Form 10QSB
period 1996-06-30
STANLY CAPITAL CORP
filed 1996-07-25
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________


                         Commission file Number 0-22062

                               STANLY CAPITAL CORP
        (Exact name of small business issuer as specified in its charter)

     NORTH CAROLINA                                56-1814206
 (State of incorporation)            (I.R.S Employer Identification No.)

                             167 North Second Street
                         Albemarle, North Carolina 28001
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (704) 983-6181

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                Outstanding at July 15, 1996
Common stock, par value $1.25 per share                     2,119,483 shares

Transitional Small Business Disclosure Format (check one):



     Yes              No   X

                       STANLY CAPITAL CORP AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                           PAGE
     PART 1     FINANCIAL INFORMATION


     Item 1     Financial Statements

                Consolidated Balance Sheets, June 30, 1996 and 1995 (Unaudited)                              3

                Consolidated Statements of Income for the Three and the Six Months
                Ended June 30, 1996 and 1995 (Unaudited)                                                     4

                Consolidated Statements of Changes in Shareholders' Equity for the
                Six Months Ended June 30, 1996 and 1995 (Unaudited)                                          5

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 1996 and 1995 (Unaudited)                                                     6

                Notes to Consolidated Financial Statements (Unaudited)                                       7


     Item 2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                    8


     PART II    OTHER INFORMATION

     Item 4     Submission of Matters to Vote of Security Holders                                           11

     Item 6     Exhibits and Reports on Form 8-K                                                            11


     SIGNATURES                                                                                             12






                                     PART I
                              FINANCIAL INFORMATION

     ITEM 1   FINANCIAL STATEMENTS

     STANLY CAPITAL CORP AND SUBSIDIARY
     Consolidated Balance Sheets (Unaudited)

     (In Thousands)                                                              June 30,
                                                                        1996                 1995
                                                                ----------------     ----------------
ASSETS
Cash and cash equivalents                                            $     4,622            $   4,035

Securities available for sale:
   U.S. Treasury securities                                                4,937                8,001
   U.S. Government Agency/Mortgage-backed securities                      10,391                9,638
   Municipal securities                                                    5,747                6,050
   Other securities                                                        1,346                  494
                                                                ----------------     ----------------
     Total securities                                                     22,421               24,183
                                                                ----------------     ----------------
Loans                                                                     96,402               81,569
   Less:  Allowance for loan losses                                        1,036                  934
                                                                ----------------     ----------------
   Loans, net                                                             95,366               80,635
                                                                ----------------     ----------------
Premises and equipment, net                                                2,122                2,092
Interest receivable                                                          853                  821
Other assets                                                               1,260                1,339
                                                                ----------------     ----------------
     Total assets                                                     $  126,644            $ 113,105

                                                                ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand deposits                                                    $   12,354          $     9,538

   Money market and NOW accounts                                          21,977               23,009
   Savings deposits                                                       27,093               18,802
   Time deposits $100,000 and over                                         6,123                8,291
   Other time deposits                                                    33,012               33,261
                                                                ----------------     ----------------
     Total deposits                                                      100,559               92,901
                                                                ----------------     ----------------
Federal funds purchased                                                        -                3,200
Securities sold under repurchase agreements                                6,422                    -
Other borrowings                                                           8,075                6,075
Interest payable                                                             182                  143
Other liabilities                                                            342                  145
                                                                ----------------     ----------------
     Total liabilities                                                   115,580              102,464
                                                                ----------------     ----------------
Shareholders' equity:




Common stock, par value $1.25 per share;
     authorized 6,000,000; issued and outstanding:
        2,121,081 shares at June 30, 1996
        2,078,870 shares at June 30, 1995                                  2,651                2,599
Surplus                                                                    4,330                4,226
Undivided profits                                                          3,890                3,546
Unrealized gain (loss) on securities available for sale, net
    of related tax effect                                                    193                  270
                                                                ----------------     ----------------
     Total shareholders' equity                                           11,064               10,641
                                                                ----------------     ----------------
       Total liabilities and shareholders' equity                     $  126,644            $ 113,105
                                                                ================     ================

See Notes to Consolidated Financial Statements

STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In Thousands)

                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                            June 30,
                                                             1996              1995              1996               1995
                                                         ------------      -------------     ------------       -------------
INTEREST INCOME:
Interest on loans                                           $   2,095          $   1,811        $   4,114           $   3,513

Interest on securities:
U.S. Treasury securities                                           98                112              200                 226

U.S. Government agencies and
  mortgage-backed securities                                      182                157              350                 318

Other securities                                                   99                105              205                 205

Interest on federal funds sold                                      1                  1               22                   6

                                                         ------------      -------------     ------------       -------------
Total interest income                                           2,475              2,186            4,891               4,268


INTEREST EXPENSE:


Interest on deposits and borrowed funds                         1,116                983            2,224               1,904

                                                         ------------      -------------     ------------       -------------
NET INTEREST INCOME                                             1,359              1,203            2,667               2,364


Provision for Loan Losses                                          52                  -               87                  17

                                                         ------------      -------------     ------------       -------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                 1,307              1,203            2,580               2,347

                                                         ------------      -------------     ------------       -------------

NONINTEREST INCOME:
Service charges on deposit accounts                               223                175              447                 350

Other service fees and commissions                                105                 88              204                 199

Gain (loss) on sale of securities                                 (1)                  -               18                  58

  Gain (loss) on foreclosed real estate                             -                  4                -                (31)

Other income                                                       10                  4               21                  23

                                                         ------------      -------------     ------------       -------------
Total noninterest income                                          337                271              690                 599

                                                         ------------      -------------     ------------       -------------

NONINTEREST EXPENSE:
Salaries, wages and employee benefits                             628                553            1,219               1,080

Occupancy expenses                                                 53                 47              107                  90

Equipment expense                                                  97                 61              191                 118

Professional fees                                                  65                 61              125                 118

FDIC insurance                                                      -                 49                1                  99

Data processing                                                   124                143              251                 277

Stationery, printing and supplies                                  35                 36               67                  72
Advertising and business promotion                                 63                 42               99                  80

Other expenses                                                    222                236              445                 500
                                                         ------------      -------------     ------------       -------------

Total noninterest expense                                       1,287              1,228            2,505               2,434

                                                         ------------      -------------     ------------       -------------

INCOME BEFORE INCOME TAXES                                        357                246              765                 512

Provision for Income Taxes                                        119                 49              243                  97

                                                         ------------      -------------     ------------       -------------

NET INCOME                                                   $    238         $      197         $    522          $      415

                                                         ============      =============     ============       =============

Earnings Per Share                                          $     .11        $       .10        $     .24         $       .20


Shares used in computing net income per share               2,121,081          2,078,870        2,121,081           2,078,870



See Notes to Consolidated Financial Statements.
                                       4

STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Six Months Ended June 30, 1996 and 1995 (Unaudited)


                                                                                                                      Net
                                                                                                                  Unrealized Gain
(In Thousands)                                      Common                                     Undivided        (Loss) on Securities
                                                     Stock                 Surplus              Profits         Available for Sale
                                                ---------------        ---------------      ---------------     -------------------
Balance, December 31, 1994                       $        2,644          $       4,375         $       3,131        $        (426)

Repurchase of common stock                                 (45)                  (149)                     -                     -
Net income                                                    -                      -                   415                     -
Net increase in market value of
securities available for sale                                 -                      -                     -                   696
                                                ---------------        ---------------       ---------------      ----------------
Balance, June 30, 1995                           $        2,599          $       4,226         $       3,546      $            270

                                                ===============        ===============       ===============      ================

- - ----------------------------------------------- ---------------  ----- ---------------  ---  --------------- ---- ----------------

Balance, December 31, 1995                       $        2,654          $       4,376         $       3,368         $         513

Repurchase of common stock                                 (20)                   (77)                     -                     -
Stock options exercised                                      17                     31                     -                     -
Net income                                                    -                      -                   522                     -
Net decrease in market value of
  securities available for sale                               -                      -                     -                  (320)
                                                ---------------        ---------------       ---------------      -----------------
Balance, June 30, 1996                           $        2,651          $       4,330         $       3,890         $         193
                                                ===============        ===============       ===============      ==================




See Notes to Consolidated Financial Statements.

STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1996 and 1995
(In Thousands)


                                                                                              1996                1995
                                                                                         ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $          522      $          415
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation                                                                                       116                  67
  Amortization (accretion) of security premiums and discounts, net                                  (18)                (14)
  Provision for loan losses                                                                           87                  17
  Deferred income taxes                                                                                -                 182
  Gain on sale of securities                                                                        (18)                (58)
  Loss on foreclosed properties                                                                        -                  31
  Changes in assets and liabilities:
    Interest receivable                                                                               13                (10)
    Other assets                                                                                    (30)                 434
    Interest payable                                                                                  17                 (4)

    Other liabilities                                                                                 21                  27
                                                                                        ----------------     ---------------
    Net cash provided by operating activities                                                        710               1,087
                                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities available for sale                                4,701               8,308
Purchase of securities available for sale                                                        (4,499)             (7,896)
Proceeds from sales of (additions to) foreclosed properties                                         (51)                  25
Net (increase) decrease in loans                                                                 (5,480)             (1,337)
Capital expenditures                                                                               (141)                (75)
                                                                                         ---------------     ---------------
    Net cash provided by (used in) investing activities                                          (5,470)               (975)
                                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings accounts                               3,474               (761)
Net increase in time deposits                                                                      1,291                 427
Net increase in securities sold under repurchase agreements                                        1,960                   -
Net increase (decrease) in federal funds                                                         (2,850)                 900
Net increase (decrease) in other borrowings/note payable                                           2,102               (525)
Proceeds from issuance of common stock                                                                48                   -
Repurchases of common stock                                                                         (97)               (194)
                                                                                         ---------------     ---------------
    Net cash provided by (used in) financing activities                                            5,928               (153)
                                                                                         ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               1,168                (41)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     3,454               4,076
                                                                                         ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $       4,622        $      4,035
                                                                                         ===============     ===============

Supplemental disclosures of cash flow information:
  Interest paid                                                                           $        2,206       $       1,908
  Income taxes paid                                                                      $           274        $          -
  Transfers from loans to OREO                                                           $             51       $          -


See Notes to Consolidated Financial Statements.

STANLY CAPITAL CORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

Note 1  -  Accounting Policies

The financial statements and accompanying notes are presented on a consolidated basis including Stanly Capital Corp (the "Company"), it's Subsidiary, Bank of Stanly ("the Bank") and the Bank's subsidiaries. Bank of Stanly consolidates the Strategic Alliance Corporation and BOS Agency, Inc. each of which are wholly-owned by the Bank.


The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles and all material adjustments necessary for a fair presentation of results of interim periods have been made. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period classifications.

Note 2  -  Loans

Loans outstanding at period end:

                                                                                              June 30,

(In Thousands)                                                                       1996                  1995
                                                                               ----------------      ----------------
Real estate loans                                                                   $    72,734           $    62,711
Commercial and industrial                                                                13,604                 9,967
Loans to individuals for household, family and other
  consumer expenditures                                                                  10,024                 8,811
All other loans                                                                              40                    80
                                                                               ----------------      ----------------
    Total                                                                           $    96,402           $    81,569
                                                                               ================      ================


Summary of transactions in the allowance for loan losses for the six-month periods ended:

                                                                                               June 30,

(In Thousands)                                                                       1996                   1995
                                                                                ---------------       ----------------
Beginning balance                                                                $          975         $          922
Charge-offs:
  Commercial loans                                                                            -                      -
  Consumer loans                                                                             33                     18
  Real estate loans                                                                           -                      -
                                                                                ---------------       ----------------
    Gross charge-offs                                                                        33                     18
                                                                                ---------------       ----------------
Recoveries:
  Commercial loans                                                                            -                      -
  Consumer loans                                                                              7                     13
  Real estate loans                                                                           -                      -
                                                                                ---------------       ----------------
    Gross recoveries                                                                          7                     13
                                                                                ---------------       ----------------

Net charge-offs                                                                              26                      5

Provision for loan losses                                                                    87                     17
                                                                                ---------------       ----------------
Ending balance                                                                   $        1,036         $          934
                                                                                ===============       ================

Percentage of gross loans                                                                 1.07%                  1.15%
Ratio of net charge-offs to average loans during the period                                .03%                   .00%


Note 3 - Standby Letters of Credit

At June 30, 1996 and 1995 the Company had outstanding letters of credit totaling $439 thousand and $418 thousand, respectively.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Stanly Capital Corp, (the Company) was incorporated under the laws of the State of North Carolina as a one bank holding company for Bank of Stanly (the Bank) in July 1993. The Bank was incorporated in 1983 and since commencement of its operations in January 1984, has engaged in the retail and commercial banking business through its five offices located in Stanly County, North Carolina.

The Bank competes with five other commercial banks, a savings bank and a credit union in its service area, primarily for lending activities and deposit customers. The Bank enjoys a good reputation as a community focused financial institution, and has been successful in achieving substantial growth in a market that has not displayed a significant amount of growth potential.

Stanly Capital Corp reported a quarter of strong growth and good operating results. Net income of $238 thousand for the second quarter of 1996, represents earnings per share of $.11 and reflects a 20.8% increase over earnings for the same period of 1995, which totaled $197 thousand or $.10 per share. Key factors affecting the improved earnings experienced this period were increases in net interest income due primarily to growth in the loan portfolio, higher revenues from non interest income and relatively low increase in overhead expense.

Results of operations and the Company's financial condition are presented in the following narrative and incorporated tables. References to changes in assets and liabilities represent end of period balances unless otherwise noted.


Net Interest Income

The largest contributor to earnings, net interest income was up $156 thousand or 13.0% for the three months ended June 30, 1996 compared to the same period a year earlier, due primarily to the growth in the loan portfolio.

Income on loans of $2.0 million for the three month period, reflected an improvement of 15.7% over the earnings of $1.8 million during the same period in 1995. Investment securities produced essentially the same level of earnings in 1996 and 1995.

Sources of funds composed of deposits, securities sold under repurchase agreements, federal funds purchased and borrowed funds expanded $12.9 million comparing these periods providing funding for the interest-earning asset growth, primarily loans. Associated interest expense rose $133 thousand, or 13.5%, when comparing the three months due mainly to the higher levels of interest-bearing liabilities.

The   following   chart   reflects   average    interest-earning    assets   and
interest-bearing liabilities, associated income or expense, related rates and the net interest spread for the six month periods ended June 30, 1996 and 1995.

Rate/Yield Spread Table on Tax Equivalent Basis *


                                                 Average Level                  Income/Expense            Rate/Yield

($ in thousands)                            1996             1995            1996          1995         1996       1995
                                        ------------     -------------   ------------  ------------   ----------   --------

Interest-earning assets:
Loans                                     $ 93,441       $ 79,097       $  4,114       $  3,513       8.85%       8.96%
Securities                                  24,294         24,239            867            843       7.18%       7.01%
Federal funds sold                             869            207             22              6       5.09%       5.85%
                                          --------       --------       --------       --------       ----        ----
    Total interest-earning assets          118,604        103,543          5,003          4,362       8.48%       8.50%
                                          --------       --------       --------       --------       ----        ----

Interest-bearing liabilities:
Interest-bearing deposits                   88,772         82,422          1,834          1,642       4.15%       4.02%
Short-term borrowings                        7,077          1,893            165             53       4.69%       5.65%
Long-term borrowings                         7,053          6,294            226            209       6.44%       6.70%
                                          --------       --------       --------       --------       ----        ----
    Total interest-bearing
    liabilities                            102,902         90,609          2,225          1,904       4.35%       4.24%
                                          --------       --------       --------       --------       ----        ----

    Net interest spread                   $ 15,702       $ 12,934       $  2,778       $  2,458       4.13%       4.26%
                                          ========       ========       ========       ========       ====        ====

* An effective tax rate of 35% for 1996 and 1995 was used to adjust to a fully tax-equivalent basis.


Nonperforming Assets

Nonperforming assets were $411 thousand at June 30, 1996, a slight improvement over 1995. This is reflective of the Company's ongoing commitment to maintaining asset quality.

               Detail of nonperforming assets is presented below:


(In Thousands)                                     June 30,

                                             1996                 1995
                                        ---------------      ---------------
Nonaccrual loans:
  Commercial                            $              -        $          -
  Real estate                                       269                  159
  Consumer installment                                6                    7
                                        ---------------      ---------------
    Total nonaccrual loans                          275                  166

Other real estate owned, net                        136                  304
                                        ---------------      ---------------
    Total nonperforming assets           $          411        $         470
                                        ===============      ===============


Nonperforming assets as a percentage
      Total assets                                 .32%                 .42%
      Total loans                                  .43%                 .58%

Provision and Allowance for Loan Losses

The Company uses a rating method to determine an adequate level of provision for loan losses which additionally provides early detection of problem loans. This identification process begins with management's assessment of credit reviews, payment histories of borrowers, loan-to-value ratio, and identified weakness in the credit. The loans are graded and management establishes a standard percentage to reserve for each rating. Included in the calculation are loans previously identified by examiners as loss, doubtful or substandard.

Charge-offs, net of recoveries, for the first six months of 1996 totaled $26 thousand, reflecting a very low ratio to average loans of .03%.

Due to substantial loan growth, the allowance for loan loss has increased. During the six month period $87 thousand in loan loss provision expense was recognized, compared to $17 thousand in this period in 1995. The transactions in the allowance for loan losses are summarized in Note 2 to the consolidated financial statements.


Noninterest Income and Expense

Total noninterest income for the three months ended June 30, 1996 and 1995 was $337 thousand and $271 thousand, respectively, reflecting an increase of $66 thousand or 24.4%. This improvement can be primarily attributed to an increase in service charges on deposit accounts which contributed an additional $48 thousand in earnings, an increase of 27.4% due to new products, repricing of fees and growth in deposit accounts.

For this same period, noninterest expenses increased by $59 thousand or 4.8%. Salaries and benefits, the largest component of noninterest expense, increased by $75 thousand due to the cost of additional personnel, normal salary adjustments and associated higher benefit costs. All other expenses as a group decreased by $16 thousand when comparing results of the second quarter of 1996 to the same three month period of 1995. The decrease in cost of FDIC insurance contributed to this reduction.


Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1996 totals $243 thousand, an effective tax rate of 31.8% compared to $97 thousand in 1995, reflecting an effective rate of 18.9% of pretax income. The Company experienced some tax benefit in 1995 from the recognition of securities losses posted in the fourth quarter of 1994.


Financial Condition and Capital Ratios

As of June 30, 1996 total assets exceeded $126 million an improvement of 12.0% over June 30, 1995. The Company has experienced outstanding growth of 18.2% in loans which increased from $81.6 million at June 30, 1995 to $96.4 million on June 30, 1996. Asset quality remains good as evidenced by current past due loan percentages, loan loss experience and management rating of the loan portfolio.

The Bank continues to maintain strong capital ratios that will support additional asset growth. As of June 30, 1996, the leverage ratio calculated with Tier I capital as a percentage of total assets plus the loan loss reserve was 8.51%, which compares favorably to the regulatory capital requirement. Total capital to risk weighted assets was 14.2% at June 30, 1996.

Liquidity

Liquidity, the ability to raise cash when needed without adversely impacting profits, is managed primarily by the selection of asset mix and the maturity mix of liabilities. Maturities and the marketability of securities and other funding sources provide a source of liquidity to meet deposit withdrawals.

Other funding sources currently include $9 million in federal funds lines of credit from correspondent banks and a $21 million line of credit from the Federal Home Loan Bank, less current advance levels of borrowing from these sources of $8.1 million. Growth in deposits is typically the primary source of funding for loans, supported by long-term credit available from the Federal Home Loan Bank.


Interest Rate Sensitivity

The major component of income for Stanly Capital Corp is net interest income, the difference between yield earned on assets and interest paid on liabilities. This differential (or margin) can vary over time as changes in interest rates occur. The volatility of changes in this differential can be measured by the timing (or repricing) difference between maturing assets and liabilities.

To identify interest rate sensitivity, a common measure is a gap analysis which reflects the difference or gap between rate sensitive assets and liabilities over various time periods. While Management reviews this information, it has implemented the use of a simulation model which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities and interest rates and provides a more relevant view of interest rate risk than traditional gap tables. The simulation allows comparison of flat, rising and falling rate scenarios to determine sensitivity of earnings to changes in interest rates.

The Asset Liability Management Committee monitors market changes in interest rates and assists with pricing loans and deposit products consistent with funding source needs and asset growth projections.



                                     PART II
                                OTHER INFORMATION



Item 4    Submission of Matters to Vote of Security Holders

None


Item 6    Exhibits and Reports on Form 8-K


a.  Exhibits

    None


b.  Reports on Form 8-K

    There were no Form 8-K's filed with the Securities and Exchange Commission during the second quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.




                                                 STANLY CAPITAL CORP
                                                    (Registrant)



Date July 23, 1996                      By:
                                        Roger L. Dick
                                        President and Chief Executive Officer



                                        Barbara S. Williams
                                        Vice President-Finance