Form 10QSB/A
period 1996-06-30
STANLY CAPITAL CORP
filed 1996-09-17
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

This FORM 10-QSB/A is being filed solely for the purpose of adding
Exhibit 27-Financial Data Schedule.


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




                                                 STANLY CAPITAL CORP
                                                    (Registrant)


Date September 17, 1996                 By:
                                        Roger L. Dick
                                        President and Chief Executive Officer


                                        Barbara S. Williams
                                        Vice President-Finance

                     STANLY CAPITAL CORP AND SUBSIDIARY

                      PART II-OTHER INFORMATION-ITEM 6

Item 6 Exhibits and Reports on Form 8-K

a. Exhibits-Exhibit 27-Financial Data Schedule

b. Reports on Form 8-K

There were no Form 8-K's filed with the Securities and Exchange Commission during the second quarter of 1996.