Form 10QSB
period 1996-09-30
STANLY CAPITAL CORP
filed 1996-10-29
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

Title of Each Class                             Outstanding at October 23, 1996
Common stock, par value $1.25 per share         2,114,940 shares

Transitional Small Business Disclosure Format (check one):
Yes      No   X



                       STANLY CAPITAL CORP AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                    PAGE

PART 1       FINANCIAL INFORMATION


Item 1       Financial Statements

             Consolidated Balance Sheets, September 30, 1996 and 1995 (Unaudited)    3

             Consolidated Statements of Income for the Three and the Nine Months
             Ended September 30, 1996 and 1995 (Unaudited)                           4

             Consolidated Statements of Changes in Shareholders' Equity for the
             Nine Months Ended September 30, 1996 and 1995 (Unaudited)               5

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1996 and 1995 (Unaudited)                           6

             Notes to Consolidated Financial Statements (Unaudited)                  7


Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                               8


PART II      OTHER INFORMATION

Item 4       Submission of Matters to Vote of Security Holders                      11

Item 6       Exhibits and Reports on Form 8-K                                       11


SIGNATURES                                                                          12


EXHIBIT 27   Financial Data Schedule for the Nine Months
             Ended September 30, 1996                                               13







                                     PART I
                              FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(In Thousands)
                                                                         September 30,
                                                                    1996              1995
                                                               ---------------    --------------
ASSETS
Cash and cash equivalents                                         $     4,968         $   3,690
Securities available for sale:
   U.S. Treasury securities                                             4,974             8,007
   U.S. Government Agency/Mortgage-backed securities                    9,934             9,640
   Municipal securities                                                 5,787             6,126
   Other securities                                                     1,338               489
                                                               ---------------    --------------
     Total securities                                                  22,033            24,262
                                                               ---------------    --------------
Loans                                                                 102,479            87,152
   Less:  Allowance for loan losses                                     1,074               950
                                                               ---------------    --------------
   Loans, net                                                         101,405            86,202
                                                                --------------    --------------
Premises and equipment, net                                             2,073             2,095
Interest receivable                                                       832               856
Other assets                                                            1,136             1,357
                                                               ---------------    --------------
     Total assets                                                  $  132,447         $ 118,462
                                                               ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand deposits                                                 $   12,192         $  10,718
   Money market and NOW accounts                                       22,171            22,080
   Savings deposits                                                    28,930            22,486
   Time deposits $100,000 and over                                      6,650             5,338
   Other time deposits                                                 33,946            32,829
                                                               ---------------    --------------
     Total deposits                                                   103,889            93,451
                                                               ---------------    --------------
Federal funds purchased                                                 1,140             4,225
Securities sold under repurchase agreements                             5,107             3,530
Other borrowings                                                       10,298             5,997
Interest payable                                                          166               153
Other liabilities                                                         502               464
                                                               ---------------    --------------
     Total liabilities                                                121,102           107,820
                                                               ---------------    --------------
Shareholders' equity:
Common stock, par value $1.25 per share;
     authorized 6,000,000; issued and outstanding:
       2,115,137 shares at September 30, 1996
       2,043,633 shares at September 30, 1995                           2,644             2,555
Surplus                                                                 4,301             4,046
Undivided profits                                                       4,130             3,705
Unrealized gain (loss) on securities available for sale, net
   of related tax effect                                                  270               336
                                                               ---------------    --------------
    Total shareholders' equity                                         11,345            10,642
                                                               ---------------    --------------
      Total liabilities and shareholders' equity                   $  132,447         $ 118,462
                                                               ===============    ==============
                                                                                                            .
See Notes to Consolidated Financial Statements

                                                         3


STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
(In Thousands)
                                                          Three Months Ended                  Nine Months Ended
                                                              September 30,                     September 30,
                                                         1996             1995              1996              1995
                                                     -----------      -----------       -----------       -----------
INTEREST INCOME:
Interest on loans                                     $    2,197      $     1,900        $    6,311        $    5,413
Interest on securities:
U.S. Treasury securities                                      71              107               271               333
U.S. Government agencies and
  mortgage-backed securities                                 168              156               518               474
Other securities                                             112              103               317               308
Interest on federal funds sold                                 -                -                22                 6
                                                     -----------      -----------       -----------       -----------
Total interest income                                      2,548            2,266             7,439             6,534


INTEREST EXPENSE:
  Interest on deposits and borrowed funds                  1,132            1,058             3,356             2,962
                                                     -----------      -----------       -----------       -----------
NET INTEREST INCOME                                        1,416            1,208             4,083             3,572

Provision for Loan Losses                                     59               36               146                53
                                                     -----------      -----------       -----------       -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                           1,357            1,172             3,937             3,519
                                                     -----------      -----------       -----------       -----------

NONINTEREST INCOME:
Service charges on deposit accounts                          230              201               677               551
Other service fees and commissions                            98               78               302               277
Gain (loss) on sale of securities                              -                -                18                58
Gain (loss) on foreclosed real estate                          6                -                 6              (31)
Other income                                                   4                3                25                26
                                                     -----------      -----------       -----------       -----------
     Total noninterest income                                338              282             1,028               881
                                                     -----------      -----------       -----------       -----------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                      678              574             1,897             1,654
  Occupancy expenses                                          56               56               163               146
  Equipment expense                                           99               65               290               183
  Professional fees                                          100              104               225               222
  FDIC insurance                                               1              (6)                 2                93
  Data processing                                            114              153               365               430
  Stationery, printing and supplies                           35               37               102               109
  Advertising and business promotion                          54               36               153               116
  Other expenses                                             209              225               654               725
                                                     -----------      -----------       -----------       -----------
    Total noninterest expense                             1,346            1,244             3,851             3,678
                                                     -----------      -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                                   349              210             1,114               722
Provision for Income Taxes                                   109               50               352               147
                                                     -----------      -----------       -----------       -----------

NET INCOME                                            $      240      $       160        $      762        $      575
                                                     ===========      ===========       ===========       ===========

Earnings Per Share                                    $      .11      $       .08        $      .36        $      .28


Shares used in computing net income per share          2,115,137       2 ,043,633         2,115,137         2,043,633


See Notes to Consolidated Financial Statements.





STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Nine Months Ended September 30, 1996 and 1995 (Unaudited)
                                                                                                               Net
                                                                                                         Unrealized Gain
(In Thousands)                                     Common                               Undivided       (Loss) on Securities
                                                   Stock               Surplus           Profits        Available for Sale
                                               ---------------      --------------     -------------    ---------------------

Balance, December 31, 1994                     $         2,644      $       4,376      $       3,130      $           (426)
Repurchase of common stock                                 (89)              (330)                 -                     -
Net income                                                  -                   -                575                     -
Net increase in market value of
  securities available for sale                             -                   -                  -                   762
                                               ---------------      --------------     --------------     -----------------
Balance, September 30, 1995                    $        2,555       $       4,046      $       3,705      $             336
                                               ===============      ==============     ==============     =================

Balance, December 31, 1995                     $        2,654       $       4,376      $       3,368                    $
                                                                                                                      513
Repurchase of common stock                                (27)               (106)                 -                     -
Stock options exercised                                    17                  31                  -                     -
Net income                                                  -                   -                762                     -
Net decrease in market value of
  securities available for sale                             -                   -                  -                  (243)
                                               ===============      ==============     ==============     =================
Balance, September 30, 1996                    $        2,644       $       4,301      $       4,130      $            270
                                               ===============      ==============     ==============     =================



See Notes to Consolidated Financial Statements.



STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1996 and 1995

                                                                                                   (In Thousands)
                                                                                              1996                1995
                                                                                         ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $       762        $        575
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation                                                                                       177                 159
  Amortization (accretion) of security premiums and discounts, net                                   (19)                (24)
  Provision for loan losses                                                                          146                  53
  Deferred income taxes                                                                                -                 108
  Gain on sale of securities                                                                         (18)                (58)
  Loss on disposal of fixed assets                                                                    12                   -
  Loss (Gain) on foreclosed properties                                                                (6)                 31
  Changes in assets and liabilities:
    Interest receivable                                                                               34                 (45)
    Other assets                                                                                      23                 663
    Interest payable                                                                                   2                   6
    Other liabilities                                                                                180                 130
                                                                                         ---------------     ---------------
    Net cash provided by operating activities                                                      1,293               1,598
                                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities available for sale                                5,217               8,348
Purchase of securities available for sale                                                         (4,499)             (7,896)
Proceeds from sales of (additions to) foreclosed properties                                          (22)                 25
Net (increase) decrease in loans                                                                 (11,578)             (6,941)
Capital expenditures                                                                                (165)               (170)
                                                                                         ---------------     ---------------
    Net cash provided by (used in) investing activities                                          (11,047)             (6,634)
                                                                                         ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings accounts                               5,342               3,174
Net increase (decrease) in time deposits                                                           2,752              (2,958)
Net increase in securities sold under repurchase agreements                                          644               3,530
Net increase (decrease) in federal funds                                                          (1,710)              1,925
Net increase (decrease) in other borrowings/note payable                                           4,325                (603)
Proceeds from issuance of common stock                                                                48                   -
Repurchases of common stock                                                                         (133)               (418)
                                                                                         ---------------     ---------------
    Net cash provided by (used in) financing activities                                           11,268               4,650
                                                                                         ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               1,514               (386)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     3,454               4,076
                                                                                         ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $     4,968        $      3,690
                                                                                         ===============     ===============

Supplemental disclosures of cash flow information:
  Interest paid                                                                              $     3,355        $      2,956
  Income taxes paid                                                                          $       362        $          -
  Transfers from loans to OREO                                                               $       124        $          -


See Notes to Consolidated Financial Statements.


STANLY CAPITAL CORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

Note 1  -  Accounting Policies

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

Note 2  -  Loans

Loans outstanding at period end:



                                                                                                 September 30,
(In Thousands)                                                                                 1996        1995
                                                                                            ----------  ----------
Real estate loans                                                                            $ 78,324    $ 65,504
Commercial and industrial                                                                      12,668      11,753
Loans to individuals for household, family and other
  consumer expenditures                                                                        11,451       9,838
All other loans                                                                                    36          57
                                                                                            ----------  ----------
    Total                                                                                    $102,479    $ 87,152
                                                                                            ==========  ==========


Summary of transactions in the allowance for loan losses for the nine-month periods ended:
                                                                                                 September 30,
(In Thousands)                                                                                 1996        1995
                                                                                            ----------  ----------
Beginning balance                                                                            $    975    $    922
Charge-offs:
  Commercial loans                                                                                 --          --
  Consumer loans                                                                                   44          56
  Real estate loans                                                                                13          --
                                                                                            ----------  ----------
    Gross charge-offs                                                                              57          56
                                                                                            ----------  ----------
Recoveries:
  Commercial loans                                                                                 --           1
  Consumer loans                                                                                   10          24
  Real estate loans                                                                                --           6
                                                                                            ----------  ----------
    Gross recoveries                                                                               10          31
                                                                                            ----------  ----------

Net charge-offs                                                                                    47          25

Provision for loan losses                                                                         146          53
                                                                                            ----------  ----------
Ending balance                                                                              $   1,074    $    950
                                                                                            ==========  ==========

Percentage of gross loans                                                                        1.05%       1.09%
Ratio of net charge-offs to average loans during the period                                       .05%        .03%

                                       7

Note 3 - Standby Letters of Credit

At September 30, 1996 and 1995 the Company had outstanding letters of credit totaling $373 thousand and $418 thousand, respectively.



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

Stanly Capital Corp reported a quarter of strong growth and good operating results. Net income of $240 thousand for the third quarter of 1996, represents earnings per share of $.11 and reflects a 50.0% increase over earnings for the same period of 1995, which totaled $160 thousand or $.08 per share. Key factors affecting the improved earnings experienced this period were increases in net interest income due primarily to growth in the loan portfolio and higher revenues from non interest income.

Results of operations and the Company's financial condition are presented in the following narrative and incorporated tables. References to changes in assets and liabilities represent end of period balances unless otherwise noted.


Net Interest Income

The largest contributor to earnings, net interest income, increased by $208 thousand or 17.2% for the three months ended September 30, 1996 compared to the same period a year earlier, due primarily to the growth in the loan portfolio. The major components of net interest income are income earned on investments and loans less interest expense on deposits and borrowings.

Income on loans of $2.1 million for the three month period, reflected an improvement of 15.6% over the earnings of $1.9 million during the same period in 1995. Investment securities produced essentially the same level of earnings in 1996 and 1995.

Sources of funds composed of deposits, securities sold under repurchase agreements, federal funds purchased and borrowed funds expanded $13.2 million comparing these periods providing funding for the interest-earning asset growth, primarily loans. Associated interest expense rose $74 thousand, or 7.0%, when comparing the three months due mainly to the higher levels of interest-bearing liabilities.

The following chart reflects average interest-earning assets and interest-bearing liabilities, associated income or expense, related rates and the net interest spread for the nine month periods ended September 30, 1996 and 1995.




                                   Rate/Yield Spread Table on Tax Equivalent Basis *

                                             Average Level                  Income/Expense                Rate/Yield
($ in thousands)                        1996            1995           1996           1995            1996           1995
                                     ------------    -----------    -----------    ------------    -----------    -----------
Interest-earning assets:
Loans                                  $  95,551     $   80,581      $   6,311         $ 5,413          8.82%          8.98%
Securities                                23,628         24,202          1,242           1,257          7.02%          6.94%
Federal funds sold                           578            137             22               6          5.08%          5.86%
                                     ------------    -----------    -----------    ------------    -----------    -----------
    Total interest-earning assets        119,757        104,920          7,575           6,676          8.45%          8.51%
                                     ------------    -----------    -----------    ------------    -----------    -----------

Interest-bearing liabilities:
Interest-bearing deposits                 89,343         79,728          2,756           2,415          4.12%          4.05%
Short-term borrowings                      7,596          5,556            272             236          4.78%          5.68%
Long-term borrowings                       6,847          6,216            331             311          6.46%          6.69%
                                     ------------    -----------    -----------    ------------    -----------    -----------
    Total interest-bearing
    liabilities                          103,786         91,500          3,359           2,962          4.32%          4.33%
                                     ------------    -----------    -----------    ------------    -----------    -----------

    Net interest spread                $  15,971     $   13,420      $   4,216         $ 3,714          4.13%          4.18%
                                     ============    ===========    ===========    ============    ===========    ===========

* An effective tax rate of 35% for 1996 and 1995 was used to adjust to a fully tax-equivalent basis.


Nonperforming Assets

Nonperforming assets were $195 thousand at September 30, 1996, 61.8% improvement over 1995. This is reflective of the Company's ongoing commitment to maintaining asset quality.

               Detail of nonperforming assets is presented below:

(In Thousands)                                September 30,
                                          1996             1995
                                       -----------     ------------
Nonaccrual loans:
  Commercial                           $       -        $       -
  Real estate                                 74              198
  Consumer installment                         8               16
                                       -----------     ------------
    Total nonaccrual loans                    82              214

Other real estate owned, net                 113              296
                                       -----------     ------------
    Total nonperfomring assets         $     195        $     510
                                       ===========     ============

Nonperforming assets as a percentage
    Total assets                             .15%             .43%
    Total loans                              .19%             .59%

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

Charge-offs, net of recoveries, for the first nine months of 1996 totaled $47 thousand, reflecting a very low ratio to average loans of .05%.

Due to substantial loan growth, the allowance for loan loss has increased. During the nine month period $146 thousand in loan loss provision expense was recognized, compared to $53 thousand in this period in 1995. The transactions in the allowance for loan losses are summarized in Note 2 to the consolidated financial statements.


Noninterest Income and Expense

Total noninterest income for the three months ended September 30, 1996 and 1995 was $338 thousand and $282 thousand, respectively, reflecting an increase of $56 thousand or 19.9%. This improvement can be primarily attributed to an increase in service charges on deposit accounts and other service fees and commissions which contributed an additional $49 thousand in earnings, an increase of 17.6% due to new products, repricing of fees and growth in deposit accounts.

For this same period, noninterest expenses increased by $102 thousand or 8.2%. Salaries and benefits, the largest component of noninterest expense, increased by $104 thousand due to the cost of additional personnel, normal salary adjustments and associated higher benefit costs. All other expenses as a group decreased by $2 thousand when comparing results of the third quarter of 1996 to the same three month period of 1995.


Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1996 totals $352 thousand, an effective tax rate of 31.6% compared to $147 thousand in 1995, reflecting an effective rate of 20.4% of pretax income. The Company experienced some tax benefit in 1995 from the recognition of securities losses posted in the fourth quarter of 1994.


Financial Condition and Capital Ratios

As of September 30, 1996 total assets exceeded $132 million an improvement of 11.8% over September 30, 1995. The Company has experienced outstanding growth of 17.6% in loans which increased from $87.2 million at September 30, 1995 to $102.5 million on September 30, 1996. Asset quality remains good as evidenced by current past due loan percentages, loan loss experience and management rating of the loan portfolio.

The Company continues to maintain strong capital ratios that will support additional asset growth. As of September 30, 1996, the leverage ratio calculated with regulatory Tier I capital as a percentage of total assets plus the loan loss reserve was 8.29%, which compares favorably to the regulatory capital requirement. Total capital to risk weighted assets was 13.9% at September 30, 1996.

Liquidity

Liquidity, the ability to raise cash when needed without adversely impacting profits, is managed primarily by the selection of asset mix and the maturity mix of liabilities. Maturities and the marketability of securities and other funding sources provide a source of liquidity to meet deposit withdrawals.

Other funding sources currently include $9 million in federal funds lines of credit from correspondent banks and a $21 million line of credit from the Federal Home Loan Bank, less current advance levels of borrowing from these sources of $11.4 million. Growth in deposits is typically the primary source of funding for loans, supported by long-term credit available from the Federal Home Loan Bank.


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

To identify interest rate sensitivity, a common measure is a gap analysis which reflects the difference or gap between rate sensitive assets and liabilities over various time periods. While Management reviews this information, it has implemented the use of a simulation model which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities and interest rates and provides a more relevant view of interest rate risk than traditional gap tables. The simulation allows comparison of flat, rising and falling rate scenarios to determine sensitivity of earnings to changes in interest rates. Currently the model reflects that a fluctuation in rates of 100 and 200 basis points over a twelve-month period would have a potential negative effect on net interest income in a rising rate environment of approximately 1.4%, and 2.8%, respectively. The effect of a falling rate scenario was positive by .3%, and .9%.

The Asset Liability Management Committee monitors market changes in interest rates and assists with pricing loans and deposit products consistent with funding source needs and asset growth projections.



                                     PART II
                                OTHER INFORMATION

Item 4    Submission of Matters to Vote of Security Holders

None


Item 6    Exhibits and Reports on Form 8-K

a.  Exhibits - Exhibit 27 - Financial Data Schedule

b.  Reports on Form 8-K

    A Form 8-K was filed with the Securities and Exchange Commission during the third quarter of 1996 to report a change in accounting firms.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.




                               STANLY CAPITAL CORP
                                  (Registrant)



Date:  10/24/96                       By:/s/Roger L. Dick
                                         Roger L. Dick
                                         President and Chief Executive Officer


                                         /s/Barbara S. Williams
                                         Barbara S. Williams
                                         Vice President-Finance