Form 10KSB
period 1996-12-31
STANLY CAPITAL CORP
filed 1997-03-31
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB
        ( Mark One)

(  X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the fiscal year ended  December 31, 1996

(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-22062

                               STANLY CAPITAL CORP
                             167 North Second Street
                         Albemarle, North Carolina 28001
                                 (704) 983-6181

          North Carolina                   56-1814206
          (State of incorporation)       (IRS Employer Identification No.)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $1.25 Par Value

The Registrant has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant's revenues for the year ended December 31, 1996 were $11,401,526.

There is no established trading market for the Registrant's common stock. Based on a price of $7.50 per share for the common stock in recent transactions, the aggregate value of the common stock held by nonaffiliates as of February 15, 1997 was $16,282,230.

As of February 15, 1997, the Registrant had 2,170,964 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    1. Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Part II of this report.

    2. Portions of the Registrant's definitive Proxy Statement dated March 25, 1997, are incorporated by reference into Part III.

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format  (check one) Yes  (   )   No ( X )

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

         Key

         AR Annual Report to Shareholders for the fiscal year ended December 31, 1996.

         Proxy Proxy Statement dated March 25, 1997 for the Annual Meeting of Shareholders to be held April 22, 1997.

         10-KSB     10-KSB for the year ended December 31, 1996

                                                                                           Document
PART I



Item 1.  Business................................................................  Page 3            10-KSB
Item 2.  Properties..............................................................  Page 9            10-KSB
Item 3.  Legal Proceedings....................................................... Page 10            10-KSB
Item 4.  Submission of Matters to a Vote of Security Holders..................... Page 10            10-KSB

PART II

Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters......................................... Page  4                 AR
Item 6.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................... Page 27                AR
Item 7.  Financial Statements and Supplementary Data............................. Pages 4-26             AR
Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................... Page 9              Proxy

PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
                     Compliance with Section 16(a) of Exchange Act..............   Pages 5-7            Proxy
Item 10. Executive Compensation..................................................  Page 7               Proxy
Item 11. Security Ownership of Certain Beneficial Owners and
                     Management..................................................  Page 2               Proxy
Item 12. Certain Relationships and Related Transactions..........................  Page 9               Proxy

PART IV

Item 13.  Exhibits and Reports on Form 8-K
                  (a)      Index to Exhibits.....................................  Page 10             10-KSB
                  (b)      No Reports on Form 8-K were filed for the three
                              months ended December 31, 1996

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Stanly Capital Corp (the "Registrant") was incorporated under the laws of North Carolina on February 24, 1993 at the direction of the Board of Directors of Bank of Stanly (the "Bank") for the purpose of serving as a bank holding company for the Bank. Pursuant to an Agreement and Plan of Reorganization and Merger dated February 24, 1993, effective July 1, 1993, all outstanding shares of the Bank's common stock held by its shareholders were converted into and exchanged for shares of the Registrant's $1.25 par value common stock on a share-for-share basis, the Bank's shareholders became the shareholders of the Registrant, and the Registrant became the sole shareholder and parent holding company of the Bank.

The Bank is a North Carolina chartered commercial bank which was incorporated in 1983 and which commenced banking operations on January 26, 1984. The Bank's main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates four other banking offices located in Stanly County, North Carolina. The Bank is the only commercial bank headquartered in Stanly County and is owned predominately by residents of Stanly County and the immediately surrounding area.

At December 31, 1996 the Registrant and its banking subsidiary had 52 full-time and 35 part-time employees.

BUSINESS OF THE BANK

The Bank engages in a general banking business in Stanly County, North Carolina. Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank's lending activities include commercial loans to small-to-medium sized businesses located primarily in its market area for various purposes, and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also issues Visa(R) Check Card, an electronic banking card, which functions as a point-of sale card and allows its customers to access their deposit accounts at one branch of the Bank and at the automatic teller machines of other banks linked to the HONOR(R) or CIRRUS(R) networks. The Bank is licensed to offer MasterCard(R) credit cards. A program called Business Manager(R), an accounts receivable billing system, is offered to better serve the business community. The Bank does not provide the services of a trust department.

NON-BANK SUBSIDIARIES

The Bank has two wholly-owned subsidiaries, BOS Agency, Inc. ("BOS Agency") and The Strategic Alliance Corporation ("Strategic Alliance"). BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the Securities and Exchange Commission and licensed by the National Association of Securities Dealers as a securities broker-dealer.

DATA PROCESSING JOINT VENTURE

During 1992 the Bank entered into a joint venture agreement with two other banks to form Corporate Data Services, Inc. ("CDS"), a North Carolina corporation that provides operations and data processing services for community banks. The Bank's ownership in this venture increased from one-third to one-half during 1995 due to a merger involving one of the owners and the subsequent forfeiture of their stock. The Bank's investment in CDS at December 31, 1996 amounted to $240,000.

COMPETITION

The Bank's primary geographic market is Stanly County, North Carolina. Commercial banking in Stanly County and in North Carolina as a whole is extremely competitive with state laws permitting state-wide branching. The Bank competes directly for deposits in Stanly County with other commercial banks, savings banks, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In Stanly County, five other commercial banks (including two of the three largest banks in North Carolina) presently operate a total of 14 banking offices, one savings bank operates two offices and a credit union operates one location in the county.

Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office location, office hours, customer service, community reputation and continuity of personnel are also important competitive factors. Many of the Bank's competitors have greater resources, broader geographic markets and higher lending limits, and can offer more products and better afford and make more effective use of media advertising, support services and electronic technology than the Bank. The Bank depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

INTERSTATE BANKING AND BRANCHING

Federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the "Interstate Banking Law"). Acquisitions are subject to anti-trust provisions that cap at 10% the portions of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits in any state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Beginning June 1, 1997, and subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank to merge with a bank located in a different state. A state may accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it can "opt out" and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks if the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions contained therein, specifically authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina. South Carolina, Tennessee and Virginia have similar laws and interstate mergers or branching has occurred or has been applied for among these three states and North Carolina.

SUPERVISION AND REGULATION

The business and operations of the Registrant and its Subsidiary Bank are subject to extensive federal and state governmental regulation and supervision.

Registrant is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to supervision and examinations by and the regulations and reporting requirements of the Federal Reserve. Under the BHCA, the activities of the Registrant and the Bank are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The BHCA prohibits the Registrant from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding or savings bank holding company, without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Registrant from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. In approving an application by the Registrant to engage in a non-banking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes "undercapitalized," the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency.

Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

As a result of its ownership of a North Carolina-chartered commercial bank, the Registrant also is registered with and subject to regulation by the North Carolina Commissioner of Banks (the "Commissioner") under the state's bank holding company laws. The Commissioner has asserted authority to examine North Carolina bank holding companies and their affiliates.

The Bank is a North Carolina commercial bank and its deposits are insured by the FDIC. The Bank is subject to supervision and examination by and the regulations and reporting requirements of the Commissioner and the FDIC. The Bank also is a member of the Federal Home Loan Bank System (the "FHLB System").

The Bank is subject to legal limitations on the amounts of dividends it is permitted to pay. Prior approval of the Commissioner is required if the total of all dividends declared by the Bank in any calendar year exceeds its net profits (as defined by statute) for the preceding two calendar years, less any required transfers to surplus. As an insured depository institution, the Bank also is prohibited from making capital distributions, including the payment of dividends, if after making such distribution, it would become "undercapitalized" (as such term is defined in the Federal Deposit Insurance Act).

Under current federal laws, certain transactions between a depository institution and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution, and in a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally, Sections 23A and 23B (i) limit the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate, and
(ii) require that such transactions be on terms and under circumstances substantially the same, or at least as favorable, to the institution or the subsidiary as those provided to a nonaffiliate.

The Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair reporting laws and laws relating to branch banking. As an insured institution, the Bank is prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the institution is and continues to be in compliance with all applicable capital standards. Insured institutions also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Federal Reserve, the FDIC and the Commissioner all have broad powers to enforce laws and regulations applicable to the Registrant and the Bank and to require corrective action of conditions affecting the safety and soundness of the Bank. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors. Registrant and the Bank in the past have not had, and do not foresee in the future, any significant regulatory compliance problems.

CAPITAL REQUIREMENTS

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier I capital. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

The Bank also is subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, insured institutions that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier I capital to average total consolidated assets. All other insured institutions are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of at least 8%.

FDIC INSURANCE ASSESSMENTS

The Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized," or "under capitalized," as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department, and beginning in 1997, all banks will pay additional annual assessments at the rate of .013%.

Effective January 1, 1999, there will be a merger of the SAIF and BIF insurance funds of the FDIC. One of the principal issues is the amount of additional funds needed to recapitalize the SAIF prior to the merger. In September 1996, a one-time special assessment was levied on SAIF-insured deposits (including such deposits held by commercial banks) at the rate of .657% on all SAIF-insured deposits held as of March 31, 1995, the assessment date. As of December 31, 1996, the Bank had no SAIF-insured deposits.

SAFETY AND SOUNDNESS STANDARDS

The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1995, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1996, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.

The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensations as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the prompt correction action provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

COMMUNITY REINVESTMENT ACT

The Bank is subject to the provisions of the Community Reinvestment Act (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Such an assessment is required of any bank which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less that $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank's loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the bank's assessment areas; the bank's record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the bank's loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the bank's record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

Regulatory agencies will assign a composite rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" to the institution using the following ground rules. A bank's performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank's overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above. The agencies may assign a "needs to improve" or "substantial noncompliance" rating depending on the degree to which the bank has failed to meet the standards mentioned above.

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank's record of performance may be the basis for denying or conditioning approval of an application.

CHANGE OF CONTROL

State and federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company or bank by tender offer or similar means than it might be to acquire control of another type of corporation.

Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved such proposed acquisition. A person will be deemed to have acquired "control" of a bank holding company or bank if he, she or it, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy.

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve Board or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank's voting securities and, following such transaction, no other person owns a greater percentage of that class of securities.

GOVERNMENT MONETARY POLICY AND ECONOMIC CONTROLS

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank, the Registrant is directly affected by the government monetary policy and the economy in general. The actions and policies of the FRB which acts as the nation's central bank can directly affect money supply and, in general, affect banks' lending activities by increasing or decreasing their costs and availability of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Bank is not a member of the Federal Reserve System but is subject to reserve requirements imposed by the Federal Reserve on non-member banks. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2.     PROPERTIES

The Bank's Main Office is located at 167 North Second Street in Albemarle, North Carolina. The Bank has leased a portion of this facility since it opened in 1984. The Bank's Main Office also occupies an adjoining building, purchased in 1991, which houses much of the Bank and Registrant's administrative functions. The Bank purchased a commercial building and parking lot adjacent to its Main Office in Albemarle in 1988. The Bank is holding this property for possible future expansion purposes.

The Bank owns its other banking locations at 710 North First Street in Albemarle, which houses the Village Branch opened in June 1984, its East Albemarle Branch at 800 Highway 24-27 Bypass in Albemarle acquired in 1988, a branch office located at 107 S. Main Street in Norwood acquired in 1987 and a branch located at 624 N. Main Street in Oakboro opened in 1993.

All of the Bank's existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, except the Main Office which does not have a drive-up facility. At December 31, 1996, the cost less accumulated depreciation of the Bank's investment in premises and equipment was $2,117,249. The Registrant owns all of its properties through its subsidiary, Bank of Stanly.

ITEM  3.     LEGAL PROCEEDINGS

Neither the Registrant nor the Bank, nor any of their properties, are subject to any legal proceedings other than ordinary routine litigation incidental to their business.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of 1996.



                                     PART II

ITEMS 5 THROUGH 7.

Incorporated by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 8 is incorporated herein by reference from page 9 of the Registrant's definitive proxy statement dated March 25, 1997.



                                    PART III

ITEMS 9 THROUGH 12.

Incorporated by reference to the Registrant's definitive proxy statement dated March 25, 1997.


                                     PART IV


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  (1)  FINANCIAL STATEMENTS.

      The following consolidated financial statements of the Registrant are incorporated herein by reference from the indicated pages of the Registrant's 1996 Annual Report to Shareholders:

       (2)  FINANCIAL STATEMENT SCHEDULES.

      All financial statement schedules are omitted as substantially all the required information is contained in the Registrant's consolidated financial statements listed above which are incorporated herein by reference or is not applicable.
                                       10

      (3)   EXHIBITS.

      The following exhibits are filed herewith or incorporated herein by reference.

  EXHIBIT
  NUMBER                    DESCRIPTION OF EXHIBIT

     3 (a)                *  Registrant's Articles of Incorporation

     3 (b)                *  Registrant's By-laws

     10                   *  Incentive Stock Option Plan, as amended * *

     13                    1996 Annual Report to Shareholders (filed herewith)

     21                    Subsidiary of the Registrant (filed herewith)

     27                    Financial Data Schedule (filed herewith)

     99                    Registrant's definitive proxy statement * * *


     * Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (Reg. No. 33-58882)

     * *Denotes a management contract or compensatory plan or arrangement.

  * * * To be filed with the Commission pursuant to Rule
              14a-6(b).


 (B)  REPORTS ON FORM 8-K.


      The Registrant did not file a Current Report on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     STANLY CAPITAL CORP


March 25, 1997
                                           By: /s/_____________________
                                           Roger L. Dick, President and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                          / s /                         March 25, 1997
Roger L. Dick, President and
    Chief Executive Officer


                          / s /                         March 25, 1997
Barbara S. Williams, Vice President
    (Principal Financial and Accounting Officer)


                         / s /                          March 25, 1997
William S. Aldridge, Jr., Director


                         / s /                          March 25, 1997
Cynthia H. Beane, Director


                         / s /                          March 25, 1997
Barton D. Burpeau, Jr., Director


                         / s /                          March 25, 1997
William F. Clayton, Director


                         / s /                          March 25, 1997
John J. Earnhardt, Jr., Director


                         / s /                          March 25, 1997
G. Chad Efird, Director

                         / s /                          March 25, 1997
W. Kermit Efird, Director


                         / s /                          March 25, 1997
James L. Harris, Director


                         / s /                          March 25, 1997
Eric M. Johnsen, M.D., Director


                         / s /                          March 25, 1997
Jerry J. Long, Director


                         / s /                          March 25, 1997
W. Chester Lowder, Director


                         / s /                          March 25, 1997
James R. Mauney, Sr., Director


                         / s /                          March 25, 1997
Pamela S. Morton, Director


                         / s /                          March 25, 1997
John P. Murray, M.D., Director


                         / s /                          March 25, 1997
Catherine A. Pickler, Director


                         / s /                          March 25, 1997
B. A. Smith, Director


                         / s /                          March 25, 1997
Boyce E. Thompson, Director


                         / s /                          March 25, 1997
Douglas V. Waddell, Director

                                  EXHIBIT INDEX



                  Exhibit
                  Number                          Description



                       13                  1996 Annual Report to Shareholders


                       21                  Subsidiary of the Registrant


                       27                  Financial Data Schedule


--------------------------------------------------------------------------------