Form 10QSB
period 1997-03-31
STANLY CAPITAL CORP
filed 1997-05-06
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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
Yes    X          No
    ------          -------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                Outstanding at March 31, 1997
-------------------                                -----------------------------
Common stock, par value $1.25 per share            2,170,964 shares

Transitional Small Business Disclosure Format (check one):
Yes              No    X
    -------         --------

                       STANLY CAPITAL CORP AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                       PAGE

PART 1        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets, March 31, 1997 and 1996 (Unaudited)                           3

              Consolidated Statements of Income for the Three Months Ended
              March 31, 1997 and 1996 (Unaudited)                                                        4

              Consolidated Statements of Changes in Shareholders' Equity for the
              Three Months Ended March 31, 1997 and 1996 (Unaudited)                                     5

              Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1997 and 1996 (Unaudited)                                                  6

              Notes to Consolidated Financial Statements (Unaudited)                                     7


Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  8


PART II       OTHER INFORMATION

Item 4        Submission of Matters to Vote of Security Holders                                         11

Item 6        Exhibits and Reports on Form 8-K                                                          11


SIGNATURES                                                                                              12


EXHIBIT 27    Financial Data Schedule for the Three Months
              Ended March 31, 1997                                                                      13



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                March 31,
                                                                        1997              1996
                                                                  ---------------    -------------
ASSETS
Cash and cash equivalents                                               $   5,043         $   3,703
Securities available for sale:
  U.S. Treasury securities                                                  4,963             6,993
  U.S. Government Agency/Mortgage-backed securities                        14,320            11,125
  Municipal securities                                                      5,938             6,123
  Other securities                                                          1,284             1,090
                                                                  ---------------    --------------
    Total securities                                                       26,505            25,331
                                                                  ---------------    --------------
Loans                                                                     103,908            93,053
  Less:  Allowance for loan losses                                          1,057             1,005
                                                                  ---------------    --------------
  Loans, net                                                              102,851            92,048
                                                                  ---------------    --------------
Premises and equipment, net                                                 2,197             2,107
Interest receivable                                                           877               904
Other assets                                                                1,198             1,222
                                                                  ---------------    --------------
    Total assets                                                        $ 138,671         $ 125,315
                                                                  ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand deposits                                                       $  12,720         $  10,985
  Money market and NOW accounts                                            30,027            22,755
  Savings deposits                                                         28,812            26,259
  Time deposits $100,000 and over                                           7,736             7,449
  Other time deposits                                                      33,171            33,068
                                                                  ---------------    --------------
    Total deposits                                                        112,466           100,516
                                                                  ---------------    --------------
Federal funds purchased                                                     2,200               185
Securities sold under repurchase agreements                                 4,331             5,787
Other borrowings                                                            7,725             7,299
Interest payable                                                              186               199
Other liabilities                                                             380               329
                                                                  ---------------    --------------
    Total liabilities                                                     127,288           114,315
                                                                  ---------------    --------------
Shareholders' equity:
Common stock, par value $1.25 per share;
  authorized 6,000,000; issued and outstanding:
  2,170,964 shares at March 31, 1997
  2,123,431 shares at March 31, 1996                                        2,713             2,654
Surplus                                                                     4,569             4,374
Undivided profits                                                           4,046             3,652
Unrealized gain (loss) on securities available for sale, net
  of related tax effect                                                        55               320
                                                                  ---------------    --------------
    Total shareho1ders' equity                                             11,383            11,000
                                                                  ===============    ==============
Total liabilities and shareholders' equity                              $ 138,671         $ 125,315
                                                                  ===============    ==============

See Notes to Consolidated Financial Statements.

STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
(In Thousands)                                      Three Months Ended
                                                         March 31,
                                                   1997             1996
                                               ------------     -----------
INTEREST INCOME:
  Interest on loans                                $  2,203        $  2,019
  Interest on securities:
    U.S. Treasury securities                             64             102
    U.S. Government agencies and
     mortgage-backed securities                         232             168
    Other securities                                    113             106
Interest on federal funds sold                            -              21
                                                ------------    -----------
  Total interest income                               2,612           2,416

INTEREST EXPENSE:
  Interest on deposits and borrowed funds              1,166          1,108
                                                ------------    -----------
NET INTEREST INCOME                                    1,446          1,308

Provision for Loan Losses                                 38             35
                                                ------------    -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                       1,408          1,273
                                                ------------    -----------

NONINTEREST INCOME:
  Service charges on deposit accounts                    216            224
  Other service fees and commissions                     127             99
  Gain (loss) on sale of securities                        -             19
  Other income                                            12             11
                                                ------------    -----------
    Total noninterest income                             355            353
                                                ------------    -----------
NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                  662            591
  Occupancy expenses                                      55             54
  Equipment expense                                      100             94
  Data processing                                        122            127
  Other expenses                                         384            352
                                                ------------    -----------
    Total noninterest expense                          1,323          1,218
                                                ------------    -----------

INCOME BEFORE INCOME TAXES                               440            408
Provision for Income Taxes                               132            124
                                                ------------    -----------

NET INCOME                                         $     308       $    284
                                                ============    ===========

Earnings Per Share                                 $     .14       $    .13

Shares used in computing net income per share      2,170,964      2,123,431


See Notes to Consolidated Financial Statements.

STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Three Months Ended March 31, 1997 and 1996 (Unaudited)
--------------------------------------------------------------

                                                                                                                 Net
                                                                                                           Unrealized Gain
(In Thousands)                                    Common                               Undivided        (Loss) on Securities
                                                   Stock               Surplus           Profits          Available for Sale
                                               ---------------      --------------     -------------     -------------------
Balance, December 31, 1995                       $     2,654         $     4,376        $     3,368             $     513
Repurchase of common stock                              -                    (2)               -                        -
Net income                                              -                   -                   284                     -
Net decrease in market value of
  securities available for sale                         -                   -                  -                    (193)
                                               ---------------      --------------     --------------     -----------------
Balance, March 31, 1996                          $     2,654         $     4,374        $     3,652             $     320
                                               ===============      ==============     ==============     =================

---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                       $     2,719         $     4,594        $     3,738             $     253
Repurchase of common stock                               (6)                (25)               -                        -
Net income                                              -                   -                   308                     -
Net decrease in market value of
  securities available for sale                         -                   -                  -                    (198)
                                               ===============      ==============     ==============     =================
Balance, March 31, 1997                          $     2,713         $     4,569        $     4,046             $      55
                                               ===============      ==============     ==============     =================


See Notes to Consolidated Financial Statements.

STANLY CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1997 and 1996

                                                                                         (In Thousands)
                                                                                   1997              1996
                                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    308          $    284
Adjustments to reconcile net income to net cash provided by
 operating activities
 Depreciation                                                                              63                56
 Amortization (accretion) of security premiums and discounts, net                         (1)               (3)
 Provision for loan losses                                                                 38                35
 Deferred income taxes                                                                    (7)                 -
 Gain on sale of securities                                                                 -              (19)
 Changes in assets and liabilities:
  Interest receivable                                                                    (19)              (38)
  Other assets                                                                           (69)              (72)
  Interest payable                                                                          9                35
  Other liabilities                                                                        13                 6
                                                                               --------------    --------------
  Net cash provided by operating activities                                               335               284
                                                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities available for sale                     2,421             1,736
Purchase of securities available for sale                                             (4,030)           (4,248)
Additions to foreclosed properties                                                          -              (51)
Net increase in loans                                                                 (3,086)           (2,110)
Capital expenditures                                                                    (143)              (66)
                                                                               --------------    --------------
  Net cash used in investing activitities                                             (4,838)           (4,739)
                                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts                               6,888             2,048
Net increase in time deposits                                                             979             2,673
Net increase (decrease) in securities sold under repurchase agreements                (3,824)             1,325
Net increase (decrease) in federal funds                                                2,200           (2,665)
Net increase (decrease) in other borrowings/note payable                              (1,549)             1,326
Repurchases of common stock                                                              (31)               (3)
                                                                               --------------    --------------
  Net cash provided by financing activities                                             4,663             4,704
                                                                               --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      160               249

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          4,883             3,454
                                                                               --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  5,043          $  3,703
                                                                               ==============    ==============

Supplemental disclosures of cash flow information:
  Interest paid                                                                      $  1,156          $  1,073
  Income taxes paid                                                                  $     92          $     96
  Transfers from loans to OREO                                                       $      -          $     51


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

Note 2 - Loans

Loans outstanding at period end:

                                                                           March 31,
(In Thousands)                                                      1997               1996
                                                                -------------      ------------
Real estate loans                                                  $   78,659        $   69,925
Commercial and industrial                                              14,275            14,057
Loans to individuals for household, family and other
  consumer expenditures                                                10,949             9,025
All other loans                                                            25                46
                                                                -------------      ------------
     Total                                                         $  103,908        $   93,053
                                                                =============      ============

Summary of transactions in the allowance for loan losses for the three-month periods ended:
                                                                           March 31,
(In Thousands)                                                      1997               1996
                                                                -------------      ------------
Beginning balance                                                  $    1,050        $      975
Charge-offs:
  Commercial loans                                                         12                 -
  Consumer loans                                                           24                10
  Real estate loans                                                         -                 -
                                                                -------------      ------------
     Gross charge-offs                                                     36                10
                                                                -------------      ------------
Recoveries:
  Commercial loans                                                        -                 -
  Consumer loans                                                          5                 5
  Real estate loans                                                       -                 -
                                                                -------------      ------------
     Gross recoveries                                                       5                 5
                                                                -------------      ------------

 Net charge-offs                                                           31                 5

Provision for loan losses                                                  38                35
                                                                -------------      ------------
Ending balance                                                     $    1,057        $    1,005
                                                                =============      ============

Percentage of gross loans                                               1.02%             1.08%
Ratio of net charge-offs to average loans during the period              .03%              .00%

                                       7

Note 3 - Standby Letters of Credit

At March 31, 1997 and 1996 the Company had outstanding letters of credit totaling $283 thousand and $488 thousand, respectively.



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

Stanly Capital Corp reported a quarter of continued growth and good operating results. Net income of $308 thousand for the first quarter of 1997, represents earnings per share of $.14 and reflects an 8.5% increase over earnings for the same period of 1996, which totaled $284 thousand or $.13 per share. Key factors affecting the improved earnings experienced this period were increases in net interest income due primarily to growth in the loan portfolio and a relatively stable net interest margin.

Results of operations and the Company's financial condition are presented in the following narrative and incorporated tables. References to changes in assets and liabilities represent end of period balances unless otherwise noted.


Net Interest Income

The largest contributor to earnings, net interest income, increased by $138 thousand or 10.6% for the three months ended March 31, 1997 compared to the same period a year earlier, due primarily to the growth in the loan portfolio. The major components of net interest income are income earned on investments and loans less interest expense on deposits and borrowings.

Income on loans of $2.2 million for the three month period, reflected an improvement of 9.1% over the earnings of $2.0 million during the same period in 1996. Investment securities provided an additional $33 thousand in earnings in 1997 compared to 1996.

Sources of funds composed of deposits, securities sold under repurchase agreements, federal funds purchased and borrowed funds expanded $12.9 million comparing these periods provided funding for the interest-earning asset growth, primarily loans. Associated interest expense rose $58 thousand, or 5.2%, when comparing the three months due mainly to the higher levels of interest-bearing liabilities.

The following chart reflects average interest-earning assets and interest-bearing liabilities, associated income or expense, related rates and the net interest spread for the nine month periods ended March 31, 1997 and 1996.

                Rate/Yield Spread Table on Tax Equivalent Basis *


                                             Average Level                  Income/Expense                Rate/Yield
($ in thousands)                        1997            1996           1997           1996            1997           1996
                                     ------------    -----------    -----------    ------------    -----------    -----------

Interest-earning assets:
Loans                                  $ 103,104     $   90,095      $   2,203         $ 2,019          8.67%          9.01%
Securities *                              25,868         23,861            455             424          7.13%          7.15%
Federal funds sold                            24          1,649              -              21              -          5.12%
                                     ------------    -----------    -----------    ------------    -----------    -----------
    Total interest-earning
    assets                               128,996        115,605          2,658           2,464          8.36%          8.57%
                                     ------------    -----------    -----------    ------------    -----------    -----------

Interest-bearing liabilities:
Interest-bearing deposits                 94,632         88,773            936             931          4.01%          4.22%
Short-term borrowings                      9,941          5,343            118              60          4.81%          4.52%
Long-term borrowings                       7,202          7,311            112             117          6.31%          6.44%
                                     ------------    -----------    -----------    ------------    -----------    -----------
    Total interest-bearing
    liabilities                          111,775        101,427          1,166           1,108          4.23%          4.39%
                                     ------------    -----------    -----------    ------------    -----------    -----------

    Net interest spread                $  17,221     $   14,178      $   1,492       $   1,356          4.13%          4.18%
                                     ============    ===========    ===========    ============    ===========    ===========


* An effective tax rate of 35% for 1997 and 1996 was used to adjust to a fully tax-equivalent basis.


Nonperforming Assets

Nonperforming assets were $463 thousand at March 31, 1997, reflecting an increase of 10.2% increase compared to 1996. Detail of nonperforming assets is presented below:


(In Thousands)                                     March 31,
                                              1997          1996
                                              ----          ----
Nonaccrual loans:
  Commercial                                  $ 23          $ --
  Real estate                                  348           277
  Consumer installment                           7             7
                                              ----          ----
    Total nonaccrual loans                     378           284

Other real estate owned, net                    85           136
                                              ----          ----
  Total nonperforming assets                  $463          $420
                                              ====          ====

Nonperforming assets as a percentage
  Total assets                                 .33%          .34%
  Total loans                                  .45%          .45%

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

Charge-offs, net of recoveries, for the first three months of 1997 totaled $31 thousand, reflecting a low ratio to average loans of .03%.

Due to substantial loan growth, the allowance for loan loss has increased. During the three month period $38 thousand in loan loss provision expense was recognized, compared to $35 thousand in this period in 1996. The transactions in the allowance for loan losses are summarized in Note 2 to the consolidated financial statements.


Noninterest Income and Expense

Total noninterest income from service charges and other fees produced earnings of $355 thousand for this quarter compared to $334 thousand in the prior period, excluding securities gains of $19 thousand posted in the first quarter of 1996, an increase of 6.3%.

For this same period, noninterest expenses increased by $105 thousand or 8.6%. Salaries and benefits, the largest component of noninterest expense, increased by $71 thousand due to the cost of additional personnel, normal salary adjustments and associated higher benefit costs. All other expenses as a group increased by $34 thousand when comparing results of the first quarter of 1997 to the same three month period of 1996.


Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1997 totals $132 thousand, an effective tax rate of 30.0% compared to $124 thousand in 1996, reflecting an effective rate of 30.4% of pretax income.


Financial Condition and Capital Ratios

As of March 31, 1997 total assets were $138.7 million an improvement of 10.7% over March 31, 1996. The Company has experienced outstanding growth of 11.7% in loans which increased from $93.0 million at March 31, 1996 to $103.9 million on March 31, 1997. Asset quality remains good as evidenced by current past due loan percentages, loan loss experience and management rating of the loan portfolio.

The Company continues to maintain strong capital ratios that will support additional asset growth. As of March 31, 1997, the leverage ratio calculated with regulatory Tier I capital as a percentage of average for the quarter assets was 8.33%, which compares favorably to the regulatory capital requirement. Total capital to risk weighted assets was 14.01% at March 31, 1997.

Liquidity

Liquidity, the ability to raise cash when needed without adversely impacting profits, is managed primarily by the selection of asset mix and the maturity mix of liabilities. Maturities and the marketability of securities and other funding sources provide a source of liquidity to meet deposit withdrawals.

Other funding sources currently include $9 million in federal funds lines of credit from correspondent banks and a $21 million line of credit from the Federal Home Loan Bank, less current advance levels of borrowing from these sources of $9.9 million. Growth in deposits is typically the primary source of funding for loans, supported by long-term credit available from the Federal Home Loan Bank.


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

To identify interest rate sensitivity, a common measure is a gap analysis which reflects the difference or gap between rate sensitive assets and liabilities over various time periods. While Management reviews this information, it has implemented the use of a simulation model which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities and interest rates and provides a more relevant view of interest rate risk than traditional gap tables. The simulation allows comparison of flat, rising and falling rate scenarios to determine sensitivity of earnings to changes in interest rates. Currently the model reflects that a fluctuation in rates of 200 basis points over a twelve-month period would have a potential negative effect on net interest income in a rising rate environment of approximately 1.2%. The effect of a falling rate scenario was positive by approximately
2.0%.

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

Item 4    Submission of Matters to Vote of Security Holders

None


Item 6    Exhibits and Reports on Form 8-K

a.  Exhibits - Exhibit 27 - Financial Data Schedule

b.  Reports on Form 8-K

    There were no Form 8-K's filed with the Securities and Exchange Commission during the first quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.



                               STANLY CAPITAL CORP
                                  (Registrant)



Date May 6, 1997                        By:
     -----------
                                        Roger L. Dick
                                        President and Chief Executive Officer



                                        Barbara S. Williams
                                        Vice President-Finance