Form 10QSB
period 1997-06-30
UWHARRIE CAPITAL CORP
filed 1997-08-07
CIK 898171

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ____________


                         Commission file Number 0-22062

                              UWHARRIE CAPITAL CORP
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                           Outstanding at July 31, 1997
-------------------                           ----------------------------
Common stock, par value $1.25 per share               2,172,579 shares

Transitional Small Business Disclosure Format (check one):
Yes              No   X

                      UWHARRIE CAPITAL CORP AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                                                            PAGE


PART 1            FINANCIAL INFORMATION


Item 1            Financial Statements

                  Consolidated Balance Sheets, June 30, 1997 and 1996 (Unaudited)                            3

                  Consolidated Statements of Income for the Three Months and the Six
                  Months Ended June 30, 1997 and 1996 (Unaudited)                                            4

                  Consolidated Statements of Changes in Shareholders' Equity for the
                  Six Months Ended June 30, 1997 and 1996 (Unaudited)                                        5

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1997 and 1996 (Unaudited)                                                   6

                  Notes to Consolidated Financial Statements (Unaudited)                                     7



Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  8


PART II           OTHER INFORMATION

Item 4            Submission of Matters to Vote of Security Holders                                         11

Item 6            Exhibits and Reports on Form 8-K                                                          11


SIGNATURES                                                                                                  12


EXHIBIT 27        Financial Data Schedule for the Six Months
                  Ended June 30, 1997                                                                       13

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1   FINANCIAL STATEMENTS

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(In Thousands)                                                                                           June 30,
                                                                                              1997                    1996
                                                                                      --------------------    --------------------
ASSETS
Cash and cash equivalents                                                                    $     4,675               $   4,622
Securities available for sale:
   U.S. Treasury                                                                                   4,993                   4,937
   U.S. Government agencies and corporations                                                      13,594                  10,391
   State and political subdivisions                                                                5,738                   5,747
   Other securities                                                                                1,579                   1,346
                                                                                      --------------------    --------------------
     Total securities                                                                             25,904                  22,421
                                                                                      --------------------    --------------------
Loans                                                                                            108,731                  96,402
   Less:  Allowance for loan losses                                                                1,100                   1,036
                                                                                      --------------------    --------------------
   Loans, net                                                                                    107,631                  95,366
                                                                                                              --------------------
                                                                                      --------------------
Premises and equipment, net                                                                        2,357                   2,122
Interest receivable                                                                                  910                     853
Other assets                                                                                       1,142                   1,260
                                                                                      --------------------    --------------------
     Total assets                                                                             $  142,619               $ 126,644
                                                                                      ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand deposits                                                                            $   14,162            $     12,354
   Money market and NOW accounts                                                                  29,672                  21,977
   Savings deposits                                                                               29,165                  27,093
   Time deposits $100,000 and over                                                                 8,038                   6,123
   Other time deposits                                                                            32,442                  33,012
                                                                                      --------------------    --------------------
     Total deposits                                                                              113,479                 100,559
                                                                                      --------------------    --------------------
Federal funds purchased                                                                              935                       -
Securities sold under repurchase agreements                                                        3,882                   6,422
Other short-term borrowed funds                                                                    4,239                   1,600
Long-term debt                                                                                     7,700                   6,475
Interest payable                                                                                     190                     182
Other liabilities                                                                                    322                     342
                                                                                      --------------------    --------------------
     Total liabilities                                                                           130,747                 115,580
                                                                                      --------------------    --------------------
Shareholders' equity:
Common stock, par value $1.25 per share;
     authorized 6,000,000; issued and outstanding:
        2,172,506 shares at June 30, 1997
        2,121,081 shares at June 30, 1996                                                          2,716                   2,651
Surplus                                                                                            4,572                   4,330
Undivided profits                                                                                  4,364                   3,890
Unrealized gain (loss) on securities available for sale, net
    of related tax effect                                                                            220                     193
                                                                                      --------------------    --------------------
     Total shareholders' equity                                                                   11,872                  11,064
                                                                                      --------------------    --------------------
       Total liabilities and shareholders' equity                                             $  142,619               $ 126,644
                                                                                      ====================    ====================


See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)


(In Thousands)                                                Three Months Ended                      Six Months Ended
                                                                    June 30,                              June 30,
                                                             1997               1996              1997              1996
                                                        --------------     -------------      -------------     -------------
INTEREST INCOME:
  Interest on loans                                        $   2,334         $   2,090          $   4,537         $   4,109
  Interest on securities:
    U.S. Treasury                                                 74                98                139               200
    U.S. Government agencies and corporations                    247               182                478               350
    State and political subdivisions                              85                87                171               177
    Other                                                         16                12                 36                23
  Other interest income                                            9                 6                 16                32
                                                        --------------     -------------      -------------     -------------
    Total interest income                                      2,765             2,475              5,377             4,891

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                      1,218             1,116              2,384             2,224
                                                        --------------     -------------      -------------     -------------
NET INTEREST INCOME                                            1,547             1,359              2,993             2,667

Provision for loan losses                                         47                52                 85                87
                                                        --------------     -------------      -------------     -------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                              1,500             1,307              2,908             2,580
                                                        --------------     -------------      -------------     -------------

NONINTEREST INCOME:
  Service charges on deposit accounts                            233               223                449               447
  Other service fees and commissions                             122               105                249               204
  Gain (loss) on sale of securities                                -               (1)                  -                18
  Other income                                                    17                10                 29                21
                                                        --------------     -------------      -------------     -------------
    Total noninterest income                                     372               337                727               690
                                                        --------------     -------------      -------------     -------------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                          708               628              1,370             1,219
  Occupancy expenses                                              62                53                117               107
  Equipment expense                                              100                97                200               191
  Data processing                                                121               124                243               251
  Other expenses                                                 412               385                796               737
                                                        --------------     -------------      -------------     -------------
    Total noninterest expense                                  1,403             1,287              2,726             2,505
                                                        --------------     -------------      -------------     -------------

INCOME BEFORE INCOME TAXES                                       469               357                909               765
Provision for Income Taxes                                       151               119                283               243
                                                        --------------     -------------      -------------     -------------

NET INCOME                                                  $    318        $      238         $      626        $      522
                                                        ==============     =============      =============     =============

Earnings Per Share                                         $     .15        $      .11         $      .29       $       .24

Shares used in computing net income per share              2,172,506         2,121,081          2,172,506         2,121,081



See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Six Months Ended June 30, 1997 and 1996 (Unaudited)


                                                                                                                    Net
                                                                                                              Unrealized Gain
(In Thousands)                                      Common                                    Undivided     (Loss) on Securities
                                                    Stock               Surplus               Profits        Available for Sale
                                               ---------------      ---------------     ----------------    -------------------


Balance, December 31, 1995                         $   2,654            $   4,376            $    3,368           $    513
Repurchase of common stock                              (20)                 (77)                     -                  -
Stock options exercised                                   17                   31                     -
Net income                                                 -                    -                   522                  -
Net decrease in market value of
     securities available for sale                         -                    -                     -                (320)
                                               ---------------      ---------------     -----------------    ---------------
Balance, June 30, 1996                             $   2,651            $   4,330            $    3,890          $     193
                                               ===============      ===============     =================    ===============

----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                         $   2,719            $   4,594            $    3,738           $    253
Repurchase of common stock                               (6)                 (25)                     -                  -
Stock options exercised                                    3                    3                     -                  -
Net income                                                 -                    -                   626                  -
Net decrease in market value of
  securities available for sale                            -                    -                     -               (33)
                                               ---------------      ---------------     -----------------    ---------------
Balance, June 30, 1997                             $   2,716            $   4,572            $    4,364           $    220
                                               ===============      ===============     =================    ===============



See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1997 and 1996


                                                                                                     (In Thousands)
                                                                                               1997                    1996
                                                                                        -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $          626         $          522
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation                                                                                        126                    116
  Amortization (accretion) of security premiums and discounts, net                                   (12)                   (18)
  Provision for loan losses                                                                            85                     87
  Deferred income taxes                                                                               (7)                      -
  Gain on sale of securities                                                                            -                   (18)
  Changes in assets and liabilities:
    Interest receivable                                                                              (52)                     13
    Other assets                                                                                     (78)                   (30)
    Interest payable                                                                                   14                     17
    Other liabilities                                                                                (46)                     21
                                                                                                                ------------------
                                                                                        -------------------
    Net cash provided by operating activities                                                         656                    710
                                                                                        -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities available for sale                                 3,588                  4,701
Purchase of securities available for sale                                                         (4,315)                (4,499)
Additions to foreclosed properties                                                                   (42)                   (51)
Net increase in loans                                                                             (7,913)                (5,480)
Capital expenditures                                                                                (365)                  (141)
                                                                                        -------------------     ------------------
    Net cash used in investing activities                                                         (9,047)                (5,470)
                                                                                        -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts                                           8,328                  3,474
Net increase in time deposits                                                                         553                  1,291
Net increase (decrease) in securities sold under repurchase agreements                            (4,274)                  1,960
Net increase (decrease) in federal funds                                                              935                (2,850)
Net increase in other borrowings/notes payable                                                      2,666                  2,102
Proceeds from issuance of common stock                                                                  6                     48
Repurchases of common stock                                                                          (31)                   (97)
                                                                                        -------------------     ------------------
    Net cash provided by financing activities                                                       8,183                  5,928
                                                                                        -------------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (208)                  1,168

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      4,883                  3,454
                                                                                        -------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $       4,675           $      4,622
                                                                                        ===================     ==================

Supplemental disclosures of cash flow information:
  Interest paid                                                                             $       2,370           $      2,206
  Income taxes paid                                                                         $         307           $        274
  Transfers from loans to OREO                                                              $          42           $         51



See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1  -  ACCOUNTING POLICIES

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the "Company"), it's Subsidiary, Bank of Stanly ("the Bank") and the Bank's subsidiaries. Bank of Stanly consolidates the Strategic Alliance Corporation and BOS Agency, Inc. each of which are wholly-owned by the Bank.

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

NOTE 2  -  LOANS

Loans outstanding at period end:


                                                                                           June 30,

(In Thousands)                                                                     1997               1996
                                                                               ----------------    ---------------
Real estate loans                                                                 $    82,414        $    72,734
Commercial and industrial                                                              15,699             13,604
Loans to individuals for household, family and other
  consumer expenditures                                                                10,564             10,024
All other loans                                                                            54                 40
                                                                               ----------------    ---------------
    Total                                                                        $    108,731        $    96,402
                                                                               ================    ===============

Summary of transactions in the allowance for loan losses for the six-month periods ended:




                                                                                                June 30,

(In Thousands)                                                                       1997                1996
                                                                               --------------      --------------
Beginning balance                                                                 $   1,050           $     975
Charge-offs:
  Commercial loans                                                                       12                   -
  Consumer loans                                                                         27                  33
  Real estate loans                                                                       5                   -
                                                                               --------------      --------------
    Gross charge-offs                                                                    44                  33
                                                                               --------------      --------------
Recoveries:
  Commercial loans                                                                        -                   -
  Consumer loans                                                                          9                   7
  Real estate loans                                                                       -                   -
                                                                               --------------      --------------
    Gross recoveries                                                                      9                   7
                                                                               --------------      --------------

Net charge-offs                                                                          35                  26

Provision for loan losses                                                                85                  87
                                                                               --------------      --------------
Ending balance                                                                     $  1,100           $   1,036
                                                                               ==============      ==============

Percentage of gross loans                                                             1.01%               1.07%
Ratio of net charge-offs to average loans during the period                            .03%                .03%

NOTE 3 - STANDBY LETTERS OF CREDIT

At June 30, 1997 and 1996 the Company had outstanding letters of credit totaling $263 thousand and $439 thousand, respectively.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

OVERVIEW

Uwharrie Capital Corp, (the Company) was incorporated as Stanly Capital Corp under the laws of the State of North Carolina as a one bank holding company for Bank of Stanly (the Bank) in July 1993. The Company changed its name to Uwharrie Capital Corp in April 1997 to broaden its community perspective and expand its vision to look beyond its current service area in Stanly County to the Uwharrie Lakes region, consisting of a contiguous seven county area in our state.

The Bank was incorporated in 1983 and since commencement of its operations in January 1984, has engaged in the retail and commercial banking business through its five offices located in Stanly County, North Carolina. Bank of Stanly competes with five other commercial banks, a savings bank and a credit union in its service area, primarily for lending activities and deposit customers. The Bank enjoys a good reputation as a community focused financial institution, and has been successful in achieving substantial growth in a market that has not displayed a significant amount of growth potential.

Results of operations and the Company's financial condition are presented in the following narrative and incorporated tables. References to changes in assets and liabilities represent end of period balances unless otherwise noted.

EARNINGS

Uwharrie Capital Corp reported a quarter of continued growth and good operating results. Net income of $318 thousand for the second quarter of 1997, represents earnings per share of $.15 and reflects a 33.6% increase over earnings for the same period of 1996, which totaled $238 thousand or $.11 per share. Key factors affecting the improved earnings experienced this period were increases in net interest income due primarily to growth in the loan portfolio and a relatively stable net interest margin.

NET INTEREST INCOME

The largest contributor to earnings, net interest income, increased by $188 thousand or 13.8% for the three months ended June 30, 1997 compared to the same period a year earlier, due primarily to the growth in the loan portfolio. The major components of net interest income are income earned on investments and loans less interest expense on deposits and borrowings.

Income on loans of $2.3 million for the three month period, reflected an improvement of 11.7% over the earnings of $2.1 million during the same period in 1996. Investment securities provided an additional $43 thousand in earnings in 1997 compared to 1996.

Interest expense on deposits, securities sold under repurchase agreements, federal funds purchased and borrowed funds increased by $102 thousand or 9.1% comparing these periods due to the higher levels of interest-bearing liabilities needed to fund asset growth.

The following chart reflects average interest-earning assets and interest-bearing liabilities, associated income or expense, related rates and the net interest spread for the six month periods ended June 30, 1997 and 1996.



                                   Rate/Yield Spread Table on Tax Equivalent Basis *

                                               Average Level                 Income/Expense                 Rate/Yield

($ in thousands)                            1997           1996            1997          1996           1997           1996
                                         -----------    ------------    -----------    -----------    ----------     ----------
Interest-earning assets:
Loans                                    $ 105,082      $   93,426      $   4,537        $ 4,109         8.71%          8.84%
Securities *                                25,992          24,294            916            845         7.11%          6.99%
Other                                          544           1,162             16             32         5.93%          5.54%
                                         -----------    ------------    -----------    -----------    ----------     ----------
      Total interest-earning assets        131,618         118,882          5,469          4,986         8.38%          8.43%
                                         -----------    ------------    -----------    -----------    ----------     ----------

Interest-bearing liabilities:
Interest-bearing deposits                   96,917          88,772          1,925          1,834         4.01%          4.15%
Short-term borrowings                        9,288           7,077            226            164         4.91%          4.66%
Long-term borrowings                         7,457           7,053            233            226         6.30%          6.44%
                                         -----------    ------------    -----------    -----------    ----------     ----------
             Total interest-bearing
                        liabilities        113,662         102,902          2,384          2,224         4.23%          4.35%
                                         -----------    ------------    -----------    -----------    ----------     ----------

                Net interest spread      $  17,956      $   15,980      $   3,085      $   2,762         4.15%          4.08%
                                         ===========    ============    ===========    ===========    ==========     ==========

* An effective tax rate of 35% for 1997 and 1996 was used to adjust to a fully tax-equivalent basis.


NONPERFORMING ASSETS

Nonperforming assets were $346 thousand at June 30, 1997, reflecting a decrease of 15.8% compared to 1996. Detail of nonperforming assets is presented below:



(In Thousands)                                                             June 30,
                                                                  1997                    1996
                                                         --------------------    --------------------
Nonaccrual loans:
     Commercial                                               $            9            $          -
     Real estate                                                         203                     269
     Consumer installment                                                  7                       6
                                                         --------------------    --------------------
     Total nonaccrual loans                                              219                     275

Other real estate owned, net                                             127                     136
                                                         --------------------    --------------------
     Total nonperforming assets                              $           346           $         411
                                                         ====================    ====================

Nonperforming assets as a percentage
      Total assets                                                      .24%                    .32%
      Total loans                                                       .32%                    .43%

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

Charge-offs, net of recoveries, for the first six months of 1997 totaled $35 thousand, reflecting a low ratio to average loans of .03%.

During the six month period ended June 30, 1997, a total of $85 thousand in loan loss provision expense was recognized, compared to $87 thousand for this period in 1996, attributable primarily to substantial loan growth in both years. The transactions in the allowance for loan losses are summarized in Note 2 to the consolidated financial statements.


NONINTEREST INCOME AND EXPENSE

Total noninterest income from service charges and other fees produced earnings of $372 thousand for this quarter compared to $338 thousand in the prior period, an increase of 10.1%.

For this same period, noninterest expenses increased by $116 thousand or 9.0%. Salaries and benefits, the largest component of noninterest expense, increased by $80 thousand due to the cost of additional personnel, normal salary adjustments and associated higher benefit costs. All other expenses as a group increased by $36 thousand when comparing results of the second quarter of 1997 to the same three month period of 1996.


INCOME TAX EXPENSE

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1997 totals $283 thousand, an effective tax rate of 31.1% compared to $243 thousand in 1996, reflecting an effective rate of 31.8% of pretax income.


FINANCIAL CONDITION AND CAPITAL RATIOS

As of June 30, 1997 total assets were $142.6 million an improvement of 12.6% over June 30, 1996. The Company has experienced outstanding growth of 12.8% in loans which increased from $96.4 million at June 30, 1996 to $108.7 million on June 30, 1997. Asset quality remains good as evidenced by current past due loan percentages, loan loss experience and management rating of the loan portfolio.

The Company continues to maintain strong capital ratios that will support additional asset growth. As of June 30, 1997, the leverage ratio calculated with regulatory Tier I capital as a percentage of average for the quarter assets was 8.29%, which compares favorably to the regulatory capital requirement. Total capital to risk weighted assets was 13.94% at June 30, 1997.

LIQUIDITY

Liquidity, the ability to raise cash when needed without adversely impacting profits, is managed primarily by the selection of asset mix and the maturity mix of liabilities. Maturities and the marketability of securities and other funding sources provide a source of liquidity to meet deposit withdrawals.

Other funding sources currently include $9 million in federal funds lines of credit from correspondent banks and a $21 million line of credit from the Federal Home Loan Bank, less current advance levels of borrowing from these sources of $12.4 million. Growth in deposits is typically the primary source of funding for loans, supported by long-term credit available from the Federal Home Loan Bank.


INTEREST RATE SENSITIVITY

The major component of income for Uwharrie Capital Corp is net interest income, the difference between yield earned on assets and interest paid on liabilities. This differential (or margin) can vary over time as changes in interest rates occur. The volatility of changes in this differential can be measured by the timing (or repricing) difference between maturing assets and liabilities.

To identify interest rate sensitivity, a common measure is a gap analysis which reflects the difference or gap between rate sensitive assets and liabilities over various time periods. While Management reviews this information, it has implemented the use of a simulation model which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities and interest rates and provides a more relevant view of interest rate risk than traditional gap tables. The simulation allows comparison of flat, rising and falling rate scenarios to determine sensitivity of earnings to changes in interest rates. Currently the model reflects that a fluctuation in rates of 100 and 200 basis points over a twelve-month period would have a potential negative effect on net interest income in a rising rate environment of approximately 1.05%. The effect of a falling rate scenario was positive by approximately .35%.

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

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

            a.   Exhibits - Exhibit 27 - Financial Data Schedule

            b.   Reports on Form 8-K

                Form 8-K was filed with the Securities and Exchange Commission in April 1997 to report approval by the shareholders at its annual meeting to change the name of the Company from Stanly Capital Corp to Uwharrie Capital Corp effective April 22, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.




                              UWHARRIE CAPITAL CORP
                                  (Registrant)



Date   July 31, 1997              By:
                                        Roger L. Dick
                                        President and Chief Executive Officer



                                        Barbara S. Williams
                                        Senior Vice President-Finance

UWHARRIE CAPITAL CORP AND SUBSIDIARY

For the Six Months Ended June 30, 1997