Form 10QSB
period 1997-09-30
UWHARRIE CAPITAL CORP
filed 1997-11-10
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                              Outstanding at October 31, 1997
-------------------                              -------------------------------
Common stock, par value $1.25 per share          2,172,879 shares

Transitional Small Business Disclosure Format (check one):
Yes              No   X

                      UWHARRIE CAPITAL CORP AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                          PAGE

PART I            FINANCIAL INFORMATION


Item 1            Financial Statements

                  Consolidated Balance Sheets, September 30, 1997 and 1996 (Unaudited)                       3

                  Consolidated Statements of Income for the Three Months and the Nine
                  Months Ended September 30, 1997 and 1996 (Unaudited)                                       4

                  Consolidated Statements of Changes in Shareholders' Equity for the
                  Nine Months Ended September 30, 1997 and 1996 (Unaudited)                                  5

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1997 and 1996 (Unaudited)                                              6

                  Notes to Consolidated Financial Statements (Unaudited)                                     7


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  8


PART II           OTHER INFORMATION

Item 4            Submission of Matters to Vote of Security Holders                                         11

Item 6            Exhibits and Reports on Form 8-K                                                          11


SIGNATURES                                                                                                  12


EXHIBIT 27        Financial Data Schedule for the Nine Months
                  Ended September 30, 1997                                                                  13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(In Thousands)

                                                                               September 30,
                                                                           1997              1996
                                                                      ---------------    --------------
ASSETS
Cash and cash equivalents                                                $     4,467         $   4,968
Securities available for sale:
   U.S. Treasury                                                               5,008             4,974
   U.S. Government agencies and corporations                                  12,638             9,934
   State and political subdivisions                                            5,779             5,787
   Other securities                                                            1,587             1,338
                                                                      ---------------    --------------
     Total securities                                                         25,012            22,033
                                                                      ---------------    --------------
Loans                                                                        109,811           102,479
   Less:  Allowance for loan losses                                            1,116             1,074
                                                                      ---------------    --------------
   Loans, net                                                                108,695           101,405
                                                                                         --------------
                                                                      ---------------
Premises and equipment, net                                                    2,376             2,073
Interest receivable                                                              942               832
Other assets                                                                   1,149             1,136
                                                                      ---------------    --------------
     Total assets                                                         $  142,641         $ 132,447
                                                                      ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand deposits                                                        $   13,915      $     12,192
   Money market and NOW accounts                                              27,293            22,171
   Savings deposits                                                           31,038            28,930
   Time deposits $100,000 and over                                             8,203             6,650
   Other time deposits                                                        32,950            33,946
                                                                      ---------------    --------------
                                                                      ---------------    --------------
     Total deposits                                                          113,399           103,889
                                                                      ---------------    --------------
Federal funds purchased                                                            -             1,140
Securities sold under repurchase agreements                                    4,213             5,107
Other short-term borrowed funds                                                4,582             4,000
Long-term debt                                                                 7,593             6,298
Interest payable                                                                 179               166
Other liabilities                                                                429               502
                                                                      ---------------    --------------
     Total liabilities                                                       130,395           121,102
                                                                      ---------------    --------------
Shareholders' equity:
Common stock, par value $1.25 per share;
     authorized 6,000,000; issued and outstanding:
        2,172,879 shares at September 30, 1997
        2,115,137 shares at September 30, 1996                                 2,716             2,644
Surplus                                                                        4,574             4,301
Undivided profits                                                              4,650             4,130
Unrealized gain (loss) on securities available for sale, net
    of related tax effect                                                        306               270
                                                                      ---------------    --------------
     Total shareholders' equity                                               12,246            11,345
                                                                      ===============    ==============
       Total liabilities and shareholders' equity                         $  142,641         $ 132,447
                                                                      ===============    ==============

See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
-------------------------------------------------------------------------------
(In Thousands)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                           1997             1996            1997              1996
                                                        ------------     -----------     ------------     -------------
INTEREST INCOME:
  Interest on loans                                       $   2,384       $   2,202        $   6,921         $   6,311
  Interest on securities:
    U.S. Treasury                                                74              71              213               271
    U.S. Government agencies and corporations                   225             168              703               518
    State and political subdivisions                             85              86              255               263
    Other                                                        18              15               55                38
  Other interest income                                           8               6               22                38
                                                        ------------     -----------     ------------     -------------
    Total interest income                                     2,794           2,548            8,169             7,439

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                     1,240           1,132            3,622             3,356
                                                        ------------     -----------     ------------     -------------
NET INTEREST INCOME                                           1,554           1,416            4,547             4,083

Provision for loan losses                                        38              59              123               146
                                                        ------------     -----------     ------------     -------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                             1,516           1,357            4,424             3,937
                                                        ------------     -----------     ------------     -------------

NONINTEREST INCOME:
  Service charges on deposit accounts                           227             230              676               677
  Other service fees and commissions                            119              98              368               302
  Gain (loss) on sale of securities                               -               -                -                18
  Other income                                                   22              10               51                31
                                                        ------------     -----------     ------------     -------------
    Total noninterest income                                    368             338            1,095             1,028
                                                        ------------     -----------     ------------     -------------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                         756             678            2,126             1,897
  Occupancy expenses                                             74              56              191               163
  Equipment expense                                             100              99              300               290
  Data processing                                               128             114              371               365
  Other expenses                                                403             399            1,199             1,136
                                                        ------------     -----------     ------------     -------------
    Total noninterest expense                                 1,461           1,346            4,187             3,851
                                                        ------------     -----------     ------------     -------------

INCOME BEFORE INCOME TAXES                                      423             349            1,332             1,114
Provision for Income Taxes                                      137             109              420               352
                                                        ------------     -----------     ------------     -------------

NET INCOME                                                 $    286      $      240       $      912        $      762
                                                        ============     ===========     ============     =============

Earnings Per Share                                        $     .13      $               $       .42       $       .36
                                                                                .11

Shares used in computing net income per share             2,172,879       2,115,137        2,172,879         2,115,137


See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Nine Months Ended September 30, 1997 and 1996 (Unaudited)

                                                                                                               Net
                                                                                                         Unrealized Gain
(In Thousands)                                     Common                               Undivided      (Loss) on Securities
                                                   Stock               Surplus           Profits        Available for Sale
                                               ---------------      --------------     -------------   ---------------------
Balance, December 31, 1995                     $        2,654       $       4,376      $       3,368                  $513
Repurchase of common stock                                (27)               (106)                 -                     -
Stock options exercised                                    17                  31                  -
Net income                                                  -                   -                762                     -
Net decrease in market value of
  securities available for sale                             -                   -                  -                  (243)
                                               ---------------      --------------     --------------     -----------------
Balance, September 30, 1996                    $        2,644       $       4,301      $       4,130      $            270
                                               ===============      ==============     ==============     =================

---------------------------------------------- --------------- ---- -------------- --- -------------- --- -----------------

Balance, December 31, 1996                     $        2,719       $       4,594      $       3,738      $            253
Repurchase of common stock                                 (6)                (25)                 -                     -
Stock options exercised                                     3                   5                  -                     -
Net income                                                  -                   -                912                     -
Net increase in market value of
  securities available for sale                             -                   -                  -                    53
                                               ===============      ==============     ==============     =================
Balance, September 30, 1997                    $        2,716       $       4,574      $       4,650      $            306
                                               ===============      ==============     ==============     =================


See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1997 and 1996

                                                                                                 (In Thousands)
                                                                                             1997              1996
                                                                                        --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $         912     $        762
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation                                                                                    192              177
  Amortization (accretion) of security premiums and discounts, net                                (15)             (19)
  Provision for loan losses                                                                       123              146
  Deferred income taxes                                                                            (7)               -
  Gain on sale of securities                                                                        -              (18)
  Loss on disposal of fixed assets                                                                  -               12
  Gain on foreclosed properties                                                                     -               (6)
  Changes in assets and liabilities:
    Interest receivable                                                                           (83)              34
    Other assets                                                                                 (115)              23
    Income taxes receivable                                                                        28                -
    Interest payable                                                                                3                2
    Other liabilities                                                                              38              180
                                                                                       --------------   --------------
    Net cash provided by operating activities                                                   1,076            1,293
                                                                                       --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities available for sale                             4,625            5,217
Purchase of securities available for sale                                                      (4,315)          (4,499)
Additions to foreclosed properties                                                                (72)             (22)
Net increase in loans                                                                          (9,014)         (11,578)
Capital expenditures                                                                             (451)            (165)
                                                                                       --------------   --------------
    Net cash used in investing activities                                                      (9,227)         (11,047)
                                                                                       --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts                                       7,574            5,342
Net increase in time deposits                                                                   1,225            2,752
Net increase (decrease) in securities sold under repurchase agreements                         (3,943)             644
Net decrease in federal funds                                                                       -           (1,710)
Net increase in other borrowings/notes payable                                                  2,902            4,325
Proceeds from issuance of common stock                                                              8               48
Repurchases of common stock                                                                       (31)            (133)
                                                                                       --------------   --------------
    Net cash provided by financing activities                                                   7,735           11,268
                                                                                       --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (416)            1,514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  4,883            3,454
                                                                                        --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $   4,467   $        4,968
                                                                                       ==============   ==============

Supplemental disclosures of cash flow information:
  Interest paid                                                                             $   3,619   $        3,355
  Income taxes paid                                                                         $     445   $          362
  Transfers from loans to OREO                                                              $      72   $          124


See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1  -  ACCOUNTING POLICIES

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

NOTE 2  -  LOANS

Loans outstanding at period end:

                                                                     September 30,
                                                                 1997               1996
                                                          ---------------     --------------
   (In Thousands)
    Real estate loans                                       $     84,120       $     78,324
    Commercial and industrial                                     14,712             12,668
    Loans to individuals for household, family and other
      consumer expenditures                                       10,904             11,451
    All other loans                                                   75                 36
                                                          ===============     ==============
        Total                                               $    109,811       $    102,479
                                                          ===============     ==============


Summary of transactions in the allowance for loan losses for the nine-month periods ended:


                                                                     September 30,
                                                               1997                 1996
                                                          --------------      ---------------
    (In Thousands)
    Beginning balance                                     $       1,050       $          975

    Charge-offs:
      Commercial loans                                               21                    -
      Consumer loans                                                 44                   44
      Real estate loans                                               5                   13
                                                          --------------      ---------------
        Gross charge-offs                                            70                   57
                                                          --------------      ---------------
    Recoveries:
      Commercial loans                                                -                    -
      Consumer loans                                                 13                   10
      Real estate loans                                               -                    -
                                                          --------------      ---------------
        Gross recoveries                                             13                   10
                                                          --------------      ---------------

    Net charge-offs                                                  57                   47

    Provision for loan losses                                       123                  146
                                                          --------------      ---------------
    Ending balance                                        $       1,116       $        1,074
                                                          ==============      ===============

    Percentage of gross loans                                      1.02%                1.05%
    Ratio of net charge-offs to average loans during
       the period                                                   .05%                 .05%

NOTE 3 - STANDBY LETTERS OF CREDIT

At September 30, 1997 and 1996 the Company had outstanding letters of credit totaling $763 thousand and $373 thousand, respectively.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

OVERVIEW

Uwharrie Capital Corp, (the Company) was incorporated as Stanly Capital Corp under the laws of the State of North Carolina as a one bank holding company for Bank of Stanly (the Bank) in July 1993. The Company changed its name to Uwharrie Capital Corp in April 1997 to broaden its community perspective and expand its vision beyond its current service area in Stanly County to the Uwharrie Lakes region, consisting of a contiguous seven county area in our state.

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

EARNINGS

The third quarter of 1997 reflected good operating results with net income of $286 thousand or $.13 per share, an increase of 19.2% when compared to the third quarter of 1996. This improvement can be primarily attributed to an increase in net interest income due to growth in the loan portfolio and a relatively stable net interest margin.

NET INTEREST INCOME

The largest contributor to earnings, net interest income, increased by $138 thousand or 9.7% for the three months ended September 30, 1997 compared to the same period a year earlier. The major components of net interest income are income earned on investments and loans less interest expense on deposits and borrowings.

Income on loans of $2.4 million for the three month period, reflected an improvement of 8.3% over the earnings of $2.2 million during the same period in 1996. Investment securities provided an additional $62 thousand in earnings in 1997 compared to 1996.

Interest expense on deposits, securities sold under repurchase agreements, federal funds purchased and borrowed funds increased by $108 thousand or 9.5% comparing these periods due to the higher levels of interest-bearing liabilities needed to fund asset growth.

The following chart reflects average interest-earning assets and interest-bearing liabilities, associated income or expense, related rates and the net interest spread for the nine month periods ended September 30, 1997 and 1996.

                                     Rate/Yield Spread Table on Tax Equivalent Basis *

                                             Average Level                  Income/Expense                Rate/Yield
($ in thousands)                        1997            1996           1997           1996            1997           1996
                                     ------------    -----------    -----------    ------------    -----------    -----------
Interest-earning assets:
Loans                                  $ 106,349     $   95,551      $   6,921         $ 6,311          8.70%          8.82%
Securities *                              25,858         23,628          1,363           1,242          7.05%          7.02%
Other                                        460            897             22              38          6.40%          5.66%
                                     ------------    -----------    -----------    ------------    -----------    -----------
    Total interest-earning assets        132,667        120,076          8,306           7,591          8.37%          8.44%
                                     ------------    -----------    -----------    ------------    -----------    -----------
Interest-bearing liabilities:
Interest-bearing deposits                 98,016         89,343          2,934           2,753          4.00%          4.12%
Short-term borrowings                      9,026          7,596            333             272          4.93%          4.78%
Long-term borrowings                       7,532          6,847            355             331          6.30%          6.46%
                                     ------------    -----------    -----------    ------------    -----------    -----------
    Total interest-bearing
       liabilities                       114,574        103,786          3,622           3,356          4.23%          4.32%
                                     ------------    -----------    -----------    ------------    -----------    -----------

    Net interest spread                $  18,093     $   16,290      $   4,684       $   4,235          4.14%          4.12%
                                     ============    ===========    ===========    ============    ===========    ===========

* An effective tax rate of 35% for 1997 and 1996 was used to adjust to a fully tax-equivalent basis.

NONPERFORMING ASSETS

Nonperforming assets were $572 thousand at September 30, 1997, reflecting an increase of $377 thousand compared to 1996. The resulting ratios are mid-range compared to our state peers. Detail of nonperforming assets is presented below:

     (In Thousands)                                                 September 30,
                                                               1997              1996
                                                          ---------------   ---------------
     Nonaccrual loans:
       Commercial                                         $          210    $            -
       Real estate                                                   202                74
       Consumer installment                                            3                 8
                                                          ---------------   ---------------
         Total nonaccrual loans                                      415                82

     Other real estate owned, net                                    157               113
                                                          ---------------   ---------------
         Total nonperforming assets                       $          572     $         195
                                                          ===============   ===============

     Nonperforming assets as a percentage
           Total assets                                              .40%              .15%
           Total loans                                               .52%              .19%

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

Charge-offs, net of recoveries, for the first nine months of 1997 totaled $57 thousand, reflecting a relatively low ratio to average loans of .05%.

During the nine month period ended September 30, 1997, a total of $123 thousand in loan loss provision expense was recognized, compared to $146 thousand for this period in 1996, attributable primarily to substantial loan growth in both years. The transactions in the allowance for loan losses are summarized in Note 2 to the consolidated financial statements.


NONINTEREST INCOME AND EXPENSE

Total noninterest income from service charges and other fees produced earnings of $368 thousand for this quarter compared to $338 thousand in the prior period, an increase of 8.9%.

For this same period, noninterest expenses increased by $115 thousand or 8.5%. Salaries and benefits, the largest component of noninterest expense, increased by $78 thousand due to the addition of an executive officer, normal salary adjustments and increase in associated benefit costs. All other expenses as a group increased by $37 thousand when comparing results of the third quarter of 1997 to the same three month period of 1996.


INCOME TAX EXPENSE

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1997 totals $420 thousand, an effective tax rate of 31.5% compared to $352 thousand in 1996, reflecting an effective rate of 31.6% of pretax income.


FINANCIAL CONDITION AND CAPITAL RATIOS

As of September 30, 1997 total assets were $142.6 million, an improvement of 7.7% over September 30, 1996. The Company has experienced outstanding growth of 7.2% in loans which increased from $109.8 million at September 30, 1996 to $102.5 million on September 30, 1997. Asset quality remains good as evidenced by past due loan percentages, loan loss experience and management's rating of the loan portfolio.

The Company continues to maintain strong capital ratios that will support additional asset growth. As of September 30, 1997, the leverage ratio calculated with regulatory Tier I capital as a percentage of average for the quarter assets was 8.44%, which compares favorably to the regulatory capital requirement. Total capital to risk weighted assets was 13.98% at September 30, 1997.

LIQUIDITY

Liquidity, the ability to raise cash when needed without adversely impacting profits, is managed primarily by the selection of asset mix and the maturity mix of liabilities. Maturities and the marketability of securities and other funding sources provide a source of liquidity to meet deposit withdrawals.

Other funding sources currently include $8 million in federal funds lines of credit from correspondent banks and a $30 million line of credit from the Federal Home Loan Bank, less current advance levels of borrowing from these sources of $10.6 million. Growth in deposits is typically the primary source of funding for loans, supported by credit available from the Federal Home Loan Bank for short-term and long-term borrowings.


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

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


           None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits - Exhibit 27 - Financial Data Schedule

            b.  Reports on Form 8-K

                There were no reports on Form 8-K filed with the Securities and Exchange Commission during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.


                              UWHARRIE CAPITAL CORP
                                  (Registrant)


Date   October 31, 1997               By:
                                          Roger L. Dick
                                          President and Chief Executive Officer


                                          /s/ Barbara S. Williams
                                          Barbara S. Williams
                                          Senior Vice President-Finance