Form 10KSB
period 1997-12-31
UWHARRIE CAPITAL CORP
filed 1998-03-31
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

(Mark One)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended  December 31, 1997

(   )  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

       For the transition period from ___________ to ___________

                         Commission file number 0-22062

                              Uwharrie Capital Corp
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

The Registrant's revenues for the year ended December 31, 1997 were $12,509,582.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sale price of the common stock in recent transactions was $21,775,790. Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of March 13, 1998, the Registrant had 2,290,353 shares of common stock outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant's definitive Proxy Statement dated April 8, 1998, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one) Yes (___) No ( X )

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1998, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

     Key AR Annual Report to Shareholders for the fiscal year ended December 31, 1997.

     Proxy Proxy Statement dated April 8, 1998 for the Annual Meeting of Shareholders to be held May 11, 1997.

     10-KSB    10-KSB for the year ended December 31, 1997

                                                                                  Document
                                                                           ----------------------
Part I
Item 1.  Business......................................................    Page  3         10-KSB
Item 2.  Properties....................................................    Page  9         10-KSB
Item 3.  Legal Proceedings.............................................    Page 10         10-KSB
Item 4.  Submission of Matters to a Vote of Security Holders...........    Page 10         10-KSB

Part II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    Page  4             AR
Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    Page 28             AR
Item 7.  Financial Statements and Supplementary Data...................    Pages 6 - 27        AR
Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.........................    Page 10         10-KSB

Part III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
           Compliance with Section 16(a) of Exchange Act...............    Pages 5 -7       Proxy
Item 10. Executive Compensation........................................    Page  8          Proxy
Item 11. Security Ownership of Certain Beneficial Owners and
           Management..................................................    Page  2          Proxy
Item 12. Certain Relationships and Related Transactions................    Page  9          Proxy

Part IV

Item 13. Exhibits and Reports on Form 8-K
         (a)   Index to Exhibits.......................................    Page 10         10-KSB
         (b)   No Reports on Form 8-K were filed for the three
                 months ended December 31, 1997

                                     PART I

Item 1.  Description of Business

Uwharrie Capital Corp (the "Registrant") was incorporated as Stanly Capital Corp under the laws of North Carolina on February 24, 1993 at the direction of the Board of Directors of Bank of Stanly (the "Bank") for the purpose of serving as a bank holding company for the Bank. Pursuant to an Agreement and Plan of Reorganization and Merger dated February 24, 1993, effective July 1, 1993, all outstanding shares of the Bank's common stock held by its shareholders were converted into and exchanged for shares of the Registrant's $1.25 par value common stock on a share-for-share basis, the Bank's shareholders became the shareholders of the Registrant, and the Registrant became the sole shareholder and parent holding company of the Bank. Upon approval of the shareholders at the annual meeting held April 22, 1997, the name of the Company was changed to Uwharrie Capital Corp to better reflect the geographical area which the Company serves and to signify its commitment to the vision and business opprtunities within the new emerging economy of the Uwharrie Lakes region.

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

At December 31, 1997 the Registrant and its banking subsidiary had 60 full-time and 42 part-time employees.

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

Data Processing Joint Venture

During 1992 the Bank entered into a joint venture agreement with two other banks to form Corporate Data Services, Inc. ("CDS"), a North Carolina corporation that provides operations and data processing services for community banks. The Bank's ownership in this venture increased from one-third to one-half during 1995 due to a merger involving one of the owners and the subsequent forfeiture of their stock. The Bank's investment in CDS at December 31, 1997 amounted to $240,000.

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

Capital Requirements

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be composed of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock, less certain intangibles ("Tier I capital"). In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

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

FDIC Insurance Assessments

The Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1997, the FDIC adopted a risk-based assessment schedule providing for annual assessment rates ranging from 0% to .27% of an institution's average assessment base, applicable to institutions insured by both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized," or "under capitalized," as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department, and beginning in 1997, and continuing through the first half of 1998, banks whose deposits are insured by the BIF will pay an annual assessment at the rate of .013%.

Effective January 1, 1999, there will be a merger of the SAIF and BIF insurance funds of the FDIC. One of the principal issues is the amount of additional funds needed to recapitalize the SAIF prior to the merger. In September 1996, a one-time special assessment was levied on SAIF-insured deposits (including such deposits held by commercial banks) at the rate of .657% on all SAIF-insured deposits held as of March 31, 1995, the assessment date. As of December 31, 1997, the Bank had no SAIF-insured deposits.

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

The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the prompt correction action provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank's loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the bank's assessment areas; the bank's record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the bank's loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the bank's record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

Regulatory agencies will assign a composite rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" to the institution using the foregoing ground rules. A bank's performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank's overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above. The agencies may assign a "needs to improve" or "substantial noncompliance" rating depending on the degree to which the bank has failed to meet the standards mentioned above.

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

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve Board or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank's voting securities; the bank or bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

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

                                     PART II

Items 5 through 7.

Incorporated by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Items 9 through 12.

Incorporated by reference to the Registrant's definitive proxy statement dated April 8, 1998.

                                     PART IV


Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  (1)  Financial Statements.

          The following consolidated financial statements of the Registrant are incorporated herein by reference from the indicated pages of the Registrant's 1997 Annual Report to Shareholders:

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

               Exhibit
                Number                 Description of Exhibit
               -----------------------------------------------------------------
                  3(a)     * Registrant's Articles of Incorporation

                  3(b)     * Registrant's By-laws

                 10        * Incentive Stock Option Plan, as amended * *

                 13          1997 Annual Report to Shareholders (filed herewith)

                 21          Subsidiary of the Registrant (filed herewith)

                 27          Financial Data Schedule (filed herewith)

                 99          Registrant's definitive proxy statement * * *
               -----------------------------------------------------------------

                 * Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (Reg. No. 33-58882)

                ** Denotes a management contract or compensatory plan or arrangement.

               ***  To  be  filed  with  the  Commission  pursuant  to  Rule
                    14a-6(b).

     (b)  Reports on Form 8-K.

          The Registrant did not file a Current Report on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UWHARRIE CAPITAL CORP

March  20, 1998                         By:  /s/
                                             ----------------------------------
                                             Roger L. Dick, President and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/                                                         March 20, 1998
-----------------------------------------
Roger L. Dick, President and
Chief Executive Officer


/s/                                                         March 20, 1998
-----------------------------------------
Barbara S. Williams, Senior Vice President
(Principal Financial and Accounting Officer)


/s/                                                         March 20, 1998
-----------------------------------------
William S. Aldridge, Jr., Director


/s/                                                         March 20, 1998
-----------------------------------------
Cynthia H. Beane, Director


/s/                                                         March 20, 1998
-----------------------------------------
Joe S. Brooks, Director


/s/                                                         March 20, 1998
-----------------------------------------
Ronald T. Burleson, Director


/s/                                                         March 20, 1998
-----------------------------------------
William F. Clayton, Director


/s/                                                         March 20, 1998
-----------------------------------------
James F. Link, D.V.M., Director

/s/                                                         March 20, 1998
-----------------------------------------
Jerry J. Long, Director


/s/                                                         March 20, 1998
-----------------------------------------
W. Chester Lowder, Director


/s/                                                         March 20, 1998
-----------------------------------------
Pamela S. Morton, Director


/s/                                                         March 20, 1998
-----------------------------------------
John P. Murray, M.D., Director


/s/                                                         March 20, 1998
-----------------------------------------
Kent E. Newport, Director


/s/                                                         March 20, 1998
-----------------------------------------
Catherine A. Pickler, Director


/s/                                                         March 20, 1998
-----------------------------------------
George T. Reaves, Director


/s/                                                         March 20, 1998
-----------------------------------------
A. James Russell, Director


/s/                                                         March 20, 1998
-----------------------------------------
B. A. Smith, Director


/s/                                                         March 20, 1998
-----------------------------------------
Boyce E. Thompson, Director


/s/                                                         March 20, 1998
-----------------------------------------
Douglas V. Waddell, Director


/s/                                                         March 20, 1998
-----------------------------------------
G. Chad Efird, Director

                                  EXHIBIT INDEX



            Exhibit
             Number                    Description
            -------         ----------------------------------
               13           1997 Annual Report to Shareholders

               21           Subsidiary of the Registrant

               27           Financial Data Schedule
            --------------------------------------------------