Form 10QSB
period 1998-03-31
UWHARRIE CAPITAL CORP
filed 1998-05-08
CIK 898171

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

         Issuer's telephone number, including area code: (704) 983-6181

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                Outstanding at April 30, 1998
-------------------                                -----------------------------
Common stock, par value $1.25 per share            2,290,913 shares

Transitional Small Business Disclosure Format (check one):
Yes      No   X
    ---      ---

                      UWHARRIE CAPITAL CORP AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                                                            PAGE

PART 1            FINANCIAL INFORMATION


Item 1            Financial Statements

                  Consolidated Balance Sheets, March 31, 1998 and 1997 (Unaudited)                           3

                  Consolidated Statements of Income for the Three Months Ended
                  March 31, 1998 and 1997 (Unaudited)                                                        4

                  Consolidated Statements of Changes in Shareholders' Equity for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited)                                     5

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1998 and 1997 (Unaudited)                                                  6

                  Notes to Consolidated Financial Statements (Unaudited)                                     7


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  8


PART II           OTHER INFORMATION

Item 4            Submission of Matters to Vote of Security Holders                                         11

Item 6            Exhibits and Reports on Form 8-K                                                          11


SIGNATURES                                                                                                  12


EXHIBIT 27        Financial Data Schedule for the Three Months Ended March 31, 1998                         13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS



UWHARRIE CAPITAL CORP AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
(In Thousands)
                     March 31,
                                                                                           1998              1997
                                                                                      ---------------    --------------
ASSETS
Cash and cash equivalents                                                                $     4,587         $   5,043
Securities available for sale:
   U.S. Treasury                                                                               4,012             4,963
   U.S. Government agencies and corporations                                                  15,637            14,320
   State and political subdivisions                                                            5,781             5,938
   Other securities                                                                            1,082             1,284
                                                                                      ---------------    --------------
     Total securities                                                                         26,512            26,505
                                                                                      ---------------    --------------
Loans                                                                                        113,365           103,908
   Less:  Allowance for loan losses                                                            1,113             1,057
                                                                                      ---------------    --------------
   Loans, net                                                                                112,252           102,851
                                                                                                         --------------
                                                                                      ---------------
Premises and equipment, net                                                                    2,332             2,197
Interest receivable                                                                              974               877
Other assets                                                                                   1,201             1,198
                                                                                      ---------------    --------------
     Total assets                                                                         $  147,858         $ 138,671
                                                                                      ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand deposits                                                                        $   14,783      $     12,720
   Money market and NOW accounts                                                              27,826            30,027
   Savings deposits                                                                           33,843            28,812
   Time deposits $100,000 and over                                                             9,059             7,736
   Other time deposits                                                                        33,309            33,171
                                                                                      ---------------    --------------
     Total deposits                                                                          118,820           112,466
                                                                                      ---------------    --------------
Federal funds purchased                                                                        1,600             2,200
Securities sold under repurchase agreements                                                    4,801             4,331
Commercial paper                                                                               1,851                 -
Other short-term borrowed funds                                                                2,200                 -
Long-term debt                                                                                 4,975             7,725
Interest payable                                                                                 161               186
Other liabilities                                                                                558               380
                                                                                      ---------------    --------------
     Total liabilities                                                                       134,966           127,288
                                                                                      ---------------    --------------
Shareholders' equity:
Common stock, par value $1.25 per share;
     authorized 6,000,000; issued and outstanding:
        2,290,353 shares at March 31, 1998
        2,170,964 shares at March 31, 1997                                                     2,863             2,713
Surplus                                                                                        5,560             4,569
Undivided profits                                                                              4,156             4,046
Unrealized gain (loss) on securities available for sale, net
    of related tax effect                                                                        313                55
                                                                                      ---------------    --------------
     Total shareholders' equity                                                               12,892            11,383
                                                                                      ---------------    --------------
       Total liabilities and shareholders' equity                                         $  147,858         $ 138,671
                                                                                      ===============    ==============

See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------------------------
(In Thousands)                                                             Three Months Ended
                                                                                March 31,
                                                                         1998            1997
                                                                     -------------   -------------
INTEREST INCOME:
  Interest on loans                                                     $   2,438       $   2,203
  Interest on securities:
    U.S. Treasury                                                              74              64
    U.S. Government agencies and corporations                                 235             232
    State and political subdivisions                                           85              86
    Other                                                                      20              20
  Other interest income                                                         7               7
                                                                     -------------   -------------
    Total interest income                                                   2,859           2,612

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                                   1,245           1,166
                                                                     -------------   -------------
NET INTEREST INCOME                                                         1,614           1,446

Provision for loan losses                                                      14              38
                                                                     -------------   -------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                           1,600           1,408
                                                                     -------------   -------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                         227             216
  Other service fees and commissions                                          121             127
  Other income                                                                  -              12
                                                                     -------------   -------------
    Total noninterest income                                                  348             355
                                                                     -------------   -------------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                                       794             662
  Occupancy expenses                                                           75              55
  Equipment expense                                                           106             100
  Data processing                                                             105             122
  Other expenses                                                              410             384
                                                                     -------------   -------------
    Total noninterest expense                                               1,490           1,323
                                                                     -------------   -------------

INCOME BEFORE INCOME TAXES                                                    458             440
Provision for Income Taxes                                                    140             132
                                                                     -------------   -------------

NET INCOME                                                              $     318      $      308
                                                                     =============   =============

Earnings Per Share                                                    $       .14     $       .14

Shares used in computing net income per share                           2,290,353       2,170,964


See Notes to Consolidated Financial Statements.


                                       4




UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Three Months Ended March 31, 1998 and 1997 (Unaudited)

                                                                                                              Net
                                                                                                          Unrealized Gain
(In Thousands)                                     Common                               Undivided       (Loss) on Securities
                                                   Stock               Surplus           Profits        Available for Sale
                                               ---------------      --------------     -------------

Balance, December 31, 1996                     $        2,719       $       4,594      $       3,738               $   253
Repurchase of common stock                                 (6)                (25)                 -                     -
Net income                                                  -                   -                308                     -
Net decrease in market value of
  securities available for sale                             -                   -                  -                  (198)
                                               ---------------      --------------     --------------     -----------------
Balance, March 31, 1997                        $        2,713       $       4,569      $       4,046               $    55
                                               ===============      ==============     ==============     =================

---------------------------------------------- --------------- ---- -------------- --- -------------- --- -----------------

Balance, December 31, 1997                     $        2,853       $       5,524      $       3,838               $   319
Stock options exercised                                    10                  36                  -                     -
Net income                                                  -                   -                318                     -
Net decrease in market value of
  securities available for sale                             -                   -                  -                    (6)
                                               ===============      ==============     ==============     =================
Balance, March 31, 1998                        $        2,863       $       5,560      $       4,156               $   313
                                               ===============      ==============     ==============     =================



See Notes to Consolidated Financial Statements.




UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1998 and 1997                                                  (In Thousands)
                                                                                              1998                1997
                                                                                        -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $         318            $  308
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation                                                                                       68                 63
  Amortization (accretion) of security premiums and discounts, net                                    9                 (1)
  Provision for loan losses                                                                          14                 38
  Deferred income taxes                                                                                -                (7)
  Loss on foreclosed properties                                                                      14                   -
  Changes in assets and liabilities:
    Interest receivable                                                                             (44)               (19)
    Other assets                                                                                    (24)               (69)
    Income taxes receivable                                                                          (8)                  -
    Interest payable                                                                                (10)                 9
    Other liabilities                                                                                53                 13
                                                                                         ---------------     -----------------
    Net cash provided by operating activities                                                       390                335
                                                                                        -----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities available for sale                               1,575               2,421
Purchase of securities available for sale                                                        (4,260)            (4,030)
Net decrease (increase)  in loans                                                                   594             (3,086)
Proceeds from sale of foreclosed properties                                                          34                   -
Capital expenditures                                                                                (56)              (143)
                                                                                        -----------------    ---------------
    Net cash used in investing activities                                                        (2,113)            (4,838)
                                                                                        -----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW and savings accounts                                         2,140               6,888
Net increase (decrease) in time deposits                                                           (225)                979
Net increase (decrease) in securities sold under repurchase agreements                              754             (3,824)
Net increase in federal funds                                                                       200               2,200
Net decrease in other borrowings/notes payable                                                   (1,111)            (1,549)
Proceeds from issuance of common stock                                                               46                  -
Repurchases of common stock                                                                           -                (31)
                                                                                        -----------------    ---------------
    Net cash provided by financing activities                                                     1,804              4,663
                                                                                        -----------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            81                160

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     4,506             4,883
                                                                                        -----------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $        4,587       $     5,043
                                                                                        =================    ===============

Supplemental disclosures of cash flow information:
  Interest paid                                                                            $       1,255       $      1,156
  Income taxes paid                                                                        $          32       $         92




See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1  -  ACCOUNTING POLICIES

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

NOTE 2  -  LOANS

Loans outstanding at period end:
                                                                                               March 31,
    (In Thousands)                                                                    1998               1997
                                                                                 ---------------     --------------
    Real estate loans                                                              $     85,612       $     78,659
    Commercial and industrial                                                            16,275             14,275
    Loans to individuals for household, family and other
      consumer expenditures                                                              11,408             10,949
    All other loans                                                                          70                 25
                                                                                 ===============     ==============
        Total                                                                      $    113,365       $    103,908
                                                                                 ===============     ==============

Summary of transactions in the allowance for loan losses for the three-month periods ended:
                                                                                               March 31,
    (In Thousands)                                                                    1998                 1997
                                                                                  --------------      ---------------
    Beginning balance                                                                     1,125        $    1,050
    Charge-offs:
      Commercial loans                                                                        -                12
      Consumer loans                                                                         41                24
      Real estate loans                                                                       -                 -
                                                                                  --------------      ---------------
        Gross charge-offs                                                                    41                36
                                                                                  --------------      ---------------
    Recoveries:
      Commercial loans                                                                        -                 -
      Consumer loans                                                                         15                 5
      Real estate loans                                                                       -                 -
                                                                                  --------------      ---------------
        Gross recoveries                                                                     15                 5
                                                                                  --------------      ---------------

    Net charge-offs                                                                          26                31

    Provision for loan losses                                                                14                38
                                                                                  --------------      ---------------
    Ending balance                                                                        1,113             1,057
                                                                                  ==============      ===============

    Percentage of gross loans                                                              .98%             1.02%
    Ratio of net charge-offs to average loans during the period                            .02%              .03%


NOTE 3 - STANDBY LETTERS OF CREDIT

At March 31, 1998 and 1997 the Company had outstanding letters of credit totaling $763 thousand and $283 thousand, respectively.



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

EARNINGS

The first quarter of 1998 reflected good operating results with net income of $318 thousand or $.14 per share, an increase of 3.2% when compared to the first quarter of 1997. This improvement can be primarily attributed to an increase in net interest income due to growth in the loan portfolio and a relatively stable net interest margin.

NET INTEREST INCOME

The largest contributor to earnings, net interest income, increased by $168 thousand or 11.6% for the three months ended March 31, 1998 compared to the same period a year earlier. The major components of net interest income are income earned on investments and loans less interest expense on deposits and borrowings.

Income on loans of $2.4 million for the three month period, reflected an improvement of 10.7% over the earnings of $2.2 million during the same period in 1997. Investment securities provided an additional $12 thousand in earnings in 1998 compared to 1997.

Interest expense on deposits, securities sold under repurchase agreements, federal funds purchased and borrowed funds increased by $79 thousand or 6.8% comparing these periods due to the higher levels of interest-bearing liabilities needed to fund asset growth.

The following chart reflects average interest-earning assets and interest-bearing liabilities, associated income or expense, related rates and the net interest spread for the three month periods ended March 31, 1998 and 1997.


                Rate/Yield Spread Table on Tax Equivalent Basis *

                                             Average Level                  Income/Expense                Rate/Yield
($ in thousands)                        1998            1997           1998           1997            1998           1997
                                     ------------    -----------    -----------    ------------    -----------    -----------

Interest-earning assets:
Loans                                  $ 112,457      $ 103,104      $   2,438         $ 2,203          8.79%          8.67%
Securities *                              26,149         25,868            460             448          7.13%          7.02%
Other                                        336            477              7               7          8.45%          5.95%
                                     ------------    -----------    -----------    ------------    -----------    -----------
    Total interest-earning               138,942        129,449          2,905           2,658          8.48%          8.33%
assets
                                     ------------    -----------    -----------    ------------    -----------    -----------

Interest-bearing liabilities:
Interest-bearing deposits                105,416         94,632          1,058             936          4.07%          4.01%
Short-term borrowings                      9,042          9,941             87             118          3.90%          4.81%
Long-term borrowings                       6,272          7,201            100             112          6.47%          6.31%
                                     ------------    -----------    -----------    ------------    -----------    -----------
    Total interest-bearing
    liabilities                          120,730        111,774          1,245           1,166          4.18%          4.23%
                                     ------------    -----------    -----------    ------------    -----------    -----------

    Net interest spread                $  18,212     $   17,675      $   1,660       $   1,492          4.30%          4.10%
                                     ============    ===========    ===========    ============    ===========    ===========

* An effective tax rate of 35% for 1998 and 1997 was used to adjust to a fully tax-equivalent basis.


NONPERFORMING ASSETS

Nonperforming assets were $244 thousand at March 31, 1998, reflecting a decrease of $219 thousand compared to 1997. The resulting ratios are favorable compared to our state peers. Detail of nonperforming assets is presented below:

     (In Thousands)                                                                             March 31,
                                                                                         1998              1997
                                                                                    ---------------   ---------------
     Nonaccrual loans:
       Commercial                                                                    $           -      $         23
       Real estate                                                                             145               348
       Consumer installment                                                                     14                 7
                                                                                    ---------------   ---------------
         Total nonaccrual loans                                                                159               378

     Other real estate owned, net                                                               85                85
                                                                                    ---------------   ---------------
         Total nonperforming assets                                                 $          244     $         463
                                                                                    ===============   ===============

     Nonperforming assets as a percentage
           Total assets                                                                       .17%              .33%
           Total loans                                                                        .22%              .45%


                                       9

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

Charge-offs, net of recoveries, for the first three months of 1998 totaled $26 thousand, reflecting a relatively low ratio to average loans of .02%.

During the three month period ended March 31, 1998, a total of $14 thousand in loan loss provision expense was recognized, compared to $38 thousand for this period in 1997. The transactions in the allowance for loan losses are summarized in Note 2 to the consolidated financial statements.


NONINTEREST INCOME AND EXPENSE

Total noninterest income from service charges and other fees produced earnings of $348 thousand for this quarter compared to $355 thousand in the prior period, a modest decrease of 2.0%.

For this same period, noninterest expenses increased by $167 thousand or 12.6%. Salaries and benefits, the largest component of noninterest expense, increased by $132 thousand due to the addition of an executive officer, normal salary adjustments and increase in associated benefit costs. All other expenses as a group increased by $35 thousand when comparing results of the first quarter of 1998 to the same three month period of 1997.


INCOME TAX EXPENSE

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1998 totals $140 thousand, an effective tax rate of 30.6% compared to $132 thousand in 1997, reflecting an effective rate of 30.0% of pretax income.


FINANCIAL CONDITION AND CAPITAL RATIOS

As of March 31, 1998 total assets were $147.9 million, an improvement of 6.6% over March 31, 1997. The Company has experienced steady growth of 9.1% in loans which increased from $103.9 million at March 31, 1997 to $113.4 million on March 31, 1998, reflecting growth of 9.1%. Asset quality remains good as evidenced by past due loan percentages, loan loss experience and management's rating of the loan portfolio.

The Company continues to maintain strong capital ratios that will support additional asset growth. As of March 31, 1998, the leverage ratio calculated with regulatory Tier I capital as a percentage of average for the quarter assets was 8.63%, which compares favorably to the regulatory capital requirement. Total capital to risk weighted assets was 13.86% at March 31, 1998.

LIQUIDITY

Liquidity, the ability to raise cash when needed without adversely impacting profits, is managed primarily by the selection of asset mix and the maturity mix of liabilities. Maturities and the marketability of securities and other funding sources provide a source of liquidity to meet deposit withdrawals.

Other funding sources currently include $13.5 million in federal funds lines of credit from correspondent banks and a $30 million line of credit from the Federal Home Loan Bank, less current advance levels of borrowing from these sources of $7.2 million. Growth in deposits is typically the primary source of funding for loans, supported by credit available from the Federal Home Loan Bank for short-term and long-term borrowings.


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

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


           None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

            a.   Exhibits - Exhibit 27 - Financial Data Schedule

            b.   Reports on Form 8-K

                There were no reports on Form 8-K filed with the Securities and Exchange Commission during the first quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.




                              UWHARRIE CAPITAL CORP
                                  (Registrant)



Date   April 30, 1998           By:
                                     Roger L. Dick
                                     President and Chief Executive Officer



                                     Barbara S. Williams
                                     Senior Vice President-Finance