Form 10QSB
period 1998-06-30
UWHARRIE CAPITAL CORP
filed 1998-08-12
CIK 898171

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

( X )       QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       __   __

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                       Outstanding at July 31, 1998
-------------------                       ----------------------------

Common stock, par value $1.25 per share                     2,294,536 shares

Transitional Small Business Disclosure Format (check one):
Yes ___  No _X_

                     UWHARRIE CAPITAL CORP AND SUBSIDIARY

                                  FORM 10-QSB

                               TABLE OF CONTENTS


                                                                            PAGE

PART 1      FINANCIAL INFORMATION


Item 1      Financial Statements

            Consolidated Balance Sheets, June 30, 1998 and 1997 (Unaudited)   3

            Consolidated Statements of Income for the Three Months and the
            Six Months Ended June 30, 1998 and 1997 (Unaudited)               4

            Consolidated Statements of Changes in Shareholders' Equity
            for the Six Months Ended June 30, 1998 and 1997 (Unaudited)       5

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1998 and 1997 (Unaudited)                          6

            Notes to Consolidated Financial Statements (Unaudited)            7


Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9


PART II     OTHER INFORMATION

Item 4      Submission of Matters to Vote of Security Holders                15

Item 6      Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                   16


EXHIBIT 27  Financial Data Schedule for the Six Months Ended June 30, 1998   17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
-------------------------------------------------------------------------------
(In thousands)
                                                                  June 30,
                                                             1998         1997
                                                          -----------  -----------
ASSETS
Cash and cash equivalents                                   $  4,506    $   4,675
Securities available for sale:
  U.S. Treasury                                                5,971        4,993
  U.S. Government agencies and corporations                   14,939       13,594
  State and political subdivisions                             5,501        5,738
  Other securities                                             1,081        1,579
                                                          -----------  -----------
   Total securities                                           27,493       25,904
                                                          -----------  -----------
Federal funds sold                                               925
Loans (Note 2)                                               117,625      108,731
  Less:  Allowance for loan losses                             1,162        1,100
                                                          -----------  -----------
  Loans, net                                                 116,463      107,631
                                                          -----------  -----------

Premises and equipment, net                                    2,429        2,357
Interest receivable                                              973          910
Other assets                                                   1,212        1,142
                                                          -----------  -----------
   Total assets                                           $  154,001    $ 142,619
                                                          ===========  ===========
LIABILITIES
Deposits:

  Demand deposits                                         $   16,109   $   14,162
  Money market and NOW accounts                               28,123       29,672
  Savings deposits                                            33,669       29,165
  Time deposits $100,000 and over                             16,898        8,038
  Other time deposits                                         33,176       32,442
                                                          -----------  -----------
   Total deposits                                            127,975      113,479
                                                          -----------  -----------
Federal funds purchased                                            -          935
Securities sold under repurchase agreements                    3,778        3,882
Commercial paper                                               1,339          239
Other short-term borrowed funds                                    -        4,000
Long-term debt                                                 6,951        7,700
Interest payable                                                 146          190
Other liabilities                                                536          322
                                                          -----------  -----------
   Total liabilities                                         140,725      130,747
                                                          -----------  -----------

Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, par value $1.25 per share;
   authorized 6,000,000; issued and outstanding:
      2,294,536 shares at June 30, 1998
      2,172,506 shares at June 30, 1997                        2,868        2,716
Additional paid-in capital                                     5,578        4,572
Undivided profits                                              4,496        4,364
Accumulated other comprehensive income
    Net  unrealized  gain  on  securities  available  for
sale, net of related tax effect                                  334          220
                                                          -----------  -----------
   Total shareholders' equity                                 13,276       11,872
                                                          ===========  ===========
     Total liabilities and shareholders' equity           $  154,001    $ 142,619
                                                          ===========  ===========




See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------


(In thousands)                              Three Months Ended     Six Months Ended
                                                June 30,                June 30,
                                          1998        1997        1998        1997
                                        ----------  ----------  ---------   ----------
INTEREST INCOME:

  Interest on loans                     $   2,507   $   2,334    $ 4,945    $   4,537
  Interest on securities:
   U.S. Treasury                               78          74        152          139
   U.S.   Government   agencies   and
corporations                                  232         247        467          478
   State and political subdivisions            80          85        165          171
   Other                                       19          16         39           36
  Other interest income                        12           9         19           16
                                        ----------  ----------  ---------   ----------
   Total interest income                    2,928       2,765      5,787        5,377

INTEREST EXPENSE:
  Interest on deposits  and  borrowed
funds                                       1,285       1,218      2,530        2,384
                                        ----------  ----------  ---------   ----------

NET INTEREST INCOME                         1,643       1,547      3,257        2,993

Provision for loan losses                      51          47         64           85
                                        ----------  ----------  ---------   ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           1,592       1,500      3,193        2,908
                                        ----------  ----------  ---------   ----------

NONINTEREST INCOME:
  Service charges on deposit accounts         236         233        463          449
  Other service fees and commissions          159         122        280          249
  Other income                                 17          17         17           29
                                        ----------  ----------  ---------   ----------
   Total noninterest income                   412         372        760          727
                                        ----------  ----------  ---------   ----------

NONINTEREST EXPENSE:
  Salaries,    wages   and   employee
benefits                                      804         708      1,598        1,370
  Occupancy expenses                           66          62        141          117
  Equipment expense                           111         100        217          200
  Data processing                             114         121        219          243
  Other expenses                              413         412        824          796

                                        ----------  ----------  ---------   ----------
   Total noninterest expense                1,508       1,403      2,999        2,726
                                        ----------  ----------  ---------   ----------

INCOME BEFORE INCOME TAXES                    496         469        954          909
Provision for income taxes                    157         151        297          283
                                        ----------  ----------  ---------   ----------


NET INCOME                              $      339  $     318   $    657     $    626
                                        ==========  ==========  =========   ==========

Net Income Per Common Share

   Basic                                $     .07   $     .07   $    .14    $     .14

   Assuming dilution                    $     .07   $     .07   $    .14    $     .13
Weighted  Average Shares  Outstanding

   Basic                                 4,585,357  4,344,191   4,576,614   4,564,862

   Effect of dilutive stock options        160,798    105,255     160,798     105,255
                                        ----------  ----------  ---------   ----------
   Assuming dilution                     4,746,155  4,449,446   4,737,412   4,670,117
                                        ==========  ==========  =========   ==========



See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Six Months Ended June 30, 1998 and 1997 (Unaudited)
-----------------------------------------------------------


(In thousands)                    Common                   Undivided     Accumulated Other
                                  Stock        Surplus      Profits     Comprehensive Income
                                -----------   -----------  ----------   --------------------

Balance, January 1, 1997         $   2,719   $     4,594   $    3,738  $      253
Repurchase of common stock              (6)          (25)           -           -
Stock options exercised                  3             3
Net income                               -             -          626           -
Other   comprehensive   income,
net of tax:
   Net increase  (decrease)  in
     market value of securities
     available for sale                  -             -            -         (33)
                                -----------   -----------  -----------  -----------
 Balance, June 30, 1997         $    2,716    $    4,572   $     4,364  $     220
                                ===========   ===========  ===========  ===========

Balance, January 1, 1998        $    2,853    $    5,524   $     3,838  $     319
Stock options exercised                 15            54            -           -
Net income                               -             -           657          -
Other comprehensive income,
net of tax:
   Net increase  (decrease)  in
     market value of  securities
     available for sale                  -             -            -          16
                                ===========   ===========  ===========  ===========
Balance, June 30, 1998          $    2,868    $    5,578    $    4,495  $     335
                                ===========   ===========  ===========  ===========



See Notes to Consolidated Financial Statements.


UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1998 and 1997                 (In thousands)
                                                               1998          1997
                                                            ------------  -----------
OPERATING ACTIVITIES
Net income                                                     $   657     $    626
Adjustments  to reconcile  net income to net cash  provided
by operations
  Depreciation                                                     139          126
  Amortization of investment premiums and discounts, net            22          (12)
  Provision for loan losses                                         62           85
  Deferred income tax benefit                                         -          (7)
  Gain on sale of securities available for sale                     (1)          -
  (Gain) loss on foreclosed properties                              14           -
  Changes in assets and liabilities:
   Interest receivable                                             (42)         (52)
   Other assets                                                      3          (98)
   Income taxes receivable                                         (47)          20
   Interest payable                                                (25)          14
   Income taxes payable                                              -           10
   Other liabilities                                                15          (63)
                                                            ------------  -----------
   Net cash provided by operating activities                       797          649
                                                            ------------  -----------

INVESTING ACTIVITIES
Net (increase) decrease in due from banks, interest-bearing       (319)           80
Proceeds from sales of securities available for sale                 -           571
Proceeds from maturities of securities available for sale        2,567         3,017
Purchase of securities available for sale                       (6,208)       (4,315)
Net (increase) decrease in federal funds sold                     (925)           -
Net increase (decrease) in loans made to customers              (3,665)       (7,913)
Purchase of premises and equipment                                (224)         (365)
Proceeds   from  sale  of  / (additions) to foreclosed
properties                                                          34           (42)
                                                            ------------  -----------
   Net cash used in investing activities                        (8,740)       (8,967)
                                                            ------------  -----------

FINANCING ACTIVITIES
Net increase in deposits accounts                               11,070         8,879
Net increase (decrease) in federal funds purchased              (1,400)          935
Net   increase   (decrease)   in   securities   sold  under
repurchase agreements                                             (269)      (4,274)
Proceeds from long-term advances for Federal Home Loan Bank      2,000        2,000
Repayment of long-term advances for Federal Home Loan Bank      (2,623)        (565)
Repayment of notes payable                                      (1,223)       1,239
Proceeds from issuance of common stock                              69            6
Repurchases of common stock                                          -          (30)
                                                            ------------  -----------
   Net cash provided by financing activities                      7,624        8,190

DECREASE IN CASH AND DUE FROM BANKS                                (319)        (128)
Cash and due from banks at beginning of period                    4,322        4,583
                                                            ------------  -----------
Cash and due from banks at end of period                      $   4,003    $   4,455
                                                            ============  ===========



See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

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

NOTE 2  -  LOANS

Loans outstanding at period end:
                                                                June 30,
  (In thousands)                                          1998         1997
                                                       -----------   ----------
  Real estate loans                                    $   89,376    $  82,414
  Commercial and industrial                                17,190       15,699
  Loans to individuals for household, family and other
    consumer expenditures                                  10,987       10,564
  All other loans                                              72           54
                                                       -----------   ----------
     Total                                             $  117,625    $ 108,731
                                                       ===========   ==========


NOTE 3 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during the period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the income statement. The Company has adopted SFAS No. 130 effective January 1, 1998. Comparative financial statements for prior periods also reflect the application of this statement.


NOTE 4 - PER SHARE DATA

On July 21, 1998, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a dividend, whereby all shareholders will receive an additional share of common stock for each share of stock currently held. The dividend is payable on August 20, 1998 to shareholders of record on August 4, 1998. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed given effect to this stock dividend.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk
-------------------------------------------------
The bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.


The Bank's risk of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 1998, outstanding financial instruments who contract amounts represent credit risk were approximately:

                 Commitments to extend credit         $ 14,216,000

                 Credit card commitments                 3,211,000

                 Standby letters of credit                 763,000
                                                      ------------

                                                      $ 18,190,000
                                                      ============

Contingencies
-------------
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

Financial instruments with concentration of credit risk
-------------------------------------------------------
The Bank makes commercial, agricultural, real estate mortgage, home equity and consumer loans primarily in Stanly County. A substantial portion of the Bank's customers' abilities to honor their contracts is dependent on the business economy in Albemarle, North Carolina and surrounding areas. Although the Bank's loan portfolio is diversified, there is a concentration of mortgage loans in the portfolio. The Bank's policies for real estate lending require collateralization with 20% equity or that the loan be underwritten to conform to FannieMae guidelines that would allow securitization and/or sale of the loans. Lending policy for all loans requires that they be supported by sufficient cash flows. Credit losses related to this real estate concentration are consistent with credit losses experienced in the portfolio as whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's financial condition and results of operation are presented in the following narrative and incorporated tables. References to changes in assets and liabilities represent end of period balances unless otherwise noted.


EARNINGS

The second quarter of 1998 reflected good operating results with net income of $339 thousand, an increase of 6.6% when compared to the second quarter of 1997. This improvement can be primarily attributed to an increase in net interest income due to growth in the loan portfolio and a relatively stable net interest margin.

Results for the first six months of 1998 reflect net earnings of $657 thousand or $.14 per share, after giving effect to the two-for-one stock split declared by the Board of Directors on July 21, 1998. This compares to income of $626 thousand or $.14, as restated, for the same period in 1997. An increase of $264 thousand in net interest income in the six-month period was largely offset by an increase of $229 thousand in personnel costs.


NET INTEREST INCOME

Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. It is the amount by which interest generated by earnings assets exceeds the cost of funds supporting them.

The two primary earning assets are loans and investment securities. Income generated from these assets is a function of their quality, growth and yield. Growth reflected in earning assets was primarily the result of demand for quality loans as average loans increased by $9.1 million or 8.7%. Average investment securities increased $695 thousand or 2.7%. The yield on earning assets, computed on a tax equivalent basis, increased slightly from 8.24% to 8.25% for the six months ended June 30, 1988 and 1997, respectively. Interest income increase $410 thousand, representing an increased of 7.6% when comparing these periods.

The cost of funding sources, primarily deposits and other borrowings, increased $146 thousand or 6.1% for the six months ended June 30, 1998 due to an increased volume of average interest-bearing liabilities of $6.8 million. The average rate paid on interest-bearing liabilities increased one basis point from 4.23% in 1997 to 4.24% in 1998. Strong deposit growth enabled the Company to reduce the level of borrowings during the current period. Deposits increased to 88.7% of total interest-bearing liabilities at June 30, 1998 compared to 85.3% at June 30, 1997.

Net interest income increased $264 thousand or 8.8% when comparing the six month periods presented, attributable to an increased volume of interest earning assets. The net interest margin increased five basis points from 4.73% in the first six months of 1997 to 4.78% in the current period.

The following tables present average balance sheets and a net interest income analysis for the six months ended June 30, 1998 and 1997.


               Average Balance Sheet and Net Interest Income Analysis
                        For the Six Months Ended June 30,
-------------------------------------------------------------------------------------

                            Average Level         Income/Expense       Rate/Yield
($ in thousands)           1998      1997       1998      1997       1998      1997
                         ---------  --------  ---------  --------  ---------  --------

Interest-earning
assets:

Loans  (1)               $114,231  $105,082   $  4,945   $ 4,537      8.73%     8.71%
Taxable securities         21,025    20,250        657       653      6.30%     6.50%
Nontaxable securities
  (2)                       5,662     5,742        166       171      9.10%     9.24%
Other  (3)                    474       544         19        16      8.08%     5.93%
                         ---------  --------  ---------  --------  ---------  --------
   Total
     interest-earning
     assets               141,392   131,524      5,787     5,377      8.25%     8.24%
                         ---------  --------  ---------  --------  ---------  --------

Interest-bearing
liabilities:
Interest-bearing
  deposits                105,416    96,917      2,157     1,925      4.07%     4.01%
Short-term borrowings       9,042     9,288        191       226      4.86%     4.91%
Long-term borrowings        6,272     7,457        182       233      6.44%     6.30%
                         ---------  --------  ---------  --------  ---------  --------
   Total
     interest-bearing
     liabilities          120,730   113,662      2,530     2,384      4.24%     4.23%
                         ---------  --------  ---------  --------  ---------  --------

   Net interest spread   $ 18,212   $17,956   $  3,257   $ 2,993      4.02%     4.01%
                         =========  ========  =========  ========  =========  ========

     Net interest
       margin (% of
       earnings
       assets)                                                        4.78%     4.73%
                                                                   =========  ========

(1) Average  loan   balances   are  stated  net  of  unearned   income  and  include
    nonaccrual loans.  Interest recognized on nonaccrual loans is included in interest income.

(2) Yields related to securities exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.

(3) Includes federal funds sold and due from banks, interest-bearing.

--------------------------------------------------------------------------------


ASSET QUALITY

Management considers the Company's asset quality to be of primary importance. The loan portfolio is analyzed periodically in an effort to identify potential problems before they actually occur. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. The Company uses a rating method to determine an adequate level of provision for loan losses which additionally provides early detection of problem loans. This identification process begins with management's assessment of credit reviews, payment histories of borrowers, loan-to-value ratio, and identified weakness in the credit. The loans are graded and management establishes a standard percentage to reserve for each rating. Included in the calculation are loans previously identified by examiners as loss, doubtful or substandard. The Company's allowance for loan losses is analyzed quarterly by management.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. During the six-month period ended June 30, 1998, a total of $64 thousand in loan loss provision expense was recognized, compared to $85 thousand for this period in 1997. Charge-offs, net of recoveries, for the six months June 30, 1998 totaled $27 thousand, reflecting a relatively low ratio to average loans of
 .02%.

The following table contains a summary of the allowance for loan losses, including the amount of charge-offs and recoveries by loan type for the six months ended June 30, 1998 and 1997.


                      Summary of Allowance for Loan Losses
--------------------------------------------------------------------------------
                                                                June 30,
  (In thousands)                                          1998          1997
                                                       -----------   -----------
  Beginning balance                                     $   1,125    $    1,050
  Charge-offs:
    Commercial loans                                            -            12
    Consumer loans                                             49            27
    Real estate loans                                           6             5
                                                       -----------   -----------
     Gross charge-offs                                         55            44
                                                       -----------   -----------
  Recoveries:
    Commercial loans                                            -             -
    Consumer loans                                             28             9
    Real estate loans                                           -             -
                                                       -----------   -----------
     Gross recoveries                                          28             9
                                                       -----------   -----------

  Net charge-offs                                              27            35

  Provision for loan losses                                    64            85
                                                       -----------   -----------
   Ending balance                                       $   1,162    $    1,100
                                                       ===========   ===========

  Percentage of gross loans                                  .99%         1.01%
  Ratio of net  charge-offs  to average  loans  during
  the period                                                 .02%          .03%

--------------------------------------------------------------------------------

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual when management has concerns relating to the ability to collect the loan principal and interest, and generally when such loans are 90 days or more past due.

While non-performing assets represent potential losses to the Company, management does not anticipate any aggregate material losses since most loans are believed to be adequately secured. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio. No assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

The following table summarizes non-performing assets by type at the June 30, 1998 and 1997. Other than the amounts listed, the were no other loans that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

-------------------------------------------------------------------------------
                        Schedule of Non-Performing Assets
-------------------------------------------------------------------------------

   (In thousands)                                                June 30,
                                                            1998         1997
                                                         -----------  ----------
   Nonaccrual loans                                      $      222   $      219
   Loans past due 90 days or more and still accruing            106           92
   Other real estate owned, net                                  85          127
   Renegotiated troubled debt                                     -            -
                                                         -----------  -----------

     Total non-performing assets                         $      413   $      438
                                                         ===========  ==========

   Non-performing assets as a percentage of gross loans        .35%         .40%

-------------------------------------------------------------------------------


NONINTEREST INCOME AND EXPENSE

Income from service charges and other fees produced earnings of $395 thousand for the second quarter of 1998 compared to $355 thousand in the prior period, an increase of 11.3%.

For this same period, noninterest expenses increased by $105 thousand or 7.5%. Salaries and benefits, the largest component of noninterest expense, increased by $96 thousand. All other expenses as a group increased by $9 thousand when comparing results of the second quarter of 1998 to the same three month period of 1997.

For the six months, total noninterest income amounted to $760 thousand compared to $727 thousand for 1998 and 1997, respectively. Noninterest expense for these periods was $3.0 million compared to $2.7 million, respectively, an increase of $273 thousand or 9.9%. Of this increase, $229 thousand was attributable to increased personnel costs incurred due to additional staff to support the Company's growth, normal salary adjustments and associated benefit costs.


INCOME TAX EXPENSE

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1998 totaled $297 thousand, an effective tax rate of 31.1% of pretax income compared to $283 thousand in 1997, which also reflected an effective rate of 31.1%.


FINANCIAL CONDITION AND CAPITAL RATIOS

As of June 30, 1998 total assets were $154.0 million, an improvement of 8.0% over June 30, 1997. The Company has experienced steady growth in loans which increased from $108.7 million at June 30, 1997 to $117.6 million on June 30, 1998, reflecting growth of 8.2%. Asset quality remains good as evidenced by past due loan percentages, loan loss experience and management's rating of the loan portfolio.

Shareholders' equity increased from $12.5 million at December 31, 1997 to $13.3 million at June 30, 1998, principally due to net income of $657 thousand during the period.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with those guidelines. Both the Company and the Bank have maintained capital levels exceeding minimum levels for "well capitalized banks and bank holding companies, as reflected in the following table.

                               Regulatory Capital
--------------------------------------------------------------------------------

                                        June 30, 1998               June 30, 1997

                                  -----------   -----------   -----------   ----------
                                    Amount       Percent        Amount       Percent
                                  -----------   -----------   -----------   ----------
   Total capital to risk
     weighted assets

        Consolidated              $   14,103        13.93%    $   12,752       13.94%
        Bank                          13,910        13.78%        12,630       13.86%
   Tier 1 capital to risk
     weighted assets
        Consolidated                  12,941        12.78%        11,652       12.73%
        Bank                          12,748        12.63%        11,530       12.65%
   Tier 1 capital to average
     assets (leverage)
        Consolidated                  12,941         8.57%        11,652        8.29%
        Bank                          12,748         8.45%        11,530        8.20%

-------------------------------------------------------------------------------------


LIQUIDITY

The Company's liquidity management objectives are to provide for deposit withdrawals and maturing debt obligations, to provide a reliable source of funding to borrowers, to fund operations on a cost effective basis, and to capitalize on opportunities for expansion. Management believes that sufficient resources are available to meet the Company's liquidity objectives through its debt maturity structure, holdings of liquid assets and access to additional liquidity through a variety of funding vehicles.

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth.

The Company has multiple funding sources that can be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with correspondent banks aggregating $13.5 million at June 30, 1998 and the ability to borrow up to $30.0 million from the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase and issue of commercial paper. Total debt from these sources aggregated $12.1 million at June 30, 1998, compared to $15.8 million at June 30, 1997.

Management is not aware of any events that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.


MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk primarily stems from interest rate risk, the potential economic loss due to future changes in interest rates, which is inherent in lending and deposit gathering activities. The Company's objective is to manage the mix of interest-sensitive assets and liabilities to moderate interest rate risk and stabilize the net interest margin which enhancing probability.

ASSET/LIABILITY AND INTEREST RATE RISK MANAGEMENT

The major component of income for Uwharrie Capital Corp is net interest income, the difference between income earned on assets and interest paid on liabilities. This differential (or margin) can vary over time as changes in interest rates occur. Therefore, a primary objective of interest rate sensitivity management is to ensure the stability and quality of the Company's primary earning component, net interest income.

This process involves monitoring the Company's balance sheet in order to determine the potential impact that changes in the interest rate environment would have on net interest income. Rate sensitive assets and liabilities have interest rates which are subject to change within a specific time period, due to either maturity or contractual agreements that allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.

To identify interest rate sensitivity, a common measure is a gap analysis which reflects the difference or gap between rate sensitive assets and liabilities over various time periods. While management compiles and reviews this information, it has implemented the use of a comprehensive simulation model which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities and interest rates and provides a more relevant view of interest rate risk than traditional gap tables. The simulation allows comparison of flat, rising and falling rate scenarios to determine sensitivity of earnings to changes in interest rates and identify trends that may affect overall interest income.

Interest rate risk management and liquidity management are both a part of the Company's asset/liability management process. The primary oversight of asset/liability management rests with the Company's Asset Liability Management Committee (ALCO) , comprised of members of executive and senior management of the Company and the Bank. This Committee meets on a regular basis to review asset liability management activities, and monitor market changes in interest rates and assist with pricing loans and deposit products, consistent with funding source needs and asset growth projections. The ALCO Committee reports to the Board of Directors.


ACCOUNTING AND REGULATORY MATTERS

Management is not aware of any know trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or other operations.


IMPACT OF INFLATION AND CHANGING PRICES

Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. The effect of inflation on interest rates can materially impact bank operations, which rely on net interest margins as a major source of earnings. Noninterest expenses, such as salaries and wages, occupancy and equipment cost are also negatively impacted by inflation.


YEAR 2000 COMPLIANCE

The "Year 2000" issue confronting the Company and its customers, suppliers, customers' suppliers and competitors centers on the inability of computer systems to recognized the Year 2000. If not adequately addressed, the Year 2000 matter could result in a significant adverse impact on products, services and the competitive condition of the Company.

Financial institution regulators have recently increased their focus on Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000, assess their potential impact on operations, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. The plan is divided into the five phases: (1) awareness, (2) assessment, (3) renovations, (4) validation, and
(5) implementation.

The Company has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its item processing operations to a service provider which is jointly owned with another Bank, The Company's Year 2000 compliance is being closely coordinated with that of the service provider.

The Company does not currently expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations, and expects that it will satisfy such compliance program without material disruption of its operations. In the event that the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business, results of operations or financial condition could be adversely affected.


                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        The Company's annual meeting of shareholders was held on Monday, May 11, 1998 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated April 8, 1998, (1) to ratify appointment of the Company's independent public accounts for 1998 and (2) to elect six directors of the Company, were approved by the shareholders as proposed. There were no other matters submitted for vote of the shareholders at this meeting.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits - Exhibit 27 - Financial Data Schedule

         b.   Reports on Form 8-K

           There were no reports on Form 8-K filed with the Securities and Exchange Commission during the second quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.




                             UWHARRIE CAPITAL CORP
                                 (Registrant)



Date   July 31, 1998                    By:
       -----------------                   ----------------------------------
                                           Roger L. Dick
                                           President and Chief Executive Officer



                                           -------------------------------------
                                           Barbara S. Williams
                                           Senior Vice President-Finance