Form 10QSB
period 1998-10-31
UWHARRIE CAPITAL CORP
filed 1998-11-06
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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
Yes   X         No
    ----          ----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                              Outstanding at October 31, 1998
-------------------                              -------------------------------
Common stock, par value $1.25 per share          4,589,492 shares outstanding;
                                                 72,611 shares subscribed

Transitional Small Business Disclosure Format (check one):
Yes            No   X
   ----           ----

                     UWHARRIE CAPITAL CORP AND SUBSIDIARY

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                            PAGE

PART 1      FINANCIAL INFORMATION


Item 1      Financial Statements

            Consolidated Balance Sheets, September 30, 1998 and 1997
            (Unaudited)                                                        3

            Consolidated Statements of Income for the Three Months
            and the Nine Months Ended September 30, 1998 and 1997
            (Unaudited)                                                        4

            Consolidated Statements of Changes in Shareholders'
            Equity for the Nine Months Ended September 30, 1998
            and 1997 (Unaudited)                                               5

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1998 and 1997 (Unaudited)                      6

            Notes to Consolidated Financial Statements (Unaudited)             7


Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9


PART II     OTHER INFORMATION

Item 4      Submission of Matters to Vote of Security Holders                 15

Item 6      Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                    16


EXHIBIT 27  Financial Data Schedule for the Nine Months Ended
            September 30, 1998                                                17

                          PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------
(In thousands)                                                   September 30,
                                                              1998         1997
                                                           -----------  -----------
ASSETS
Cash and cash equivalents                                     $ 4,251      $ 4,467
Securities available for sale:
  U.S. Treasury                                                 6,010        5,008
  U.S. Government agencies and corporations                    13,011       12,638
  State and political subdivisions                              5,535        5,779
  Other securities                                              1,082        1,587
                                                           -----------  -----------
   Total securities                                            25,638       25,012
                                                           -----------  -----------
Federal funds sold                                              1,425            -
Loans (Note 2)                                                119,317      109,811
  Less:  Allowance for loan losses                              1,184        1,116
                                                           -----------  -----------
  Loans, net                                                  118,133      108,695
                                                           -----------  -----------
Premises and equipment, net                                     2,828        2,376
Interest receivable                                               978          942
Other assets                                                    1,469        1,149
                                                           -----------  -----------
   Total assets                                              $154,722    $ 142,641
                                                           ===========  ===========

LIABILITIES
Deposits:
  Demand deposits                                            $ 15,389     $ 13,915
  Money market and NOW accounts                                27,156       27,293
  Savings deposits                                             34,804       31,038
  Time deposits $100,000 and over                              17,410        8,203
  Other time deposits                                          33,578       32,950
                                                           -----------  -----------
   Total deposits                                             128,337      113,399
                                                           -----------  -----------
Securities sold under repurchase agreements                     3,068        4,213
Commercial paper                                                1,523        1,577
Other short-term borrowed funds                                     -        3,000
Long-term debt                                                  6,847        7,598
Interest payable                                                  152          179
Other liabilities                                                 705          429
                                                           -----------  -----------
   Total liabilities                                          140,632      130,395
                                                           -----------  -----------

Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 6,000,000 shares authorized;
   issued and outstanding: 4,589,492 and 2,172,879 shares,
   respectively; stock subscribed 72,611 shares at
   September 30, 1998                                           5,828        2,716
Additional paid-in capital                                      3,019        4,574
Undivided profits                                               4,818        4,650
Accumulated other comprehensive income
  Net unrealized gain on securities  available for sale,
    net of related tax effect                                     425          306
                                                           -----------  -----------
   Total shareholders' equity                                  14,090       12,246
                                                           ===========  ===========
     Total liabilities and shareholders' equity              $154,722    $ 142,641
                                                           ===========  ===========

See Notes to Consolidated Financial Statements.


UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
(In thousands)                              Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           1998        1997        1998        1997
                                         ----------  ----------  ---------   ----------
INTEREST INCOME:
  Interest on loans                        $ 2,549     $ 2,384    $ 7,494       $6,921
  Interest on securities:
   U.S. Treasury                                88          74        240          213
   U.S. Government agencies and
     corporations                              230         225        697          703
   State and political subdivisions             80          85        245          255
   Other                                        19          18         58           55
  Other interest income                         60           8         79           22
                                         ----------  ----------  ---------   ----------
   Total interest income                     3,026       2,794      8,813        8,169

INTEREST EXPENSE:
  Interest on deposits and borrowed
    funds                                    1,320       1,240      3,850        3,622
                                         ----------  ----------  ---------   ----------

NET INTEREST INCOME                          1,706       1,554      4,963        4,547

Provision for loan losses                       23          38         87          123
                                         ----------  ----------  ---------   ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                            1,683       1,516      4,876        4,424
                                         ----------  ----------  ---------   ----------

NONINTEREST INCOME:
  Service charges on deposit accounts          237         227        700          676
  Other service fees and commissions           114         119        394          368
  Other income                                  17          22         34           51
                                         ----------  ----------  ---------   ----------
   Total noninterest income                    368         368      1,128        1,095
                                         ----------  ----------  ---------   ----------

NONINTEREST EXPENSE:
  Salaries, wages and employee
    benefits                                   845         756      2,443        2,126
  Occupancy expenses                            73          74        214          191
  Equipment expense                            120         100        337          300
  Data processing                              121         128        340          371
  Other expenses                               420         403      1,244        1,199
                                         ----------  ----------  ---------   ----------
   Total noninterest expense                 1,579       1,461      4,578        4,187
                                         ----------  ----------  ---------   ----------

INCOME BEFORE INCOME TAXES                     472         423      1,426        1,332
Provision for income taxes                     149         137        446          420
                                         ----------  ----------  ---------   ----------

NET INCOME                                  $  323      $  286     $  980       $  912
                                         ==========  ==========  =========   ==========

Net Income Per Common Share
   Basic                                    $  .07      $  .06     $  .21       $  .20
   Assuming dilution                        $  .07      $  .06     $  .21       $  .19
Weighted Average Shares Outstanding
   Basic                                  4,592,509  4,561,458   4,581,971   4,563,715

   Effect of dilutive stock options         165,093    133,790     162,245     114,871
                                         ==========  ==========  =========   ==========
   Assuming dilution                      4,757,602  4,695,248   4,744,216   4,678,586
                                         ==========  ==========  =========   ==========


See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Nine Months Ended September 30, 1998 and 1997 (Unaudited)
-----------------------------------------------------------------

(In thousands)                     Common                   Undivided    Accumulated Other
                                   Stock        Surplus      Profits    Comprehensive Income
                                 -----------   ----------   ----------  --------------------

Balance, January 1, 1997           $  2,719     $  4,594      $  3,738    $   253
Repurchase of common stock               (6)         (25)            -          -
Stock options exercised                   3            5
Net income                                -            -           912          -
Other comprehensive  income, net
  of tax:
   Net  increase  (decrease)  in
     market value of securities
     available for sale                   -            -             -         53
                                 -----------   ----------   -----------  ----------
Balance, September 30, 1997        $  2,716     $  4,574      $  4,650    $   306
                                 ===========   ==========   ===========  ==========




Balance, January 1, 1998           $  2,853     $  5,524      $  3,838    $   319
Stock options exercised                  16           55             -          -
Two for one  split  (100% stock
  dividend)                           2,868       (2,868)            -          -
Subscriptions received for
  72,611 shares                          91          308             -          -
Net income                                -            -           980          -
Other comprehensive  income, net
  of tax:
   Net  increase  (decrease)  in
     market value of securities
     available for sale                   -            -             -        106
                                 -----------   ----------   -----------  ----------
Balance, September 30, 1998        $  5,828     $  3,019      $  4,818    $   425
                                 ===========   ==========   ===========  ==========



See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1998 and 1997


                                                                  (In thousands)
                                                                1998          1997
                                                             ------------  -----------
OPERATING ACTIVITIES
Net income                                                      $   980      $   912
Adjustments  to reconcile net income to net cash provided by operations
  Depreciation                                                      212          192
  Amortization of investment premiums and discounts, net             12          (15)
  Provision for loan losses                                          87          123
  Deferred income tax benefit                                       (26)          (7)
   Loss on sale of securities available for sale                      8            -
  Gain on sale of mortgage loans                                    (13)           -
  Loss on foreclosed properties                                      14            -
  Changes in assets and liabilities:
   Interest receivable                                              (48)         (83)
   Other assets                                                    (281)        (115)
   Income taxes receivable                                          (20)          28
   Interest payable                                                 (19)           3
   Other liabilities                                                152           38
                                                             ------------  -----------
   Net cash provided by operating activities                      1,058        1,076
                                                             ------------  -----------

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale              1,258         2,211
Proceeds from maturities of securities available for sale         3,312         2,414
Purchase of securities available for sale                        (6,208)      (4,315)
Net increase in federal funds sold                               (1,425)           -
Net increase in loans made to customers                          (5,346)      (9,014)
Purchase of premises and equipment                                 (696)        (451)
Proceeds from sale of / (additions) to foreclosed properties         34          (72)
                                                             ------------  -----------
   Net cash used in investing activities                         (9,071)      (9,227)
                                                             ------------  -----------

FINANCING ACTIVITIES
Net increase in deposits accounts                                11,431        8,799
Net increase (decrease) in federal funds purchased               (1,400)           -
Net increase (decrease) in securities sold under repurchase
  agreements                                                       (979)      (3,943)
Proceeds from long-term advances for Federal Home Loan Bank       2,050        2,000
Repayment of long-term advances for Federal Home Loan Bank       (2,772)        (672)
Repayment of notes payable                                       (1,042)       1,574
Proceeds from issuance of common stock                               71            8
Proceeds from common stock subscribed                               399            -
Repurchases of common stock                                           -          (31)
                                                             ------------  -----------
   Net cash provided by financing activities                      7,758        7,735
                                                             ------------  -----------

DECREASE IN CASH AND DUE FROM BANKS                                (255)        (416)
Cash and due from banks at beginning of period                    4,506        4,883
                                                             ------------  -----------
Cash and due from banks at end of period                       $  4,251     $  4,467
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

Note 2  -  Loans

Loans outstanding at period end:
                                                             September 30,
 (In thousands)                                           1998         1997
                                                       -----------   ----------
 Real estate loans                                       $ 92,262     $ 84,120
 Commercial and industrial                                 15,177       14,712
 Loans to individuals for household, family and other
   consumer expenditures                                   11,767       10,904
 All other loans                                              111           75
                                                       -----------   ----------
    Total                                               $ 119,317    $ 109,811
                                                       ===========   ==========

Note 3 - Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after December 15, 1997. Comparative financial statements for earlier periods are required to reflect retroactive applications of this statement. For the nine months ended September 30, 1998 and 1997, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $1,086 and $965, respectively. For the three months ended September 30, 1998 and 1997, total comprehensive income was $413 and $371, respectively.

Note 4 - Per Share Data

On July 21, 1998, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% dividend, whereby all shareholders received an additional share of common stock for each share of stock currently held. The dividend was paid on August 20, 1998 to shareholders of record on August 4, 1998. On September 21, 1998, the Company's Board of Directors approved a new common stock offering at a price of $5.50 per share pursuant to nontransferable subscription rights to shareholders of the Company as of August 28, 1998 for the first 30 days of the offering. Any remaining shares are being offered to the public at the same price. A total of 72,611 shares had been subscribed as of September 30, 1998. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed given effect to this stock dividend and the common stock subscribed.


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


The Bank's risk of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 1998, outstanding financial instruments who contract amounts represent credit risk were approximately:

                Commitments to extend credit           $14,459,000
                Credit card commitments                  3,400,000
                Standby letters of credit                  767,000
                                                      ------------
                                                       $18,626,000
                                                      ============

Contingencies
-------------
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

Financial instruments with concentration of credit risk
-------------------------------------------------------
The Bank makes commercial, agricultural, real estate mortgage, home equity and consumer loans primarily in Stanly County. A substantial portion of the Bank's customers' abilities to honor their contracts is dependent on the business economy in Albemarle, North Carolina and surrounding areas. Although the Bank's loan portfolio is diversified, there is a concentration of mortgage loans in the portfolio. The Bank's policies for real estate lending require collateralization with 20% equity or that the loan be underwritten to conform to FannieMae guidelines that would allow securitization and/or sale of the loans. Lending policy for all loans requires that they be supported by sufficient cash flows. Credit losses related to this real estate concentration are consistent with credit losses experienced in the portfolio as a whole.

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


Earnings

The third quarter of 1998 reflected good operating results with net income of $323 thousand, an increase of 12.9% when compared to the third quarter of 1997. This improvement can be primarily attributed to an increase in net interest income due to growth in the loan portfolio and a relatively stable net interest margin.

Results for the first nine months of 1998 reflect net earnings of $980 thousand or $.21 per share, after giving effect to the two-for-one stock split declared by the Board of Directors on July 21, 1998. This compares to income of $912 thousand or $.20, as restated, for the same period in 1997. An increase of $416 thousand in net interest income in the nine-month period was largely offset by an increase of $317 thousand in personnel costs.


Net Interest Income

Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. It is the amount by which interest generated by earnings assets exceeds the cost of funds supporting them.

The two primary earning assets are loans and investment securities. Income generated from these assets is a function of their quality, growth and yield. Growth reflected in earning assets was primarily the result of demand for quality loans as average loans increased by $8.6 million or 8.1%. Average investment securities increased $979 thousand or 4.9%. Interest income increased $644 thousand, representing an increase of 7.9% when comparing these periods.

The cost of funding sources, primarily deposits and other borrowings, increased $228 thousand or 6.3% for the nine months ended September 30, 1998 due to an increased volume of average interest-bearing liabilities of $8.7 million.

The average rate paid on interest-bearing liabilities decreased from 4.23% in 1997 to 4.18% in 1998. Interest-bearing deposits as a percent of total interest-bearing liabilities was 90.8% at September 30, 1998 compared to 85.9% at September 30, 1997.

Net interest income increased $416 thousand or 9.1% when comparing the nine month periods presented, attributable to an increased volume of interest earning assets. The net interest margin increased three basis points from 4.72% in the first nine months of 1997 to 4.75% in the current period.

The following tables present average balance sheets and a net interest income analysis for the nine months ended September 30, 1998 and 1997.


                  Average Balance Sheet and Net Interest Income Analysis
                         For the Nine Months Ended September 30,
----------------------------------------------------------------------------------------

                              Average Level        Income/Expense       Rate/Yield
($ in thousands)            1998       1997      1998       1997      1998       1997
                           --------  ---------  --------  ---------  --------  ---------

Interest-earning assets:
Loans  (1)                $114,922   $106,349   $ 7,494    $ 6,921     8.72%      8.70%
Taxable securities          21,087     20,108       995        971     6.31%      6.46%
Nontaxable securities (2)    5,609      5,750       245        255     8.98%      9.11%
Other (3)                    1,677        460        79         22     6.30%      6.40%
                           --------  ---------  --------  ---------  --------  ---------
   Total interest-earning
     assets                143,295    132,667     8,813      8,169     8.22%      8.23%
                           --------  ---------  --------  ---------  --------  ---------

Interest-bearing
  liabilities:
Interest-bearing
  deposits                 110,230     98,016     3,315      2,934     4.02%      4.00%
Short-term borrowings        6,886      9,026       245        333     4.76%      4.93%
Long-term borrowings         6,111      7,532       290        355     6.34%      6.30%
                           --------  ---------  --------  ---------  --------  ---------
   Total interest-bearing
     liabilities           123,227    114,574     3,850      3,622     4.18%      4.23%
                           --------  ---------  --------  ---------  --------  ---------

   Net interest spread     $20,068   $ 18,093   $ 4,963     $4,547     4.05%      4.00%
                           ========  =========  ========  =========  ========  =========

     Net interest margin
       (% of earnings
       assets)                                                         4.75%      4.72%
                                                                     ========  =========

(1) Average loan balances are stated netof unearned income and include nonaccrual loans.
    Interest recognized on nonaccrual loans is included in interest income.

(2) Yields related to securities exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.

(3) Includes federal funds sold and due from banks, interest-bearing.

----------------------------------------------------------------------------------------------


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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. During the nine-month period ended September 30, 1998, a total of $87 thousand in loan loss provision expense was recognized, compared to $123 thousand for this period in 1997. Charge-offs, net of recoveries, for the nine months September 30, 1998 totaled $28 thousand, reflecting a relatively low ratio to average loans of .02%.

The following table contains a summary of the allowance for loan losses, including the amount of charge-offs and recoveries by loan type for the nine months ended September 30, 1998 and 1997.

                       Summary of Allowance for Loan Losses
--------------------------------------------------------------------------------
                                                             September 30,
 (In thousands)                                           1998          1997
                                                       -----------   -----------
 Beginning balance                                          1,125     $   1,050
 Charge-offs:
   Commercial loans                                             -            21
   Consumer loans                                              58            44
   Real estate loans                                            6             5
                                                       -----------   -----------
    Gross charge-offs                                          64            70
                                                       -----------   -----------
 Recoveries:
   Commercial loans                                             -             -
   Consumer loans                                              36            13
   Real estate loans                                            -             -
                                                       -----------   -----------
    Gross recoveries                                           36            13
                                                       -----------   -----------

 Net charge-offs                                               28            57

 Provision for loan losses                                     87           123
                                                       -----------   -----------
 Ending balance                                          $  1,184      $  1,116
                                                       ===========   ===========

 Percentage of gross loans                                   .99%         1.02%
 Ratio of net  charge-offs to average
   loans during the period                                   .02%          .05%

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

The following table summarizes non-performing assets by type at the September 30, 1998 and 1997. Other than the amounts listed, the were no other loans that
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.


                        Schedule of Non-Performing Assets
----------------------------------------------------------------------------------

  (In thousands)                                              September 30,
                                                            1998         1997
                                                         -----------  -----------
  Nonaccrual loans                                          $   230      $   415
  Loans past due 90 days or more and still accruing              14          230
  Other real estate owned, net                                   85          157
  Renegotiated troubled debt                                      -            -
                                                         -----------  -----------
    Total non-performing assets                             $   329       $  802
                                                         ===========  ===========

  Non-performing assets as a percentage of gross loans         .28%         .73%

----------------------------------------------------------------------------------


Noninterest Income and Expense

Income from service charges and other fees produced earnings of $351 and $346 thousand for the third quarters of 1998 and 1997, respectively.

For this same period, noninterest expenses increased by $118 thousand or 8.1%. Salaries and benefits, the largest component of noninterest expense, increased by $89 thousand. All other expenses as a group increased by $29 thousand when comparing results of the third quarter of 1998 to the same three month period of 1997.

For the nine months, total noninterest income amounted to $1,128 thousand compared to $1,095 thousand for 1998 and 1997, respectively. Noninterest expense for these periods was $4.6 million compared to $4.2 million, respectively, an increase of $391 thousand or 9.3%. Of this increase, $317 thousand was attributable to increased personnel costs incurred due to additional staff to support the Company's growth, normal salary adjustments and associated benefit costs.


Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1998 totaled $446 thousand, an effective tax rate of 31.3% of pretax income compared to $420 thousand in 1997, which reflected an effective rate of 31.5%.


Financial Condition and Capital Ratios

As of September 30, 1998 total assets were $154.7 million, an improvement of 8.5% over September 30, 1997. The Company has experienced steady growth in loans which increased from $109.8 million at September 30, 1997 to $119.3 million on September 30, 1998, reflecting growth of 8.7%. Asset quality remains good as evidenced by past due loan percentages, loan loss experience and management's rating of the loan portfolio.

Shareholders' equity increased from $12.5 million at December 31, 1997 to $14.1 million at September 30, 1998, principally due to net income of $980 thousand and $399 relating to common stock subscriptions received during the period.

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


                                   Regulatory Capital
--------------------------------------------------------------------------------------

                                     September 30, 1998          September 30, 1997

                                  -----------   -----------   -----------   ----------
                                    Amount       Percent        Amount       Percent
                                  -----------   -----------   -----------   ----------

  Total  capital to risk weighted
    assets
       Consolidated                $  14,849        14.29%     $  13,056       13.98%
       Bank                           14,254        13.81%        12,931       13.90%
  Tier 1 capital to risk
    weighted assets
       Consolidated                   13,665        13.15%        11,940       12.79%
       Bank                           13,070        12.67%        11,815       12.70%
  Tier 1 capital to average
    assets (leverage)
       Consolidated                   13,665         8.83%        11,940        8.44%
       Bank                           13,070         8.48%        11,815        8.35%

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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of fundsfor loan growth.

The Company has multiple funding sources that can be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with correspondent banks aggregating $15.5 million at September 30, 1998 and the ability to borrow up to $30.0 million from the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase and issue of commercial paper. Total debt from these sources aggregated $11.4 million at September 30, 1998, compared to $16.4 million at September 30, 1997.

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

The Company has substantially completed the first two phases of the plan and has made significant progress in phases three and four. Because the Company outsources its item processing operations to a service provider which is jointly owned with another Bank, The Company's Year 2000 compliance is being closely coordinated with that of the service provider.

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

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits - Exhibit 27 - Financial Data Schedule

         b.   Reports on Form 8-K
              There were no reports on Form 8-K filed with the Securities and Exchange Commission during the third quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.




                             UWHARRIE CAPITAL CORP
                                 (Registrant)



Date   October 30, 1998                By:
                                           -------------------------------------
                                           Roger L. Dick
                                           President and Chief Executive Officer



                                           -------------------------------------
                                           Barbara  S. Williams
                                           Senior Vice President-Finance