Form 10KSB
period 1998-12-31
UWHARRIE CAPITAL CORP
filed 1999-03-31
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB
( Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended  December 31, 1998
                                     -----------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-22062
                                                -------

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

The Registrant's revenues for the year ended December 31, 1998 were $13,418,148.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sale price of the common stock in recent transactions was $27,176,199. Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of February 12, 1999, the Registrant had 4,941,127 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant's definitive Proxy Statement dated March 30, 1999, are incorporated by reference into Part III.

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one)       Yes ( ) No ( X )

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

        Key

        AR Annual Report to Shareholders for the fiscal year ended December 31, 1998.

        Proxy Proxy Statement dated March 30, 1999 for the Annual Meeting of Shareholders to be held April 27, 1999.

        10-KSB 10-KSB for the year ended December 31, 1998

                                                                                                               Document
                                                                                                               --------
PART I

Item 1.  Business..............................................................................      Page   3              10-KSB
Item 2.  Properties............................................................................      Page   9              10-KSB
Item 3.  Legal Proceedings.....................................................................      Page  10              10-KSB
Item 4.  Submission of Matters to a Vote of Security Holders...................................      Page  10              10-KSB

PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................................      Page   4                  AR
Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................................      Page  29                  AR
Item 7.  Financial Statements and Supplementary Data..........................................      Page   6                  AR
Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................................      Page  10              10-KSB

PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
                  Compliance with Section 16(a) of Exchange Act...............................      Page   5              Proxy
Item 10. Executive Compensation...............................................................      Page   7              Proxy
Item 11. Security Ownership of Certain Beneficial Owners and Management.......................      Page   2              Proxy
Item 12. Certain Relationships and Related Transactions.......................................      Page   9              Proxy

PART IV

Item 13. Exhibits and Reports on Form 8-K
         (a)    Index to Exhibits...........................................................        Page 14               10-KSB
         (b)    No Reports on Form 8-K were filed for the three months
                     ended December 31, 1998

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Uwharrie Capital Corp (the "Company") is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (the "Bank"), a North Carolina commercial bank chartered on September 28, 1983 and its two wholly-owned subsidiaries, The Strategic Alliance Corporation ("Strategic Alliance") and BOS Agency, Inc. ("BOS Agency"). The Bank also owns a 50% interest in Corporate Data Services Inc., a North Carolina corporation that provides operations and data processing services. The Company, the Bank and its subsidiaries are located in Stanly County, their primary service area, but intend to prudently expand their service area to include the entire Uwharrie Lakes Region.

The Company is community oriented, emphasizing the well being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its community, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today's quickly changing financial services industry. In 1993, the Company implemented its current strategy to remain a strong independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company's technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the high cost of delivering competitive services.

At December 31, 1998 the Company and related subsidiaries had 66 full-time and 36 part-time employees.

BUSINESS OF THE BANK

The Bank is a North Carolina chartered commercial bank which was incorporated in 1983 and commenced banking operations on January 26, 1984. The Bank's main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates four other banking offices located in Stanly County, North Carolina. The Bank is the only commercial bank headquartered in Stanly County and is owned predominately by residents of Stanly County and the immediately surrounding area.

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank's lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also issues Visa(R) Check Card, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at three branches of the Bank and at the automatic teller machines of other banks linked to the HONOR(R) or CIRRUS(R) networks. The Bank is licensed to offer MasterCard(R) credit cards. The Bank does not provide the services of a trust department.

NON-BANK SUBSIDIARIES

The Bank has two wholly-owned subsidiaries, BOS Agency, Inc. ("BOS Agency") and The Strategic Alliance Corporation ("Strategic Alliance"). BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the Securities and Exchange Commission and licensed by the National Association of Securities Dealers ("NASD") as a securities broker-dealer.

Strategic Alliance and BOS Agency provide investment management and insurance products, respectively. Strategic Alliance offers a full range of financial and investment services to its customers in the Uwharrie Lakes Region through its marketing division. BOS Agency serves the risk management needs of customers and brings life insurance, long-term health care, Medicare supplement and other insurance industry products to customers' financial portfolios.

DATA PROCESSING JOINT VENTURE

During 1992 the Bank entered into a joint venture agreement with two other banks to form Corporate Data Services, Inc. ("CDS"), a North Carolina corporation that provides operations and data processing services for community banks. The Bank's ownership in this venture increased from one-third to one-half during 1995 due to a merger involving one of the owners and the subsequent forfeiture of their stock. The Bank's investment in CDS at December 31, 1998 amounted to $240,000.

COMPETITION

The Bank's primary geographic market is Stanly County, North Carolina. Commercial banking in North Carolina is extremely competitive, due in large part to statewide branching. The Company encounters significant competition from a number of sources, including other bank holding companies, commercial banks, thrift and savings and loan institutions, credit unions, and other financial institutions and financial intermediaries. In Stanly County, five other commercial banks presently operate a total of 14 banking offices, one savings bank operates two offices and a credit union operates one office in the county.

Among commercial banks, the Bank competes in its market area with some of the largest banking organizations in the state, several of which have hundreds of branches in North Carolina and billions of dollars in assets. Moreover, competition is not limited to financial institutions based in North Carolina. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company's competitors. Consequently, some competitors have substantially higher lending limits due to their greater total capitalization, and may perform functions for their customers that the Company currently does not offer. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially and adversely affect its business, results of operations and financial condition.

The Bank depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

EXPOSURE TO LOCAL ECONOMIC CONDITIONS.

The Company's success is dependent to a significant extent upon economic conditions in Stanly County and more generally, in the Uwharrie Lakes Region. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Bank's control. Economic recession over a prolonged period or other economic dislocation in Stanly County and the Uwharrie Lakes Region could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Bank's market area would not have a material adverse effect on the Bank's financial condition, results of operations or cash flows.

IMPACT OF TECHNOLOGICAL ADVANCES; UPGRADE TO COMPANY'S INFRASTRUCTURE

The banking industry is undergoing, and management believes will continue to undergo, technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company's operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures. At the same time, the Company anticipates that it will expand its array of technology-based products to its customers.

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

SUPERVISION AND REGULATION

The business and operations of the Company and its Subsidiary Bank are subject to extensive federal and state governmental regulation and supervision.

Registrant is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to supervision and examinations by and the regulations and reporting requirements of the Federal Reserve. Under the BHCA, the activities of the Company and the Bank are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding or savings bank holding company, without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. In approving an application by the Company to engage in a non-banking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

As a result of its ownership of a North Carolina-chartered commercial bank, the Company also is registered with and subject to regulation by the North Carolina Commissioner of Banks (the "Commissioner") under the state's bank holding company laws. The Commissioner has asserted authority to examine North Carolina bank holding companies and their affiliates.

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

The Federal Reserve, the FDIC and the Commissioner all have broad powers to enforce laws and regulations applicable to the Company and the Bank and to require corrective action of conditions affecting the safety and soundness of the Bank. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors. The Company and the Bank in the past have not had, and do not foresee in the future, any significant regulatory compliance problems.

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

COMMUNITY REINVESTMENT ACT

The Bank is subject to the provisions of the Community Reinvestment Act (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Such an assessment is required of any bank, which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

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

GOVERNMENT MONETARY POLICY AND ECONOMIC CONTROLS

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank, the Company is directly affected by the government monetary policy and the economy in general. The actions and policies of the FRB which acts as the nation's central bank can directly affect money supply and, in general, affect banks' lending activities by increasing or decreasing their costs and availability of funds. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Bank is not a member of the Federal Reserve System but is subject to reserve requirements imposed by the Federal Reserve on non-member banks. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2.     PROPERTIES

The Company's executive office is located at 134 North First Street and the Bank's Main Office is located at 167 North Second Street, both in Albemarle, North Carolina. The Bank has leased a portion of the Main Office facility since it opened in 1984, and its administrative and executive offices occupy an adjoining building, purchased in 1991. The Bank purchased a commercial building and parking lot adjacent to its Main Office in Albemarle in 1988, which it holds for future expansion.

The Company leases a facility at 130-132 North First Street in Albemarle, which is sub-leased to a local non-profit organization and to the Bank's subsidiary, The Strategic Alliance Corporation. The Bank owns its other banking locations at 710 North First Street in Albemarle, which houses the Village Branch opened in June 1984; its East Albemarle Branch at 800 Highway 24-27 Bypass in Albemarle acquired in 1988; a branch office located at 107 S. Main Street in Norwood acquired in 1987; and, a branch located at 624 N. Main Street in Oakboro opened in 1993.

All of the Bank's existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office which does not have a drive-up facility.

ITEM  3.    LEGAL PROCEEDINGS

Neither the Company nor the Bank, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1998.




                                     PART II


ITEMS 5 THROUGH 7.

Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III


ITEMS 9 THROUGH 12.

Incorporated by reference to the Company's definitive proxy statement dated March 30, 1999.




                                     PART IV


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  FINANCIAL STATEMENTS.
     The following consolidated financial statements of the Registrant are incorporated herein by reference from the indicated pages of the Registrant's 1998 Annual Report to Shareholders.

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

               13 1998 Annual Report to Shareholders (filed herewith)

               21               Subsidiary of the Registrant (filed herewith)

               27               Financial Data Schedule (filed herewith)

               99               Registrant's definitive proxy statement * * *


               *  Incorporated by reference from exhibits to Registrant's
                      Registration Statement on Form S-4 (Reg. No. 33-58882)

             * *  Denotes a management contract or compensatory plan or arrangement.

           * * *  To be filed with the Commission pursuant to Rule 14a-6(b).



 (B) REPORTS ON FORM 8-K.


     The Registrant did not file a Current Report on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    UWHARRIE CAPITAL CORP

March  23, 1998                                     By:                    / s /
                                                    ----------------------------
                                                    Roger L. Dick, President and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           /s/                                March  23, 1998
----------------------------------------------
 Roger L. Dick, President and
 Chief Executive Officer


                          /s/                                 March  23, 1998
----------------------------------------------
 Barbara S. Williams, Senior Vice President
 (Principal Financial and Accounting Officer)


                          /s/                                 March  23, 1998
----------------------------------------------
 William S. Aldridge, Jr., Director


                         /s/                                  March  23, 1998
----------------------------------------------
 Cynthia H. Beane, Director


                        /s/                                   March  23, 1998
----------------------------------------------
Joe S. Brooks, Director


                       /s/                                    March  23, 1998
----------------------------------------------
Ronald T. Burleson, Director


                      /s/                                     March  23, 1998
----------------------------------------------
Bill C. Burnside, D.D.S., Director


                     /s/                                      March  23, 1998
----------------------------------------------
Gail C. Burris, Director

                    /s/                                       March  23, 1998
----------------------------------------------
 G. Chad Efird, Director


                   /s/                                        March  23, 1998
----------------------------------------------
 David M. Jones, D.V.M., Director


                   /s/                                        March  23, 1998
----------------------------------------------
James F. Link, D.V.M., Director


                   /s/                                        March  23, 1998
----------------------------------------------
W. Chester Lowder, Director


                  /s/                                         March  23, 1998
----------------------------------------------
Buren Mullins, Director


                  /s/                                         March  23, 1998
----------------------------------------------
John P. Murray, M.D., Director


                  /s/                                         March  23, 1998
----------------------------------------------
Kent E. Newport, Director


                 /s/                                          March  23, 1998
----------------------------------------------
Catherine A. Pickler, Director


                 /s/                                          March  23, 1998
----------------------------------------------
George T. Reaves, Director


                 /s/                                          March  23, 1998
----------------------------------------------
A. James Russell, Director


                /s/                                           March  23, 1998
----------------------------------------------
B.A. Smith, Jr., Director


               /s/                                            March  23, 1998
----------------------------------------------
Douglas V. Waddell, Director

                                  EXHIBIT INDEX



               Exhibit
               Number                         Description
               ------                         -----------



                  13                1998 Annual Report to Shareholders


                  21                Subsidiary of the Registrant


                  27                Financial Data Schedule


--------------------------------------------------------------------------------