Form 10QSB
period 1999-03-31
UWHARRIE CAPITAL CORP
filed 1999-05-12
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

         Issuer's telephone number, including area code: (704) 983-6181

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -     -

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                Outstanding at April 30, 1999
Common stock, par value $1.25 per share            5,429,879 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes              No  X
    ___              __

                      UWHARRIE CAPITAL CORP AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                       PAGE
PART 1         FINANCIAL INFORMATION


Item 1         Financial Statements

               Consolidated Balance Sheets, March 31, 1999 and 1998 (Unaudited)          3

               Consolidated Statements of Income for the Three Months
               Ended March 31, 1999 and 1998 (Unaudited)                                 4

               Consolidated Statements of Changes in Shareholders' Equity for the
               Three Months Ended March 31, 1999 and 1998 (Unaudited)                    5

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1999 and 1998 (Unaudited)                                 6

               Notes to Consolidated Financial Statements (Unaudited)                    7


Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 9


PART II        OTHER INFORMATION

Item 4         Submission of Matters to Vote of Security Holders                        15

Item 6         Exhibits and Reports on Form 8-K                                         15


SIGNATURES                                                                              16


EXHIBIT 27     Financial Data Schedule for the Three Months Ended March 31, 1999        17


                                PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------
(In thousands)

                                                                                  March 31,
                                                                             1999           1998
                                                                        ------------   ------------
ASSETS
Cash and cash equivalents                                                   $ 4,277        $ 4,587
Securities available for sale:
  U.S. Treasury                                                               4,009          4,012
  U.S. Government agencies and corporations                                  12,949         15,637
  State and political subdivisions                                            5,467          5,781
  Other securities                                                            1,094          1,082
                                                                        ------------   ------------
    Total securities                                                         23,519         26,512
                                                                        ------------   ------------
Federal funds sold                                                                -              -
Loans (Note 2)                                                              135,092        113,365
  Less:  Allowance for loan losses                                            1,214          1,113
                                                                        ------------   ------------
  Loans, net                                                                133,878        112,252
                                                                        ------------   ------------
Premises and equipment, net                                                   3,206          2,332
Interest receivable                                                           1,024            974
Other assets                                                                  1,738          1,201
                                                                        -----------    -----------
    Total assets                                                           $167,642      $ 147,858
                                                                        ============   ============

LIABILITIES
Deposits:
  Demand deposits                                                          $ 15,093       $ 14,783
  Money market and NOW accounts                                              26,487         27,826
  Savings deposits                                                           36,485         33,843
  Time deposits $100,000 and over                                            25,914          9,059
  Other time deposits                                                        33,866         33,309
                                                                        ------------   ------------
    Total deposits                                                          137,845        118,820
                                                                        ------------   ------------
Securities sold under repurchase agreements                                   3,589          4,801
Commercial paper                                                              1,486          1,851
Other short-term borrowed funds                                               1,600          3,800
Long-term debt                                                                5,401          4,975
Interest payable                                                                150            161
Other liabilities                                                               660            558
                                                                        ------------   ------------
    Total liabilities                                                       150,731        134,966
                                                                        ------------   ------------

Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 6,000,000 shares authorized;
    issued and outstanding: 5,429,879 and 4,589,492 shares, respectively      6,787          2,863
Additional paid-in capital                                                    5,911          5,560
Common stock subscriptions receivable                                          (373)             -
Common stock acquired by ESOP                                                (1,200)             -
Undivided profits                                                             5,493          4,156
Accumulated other comprehensive income
    Net  unrealized  gain on  securities  available  for sale,  net of
      related tax effect                                                        293            313
                                                                        ------------   ------------
    Total shareholders' equity                                               16,911         12,892
                                                                        ------------   ------------
      Total liabilities and shareholders' equity                           $167,642      $ 147,858
                                                                        ============   ============

See Notes to Consolidated Financial Statements.


UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
----------------------------------------------------------------------------------------------
(In thousands)                                                                 Three Months Ended
                                                                                    March 31,
                                                                              1999           1998
                                                                            ----------     ----------
INTEREST INCOME:
  Interest on loans                                                           $ 2,746         $2,438
  Interest on securities:
   U.S. Treasury                                                                   51             74
   U.S. Government agencies and corporations                                      206            235
   State and political subdivisions                                                80             85
   Other                                                                           21             20
  Other interest income                                                            13              7
                                                                            ----------     ----------
   Total interest income                                                        3,117          2,859
INTEREST EXPENSE:
  Interest on deposits and borrowed funds                                       1,349          1,245
                                                                            ----------     ----------
NET INTEREST INCOME                                                             1,768          1,614
Provision for loan losses                                                          30             14
                                                                            ----------     ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                               1,738          1,600
                                                                            ----------     ----------
NONINTEREST INCOME:
  Service charges on deposit accounts                                             254            227
  Other service fees and commissions                                              147            121
  Other income                                                                     11              -
                                                                            ----------     ----------
   Total noninterest income                                                       412            348
                                                                            ----------     ----------
NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                                           936            794
  Occupancy expenses                                                               68             75
  Equipment expense                                                               127            106
  Data processing                                                                 112            105
  Other expenses                                                                  405            410
                                                                            ----------     ----------
   Total noninterest expense                                                    1,648          1,490
                                                                            ----------     ----------
INCOME BEFORE INCOME TAXES                                                        502            458
Provision for income taxes                                                        153            140
                                                                            ----------     ----------
NET INCOME                                                                     $  349         $  318
                                                                            ==========     ==========
Net Income Per Common Share
   Basic                                                                       $  .07         $  .07
   Assuming dilution                                                           $  .07         $  .07
Weighted Average Shares Outstanding                                        ----------     ----------
   Basic                                                                    4,993,933      4,572,880
   Effect of dilutive stock options                                            63,963         49,270
                                                                           ----------      ---------

   Assuming dilution                                                        5,057,896      4,622,150
                                                                           ==========     ==========



See Notes to Consolidated Financial Statements.


UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
--------------------------------------------------------------

                                                                                                          Accumulated
(In thousands)                                     Additional   Common Stock                                    Other
                                       Common        Paid-in   Subscriptions   ESOP Notes   Undivided    Comprehensive
                                        Stock        Capital     Receivable    Receivable     Profits          Income     Total
                                        -----        -------     ----------    ----------     -------          ------     -----
Balance, January 1, 1998             $  2,853       $  5,524          $   -        $    -    $  3,838         $   319  $  12,534

Comprehensive income
     Net income                             -              -              -             -         318               -        318
     Other comprehensive
          income, net of tax
          Net increase
             (decrease) in fair
             value of securities
             available for sale             -              -              -             -           -             (6)        (6)
                                                                                                                       ---------
     Total comprehensive income             -                                                                               312
                                                                                                                       ---------

Stock options exercised                    10             36              -             -           -               -        46

Repurchase of common stock                  -              -              -             -           -               -         -
                                     ---------     ----------  -------------   ----------- -----------   ------------- ---------
Balance, March 31, 1998              $  2,863       $  5,560          $   -        $    -    $  4,156         $   313  $ 12,892
                                     =========     ==========  =============   =========== ===========   ============= =========

Balance, January 1, 1999             $  6,254       $  4,194       $  (257)        $    -    $  5,144         $   363  $ 15,698

Comprehensive income
     Net income                             -              -              -             -         349               -       349
     Other comprehensive
       income, net of tax                   -                                                                                 -
          Net increase
            (decrease) in fair
            Value of securities
               available for sale           -                                                                    (70)       (70)
                                                                                                                       ---------
     Total comprehensive income             -                                                                               279
                                                                                                                       ---------

Common stock issued
   pursuant to:
     Sale of common stock                 281            931          (155)                                               1,057
     218,181 shares issued
       to ESOP plan                       273            927                      (1,200)                                     -

     Stock options exercised               32             39                                                                 71

Repurchase of common stock                (53)          (180)                                                              (233)

Collections of
      subscriptions receivable                                          39                                                   39

                                     ---------     ----------  -------------   ----------- -----------   ------------- ---------
Balance, March 31, 1999              $  6,787       $  5,911       $  (373)    $  (1,200)    $  5,493         $   293  $ 16,911
                                     =========     ==========  =============   =========== ===========   ============= =========



See Notes to Consolidated Financial Statements.


UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 1999 and 1998                                (In thousands)

                                                                              1999             1998
                                                                          -------------    ------------
OPERATING ACTIVITIES
Net income                                                               $   349          $   318
Adjustments to reconcile net income to net cash provided by operations
  Depreciation                                                                84               68
  Amortization of investment premiums and discounts, net                      (5)               9
  Provision for loan losses                                                   30               14
   Loss on foreclosed properties                                              --               14
  Changes in assets and liabilities:
   Interest receivable                                                       (83)             (44)
   Other assets                                                             (327)             (32)
   Interest payable                                                          (40)             (10)
   Other liabilities                                                          73               53
                                                                         -------          -------
   Net cash provided by operating activities                                  81              390
                                                                         -------          -------

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                          --            1,575
Proceeds from maturities of securities available for sale                  3,231               --
Purchase of securities available for sale                                 (2,787)          (4,260)
Net decrease in federal funds sold                                         1,950               --
Net (increase) decrease in loans made to customers                        (2,777)             594
Purchase of premises and equipment                                          (264)             (56)
Proceeds from sale of / (additions) to foreclosed properties                  --               34
                                                                         -------          -------
   Net cash used in investing activities                                    (647)          (2,113)
                                                                         -------          -------

FINANCING ACTIVITIES
Net increase in deposits accounts                                         (1,401)           1,915
Net increase (decrease) in federal funds purchased                         1,600              200
Net increase (decrease) in securities sold under repurchase agreements        79              754
Repayment of long-term advances for Federal Home Loan Bank                (1,424)          (2,599)
Proceeds from short-term borrowed funds                                      202            1,488
Proceeds from issuance of common stock                                     2,753               46
Net increase in common stock subscribed                                     (385)              --
Repurchases of common stock                                                 (233)              --
Common stock acquired by ESOP                                             (1,200)              --
                                                                         -------          -------
   Net cash provided by financing activities                                  (9)           1,804
                                                                         -------          -------

DECREASE IN CASH AND DUE FROM BANKS                                         (575)              81
Cash and due from banks at beginning of period                             4,852            4,506
                                                                         -------          -------
Cash and due from banks at end of period                                 $ 4,277          $ 4,587
                                                                         =======          =======





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

NOTE 2  -  LOANS

Loans outstanding at period end:

                                                                             March 31,
 (In thousands)                                                       1999            1998
                                                                   ------------    ------------
 Real estate loans                                                    $ 98,837        $ 85,612
 Commercial and industrial                                              17,335          16,275
 Loans to individuals for household, family and other
   consumer expenditures                                                18,845          11,408
 All other loans                                                            75              70
                                                                   ------------    -----------
    Total                                                            $ 135,092       $ 113,365
                                                                   ============    ============

NOTE 3 - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period for non-owner transactions and is divided into net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains and losses that are excluded from earnings under current accounting standards. This statement does not change or modify the reporting or display in the statement of operations. SFAS No. 130 is effective for the Company for interim and annual periods beginning on or after December 15, 1997. Comparative financial statements for earlier periods are required to reflect retroactive applications of this statement. For the three months ended March 31, 1999 and 1998, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $279 thousand and $312 thousand, respectively.

NOTE 4 - PER SHARE DATA

On July 21, 1998, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% dividend, whereby all shareholders received an additional share of common stock for each share of stock currently held. The dividend was paid on August 20, 1998 to shareholders of record on August 4, 1998. On September 21, 1998, the Company's Board of Directors approved a new common stock offering at a price of $5.50 per share pursuant to nontransferable subscription rights to shareholders of the Company as of August 28, 1998 for the first 30 days of the offering. Any remaining shares were offered to the public at the same price. A total of 870,493 shares were issued pursuant to the stock offering as of March 31, 1999. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed given effect to this stock dividend and the new common stock offering.

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


The Bank's risk of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 1999, outstanding financial instruments whose contract amounts represent credit risk were approximately:


                   Commitments to extend credit                  $ 15,683,000
                   Credit card commitments                          4,201,000
                   Standby letters of credit                          826,000
                                                                 --------------
                                                                 $ 20,710,000
                                                                 ==============

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


EARNINGS

The first quarter of 1999 reflected good operating results with net income of $349 thousand, an increase of 9.7% when compared to the first quarter of 1998. This improvement can be primarily attributed to an increase in net interest income due to growth in the loan portfolio and a relatively stable net interest margin.

Results for the first three months of 1999 reflect net earnings $.07 per share, after giving effect to the two-for-one stock split declared by the Board of Directors on July 21, 1998 and the new common stock issued as a result of the stock offering. This compares to income of $313 thousand or $.07, as restated, for the same period in 1998. An increase of $154 thousand in net interest income in the three-month period was largely offset by an increase of $142 thousand in personnel costs.


NET INTEREST INCOME

Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. It is the amount by which interest generated by earnings assets exceeds the cost of funds supporting them.

The two primary earning assets are loans and investment securities. Income generated from these assets is a function of their quality, growth and yield. Growth reflected in earning assets was primarily the result of demand for quality loans as average loans increased by $21.0 million or 18.7%. Average investment securities decreased $3.0 million or 13.1%. Interest income increased $258 thousand, representing an increase of 9.0% when comparing these periods.

The cost of funding sources, primarily deposits and other borrowings, increased $104 thousand or 8.4% for the three months ended March 31, 1999 due to an increased volume of average interest-bearing liabilities of $15.7 million.

The average rate paid on interest-bearing liabilities decreased from 4.18% in 1998 to 4.01% in 1999. Interest-bearing deposits as a percent of total interest-bearing liabilities was 91.1% at March 31, 1999 compared to 87.3% at March 31, 1998.

Net interest income increased $154 thousand or 9.5% when comparing the three month periods presented, attributable to an increased volume of interest earning assets. The net interest margin decreased from 4.85% in the first three months of 1998 to 4.66% in the current period.

The following tables present average balance sheets and a net interest income analysis for the three months ended March 31, 1999 and 1998.

                    Average Balance Sheet and Net Interest Income Analysis
                             For the Three Months Ended March 31,
---------------------------------------------------------------------------------------------------------
                                      Average Level            Income/Expense           Rate/Yield
($ in thousands)                   1999        1998         1999         1998        1999         1998
                                 ---------   ----------   ---------    ---------   ---------    ---------
Interest-earning assets:
Loans  (1)                       $ 133,481   $ 112,457     $ 2,746      $ 2,438       8.34%        8.79%
Taxable securities                  17,605      20,366         278          329       6.40%        6.55%
Nontaxable securities (2)            5,511       5,783          80           85       9.06%        9.17%
Other  (3)                           1,072         336          13            7       4.92%        8.45%
                                 ---------   ----------   ---------    ---------   ---------    ---------
   Total interest-earning assets   157,669     138,942       3,117        2,859       8.13%        8.48%
                                 ---------   ----------   ---------    ---------   ---------    ---------
Interest-bearing
   liabilities:
Interest-bearing deposits         124,401      105,416       1,196        1,058       3.90%        4.07%
Short-term borrowings               5,830        9,042          57           87       3.97%        3.90%
Long-term borrowings                6,251        6,272          96          100       6.23%        6.47%
                                 ---------   ----------   ---------    ---------   ---------    ---------
   Total interest-bearing
   liabilities                    136,482      120,730       1,349        1,245       4.01%        4.18%
                                 ---------   ----------   ---------    ---------   ---------    ---------
   Net interest spread            $21,187     $ 18,212     $ 1,768       $1,614       4.12%        4.30%
                                 =========   ==========   =========    =========   =========    =========
     Net interest margin
       (% of earning assets)                                                          4.66%        4.85%
                                                                                   =========    =========

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

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. During the three-month period ended March 31, 1999, a total of $30 thousand in loan loss provision expense was recognized, compared to $14 thousand for this period in 1998. Charge-offs, net of recoveries, for the three months ended March 31, 1999 totaled $(14) thousand, reflecting a ratio to average loans of (.01)%.

The following table contains a summary of the allowance for loan losses, including the amount of charge-offs and recoveries by loan type for the three months ended March 31, 1999 and 1998.

                             Summary of Allowance for Loan Losses
--------------------------------------------------------------------------------

                                                                             March 31,
 (In thousands)                                                        1999             1998
                                                                   ------------     ------------
 Beginning balance                                                       1,170        $   1,125
 Charge-offs:
   Commercial loans                                                          -                -
   Consumer loans                                                           21               41
   Real estate loans                                                         -                -
                                                                   ------------     ------------
    Gross charge-offs                                                       21               41
                                                                   ------------     ------------
 Recoveries:
   Commercial loans                                                         10                -
   Consumer loans                                                            9               15
   Real estate loans                                                        16                -
                                                                   ------------     ------------
    Gross recoveries                                                        35               15
                                                                   ------------     ------------
 Net charge-offs (recoveries)                                              (14)              26
 Provision for loan losses                                                  30               14
                                                                   ------------     ------------
 Ending balance                                                       $  1,214         $  1,113
                                                                   ============     ============

 Percentage of gross loans                                                .89%             .98%
 Ratio of net charge-offs to average loans during the period             (.01)%            .02%
----------------------------------------------------------------------------------------------


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

The following table summarizes non-performing assets by type at March 31, 1999 and 1998. Other than the amounts listed, there were no other loans that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                       Schedule of Non-Performing Assets
------------------------------------------------------------------------------------------------

  (In thousands)                                                              March 31,
                                                                        1999           1998
                                                                     ------------   ------------
  Nonaccrual loans                                                       $   458        $   159
  Loans past due 90 days or more and still accruing                           15              7
  Other real estate owned, net                                                85             85
  Renegotiated troubled debt                                                   -              -
                                                                     ------------   ------------
    Total non-performing assets                                          $   558         $  251
                                                                     ============   ============
  Non-performing assets as a percentage of gross loans                      .41%           .22%
----------------------------------------------------------------------------------------------


NONINTEREST INCOME AND EXPENSE

Income from service charges and fees produced earnings of $401 and $348 thousand for the first quarters of 1999 and 1998, respectively, an increase of 15.2%. Other income during the quarter increased by $11 thousand.

For this same period, noninterest expenses increased by $158 thousand or 10.6%. Salaries and benefits, the largest component of noninterest expense, increased by $142 thousand. Personnel costs increased due to additional staff to support the Company's growth, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $16 thousand when comparing results of the first quarter of 1999 to the same period in 1998.


INCOME TAX EXPENSE

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1999 totaled $153 thousand, an effective tax rate of 30.5% of pretax income compared to $140 thousand in 1998, which reflected an effective rate of 30.6%.


FINANCIAL CONDITION AND CAPITAL RATIOS

As of March 31, 1999 total assets were $167.6 million, an improvement of 13.4% over March 31, 1998. The Company has experienced steady growth in loans which increased from $113.4 million at March 31, 1998 to $135.1 million on March 31, 1999, reflecting growth of 19.2%. Asset quality remains good as evidenced by past due loan percentages, loan loss experience and management's rating of the loan portfolio.

Shareholders' equity increased from $15.7 million at December 31, 1998 to $16.9 million at March 31, 1999, principally due to net income of $349 thousand and transactions relating to common stock subscriptions received during the period.

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


                                      Regulatory Capital
-------------------------------------------------------------------------------------------------------

                                                March 31, 1999                  March 31, 1998

                                          ------------    ------------     ------------    ------------
                                            Amount          Percent          Amount          Percent
                                          ------------    ------------     ------------    ------------

  Total capital to risk weighted assets
       Consolidated                         $  17,359        15.01%        $  13,691          13.86%
       Bank                                    14,486        12.66%           13,521          13.74%
  Tier 1 capital to risk weighted assets
       Consolidated                            16,145        13.96%           12,578          12.73%
       Bank                                    13,272        11.60%           12,408          12.61%
  Tier 1 capital  to  average   assets
    (leverage)
       Consolidated                            16,145         9.75%           12,578           8.63%
       Bank                                    13,272         8.04%           12,408           8.51%

------------------------------------------------------------------------------------------------------


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

The Company has multiple funding sources that can be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with correspondent banks aggregating $15.5 million at March 31, 1999 and the ability to borrow up to $30.0 million from the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase and issue of commercial paper. Total debt from these sources aggregated $12.1 million at March 31, 1999, compared to $15.4 million at March 31, 1998.

Management is not aware of any events that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.


MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk primarily stems from interest rate risk, the potential economic loss due to future changes in interest rates, which is inherent in lending and deposit gathering activities. The Company's objective is to manage the mix of interest-sensitive assets and liabilities to moderate interest rate risk and stabilize the net interest margin while enhancing profitability.

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

Interest rate risk management and liquidity management are both a part of the Company's asset/liability management process. The primary oversight of asset/liability management rests with the Company's Asset Liability Management Committee (ALCO), comprised of members of executive and senior management of the Company and the Bank. This Committee meets on a regular basis to review asset liability management activities, and monitor market changes in interest rates and assist with pricing loans and deposit products, consistent with funding source needs and asset growth projections. The ALCO Committee reports to the Board of Directors.


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


YEAR 2000 COMPLIANCE

The The "Year 2000" issue confronting the Company and its customers, suppliers, customers' suppliers and competitors centers on the potential inability of computer systems to recognize the Year 2000. If not adequately addressed, the Year 2000 matter could result in a significant adverse impact on products, services and the competitive condition of the Company.

Financial institution regulators have recently increased their focus on Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

In order to address the Year 2000 issue and to minimize its potential adverse impact, the Company has undertaken a substantial multi-phased effort to identify areas that will be affected by the Year 2000, assess their potential impact on operations, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. The plan is divided into the five phases: (1) awareness, (2) assessment, (3) renovations,
(4) validation, and (5) implementation.

The Company has substantially completed the first four phases of the plan and has made significant progress in the final phase. The Company outsources its item and data processing operations to a service provider that is jointly owned with another bank; therefore, Year 2000 compliance is also being closely coordinated with that of the service provider. Prior to June 30, 1999, the Company will have in place a Detailed Contingency Plan should any business disruption occur due to circumstances beyond its control.

Further, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either or indirectly relies will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods.

The Company's management believes that all of its systems will be verified Year 2000 compliant. The Company estimates that it will incur Year 2000 compliance costs of approximately $75,000, all of which will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.



                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits - Exhibit 27 - Financial Data Schedule

          b.   Reports on Form 8-K
             There were no reports on Form 8-K filed with the Securities and Exchange Commission during the first quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.






                                     UWHARRIE CAPITAL CORP
                                         (Registrant)



Date   April 30, 1999               By:
       -------------------             ------------------------------------
                                       Roger L. Dick
                                       President and Chief Executive Officer



                                       ------------------------------------
                                        Barbara S. Williams
                                        Senior Vice President-Finance