Form 10QSB
period 1999-06-30
UWHARRIE CAPITAL CORP
filed 1999-08-12
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

Title of Each Class                               Outstanding at July 19, 1999
Common stock, par value $1.25 per share           5,406,266 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes        No   X

                     UWHARRIE CAPITAL CORP AND SUBSIDIARY

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                            PAGE

PART 1      FINANCIAL INFORMATION


Item 1      Financial Statements

            Consolidated Balance Sheets, June 30, 1999 and 1998 (Unaudited)    3

            Consolidated Statements of Income for the Three Months and the
            Six Months Ended June 30, 1999 and 1998 (Unaudited)                4

            Consolidated Statements of Changes in Shareholders' Equity for the
            Six Months Ended June 30, 1999 and 1998 (Unaudited)                5

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1999 and 1998 (Unaudited)                           6

            Notes to Consolidated Financial Statements (Unaudited)             7


Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9


PART II     OTHER INFORMATION

Item 4      Submission of Matters to Vote of Security Holders                 15

Item 6      Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                    16


EXHIBIT 27  Financial Data Schedule for the Six Months Ended June 30, 1999    17

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(In thousands)

                                                                   June 30,
                                                              1999         1998
                                                           -----------  -----------
ASSETS
Cash and cash equivalents                                     $ 4,905      $ 4,506
Securities available for sale:
  U.S. Treasury                                                 2,994        5,971
  U.S. Government agencies and corporations                    20,794       14,939
  State and political subdivisions                              5,112        5,501
  Other securities                                              1,810        1,082
                                                           -----------  -----------
   Total securities                                            30,710       27,493
                                                           -----------  -----------
Federal funds sold                                                  -          925
Loans (Note 2)                                                126,910      117,625
  Less:  Allowance for loan losses                              1,113        1,162
                                                           -----------  -----------
  Loans, net                                                  125,797      116,463
                                                           -----------  -----------
Premises and equipment, net                                     3,214        2,429
Interest receivable                                               933          973
Other assets                                                    2,091        1,212
                                                           ===========  ===========
   Total assets                                              $167,650    $ 154,001
                                                           ===========  ===========

LIABILITIES
Deposits:
  Demand deposits                                            $ 16,833     $ 16,109
  Money market and NOW accounts                                25,278       28,123
  Savings deposits                                             36,424       33,669
  Time deposits $100,000 and over                              18,608       16,898
  Other time deposits                                          34,025       33,176
                                                           -----------  -----------
   Total deposits                                             131,168      127,975
                                                           -----------  -----------
Federal funds purchased                                           175            -
Securities sold under repurchase agreements                     4,289        3,778
Commercial paper                                                1,656        1,339
Other short-term borrowed funds                                 4,500            -
Long-term debt                                                  8,374        6,951
Interest payable                                                  151          146
Other liabilities                                                 574          536
                                                           -----------  -----------
   Total liabilities                                          150,887      140,725
                                                           -----------  -----------

Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares
   authorized; issued and outstanding: 5,425,075 and
   2,294,536 shares, respectively                               6,781        2,868
Additional paid-in capital                                      5,834        5,578
Common stock subscriptions receivable                            (314)           -
Common stock acquired by ESOP                                  (1,200)           -
Undivided profits                                               5,866        4,495
Accumulated other comprehensive income
    Net unrealized gain on securities  available for sale,
      net of related tax effect                                  (204)         335
                                                           -----------  -----------
   Total shareholders' equity                                  16,763       13,276
                                                           ===========  ===========
     Total liabilities and shareholders' equity              $167,650    $ 154,001
                                                           ===========  ===========

See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

(In thousands)                            Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1999         1998        1999        1998
                                         ----------  -----------  ----------  ---------
INTEREST INCOME:
  Interest on loans                        $ 2,714       $2,507     $ 5,460     $4,945
  Interest on securities:
   U.S. Treasury                                47           78          98        152
   U.S. Government agencies and
     corporations                              295          232         501        467
   State and political subdivisions             77           80         157        165
   Other                                        20           19          41         39
  Other interest income                          9           12          22         19
                                         ----------  -----------  ----------  ---------
   Total interest income                     3,162        2,928       6,279      5,787

INTEREST EXPENSE:
  Interest on deposits and borrowed
    funds                                    1,331        1,285       2,680      2,530
                                         ----------  -----------  ----------  ---------

NET INTEREST INCOME                          1,831        1,643       3,599      3,257

Provision for loan losses                       50           51          80         64
                                         ----------  -----------  ----------  ---------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                            1,781        1,592       3,519      3,193
                                         ----------  -----------  ----------  ---------

NONINTEREST INCOME:
  Service charges on deposit accounts          258          236         512        463
  Other service fees and commissions           147          159         294        280
  Other income                                  14           17          25         17
                                         ----------  -----------  ----------  ---------
   Total noninterest income                    419          412         831        760
                                         ----------  -----------  ----------  ---------

NONINTEREST EXPENSE:
  Salaries, wages and employee
    benefits                                   931          804       1,867      1,598
  Occupancy expenses                            70           66         138        141
  Equipment expense                            143          111         270        217
  Data processing                              113          114         225        219
  Other expenses                               409          413         814        824
                                         ----------  -----------  ----------  ---------
   Total noninterest expense                 1,666        1,508       3,314      2,999
                                         ----------  -----------  ----------  ---------

INCOME BEFORE INCOME TAXES                     534          496       1,036        954
Provision for income taxes                     161          157         314        297
                                         ----------  -----------  ----------  ---------

NET INCOME                                  $  373       $  339      $  722     $  657
                                         ==========  ===========  ==========  =========

Net Income Per Common Share
   Basic                                    $  .07       $  .07      $  .14     $  .14
   Assuming dilution                        $  .07       $  .07      $  .14     $  .14
Weighted Average Shares Outstanding
   Basic                                 5,162,559    4,585,406   5,110,077   4,579,144
   Effect of dilutive stock options         35,091       57,584      35,091      57,584
                                         ----------  -----------  ----------  ---------
   Assuming dilution                     5,197,349    4,642,990    5,145,168  4,636,728
                                         ==========  ===========  ==========  =========



See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Six Months Ended June 30, 1999 and 1998 (Unaudited)
-----------------------------------------------------------


                                                       Common                            Accumulated
(In thousands)                     Additional           Stock                                  Other
                           Common     Paid-in   Subscriptions  ESOP Notes   Undivided  Comprehensive
                            Stock     Capital      Receivable  Receivable     Profits         Income    Total
                            -----     -------      ----------  ----------     -------         ------    -----
Balance, January 1, 1998   $ 2,853   $  5,524    $   -         $    -         $  3,838     $   319     $ 12,534

Comprehensive income
     Net income                  -          -        -              -              657          -           657
     Other
      comprehensive income,
      net of tax
          Net  increase
           (decrease) in fair
           value of securities
           available for sale    -          -        -              -               -          16           16
                                                                                                        ---------
     Total comprehensive income                                                                            673
                                                                                                        ---------

Stock options exercised          15        54        -              -               -          -            69

Repurchase of common
  stock                           -         -        -              -               -          -             -
                        -----------------------------------------------------------------------------------------

Balance, June 30, 1998      $ 2,868  $  5,578     $  -         $    -        $  4,495   $    335      $ 13,276
                        =========================================================================================


Balance, January 1, 1999    $ 6,254  $  4,194   $  (257)       $    -        $  5,144   $    363      $ 15,698

Comprehensive income
     Net income                   -         -         -             -             722          -           722
     Other comprehensive
       income, net of tax         -         -         -             -               -          -             -
          Net increase
            (decrease) in
            fair value of
            securities
            available for
            sale                  -         -         -             -               -       (567)         (567)
                                                                                                        ---------
     Total comprehensive
       income                                                                                              155
                                                                                                        ---------

Common stock issued
  pursuant to:
     Sale of common stock       353     1,174      (155)                                                 1,372

     218,181 shares issued
       to ESOP plan             273       927                   (1,200)                                      -

     Stock options
       exercised                 57        71                                                              128

Repurchase of common
  stock                        (156)     (532)                                                            (688)

Collections of
  subscriptions receivable                           98                                                     98

                        -----------------------------------------------------------------------------------------
Balance, June 30, 1999      $ 6,781  $  5,834   $  (314)       $(1,200)      $  5,866   $   (204)     $ 16,763
                        =========================================================================================



See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1999 and 1998

                                                                  (In thousands)
                                                                1999          1998
                                                             ------------  -----------
OPERATING ACTIVITIES
Net income                                                       $   722      $   657
Adjustments to reconcile net income to net cash provided by
operations
  Depreciation                                                       170          139
  Amortization of investment premiums and discounts, net             (12)          20
  Provision for loan losses                                           80           64
  Gain on sale of securities available for sale                       (3)          (1)
  Loss on foreclosed properties                                        -           14
  Changes in assets and liabilities:
   Interest receivable                                                 8          (42)
   Other assets                                                     (455)           3
   Income taxes receivable                                            22          (47)
   Interest payable                                                  (38)         (25)
   Other liabilities                                                  56           15
                                                             ------------  -----------
   Net cash provided by operating activities                         550          797
                                                             ------------  -----------

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                 455            -
Proceeds from maturities of securities available for sale          5,278        2,567
Purchase of securities available for sale                        (13,287)      (6,208)
Net (increase) decrease in federal funds sold                      1,950         (925)
Net (increase) decrease in loans made to customers                 5,254       (3,665)
Purchase of premises and equipment                                  (357)        (224)
Proceeds from sale of foreclosed properties                            -           34
                                                             ------------  -----------
   Net cash used in investing activities                            (707)      (8,421)
                                                             ------------  -----------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                       (8,077)      11,070
Net increase (decrease) in federal funds purchased                   175       (1,400)
Net increase (decrease) in securities sold under repurchase
  agreements                                                         778         (269)
Proceeds from long-term advances from Federal Home Loan Bank       3,000        2,000
Repayment of long-term advances from Federal Home Loan Bank       (1,448)      (2,623)
Net increase (decrease) in commercial paper                          372       (1,223)
Net increase in other short-term borrowed funds                    4,500            -
Proceeds from issuance of common stock                             3,124           69
Net increase in common stock subscribed                             (326)           -
Repurchases of common stock                                         (688)           -
Common stock acquired by ESOP                                     (1,200)           -
                                                              ------------  -----------
   Net cash provided by financing activities                         210        7,624
                                                              ------------  -----------

DECREASE IN CASH AND DUE FROM BANKS                                   53            -
Cash and due from banks at beginning of period                     4,852        4,506
                                                              ------------  -----------
Cash and due from banks at end of period                        $  4,905     $  4,506
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

NOTE 2  -  LOANS

Loans outstanding at period end:
                                                                June 30,
 (In thousands)                                           1999         1998
                                                       -----------   ----------
 Real estate loans                                       $ 95,828     $ 89,376
 Commercial and industrial                                 19,689       17,190
 Loans to individuals for household, family and other
   consumer expenditures                                   11,833       10,987
 All other loans                                               60           72
                                                       ===========   ==========
    Total                                               $ 126,910    $ 117,625
                                                       ===========   ==========


NOTE 3  -  PER SHARE DATA

On July 21, 1998, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% dividend, whereby all shareholders received an additional share of common stock for each share of stock currently held. The dividend was paid on August 20, 1998 to shareholders of record on August 4, 1998. On September 21, 1998, the Company's Board of Directors approved a new common stock offering at a price of $5.50 per share pursuant to nontransferable subscription rights to shareholders of the Company as of August 28, 1998 for the first 30 days of the offering. Any remaining shares were offered to the public at the same price. A total of 870,493 shares were issued pursuant to the stock offering as of June 30, 1999. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend and the new common stock offering.


NOTE 4  -  COMMITMENTS AND CONTINGENCIES

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

The Bank's risk of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 1999, outstanding financial instruments whose contract amounts represent credit risk were approximately:

                Commitments to extend credit          $ 18,099,000
                Credit card commitments                  4,312,000
                Standby letters of credit                  711,000
                                                      ------------
                                                      $ 23,122,000
                                                      ============

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

EARNINGS

The second quarter of 1999 reflected good operating results with net income of $373 thousand, an increase of 10.0% when compared to the second quarter of 1998. This improvement can be primarily attributed to an increase in net interest income due to growth in the loan portfolio and a relatively stable net interest margin.

Results for this three-month period reflect net earnings $.07 per share, after giving effect to the two-for-one stock split declared by the Board of Directors on July 21, 1998 and the new common stock issued as a result of the stock offering. This compares to income of $339 thousand or $.07, as restated, for the same period in 1998. The increase of $34 thousand was generated from an improvement of $188 thousand from net interest income offset mainly by an increase of $158 thousand in non-interest expense.

NET INTEREST INCOME

Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. It is the amount by which interest generated by earnings assets exceeds the cost of funds supporting them.

The two primary earning assets are loans and investment securities. Income generated from these assets is a function of their quality, growth and yield. Growth reflected in earning assets was primarily the result of demand for quality loans as average loans increased by $18.9 million or 16.6% when comparing the first six months of 1999 to the same period in 1998. Average investment securities decreased $1.2 million or 4.7%. Interest income grew by $492 thousand, representing an increase of 8.5% when comparing these periods.

The cost of funding sources, primarily deposits and other borrowings, increased $150 thousand or 5.9% for the six months ended June 30, 1999 due to an increased volume of average interest-bearing liabilities of $14.0 million. The average rate paid on interest-bearing liabilities decreased from 4.24% in 1998 to 4.03% in 1999. Interest-bearing deposits as a percent of total interest-bearing liabilities was 90.1% at June 30, 1999 compared to 88.8% at June 30, 1998.

Net interest income increased $342 thousand or 10.5% when comparing the six month periods presented, attributable to an increased volume of interest earning assets. The net interest margin decreased from 4.77% in the first six months of 1998 to 4.66% in the current period.

The following tables present average balance sheets and a net interest income analysis for the six months ended June 30, 1999 and 1998.

                 Average Balance Sheet and Net Interest Income Analysis
                           For the Six Months Ended June 30,
----------------------------------------------------------------------------------------

                              Average Level       Income/Expense         Rate/Yield
($ in thousands)             1999       1998      1999       1998      1999       1998
                           --------  ---------  --------  ---------  --------  ---------
Interest-earning assets:
Loans  (1)                $133,118   $114,231   $ 5,460    $ 4,945     8.27%      8.73%
Taxable securities          20,034     21,025       640        657     6.44%      6.30%
Nontaxable securities (2)    5,407      5,662       157        166     9.01%      9.10%
Other  (3)                     957        473        22         19     4.74%      8.00%
                           --------  ---------  --------  ---------  --------  ---------
   Total interest-earning
     assets                159,516    141,391     6,279      5,787     8.05%      8.38%
                           --------  ---------  --------  ---------  --------  ---------

Interest-bearing
  liabilities:
Interest-bearing
  deposits                 120,940    106,816     2,351      2,157     3.92%      4.07%
Short-term borrowings        6,813      7,728       130        191     3.85%      4.99%
Long-term borrowings         6,508      5,702       199        182     6.17%      6.42%
                           --------  ---------  --------  ---------  --------  ---------
   Total interest-bearing
     liabilities           134,262    120,246     2,680      2,530     4.03%      4.24%
                           --------  ---------  --------  ---------  --------  ---------

   Net interest spread     $25,254   $ 21,145   $ 3,599     $3,257     4.02%      4.14%
                           ========  =========  ========  =========  ========  =========

     Net interest
       margin  (2)
       (% of earning
         assets)                                                       4.66%      4.77%
                                                                     ========  =========

(1) Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.

(2) Yields related to securities exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.

(3) Includes federal funds sold and due from banks, interest-bearing.

------------------------------------------------------------------------------


ASSET QUALITY

Management considers the Company's asset quality to be of primary importance. The loan portfolio is analyzed periodically in an effort to identify potential problems before they actually occur. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. The Company uses a rating method to determine an adequate level of provision for loan losses which additionally provides early detection of problem loans. This identification process begins with management's assessment of credit reviews, payment histories of borrowers, loan-to-value ratio, and identified weakness in the credit. The loans are graded and management establishes a standard percentage reserve for each rating. Included in the calculation are loans previously identified by examiners as loss, doubtful or substandard. The Company's allowance for loan losses is analyzed quarterly by management.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. During the six-month period ended June 30, 1999, a total of $80 thousand in loan loss provision expense was recognized, compared to $64 thousand for this period in 1998. Charge-offs, net of recoveries, for the six months ended June 30, 1999 totaled $137 thousand, reflecting a ratio to average loans of .10%.

The following table contains a summary of the allowance for loan losses, including the amount of charge-offs and recoveries by loan type for the six months ended June 30, 1999 and 1998.


                     Summary of Allowance for Loan Losses
------------------------------------------------------------------------------
                                                                June 30,
 (In thousands)                                           1999          1998
                                                       -----------   -----------
 Beginning balance                                      $   1,170     $   1,125
 Charge-offs:
   Commercial loans                                             -             -
   Consumer loans                                              32            49
   Real estate loans                                          151             6
                                                       -----------   -----------
    Gross charge-offs                                         183            55
                                                       -----------   -----------
 Recoveries:
   Commercial loans                                            16             -
   Consumer loans                                              14            28
   Real estate loans                                           16             -
                                                       -----------   -----------
    Gross recoveries                                           46            28
                                                       -----------   -----------

 Net charge-offs (recoveries)                                 137            27

 Provision for loan losses                                     80            64
                                                       -----------   -----------
 Ending balance                                          $  1,113      $  1,162
                                                       ===========   ===========

 Percentage of gross loans                                   .88%          .99%
 Ratio of net charge-offs to average loans during the
   period                                                    .10%          .02%

------------------------------------------------------------------------------


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

The following table summarizes non-performing assets by type at June 30, 1999 and 1998. Other than the amounts listed, there were no other loans that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

------------------------------------------------------------------------------
                      Schedule of Non-Performing Assets
------------------------------------------------------------------------------

  (In thousands)                                                June 30,
                                                           1999         1998
                                                        -----------  -----------
  Nonaccrual loans                                         $   305      $   222
  Loans past due 90 days or more and still accruing             17          106
  Other real estate owned, net                                  85           85
  Renegotiated troubled debt                                     -            -
                                                        -----------  -----------
    Total non-performing assets                            $   407       $  413
                                                        ===========  ===========

  Non-performing assets as a percentage of gross loans        .32%         .35%

------------------------------------------------------------------------------


NONINTEREST INCOME AND EXPENSE

Income from service charges and fees produced earnings of $405 and $395 thousand for the second quarters of 1999 and 1998, respectively, an increase of 2.5%. Other income was relatively stable compared to prior second quarter.

For this same period, noninterest expenses increased by $158 thousand or 10.5%. Salaries and benefits, the largest component of noninterest expense, increased by $127 thousand. Personnel costs increased due to additional staff to support the Company's growth, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $31 thousand when comparing results of the second quarter of 1999 to the same period in 1998.


INCOME TAX EXPENSE

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1999 totaled $314 thousand, an effective tax rate of 30.3% of pretax income compared to $297 thousand in 1998, which reflected an effective rate of 31.1%.


FINANCIAL CONDITION AND CAPITAL RATIOS

As of June 30, 1999 total assets were $167.7 million, an improvement of 8.9% over June 30, 1998. The Company has experienced steady growth in loans which increased from $117.6 million at June 30, 1998 to $126.9 million on June 30, 1999, reflecting growth of 7.9%. Asset quality remains good as evidenced by past due loan percentages, loan loss experience and management's rating of the loan portfolio.

Shareholders' equity increased from $15.7 million at December 31, 1998 to $16.8 million at June 30, 1999, principally due to net income of $722 thousand and transactions relating to common stock subscriptions received during the period.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with those guidelines. Both the Company and the Bank have maintained capital levels exceeding minimum levels for "well capitalized" banks and bank holding companies, as reflected in the following table.

                                 Regulatory Capital
--------------------------------------------------------------------------------------

                                        June 30, 1999             June 30, 1998

                                  -----------   -----------   -----------   ----------
                                    Amount       Percent        Amount       Percent
                                  -----------   -----------   -----------   ----------
  Total capital to risk weighted
    assets
       Consolidated                $  18,080        16.24%     $  14,103       13.93%
       Bank                           15,230        13.83%        13,910       13.78%
  Tier 1 capital to risk
    weighted assets
       Consolidated                   16,967        15.24%        12,941       12.78%
       Bank                           14,117        12.82%        12,748       12.63%
  Tier 1 capital to average
    assets (leverage)
       Consolidated                   16,967         9.95%        12,941        8.57%
       Bank                           14,117         8.28%        12,748        8.45%

--------------------------------------------------------------------------------------


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

The Company has multiple funding sources that can be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with correspondent banks aggregating $15.5 million at June 30, 1999 and the ability to borrow up to $30.0 million from the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase and issue of commercial paper. Total debt from these sources aggregated $19.0 million at June 30, 1999, compared to $12.1 million at June 30, 1998.

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

Financial institution regulators continue their focus on Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

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

The Company has substantially completed all five phases of the plan. Efforts during the third and fourth quarters of 1999 will primarily be concentrated on testing the contingency plan, monitoring liquidity and cash reserves, customer relations and employee training. As of June 30, 1999, the Company has in place a Detailed Contingency Plan should any business disruption occur due to circumstances beyond its control.

Subsequent to validation and testing, the Company's management believes all of its systems are Year 2000 compliant. The Company has also undertaken efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. However, there can be no guarantee that the systems of other entities on which the Company either or indirectly relies will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods.

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



                         PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        The Company's annual meeting of shareholders was held on Tuesday, April 27, 1999 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated March 30, 1999, (1) to elect six directors of the Company, (2) to amend the Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 6,000,000 to 20,000,000, (3) to amend the Employee Stock Option Plan to increase the number of shares available for grant, and (4) to ratify the appointment of the Company's independent public accountants for 1999, were approved by the shareholders as proposed. There were no other matters submitted for vote of the shareholders at this meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits - Exhibit 27 - Financial Data Schedule

        b. Reports on Form 8-K

           FORM 8-K dated March 31, 1999 was filed with the Securities and Exchange Commission on May 7, 1999 to report the completion of its stock offering which resulted in the sale of 870,493 shares of the Registrant's common stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.




                             UWHARRIE CAPITAL CORP
                                 (Registrant)





Date   July 23, 1999                   By:
      -------------------                  -------------------------------------
                                           Roger L. Dick
                                           President and Chief Executive Officer




                                           -------------------------------------
                                           Barbara S. Williams
                                           Senior Vice President-Finance