Form 10QSB
period 1999-09-30
UWHARRIE CAPITAL CORP
filed 1999-11-12
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                           Outstanding at October 31, 1999
-------------------                           -------------------------------
Common stock, par value $1.25 per share       5,391,993 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes  [ ]         No  [X]

                      UWHARRIE CAPITAL CORP AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                         PAGE

PART 1            FINANCIAL INFORMATION


Item 1            Financial Statements

                  Consolidated Balance Sheets, September 30, 1999 and 1998 (Unaudited)    3

                  Consolidated Statements of Income for the Three Months and the
                  Nine Months Ended September 30, 1999 and 1998 (Unaudited)               4

                  Consolidated Statements of Changes in Shareholders' Equity for the
                  Nine Months Ended September 30, 1999 and 1998 (Unaudited)               5

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1999 and 1998 (Unaudited)                           6

                  Notes to Consolidated Financial Statements (Unaudited)                  7


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               9


PART II           OTHER INFORMATION

Item 4            Submission of Matters to Vote of Security Holders                      15

Item 6            Exhibits and Reports on Form 8-K                                       15


SIGNATURES                                                                               16


EXHIBIT 27        Financial Data Schedule for the Nine Months Ended September 30, 1999   17

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS            UWHARRIE CAPITAL CORP AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------
(In thousands)
                                                                                          September 30,
                                                                                        1999         1998
                                                                                      ---------    ---------
ASSETS
Cash and cash equivalents                                                             $   3,962    $   4,251
Securities available for sale:
   U.S. Treasury                                                                          1,993        6,010
   U.S. Government agencies and corporations                                             19,940       13,011
   State and political subdivisions                                                       5,353        5,535
   Other securities                                                                       2,075        1,082
                                                                                      ---------    ---------
     Total securities                                                                    29,361       25,638
                                                                                      ---------    ---------
Federal funds sold                                                                           --        1,425
Loans (Note 2)                                                                          138,792      119,317
   Less:  Allowance for loan losses                                                         964        1,184
                                                                                      ---------    ---------
   Loans, net                                                                           137,828      118,133
                                                                                      ---------    ---------
Premises and equipment, net                                                               3,580        2,828
Interest receivable                                                                       1,074          978
Other assets                                                                              2,183        1,469
                                                                                      =========    =========
     Total assets                                                                     $ 177,988    $ 154,722
                                                                                      =========    =========
LIABILITIES
Deposits:
   Demand deposits                                                                    $  15,616    $  15,389
   Money market and NOW accounts                                                         32,989       27,156
   Savings deposits                                                                      35,340       34,804
   Time deposits $100,000 and over                                                       17,122       17,410
   Other time deposits                                                                   32,756       33,578
                                                                                      ---------    ---------
     Total deposits                                                                     133,823      128,337
                                                                                      ---------    ---------
Federal funds purchased                                                                   1,600           --
Securities sold under repurchase agreements                                               3,287        3,068
Commercial paper                                                                          1,947        1,523
Other short-term borrowed funds                                                           1,200           --
Long-term debt                                                                           18,275        6,847
Interest payable                                                                            190          152
Other liabilities                                                                           660          705
                                                                                      ---------    ---------
     Total liabilities                                                                  160,982      140,632
                                                                                      ---------    ---------
Off balance sheet items, commitments and contingencies (Note 4)
SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; issued and outstanding: and 4,589,492 shares, respectively; 5,400,632 stock subscribed
    72,611 shares at September 30, 1998                                                   6,751        5,828
Additional paid-in capital                                                                5,725        3,019
Common stock subscriptions receivable                                                      (258)          --
Common stock acquired by ESOP                                                            (1,200)          --
Undivided profits                                                                         6,239        4,818
Accumulated other comprehensive income
    Net unrealized gain on securities available for sale, net of related tax effect        (251)         425
                                                                                      ---------    ---------
     Total shareholders' equity                                                          17,006       14,090
                                                                                      =========    =========
       Total liabilities and shareholders' equity                                     $ 177,988    $ 154,722
                                                                                      =========    =========

See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

(In thousands)                                      Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                   1999           1998          1999           1998
                                                -----------    -----------   -----------    -----------
INTEREST INCOME:
  Interest on loans                             $     2,840    $     2,549   $     8,300    $     7,494
  Interest on securities:
    U.S. Treasury                                        29             88           127            240
    U.S. Government agencies and corporations           337            230           838            697
    State and political subdivisions                     78             80           235            245
    Other                                                32             19            73             58
  Other interest income                                  11             60            33             79
                                                -----------    -----------   -----------    -----------
    Total interest income                             3,327          3,026         9,606          8,813

INTEREST EXPENSE:
  Interest on deposits and borrowed funds             1,460          1,320         4,140          3,850
                                                -----------    -----------   -----------    -----------

NET INTEREST INCOME                                   1,867          1,706         5,466          4,963

Provision for loan losses                                --             23            80             87
                                                -----------    -----------   -----------    -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                     1,867          1,683         5,386          4,876
                                                -----------    -----------   -----------    -----------
NONINTEREST INCOME:
  Service charges on deposit accounts                   274            237           786            700
  Other service fees and commissions                    199            114           493            394
  Other income(loss)                                    (56)            17           (31)            34
                                                -----------    -----------   -----------    -----------
    Total noninterest income                            417            368         1,248          1,128
                                                -----------    -----------   -----------    -----------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                 944            845         2,811          2,443
  Occupancy expenses                                     71             73           209            214
  Equipment expense                                     143            120           413            337
  Data processing                                       121            121           346            340
  Other expenses                                        462            420         1,276          1,244
                                                -----------    -----------   -----------    -----------
    Total noninterest expense                         1,741          1,579         5,055          4,578
                                                -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAXES                              543            472         1,579          1,426
Provision for income taxes                              170            149           484            446
                                                -----------    -----------   -----------    -----------

NET INCOME                                      $       373    $       323   $     1,095    $       980
                                                ===========    ===========   ===========    ===========
Net Income Per Common Share
   Basic                                        $       .07    $       .07   $       .21    $       .21
   Assuming dilution                            $       .07    $       .07   $       .21    $       .21
Weighted Average Shares Outstanding
   Basic                                          5,133,210      4,592,509     5,096,567      4,581,971
   Effect of dilutive stock options                 134,503        165,093        77,752        162,245
                                                -----------    -----------   -----------    -----------
   Assuming dilution                              5,267,713      4,757,602     5,174,319      4,744,216
                                                ===========    ===========   ===========    ===========

See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For The Nine Months Ended September 30, 1999 and 1998 (Unaudited)
-----------------------------------------------------------------

                                                                                                       Accumulated
(In thousands)                                       Additional  Common Stock                             Other
                                           Common      Paid-in  Subscriptions  ESOP Notes  Undivided  Comprehensive
                                            Stock      Capital    Receivable   Receivable   Profits       Income        Total
                                            -----      -------    ----------   --------     -------       ------        -----
Balance, January 1, 1998                  $  2,853     $  5,524    $     --    $     --    $  3,838       $    319    $ 12,534
Comprehensive income
     Net income                                 --           --          --          --         980             --         980
     Other comprehensive income,
          net of tax
          Net increase (decrease)
            in fair value of
            securities available
            for sale                            --           --          --          --          --            106         106
                                                                                                                      --------
     Total comprehensive income                                                                                          1,086
                                                                                                                      --------

Stock options exercised                         16           55          --          --          --             --          71

Subscriptions  received  for 72,611             91          308                                                            399
shares

Two  for  one  split (100% stock             2,868       (2,868)                                                            --
dividend)

Repurchase of common stock                      --           --          --          --          --             --          --
                                          ------------------------------------------------------------------------------------
Balance,  September 30, 1998              $  5,828     $  3,019    $     --    $     --    $  4,818       $    425    $ 14,090
                                          ====================================================================================

Balance, January 1, 1999                  $  6,254     $  4,194    $   (257)   $     --    $  5,144       $    363    $ 15,698

Comprehensive income
     Net income                                 --           --          --          --       1,095             --       1,095
     Other comprehensive income,
          net of tax                            --           --          --          --          --             --          --
          Net increase (decrease)
            in fair value of
            securities available
            for sale                            --           --          --          --          --           (614)       (614)
                                                                                                                      --------
     Total comprehensive income                                                                                            481
                                                                                                                      --------
Common stock issued pursuant to:
     Sale of common stock                      353        1,174        (155)                                             1,372

     218,181 shares issued to ESOP plan        273          927                  (1,200)                                    --

     Stock options exercised                    59           72                                                            131

Repurchase of common stock                    (188)        (642)                                                          (830)

Collections of subscriptions receivable                                 154                                                154
                                          ------------------------------------------------------------------------------------
Balance, September 30, 1999               $  6,751     $  5,725    $   (258)   $ (1,200)   $  6,239       $   (251)   $ 17,006
                                          ====================================================================================

See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998

                                                                            (In thousands)
                                                                           1999        1998
                                                                         --------    --------
OPERATING ACTIVITIES
Net income                                                               $  1,095    $    980
Adjustments to reconcile net income to net cash provided by operations
  Depreciation                                                                254         212
  Amortization of investment premiums and discounts, net                      (13)         12
  Provision for loan losses                                                    80          87
  Deferred income tax benefit                                                  --         (26)
   Gain on sale of mortgage loans                                              --         (13)
   (Gain) loss on sale of securities available for sale                        (3)          8
   Loss on foreclosed properties                                               --          14
  Changes in assets and liabilities:
    Interest receivable                                                      (133)        (48)
    Other assets                                                             (495)       (301)
    Interest payable                                                           --         (19)
    Other liabilities                                                         145         152
                                                                         --------    --------
    Net cash provided by operating activities                                 930       1,058
                                                                         --------    --------

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                          455       1,258
Proceeds from maturities of securities available for sale                   7,095       3,312
Purchase of securities available for sale                                 (13,830)     (6,208)
Net (increase) decrease in federal funds sold                               1,950      (1,425)
Net increase in loans made to customers                                    (6,777)     (5,346)
Purchase of premises and equipment                                           (808)       (696)
Proceeds from sale of foreclosed properties                                    --          34
                                                                         --------    --------
    Net cash used in investing activities                                 (11,915)     (9,071)
                                                                         --------    --------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                (5,423)     11,431
Net increase (decrease) in federal funds purchased                          1,600      (1,400)
Net decrease in securities sold under repurchase agreements                  (223)       (979)
Proceeds from long-term advances from Federal Home Loan Bank               13,025       2,050
Repayment of long-term advances from Federal Home Loan Bank                (1,572)     (2,772)
Net increase (decrease) in commercial paper                                   663      (1,042)
Net increase in other short-term borrowed funds                             1,197          --
Proceeds from issuance of common stock                                      3,158          71
Net increase in common stock subscribed                                      (270)         --
Proceeds from common stock subscribed                                          --         399
Repurchases of common stock                                                  (860)         --
Common stock acquired by ESOP                                              (1,200)         --
                                                                         --------    --------
    Net cash provided by financing activities                              10,095       7,758
                                                                         --------    --------

DECREASE IN CASH AND DUE FROM BANKS                                          (890)       (255)
Cash and due from banks at beginning of period                              4,852       4,506
                                                                         --------    --------
Cash and due from banks at end of period                                 $  3,962    $  4,251
                                                                         ========    ========

See Notes to Consolidated Financial Statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  -  ACCOUNTING POLICIES

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the "Company"), it's Subsidiaries, Bank of Stanly ("the Bank"), Strategic Investment Advisors, Inc., the Company's 100% investment in Uwharrie Loan Pool 1, LLC and the Bank's subsidiaries. Bank of Stanly consolidates the Strategic Alliance Corporation and BOS Agency, Inc. each of which are wholly-owned by the Bank.

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

NOTE 2  -  LOANS

Loans outstanding at period end:
                                                          September 30,
(In thousands)                                          1999       1998
                                                      --------   --------
Real estate loans                                     $102,025   $ 92,262
Commercial and industrial                               23,502     15,177
Loans to individuals for household, family and other
  consumer expenditures                                 13,243     11,767
All other loans                                             22        111
                                                      --------   --------
    Total                                             $138,792   $119,317
                                                      ========   ========

NOTE 3- PER SHARE DATA

On July 21, 1998, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% dividend, whereby all shareholders received an additional share of common stock for each share of stock currently held. The dividend was paid on August 20, 1998 to shareholders of record on August 4, 1998. On September 21, 1998, the Company's Board of Directors approved a new common stock offering at a price of $5.50 per share pursuant to nontransferable subscription rights to shareholders of the Company as of August 28, 1998 for the first 30 days of the offering. Any remaining shares were offered to the public at the same price. A total of 870,493 shares were issued pursuant to the stock offering. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend and the new common stock offering.


NOTE 4- COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk

The bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The Bank's risk of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 1999, outstanding financial instruments whose contract amounts represent credit risk were approximately:


            Commitments to extend credit                $ 18,412,405
            Credit card commitments                        4,659,091
            Standby letters of credit                      1,197,008
                                                        ------------
                                                        $ 24,268,504
                                                        ============

Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

Financial instruments with concentration of credit risk
The Bank makes commercial, agricultural, real estate mortgage, home equity and consumer loans primarily in Stanly County. A substantial portion of the Bank's customers' abilities to honor their contracts is dependent on the business economy in Albemarle, North Carolina and surrounding areas. Although the Bank's loan portfolio is diversified, there is a concentration of mortgage loans in the portfolio. The Bank's policies for real estate lending require collateralization with 20% equity or that the loan be underwritten to conform to FannieMae guidelines that would allow securitization and/or sale of the loans. Lending policy for all loans requires that they be supported by sufficient cash flows. Credit losses related to this real estate concentration are consistent with credit losses experienced in the portfolio as a whole.

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


EARNINGS

The third quarter of 1999 reflected good operating results with net income of $373 thousand, an increase of 15.5% when compared to the third quarter of 1998. This improvement can be primarily attributed to an increase in net interest income due to growth in the loan portfolio and a relatively stable net interest margin.

Results for this three-month period reflect net earnings $.07 per share, after giving effect to the two-for-one stock split declared by the Board of Directors on July 21, 1998 and the new common stock issued as a result of the stock offering. This compares to income of $323 thousand or $.07, as restated, for the same period in 1998. The increase of $50 thousand was generated from an improvement of $161 thousand from net interest income and an increase in noninterest income of $49 thousand offset mainly by an increase of $162 thousand in noninterest expense.


NET INTEREST INCOME

Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. It is the amount by which interest generated by earnings assets exceeds the cost of funds supporting them.

The two primary earning assets are loans and investment securities. Income generated from these assets is a function of their quality, growth and yield. Growth reflected in earning assets was primarily the result of demand for quality loans as average loans increased by $21.0 million or 18.3% when comparing the first nine months of 1999 to the same period in 1998. Average investment securities were relatively stable. Interest income grew by $793 thousand, representing an increase of 9.0% when comparing these periods.

The cost of funding sources, primarily deposits and other borrowings, increased $290 thousand or 7.5% for the nine months ended September 30, 1999 due to an increased volume of average interest-bearing liabilities of $20.4 million.

The average rate paid on interest-bearing liabilities decreased from 4.18% in 1998 to 4.11% in 1999. Interest-bearing deposits, as a percent of total interest-bearing liabilities was 88.5% at September 30, 1999 compared to 89.5% at September 30, 1998.

Net interest income increased $503 thousand or 10.1% when comparing the nine month periods presented, attributable to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, decreased from 4.81% in the first nine months of 1998 to 4.73% in the current period.

The following tables present average balance sheets and a net interest income analysis for the nine months ended September 30, 1999 and 1998.

             Average Balance Sheet and Net Interest Income Analysis
                     For the Nine Months Ended September 30,
--------------------------------------------------------------------------------

                                               Average Level                  Income/Expense                 Rate/Yield
($ in thousands)                           1999           1998           1999           1998            1999           1998
                                        -----------    -----------    -----------    ------------    -----------    -----------
Interest-earning assets:
Loans  (1)                               $ 129,428      $ 112,111        $ 8,187         $ 7,382          8.46%          8.80%
Nontaxable loans (2)                         2,790          2,811            113             112          8.33%          8.20%
Taxable securities                          21,469         21,087          1,038             995          6.46%          6.31%
Nontaxable securities (2)                    5,352          5,609            235             245          9.03%          8.98%
Other  (3)                                     800          1,677             33              79          5.51%          6.30%
                                        -----------    -----------    -----------    ------------    -----------    -----------
    Total interest-earning assets          159,839        143,295          9,606           8,813          8.19%          8.40%
                                        -----------    -----------    -----------    ------------    -----------    -----------
Interest-bearing liabilities:
Interest-bearing deposits                  119,221        110,230          3,451           3,314          3.87%          4.02%
Short-term borrowings                        8,357          6,886            361             245          5.78%          4.76%
Long-term borrowings                         7,165          6,111            328             291          6.12%          6.37%
                                        -----------    -----------    -----------    ------------    -----------    -----------
    Total interest-bearing
    liabilities                            134,743        123,227          4,140           3,850          4.11%          4.18%
                                        -----------    -----------    -----------    ------------    -----------    -----------

    Net interest spread                    $25,096       $ 20,068        $ 5,466          $4,963          4.08%          4.22%
                                        ===========    ===========    ===========    ============    ===========    ===========
     Net interest margin  (2)
       (% of earning assets)                                                                              4.73%          4.81%
                                                                                                     ===========    ===========

(1) Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2) Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)  Includes federal funds sold and due from banks, interest-bearing.

--------------------------------------------------------------------------------

ASSET QUALITY

Management considers the Company's asset quality to be of primary importance. The loan portfolio is analyzed periodically in an effort to identify potential problems before they actually occur. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. The Company uses a rating method to determine an adequate level of provision for loan losses, which additionally provides early detection of problem loans. This identification process begins with management's assessment of credit reviews, payment histories of borrowers, loan-to-value ratio, and identified weakness in the credit. The loans are graded and management establishes a standard percentage reserve for each rating. Included in the calculation are loans previously identified by examiners as loss, doubtful or substandard. The Company's allowance for loan losses is analyzed quarterly by management.

The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. During the nine-month period ended September 30, 1999, a total of $80 thousand in loan loss provision expense was recognized, compared to $87 thousand for this period in 1998. Charge-offs, net of recoveries, for the nine months ended September 30, 1999 totaled $286 thousand, reflecting a ratio to average loans of
 .21%.

The following table contains a summary of the allowance for loan losses, including the amount of charge-offs and recoveries by loan type for the nine months ended September 30, 1999 and 1998.

                      Summary of Allowance for Loan Losses
--------------------------------------------------------------------------------

                                                                          September 30,
  (In thousands)                                                   1999                 1998
                                                               --------------      ---------------
  Beginning balance                                                $   1,170            $   1,125
  Charge-offs:
    Commercial loans                                                     137                    -
    Consumer loans                                                        51                   58
    Real estate loans                                                    151                    6
                                                               --------------      ---------------
      Gross charge-offs                                                  339                   64
                                                               --------------      ---------------
  Recoveries:
    Commercial loans                                                      16                    -
    Consumer loans                                                        21                   36
    Real estate loans                                                     16                    -
                                                               --------------      ---------------
      Gross recoveries                                                    53                   36
                                                               --------------      ---------------

  Net charge-offs (recoveries)                                           286                   28

  Provision for loan losses                                               80                   87
                                                               --------------      ---------------
  Ending balance                                                     $   964             $  1,184
                                                               ==============      ===============

  Percentage of gross loans                                             .69%                 .99%
  Ratio of net charge-offs to average loans during the period           .21%                 .02%

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

While non-performing assets represent potential losses to the Company, management does not anticipate any aggregate material losses since most loans are believed to be adequately secured. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio. No assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.
                                       11

The following table summarizes non-performing assets by type at September 30, 1999 and 1998. Other than the amounts listed, there were no other loans that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

--------------------------------------------------------------------------------
                        Schedule of Non-Performing Assets

   (In thousands)                                           September 30,
                                                           1999       1998
                                                         --------   --------
   Nonaccrual loans                                      $   557    $   230
   Loans past due 90 days or more and still accruing          33         14
   Other real estate owned, net                               85         85
   Renegotiated troubled debt                                  -          -
                                                         --------   --------
     Total non-performing assets                         $   675     $  329
                                                         ========   ========

   Non-performing assets as a percentage of gross loans     .49%       .28%

--------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSE

Income from service charges and fees produced earnings of $473 and $351 thousand for the third quarters of 1999 and 1998, respectively, an increase of 34.8%. Other income decreased by $39 thousand, compared to the prior third quarter, due primarily to the write down of an investment asset to its expected net realizable value.

For this same period, noninterest expenses increased by $162 thousand or 10.3%. Salaries and benefits, the largest component of noninterest expense, increased by $99 thousand. Personnel costs increased due to additional staff to support the Company's growth, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $63 thousand when comparing results of the third quarter of 1999 to the same period in 1998.

INCOME TAX EXPENSE

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 1999 totaled $484 thousand, an effective tax rate of 30.7% of pretax income compared to $446 thousand in 1998, which reflected an effective rate of 31.3%.

FINANCIAL CONDITION AND CAPITAL RATIOS

As of September 30, 1999 total assets were $178.0 million, an improvement of 15.0% over September 30, 1998. The Company has experienced steady growth in loans which increased from $119.3 million at September 30, 1998 to $138.8 million on September 30, 1999, reflecting growth of 16.3%. Asset quality remains good as evidenced by past due loan percentages, loan loss experience and management's rating of the loan portfolio.

Shareholders' equity increased from $15.7 million at December 31, 1998 to $17.0 million at September 30, 1999, principally due to net income of $1,095 thousand and transactions relating to common stock subscriptions received during the period.

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

                               Regulatory Capital
--------------------------------------------------------------------------------

                                                         September 30, 1999                       September 30, 1998

                                                  ---------------      --------------      ---------------     ---------------
                                                      Amount              Percent              Amount             Percent
                                                  ---------------      --------------      ---------------     ---------------
   Total capital to risk weighted assets
        Consolidated                                   $  18,221              14.94%            $  14,849              14.29%
        Bank                                              15,455              12.77%               14,254              13.81%
   Tier 1 capital to risk weighted assets
        Consolidated                                      17,257              14.15%               13,665              13.15%
        Bank                                              14,491              11.97%               13,070              12.67%
   Tier 1 capital to average assets (leverage)
        Consolidated                                      17,257              10.16%               13,665               8.83%
        Bank                                              14,491               8.59%               13,070               8.48%
--------------------------------------------------------------------------------

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

The Company has multiple funding sources that can be used to increase liquidity and provide additional financial flexibility. These sources consist primarily of established federal funds lines with correspondent banks aggregating $15.5 million at September 30, 1999 and the Bank's ability to borrow up to 22% of its assets from the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase and issue of commercial paper. Total debt from these sources aggregated $26.3 million at September 30, 1999, compared to $11.4 million at September 30, 1998.

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

The Company has substantially completed all five phases of the plan. Efforts during the fourth quarter of 1999 will primarily be concentrated on validating the contingency plans, monitoring liquidity and cash reserves, customer relations and employee training.

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

The Company estimates that total Year 2000 compliance costs will approximate $120,000, all of which will be charged to operations. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits - Exhibit 27 - Financial Data Schedule

            b.    Reports on Form 8-K


                FORM 8-K dated August 3, 1999 was filed with the Securities and Exchange Commission on August 4, 1999 to report an Agreement and Plan of Reorganization and Merger with Anson Bancorp, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

                              UWHARRIE CAPITAL CORP
                                  (Registrant)


Date   November 10, 1999            By:     /s/ Roger L. Dick
      --------------------------          -------------------------------------
                                          Roger L. Dick
                                          President and Chief Executive Officer

                                            /s/ Barbara S. Williams
                                          -------------------------------------
                                          Barbara S. Williams
                                          Senior Vice President-Finance