Form 10KSB
period 1999-12-31
UWHARRIE CAPITAL CORP
filed 2000-03-28
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-22062

                              UWHARRIE CAPITAL CORP
                             167 North Second Street
                         Albemarle, North Carolina 28001
                                 (704) 983-6181

        North Carolina                                    56-1814206
       ---------------                                    -----------
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

The Registrant's revenues for the year ended December 31, 1999 were $14,456,309.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sale price of the common stock in recent transactions was $30,707,703. Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of March 20, 2000, the Registrant had 5,539,025 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant's definitive Proxy Statement dated April 7, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one)      Yes  ( )   No (X)

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2000, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

    Key
    ---

    AR Annual Report to Shareholders for the fiscal year ended December 31, 1999.

    Proxy Proxy Statement dated April 7, 2000 for the Annual Meeting of Shareholders to be held May 2, 2000.

    10-KSB  10-KSB for the fiscal year ended December 31, 1999

                                                                                Document
                                                                                --------
PART I

Item 1.  Business....................................................... Page 3          10-KSB
Item 2.  Properties..................................................... Page 10         10-KSB
Item 3.  Legal Proceedings.............................................. Page 10         10-KSB
Item 4.  Submission of Matters to a Vote of Security Holders............ Page 10         10-KSB

PART II

Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters................................ Page 4          AR
Item 6.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................ Page 31         AR
Item 7.  Financial Statements and Supplementary Data.................... Page 6          AR
Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure................ Page 11         10-KSB

PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
                     Compliance with Section 16(a) of Exchange Act...... Page 5          Proxy
Item 10. Executive Compensation......................................... Page 7          Proxy
Item 11. Security Ownership of Certain Beneficial Owners and
                     Management......................................... Page 2          Proxy
Item 12. Certain Relationships and Related Transactions................. Page 9          Proxy

PART IV

Item 13. Exhibits and Reports on Form 8-K
         (a)      Index to Exhibits.................................... Page 12         10-KSB
         (b)      Reports on Form 8-K                                   Page 12         10-KSB

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Uwharrie Capital Corp (the "Company") is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (the "Bank"), a North Carolina commercial bank chartered on September 28, 1983 and its two wholly-owned subsidiaries, The Strategic Alliance Corporation ("Strategic Alliance") and BOS Agency, Inc. ("BOS Agency"). The Bank also owns a 50% interest in Corporate Data Services Inc., a North Carolina corporation that provides operations and data processing services. The Company formed a new subsidiary, Strategic Investment Advisors, Inc., during 1999 to provide investment advisory and asset management services.

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of Uwharrie Capital Corp. The Savings Bank operates under the name "Anson Bank & Trust Co."

Uwharrie Capital Corp, Bank of Stanly and its subsidiaries and Strategic Investment Advisors, Inc. are located in Stanly County, which has previously been the Company's primary service area. Anson Bank & Trust Co. is located in Anson County. The Company intends to prudently expand its service area to include the entire Uwharrie Lakes Region of North Carolina.

The Company is community oriented, emphasizing the well being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today's quickly changing financial services industry. In 1993, the Company implemented its current strategy to remain a strong independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company's technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the high cost of delivering competitive services.

At December 31, 1999 the Company and related subsidiaries had 69 full-time and 32 part-time employees. Six additional employees joined the Company as a result of the acquisition of Anson Bank and Trust Co. in January 2000.

BUSINESS OF THE BANK(S)

The Bank of Stanly is a North Carolina chartered commercial bank incorporated in 1983 and commenced banking operations on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates four other banking offices located in Stanly County, North Carolina. The Bank is the only commercial bank headquartered in Stanly County.

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides most traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank's lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also issues Visa(R) Check Card, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at three branches of the Bank and at the automated teller machines of other banks linked to the HONOR(R) or CIRRUS(R) networks. The Bank is licensed to offer MasterCard(R) credit cards. The Bank does not provide the services of a trust department.

Anson Bank & Trust Co., acquired by the Company on January 19, 2000, was originally chartered in 1889 as Anson Building and Loan Association, a North Carolina chartered mutual savings institution. Later changed to Anson Savings Bank, it was converted to a stock chartered institution in June, 1998. As a subsidiary of the Company, Anson Bank & Trust Co. can provide the same level of financial services listed above to the Anson County market. Its main office and banking location is 211 S. Green Street in Wadesboro, North Carolina.

NON-BANK SUBSIDIARIES

Bank of Stanly has two wholly-owned subsidiaries, BOS Agency, Inc. ("BOS Agency") and The Strategic Alliance Corporation ("Strategic Alliance"). BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the Securities and Exchange Commission and licensed by the National Association of Securities Dealers ("NASD") as a securities broker-dealer.

The Company has one non-bank subsidiary, Strategic Investment Advisors Inc., which is registered as an investment advisor with the State of North Carolina and Florida. It began operations on April 1, 1999 and provides portfolio management services to customers in the Uwharrie Lakes Region.

DATA PROCESSING JOINT VENTURE

During 1992 the Bank entered into a joint venture agreement with two other banks to form Corporate Data Services, Inc. ("CDS"), a North Carolina corporation that provides operations and data processing services for community banks. The Bank's ownership in this venture increased from one-third to one-half during 1995 due to a merger involving one of the owners and the subsequent forfeiture of their stock. The Bank's investment in CDS at December 31, 1999 amounted to $240,000. The Bank has entered into an agreement whereby it will sell its fifty percent ownership to the other fifty percent owner over the next eighteen month period.

COMPETITION

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

EXPOSURE TO LOCAL ECONOMIC CONDITIONS.

The Company's success is dependent to a significant extent upon economic conditions in Stanly County and more generally, in the Uwharrie Lakes Region. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company's control. Economic recession over a prolonged period or other economic dislocation in Stanly County and the Uwharrie Lakes Region could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company's market area would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

IMPACT OF TECHNOLOGICAL ADVANCES; UPGRADE TO COMPANY'S INFRASTRUCTURE

The banking industry is undergoing, and management believes will continue to undergo, technological changes with frequent introductions of new technology-driven products and services, including internet banking. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company's operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures. At the same time, the Company anticipates that it will expand its array of technology-based products to its customers.

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

The Bank is a North Carolina commercial bank and its deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank is subject to supervision and examination by and the regulations and reporting requirements of the Commissioner and the FDIC. The Bank also is a member of the Federal Home Loan Bank System (the "FHLB System"). Anson Bank & Trust Co. is a North Carolina-chartered savings bank and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Anson Bank & Trust Co. also is a member of the FHLB System. It is subject to supervision and regulation by the FDIC and the North Carolina Savings Administrator ("Administrator").

The Bank is subject to legal limitations on the amounts of dividends it is permitted to pay. Prior approval of the Commissioner is required if the total of all dividends declared by the Bank in any calendar year exceeds its net profits (as defined by statute) for the preceding two calendar years, less any required transfers to surplus. As an insured depository institution, the Bank also is prohibited from making capital distributions, including the payment of dividends, if after making such distribution, it would become "undercapitalized" (as such term is defined in the Federal Deposit Insurance Act). Anson Bank & Trust Co. is subject to limitations on the payment of dividends in the same manner as is the Bank. Prior approval of the Administrator is required before any dividends are paid by Anson Bank & Trust Co.

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

The Bank and Anson Bank & Trust Co. are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair reporting laws and laws relating to branch banking. As insured institutions, the Bank and Anson Bank & Trust Co. are prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and
(ii) the institution is and continues to be in compliance with all applicable capital standards. Insured institutions also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Federal Reserve, the FDIC, the Commissioner and the Administrator all have broad powers to enforce laws and regulations applicable to the Company, the Bank and Anson Bank & Trust Co. and to require corrective action of conditions affecting the safety and soundness of the Bank and Anson Bank & Trust Co. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors. The Company, the Bank and Anson Bank & Trust Co. in the past have not had, and do not foresee in the future, any significant regulatory compliance problems.

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

The Bank and Anson Bank & Trust Co. also is subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, insured institutions that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier I capital to average total consolidated assets. All other insured institutions are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets of at least 8%.

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

COMMUNITY REINVESTMENT ACT

The Bank and Anson Bank & Trust Co. are subject to the provisions of the Community Reinvestment Act (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Such an assessment is required of any bank, which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

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

GRAMM-LEACH-BLILEY ACT OF 1999

The Gramm-Leach-Bliley Act of 1999 represents the most sweeping reform of financial services regulation in over sixty years. The Act permits the creation of new financial services holding companies that can offer a range of financial products under a regulatory regime based on the principle of functional regulation. The legislation eliminates legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The Act provides financial organizations with flexibility in structuring these new financial affiliations through a holding company structure or a financial subsidiary, with appropriate safeguards.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

ITEM 2. PROPERTIES

The Company's executive office is located at 134 North First Street, Albemarle, North Carolina and the Company leases a facility at 130-132 North First Street in Albemarle, which is sub-leased to a local non-profit organization and to the Bank's subsidiary, The Strategic Alliance Corporation.

Bank of Stanly's Main Office is located at 167 North Second Street, Albemarle, North Carolina. The Bank has leased a portion of the Main Office facility since it opened in 1984, and its administrative and executive offices occupy an adjoining building, purchased in 1991. The Bank purchased a commercial building and parking lot adjacent to its Main Office in Albemarle in 1988, which it holds for future expansion.

Bank of Stanly owns its other banking locations at 710 North First Street, which houses the Village Branch opened in June 1984; its East Albemarle Branch at 800 Highway 24-27 Bypass acquired in 1988, both located in Albemarle. It also owns a branch office located at 107 S. Main Street in Norwood, North Carolina acquired in 1987; and, a branch office located at 624 N. Main Street in Oakboro, North Carolina opened in 1993.

The Company acquired the banking office occupied by Anson Bank & Trust Co. at 211 S. Green Street, Wadesboro, NC through its January 2000 acquisition of that subsidiary.

All of the Bank's existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office in Albemarle, which does not have a drive-up facility.


ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Banks, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                     PART II

ITEMS 5 THROUGH 7.

Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEMS 9 THROUGH 12.

Incorporated by reference to the Company's definitive proxy statement dated April 7, 2000.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A) (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Registrant are incorporated herein by reference from the indicated pages of the Registrant's 1999 Annual Report to Shareholders.

              (2) FINANCIAL STATEMENT SCHEDULES.
              All financial statement schedules are omitted as substantially all the required information is contained in the Registrant's consolidated financial statements listed above which are incorporated herein by reference or is not applicable.

              (3) EXHIBITS.

      The following exhibits are filed herewith or incorporated herein by reference.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         ------   ----------------------

           3 (a)  *  Registrant's Articles of Incorporation
           3 (b)  *  Registrant's By-laws
           10     *  Incentive Stock Option Plan, as amended * *
           13         1999 Annual Report to Shareholders (filed herewith)
           21         Subsidiaries of the Registrant (filed herewith)
           23     **  Employee Stock Ownership Plan and Trust (filed herewith)
           27         Financial Data Schedule (filed herewith)
           99         Registrant's definitive proxy statement * * *

        * Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (Reg. No. 33-58882)

        ** Denotes a management contract or compensatory plan or arrangement.

        *** To be filed with the Commission pursuant to Rule 14a-6 (b).


         (B)  REPORTS ON FORM 8-K.

              The Registrant did not file a Current Report on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UWHARRIE CAPITAL CORP



March 21, 2000                          By:            /s/
                                           -----------------------------
                                           Roger L. Dick,
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                /s/                                              March 21, 2000
-------------------------------------
Roger L. Dick
Chief Executive Officer

                /s/                                              March 21, 2000
-------------------------------------
Ronald B. Davis
President

                /s/                                              March 21, 2000
-------------------------------------
Christopher A. Whitfield,
Executive Vice President & CFO


                /s/                                              March 21, 2000
-------------------------------------
Cynthia H. Beane, Director


                /s/                                              March 21, 2000
-------------------------------------
Joe S. Brooks, Director


                /s/                                              March 21, 2000
-------------------------------------
Ronald T. Burleson, Director


                /s/                                              March 21, 2000
-------------------------------------
Bill C. Burnside, D.D.S., Director


                /s/                                              March 21, 2000
-------------------------------------
Gail C. Burris, Director

                /s/                                              March 21, 2000
-------------------------------------
David M. Jones, D.V.M., Director


                /s/                                              March 21, 2000
-------------------------------------
Kyle H. Josey, Director


                /s/                                              March 21, 2000
-------------------------------------
James F. Link, D.V.M., Director


                /s/                                              March 21, 2000
-------------------------------------
Joyce H. Little, Director


                /s/                                              March 21, 2000
-------------------------------------
W. Chester Lowder, Director


                /s/                                              March 21, 2000
-------------------------------------
Buren Mullis, Director


                /s/                                              March 21, 2000
-------------------------------------
John P. Murray, M.D., Director


                /s/                                              March 21, 2000
-------------------------------------
Kent E. Newport, Director


                /s/                                              March 21, 2000
-------------------------------------
Catherine A. Pickler, Director


                /s/                                              March 21, 2000
-------------------------------------
George T. Reaves, Director


                /s/                                              March 21, 2000
-------------------------------------
A. James Russell, Director


                /s/                                              March 21, 2000
-------------------------------------
B. A. Smith, Jr., Director


                /s/                                              March 21, 2000
-------------------------------------
Douglas V. Waddell, Director

                                  EXHIBIT INDEX



                   Exhibit
                   Number                  Description
                   ------                  -----------

                     13          1999 Annual Report to Shareholders


                     21          Subsidiaries of the Registrant


                     23          Employee Stock Ownership Plan and Trust


                     27          Financial Data Schedule