Form 10QSB
period 2000-03-31
UWHARRIE CAPITAL CORP
filed 2000-05-10
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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
Yes [X]         No  [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                Outstanding at April 30, 2000
-------------------                                -----------------------------
Common stock, par value $1.25 per share            5,578,722 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes [ ]         No [X]

                     UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART 1            FINANCIAL INFORMATION


Item 1            Financial Statements

                  Consolidated Statements of Financial Condition
                  March 31, 2000 and December 31, 1999                                                       3

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2000 and 1999                                                 4

                  Consolidated Statements of Changes in Shareholders' Equity for the
                  Three Months Ended March 31, 2000                                                          5

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2000 and 1999                                                              6

                  Notes to Consolidated Financial Statements                                                 7


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  9


PART II           OTHER INFORMATION

Item 4            Submission of Matters to Vote of Security Holders                                         13

Item 6            Exhibits and Reports on Form 8-K                                                          13


SIGNATURES                                                                                                  13


Exhibit 27        Financial Data Schedule for the Three Months Ended March 31, 2000                         14

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition

--------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                          March 31,          December 31,
                                                                                           2000                1999
ASSETS                                                                                  (unaudited)
                                                                                     -----------------    ----------------
Cash and due from banks                                                                       $ 4,757             $ 7,316
Interest-bearing deposits with banks                                                              516                 383
Securities available for sale:
   U.S. Treasury                                                                                1,987               1,988
   U.S. Government agencies                                                                    17,693              17,081
   State and political subdivisions                                                            14,100              14,004
   Other securities                                                                             3,011               2,654
                                                                                     -----------------    ----------------
     Total securities                                                                          36,791              35,727
                                                                                     -----------------    ----------------
Federal funds sold                                                                                  -                   -
Loans (Note 2)                                                                                158,367             140,095
   Less:  Allowance for loan losses                                                             1,103               1,003
                                                                                     -----------------    ----------------
   Loans, net                                                                                 157,264             139,092
                                                                                     -----------------    ----------------
Premises and equipment, net                                                                     4,033               3,358
Interest receivable                                                                             1,261               1,104
Other assets                                                                                    4,490               5,737
                                                                                     -----------------    ----------------
     Total assets                                                                            $209,112            $192,717
                                                                                     =================    ================

LIABILITIES
Deposits:
   Demand deposits                                                                           $ 17,831            $ 17,063
   Money market and NOW accounts                                                               34,396              32,442
   Savings deposits                                                                            40,412              34,001
   Time deposits $100,000 and over                                                             18,584              18,484
   Other time deposits                                                                         43,414              32,833
                                                                                     -----------------    ----------------
     Total deposits                                                                           154,637             134,823
                                                                                     -----------------    ----------------
Federal funds purchased                                                                           725               2,725
Securities sold under repurchase agreements                                                     3,121               2,856
Commercial paper                                                                                2,032               2,958
Other short-term borrowed funds                                                                12,000              13,200
Long-term debt                                                                                 17,927              18,251
Interest payable                                                                                  270                 220
Other liabilities                                                                                 967                 623
                                                                                     -----------------    ----------------
     Total liabilities                                                                        191,679             175,656
                                                                                     -----------------    ----------------

Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
     issued and outstanding: 5,539,025 and 5,545,607 shares, respectively                       6,924               6,932
Additional paid-in capital                                                                      6,291               6,319
Common stock subscriptions receivable                                                            (151)               (204)
Common stock acquired by ESOP                                                                  (1,168)             (1,168)
Undivided profits                                                                               5,789               5,406
Accumulated other comprehensive income
    Net unrealized gain on securities available for sale, net of related tax effect              (252)               (224)
                                                                                     -----------------    ----------------
     Total shareholders' equity                                                                17,433              17,061
                                                                                     -----------------    ----------------
       Total liabilities and shareholders' equity                                            $209,112            $192,717
                                                                                     =================    ================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                2000              1999
                                                                                            -------------    ---------------
INTEREST INCOME:
  Interest on loans                                                                              $ 3,213            $ 2,746
  Interest on securities:
    U.S. Treasury                                                                                     27                 51
    U.S. Government agencies                                                                         316                206
    State and political subdivisions                                                                 198                 80
    Other securities                                                                                  47                 21
  Other interest income                                                                               40                 13
                                                                                            -------------    ---------------
    Total interest income                                                                          3,841              3,117

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                                                          1,906              1,349
                                                                                            -------------    ---------------

NET INTEREST INCOME                                                                                1,935              1,768

Provision for loan losses                                                                             10                 30
                                                                                            -------------    ---------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                                  1,925              1,738
                                                                                            -------------    ---------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                                                263                254
  Other service fees and commissions                                                                 239                147
  Other income(loss)                                                                                  22                 11
                                                                                            -------------    ---------------
    Total noninterest income                                                                         524                412
                                                                                            -------------    ---------------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                                                            1,064                936
  Occupancy expenses                                                                                  84                 68
  Equipment expense                                                                                  141                127
  Data processing                                                                                    117                112
  Other expenses                                                                                     538                405
                                                                                            -------------    ---------------
    Total noninterest expense                                                                      1,944              1,648
                                                                                            -------------    ---------------

INCOME BEFORE INCOME TAXES                                                                           505                502
Provision for income taxes                                                                           122                153
                                                                                            -------------    ---------------

NET INCOME                                                                                        $  383             $  349
                                                                                            =============    ===============

Net Income Per Common Share
   Basic                                                                                          $  .07             $  .07
   Assuming dilution                                                                              $  .07             $  .07
Weighted Average Shares Outstanding
   Basic                                                                                       5,302,417          5,143,751
   Effect of dilutive stock options                                                              165,208             65,882
                                                                                            -------------    ---------------
   Assuming dilution                                                                           5,467,625          5,209,633
                                                                                            =============    ===============

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                                         Accumulated
                                                  Additional    Common Stock                                   Other
                                         Common      Paid-in  Subscriptions   ESOP Notes    Undivided  Comprehensive
                                          Stock      Capital     Receivable   Receivable      Profits         Income         Total
                                          -----      -------     ----------   ----------      -------         ------         -----
Balance, December 31, 1999             $  6,932     $  6,319       $  (204)    $ (1,168)     $  5,406     $    (224)     $  17,061

Comprehensive income

     Net income                               -            -              -            -          383              -           383

     Net increase (decrease) in
      fair value of securities
      available for sale                      -            -              -            -            -           (28)           (28)

                                                                                                                      -------------
     Total comprehensive income                                                                                                355
                                                                                                                      -------------

Repurchase of common stock                   (8)         (28)             -            -            -              -           (36)

Collections of subscriptions                  -            -             53            -            -              -            53
receivable

                                     ----------- ------------ -------------- ------------ ------------ -------------- -------------
Balance, March 31, 2000                $  6,924     $  6,291       $  (151)   $  (1,168)     $  5,789      $   (252)     $  17,433
                                     =========== ============ ============== ============ ============ ============== =============

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                     Three Months Ended
                                                                                             March 31,            March 31,
                                                                                               2000                 1999
                                                                                         -----------------    ----------------
OPERATING ACTIVITIES
Net income                                                                                        $   383             $   349
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation                                                                                      89                  84
    Amortization of investment discounts and premiums, net                                             2                  (5)
    Provision for loan losses                                                                         10                  30
     (Gain) loss on sale of foreclosed real estate                                                    (3)                  -
Changes in assets and liabilities:
    Interest receivable                                                                              (121)               (83)
    Other assets                                                                                      183               (327)
    Interest payable                                                                                  (2)                (40)
    Accrued and other liabilities                                                                    (629)                73
                                                                                         -----------------    ----------------
         Net cash provided by operating activities                                                   (88)                 81
                                                                                         -----------------    ----------------

INVESTING ACTIVITIES
Net increase in interest-bearing deposits with banks                                                (132)               (36)
Proceeds from maturities of securities available for sale                                          3,657               3,231
Purchase of securities available for sale                                                              -              (2,787)
Net decrease in federal funds sold                                                                     -               1,950
Net increase in loans                                                                             (6,530)             (2,777)
Net cash paid for business acquired                                                               (3,214)                  -
Purchase of premises and equipment                                                                  (122)               (264)
Collection of receivables from securities sales                                                    2,460                   -
Proceeds from sale of foreclosed properties                                                           32                   -
                                                                                         -----------------    ----------------
       Net cash used in investing activities                                                      (3,849)               (683)
                                                                                         -----------------    ----------------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                                        5,545              (1,401)
Net increase (decrease) in federal funds purchased                                                (2,000)              1,600
Net decrease in securities sold under repurchase agreements                                          266                  79
Repayment of long-term advances from Federal Home Loan Bank                                         (324)             (1,424)
Net increase (decrease) in commercial paper                                                          (926)               202
Net decrease in other short-term borrowed funds                                                   (1,200)                  -
Proceeds from issuance of common stock                                                                 -                2,753
Decrease in common stock subscribed                                                                    -                (385)
Decrease in common stock subscriptions receivable                                                     53                   -
Repurchases of common stock                                                                          (36)               (233)
Common stock acquired by ESOP                                                                          -              (1,200)
                                                                                         -----------------    ----------------
       Net cash provided by financing activities                                                   1,378              $    (9)
                                                                                         -----------------    ----------------

DECREASE IN CASH AND DUE FROM BANKS                                                               (2,559)               (611)
Cash and due from banks at beginning of period                                                     7,316                4,371
                                                                                         -----------------    ----------------
Cash and due from banks at end of period                                                         $  4,757           $   3,760
                                                                                         =================    ================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

NOTE 1  -  BASIS OF PRESENTATION

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the "Company"), it's subsidiaries, Bank of Stanly ("Stanly"), Anson Bank & Trust Co. ("Anson"), and Strategic Investment Advisors, Inc., (SIA). Bank of Stanly consolidates its two subsidiaries, the Strategic Alliance Corporation and BOS Agency, Inc. each of which are wholly-owned by Stanly.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company's 1999 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE 2  -  LOANS

  Loans outstanding at period end:

  ----------------------------------------------------------------------------------------------
  (in thousands)                                            March 31,            December 31,
                                                              2000                   1999
                                                         ----------------       ----------------
  Real estate loans                                            $ 116,951              $ 100,027
  Commercial and industrial                                       25,644                 23,673
  Loans to individuals for household, family and other
    consumer expenditures                                         15,743                 16,445
  All other loans                                                     29                     16
                                                         ----------------       ----------------
      Total                                                    $ 158,367              $ 140,161
                                                         ================       ================

  ----------------------------------------------------------------------------------------------

NOTE 3 - PER SHARE DATA

In the fourth quarter of 1999, the Company's Board of Directors declared a 3% stock dividend payable on November 19, 1999 to shareholders of record on November 1, 1999. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

The subsidiary banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The banks' risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2000, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

       Commitments to extend credit                    $ 19,954
       Credit card commitments                            5,142
       Standby letters of credit                            977
                                                       --------
       Total commitments                               $ 26,073
                                                       ========


NOTE  5  - ACQUISITION OF ANSON BANK & TRUST CO.

In 1999 the Company announced the signing of an agreement to acquire Anson Bancorp, Inc. and its wholly-owned subsidiary, Anson Savings Bank. Anson Savings Bank, a state chartered savings bank operated a full service banking location in Wadesboro, North Carolina. The acquisition closed on January 19, 2000, with the acquisition cost of approximately $10.2 million paid principally in cash. This business combination is being accounted for using the purchase method.

At the date of closing, Anson Bancorp, Inc. had total consolidated assets of approximately $24 million and customer deposits of approximately $14.5 million. The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of Uwharrie Capital Corp as Anson Bank & Trust Co.

The Company recorded intangible assets of approximately $1,150,000 as a result of this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

As of March 31, 2000 total assets were $209.1 million, compared to $192.7 million at December 31, 1999, an increase of $16.4 million or 8.5%. This increase was provided by the acquisition of Anson Bancorp, Inc., consummated on January 19, 2000.

At year-end 1999, the Company's balance sheet reflected approximately $3 million in additional cash on hand relative to anticipated cash needs for Y2K. Other assets at that date included $2.5 million in net proceeds receivable from the sale and purchase of securities with trade dates in December and settlements in January 2000. The effect of the disposition of these transactions reduced assets and borrowings by approximately $5.5 million in the first quarter of 2000.

The Company has experienced steady growth in loans, which increased from $140.1 million at December 31, 1999 to $158.4 million on March 31, 2000, reflecting an increase of $18.3 million. The acquisition provided $11.8 million in loans and loan growth amounted to $6.5 million, an increase of 4.6%.

During the three-month period ended March 31, 2000, deposits increased $19.8 million. The acquisition contributed $14.3 million and deposits grew by $5.5 million or 4.1%. Other funding sources and borrowings decreased by $4.2 million during this period.

Shareholders' equity was $17.1 million at December 31, 1999 compared to $17.4 million at March 31, 2000, an increase of $372 thousand. This increase was the result of net income of $383 thousand, offset by an increase in the unrealized loss on securities available for sale and stock repurchses. At March 31, 2000, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

EARNINGS

The first quarter of 2000 reflected good operating results with net income of $383 thousand, an increase of 9.7% when compared to the first quarter of 1999. This improvement can be primarily attributed to a 9.4% increase in net interest income due to growth in the loan and investment portfolios and improvement in fee income of 25.2%.

NET INTEREST INCOME

Net interest income increased $167 thousand or 9.4% when comparing the three-month periods presented, attributable to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, decreased from 4.70% in the first three months of 1999 compared to 4.36% in the current three-month period. Factors that contributed to the decline in this ratio were: rising interest rates, competitive markets for deposit funding, interest expense on parent company debt relative to the acquisition of Anson, which carries a higher rate than the overnight funding costs of its subsidiary banks, and an increase in other borrowings.

The average rate paid on interest-bearing liabilities increased from 4.01% in 1999 to 4.55% in 2000. Interest-bearing deposits, as a percent of total interest-bearing liabilities was 78.1% at March 31, 2000 compared to

91.1% at March 31, 1999. This change was due principally to the addition of $14.5 million in deposits contributed by the acquisition of Anson in the first quarter of 2000.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2000 and 1999.

             Average Balance Sheet and Net Interest Income Analysis
                      For the Three Months Ended March 31,

-------------------------------------------------------------------------------------------------------------------------------
                                               Average Level                  Income/Expense                 Rate/Yield
($ in thousands)                           2000           1999           2000           1999            2000           1999
                                        -----------    -----------    -----------    ------------    -----------    -----------

Interest-earning assets:
Loans  (1)                               $ 148,131      $ 130,914        $ 3,138         $ 2,712          8.52%          8.40%
Nontaxable loans (2)                         5,167          2,567             75              34          8.95%          8.22%
Taxable securities                          23,146         17,605            390             278          6.78%          6.40%
Nontaxable securities (2)                   13,897          5,511            198              80          8.83%          9.05%
Other  (3)                                   1,769          1,072             40              13          9.09%          4.92%
                                        -----------    -----------    -----------    ------------    -----------    -----------
    Total interest-earning assets          192,110        157,669          3,841           3,117          8.35%          8.17%
                                        -----------    -----------    -----------    ------------    -----------    -----------

Interest-bearing liabilities:
Interest-bearing deposits                  131,727        124,401          1,374           1,196          4.20%          3.90%
Short-term borrowings                       18,662          5,830            264              57          5.69%          3.97%
Long-term borrowings                        18,204          6,251            268              96          5.92%          6.23%
                                        -----------    -----------    -----------    ------------    -----------    -----------
    Total interest-bearing
    Liabilities                            168,593        136,482          1,906           1,349          4.55%          4.01%
                                        -----------    -----------    -----------    ------------    -----------    -----------

    Net interest spread                    $23,517       $ 21,187        $ 1,935          $1,768          3.80%          4.16%
                                        ===========    ===========    ===========    ============    ===========    ===========

     Net interest margin  (2)
       (% of earning assets)                                                                              4.36%          4.70%
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

--------------------------------------------------------------------------------



NONINTEREST INCOME AND EXPENSE

Income from service charges and fees produced earnings of $502 and $401 thousand for the first quarters of 2000 and 1999, respectively, an increase of 25.2%. Other income increased by $11 thousand, compared to the prior first quarter.

For this same period, noninterest expenses increased by $296 thousand or 18.0%. Salaries and benefits, the largest component of noninterest expense, increased by $128 thousand. Personnel costs increased due to additional staff to support the Company's growth, normal salary adjustments and associated benefit costs, including the acquisition of Anson. All other expenses as a group increased by $168 thousand when comparing results of the first quarter of 2000 to the same period in 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $10 thousand for the first quarter of 2000, compared to $30 in the first quarter of 1999. The loan portfolio is analyzed periodically in an effort to identify potential problems before they actually occur. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. At March 31, 2000 the allowance for loan losses was $1.1 million compared to $1.0 million at December 31, 1999. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the three months ended March 31, 2000 totaled $14 thousand, reflecting a ratio to average loans of .01% compared to net recoveries of $14 thousand in the prior period.

INCOME TAX EXPENSE

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 2000 totaled $122 thousand, an effective tax rate of 24.2% of pretax income compared to $153 thousand in 1999, which reflected an effective rate of 30.5%.

During the fourth quarter of 1999, the Company implemented a tax savings transaction that resulted in realized losses from sales of investment securities. The proceeds from the sale of taxable securities were reinvested in non-taxable municipal securities, which will result in increased interest income, primarily non-taxable income, in year 2000 and beyond. The reduction in taxes, reflected in the effective tax rate, is a result of this transaction.

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. While non-performing assets represent potential losses to the Company, management does not anticipate any aggregate material losses since most loans are believed to be adequately secured.

The following table summarizes non-performing assets at March 31, 2000 and December 31, 1999. Other than the amounts listed, there were no other loans that
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        Schedule of Non-Performing Assets

-----------------------------------------------------------------------------------------------------
   (In thousands)                                                   March 31,         December 31,
                                                                      2000                1999
                                                                 ----------------    ----------------
   Nonaccrual loans                                                      $   231             $   317
   Loans past due 90 days or more and still accruing                         104                  26
   Other real estate owned, net                                               85                 114
   Renegotiated troubled debt                                                  -                   -
                                                                 ----------------    ----------------
     Total non-performing assets                                         $   420             $   457
                                                                 ================    ================

   Non-performing assets as a percentage of gross loans                     .27%                .33%

-----------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on the opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $15.5 million at March 31, 2000, established borrowing relationships with the Federal Home Loan Bank totaling approximately $45 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition the parent company has a line of credit of $4.5 million issues commercial paper. Total debt from these sources aggregated $35.1 million at March 31, 2000, compared to $40.0 million at December 31, 1999.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Company and its subsidiary banks, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and Tier I leverage ratio of 4 percent. Banks, which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with those guidelines.

Both the Company and its subsidiary banks have maintained capital levels exceeding minimum levels for "well capitalized" banks and bank holding companies.

ACCOUNTING AND REGULATORY MATTERS

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or other operations.

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

YEAR 2000

The Company's management is pleased that business continued as normal without adverse impact to the Company during the critical date change. In coming months, the Company will continue monitoring external entities to assure that they have not experienced any Year 2000 problems that could impact their relationship with the Company.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits - Exhibit 27 - Financial Data Schedule

            b.  Reports on Form 8-K

                FORM 8-K dated January 19, 2000 was filed with the Securities and Exchange Commission to report the acquisition and merger of Anson Savings Bank, Inc. and the name change to Anson Bank & Trust Co.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.


                                     UWHARRIE CAPITAL CORP
                                     (Registrant)





Date   May 10, 2000                  By: /s/ Roger L. Dick
      ---------------------              -------------------------------------
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