Form 10QSB
period 2000-06-30
UWHARRIE CAPITAL CORP
filed 2000-08-11
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

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
Yes  X   No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                               Outstanding at July 31, 2000
-------------------                               ----------------------------
Common stock, par value $1.25 per share           5,577,914 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ----

                     UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                            PAGE

Part 1            Financial Information


Item 1            Financial Statements

                  Consolidated Statements of Financial Condition
                  June 30, 2000 and December 31, 1999                                                        3

                  Consolidated Statements of Income for the Three Months and the
                  Six Months Ended June 30, 2000 and 1999                                                    4

                  Consolidated Statements of Changes in Shareholders' Equity for the
                  Six Months Ended June 30, 2000                                                             5

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2000 and 1999                                                               6

                  Notes to Consolidated Financial Statements                                                 7


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  9


Part II           Other Information

Item 4            Submission of Matters to Vote of Security Holders                                         14

Item 6            Exhibits and Reports on Form 8-K                                                          14


Signatures                                                                                                  14


Exhibit 27        Financial Data Schedule for the Six Months Ended June 30, 2000                            15

                         Part I - Financial Information
Item 1.    Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

(In thousands)                                                                           June 30,            December 31,
                                                                                           2000                  1999
ASSETS                                                                                 (unaudited)
                                                                                     -----------------    ----------------
Cash and due from banks                                                                       $ 5,578             $ 7,316
Interest-bearing deposits with banks                                                              755                 383
Securities available for sale:
   U.S. Treasury                                                                                  991               1,988
   U.S. Government agencies                                                                    20,991              17,081
   State and political subdivisions                                                            14,508              14,004
   Other securities                                                                             3,617               2,654
                                                                                     -----------------    ----------------
     Total securities                                                                          40,107              35,727
                                                                                     -----------------    ----------------
Federal funds sold                                                                                  -                   -
Loans (Note 2)                                                                                169,924             140,095
   Less:  Allowance for loan losses                                                             1,083               1,003
                                                                                     -----------------    ----------------
   Loans, net                                                                                 168,841             139,092
                                                                                     -----------------    ----------------
Premises and equipment, net                                                                     4,063               3,358
Interest receivable                                                                             1,234               1,104
Other assets                                                                                    4,658               5,737
                                                                                     -----------------    ----------------
     Total assets                                                                            $225,236            $192,717
                                                                                     =================    ================

LIABILITIES
Deposits:
   Demand deposits                                                                           $ 16,789            $ 17,063
   Money market and NOW accounts                                                               31,488              32,442
   Savings deposits                                                                            41,733              34,001
   Time deposits $100,000 and over                                                             17,579              18,484
   Other time deposits                                                                         43,187              32,833
                                                                                     -----------------    ----------------
     Total deposits                                                                           150,776             134,823
                                                                                     -----------------    ----------------
Federal funds purchased                                                                         2,700               2,725
Securities sold under repurchase agreements                                                     3,955               2,856
Commercial paper                                                                                2,317               2,958
Other short-term borrowed funds                                                                21,500              13,200
Long-term debt                                                                                 24,903              18,251
Interest payable                                                                                  361                 220
Other liabilities                                                                                 882                 623
                                                                                     -----------------    ----------------
     Total liabilities                                                                        207,394             175,656
                                                                                     -----------------    ----------------

Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
     issued and outstanding: 5,578,732 and 5,545,607 shares, respectively                       6,973               6,932
Additional paid-in capital                                                                      6,234               6,319
Common stock subscriptions receivable                                                             (98)               (204)
Common stock acquired by ESOP                                                                  (1,168)             (1,168)
Undivided profits                                                                               6,175               5,406
Accumulated other comprehensive income
    Net unrealized gain on securities available for sale, net of related tax effect              (274)               (224)
                                                                                     -----------------    ----------------
     Total shareholders' equity                                                                17,842              17,061
                                                                                     -----------------    ----------------
       Total liabilities and shareholders' equity                                            $225,236            $192,717
                                                                                     =================    ================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income  (Unaudited)
--------------------------------------------------------------------------------

(In thousands)                                                  Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                            2000             1999               2000               1999
                                                        -------------    -------------     ---------------    ---------------
INTEREST INCOME:
  Interest on loans                                          $ 3,519          $ 2,714             $ 6,732            $ 5,460
  Interest on securities:
    U.S. Treasury                                                 16               47                  43                 98
    U.S. Government agencies                                     367              295                 683                501
    State and political subdivisions                             200               77                 398                157
    Other securities                                              57               20                 104                 41
  Other interest income                                           40                9                  80                 22
                                                        -------------    -------------     ---------------    ---------------
    Total interest income                                      4,199            3,162               8,040              6,279

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                      2,215            1,331               4,121              2,680
                                                        -------------    -------------     ---------------    ---------------

NET INTEREST INCOME                                            1,984            1,831               3,919              3,599

Provision for loan losses                                         22               50                  32                 80
                                                        -------------    -------------     ---------------    ---------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                              1,962            1,781               3,887              3,519
                                                        -------------    -------------     ---------------    ---------------

NONINTEREST INCOME:
  Service charges on deposit accounts                            279              258                 542                512
  Other service fees and commissions                             206              147                 445                294
  Other income(loss)                                              22               14                  44                 25
                                                        -------------    -------------     ---------------    ---------------
    Total noninterest income                                     507              419               1,031                831
                                                        -------------    -------------     ---------------    ---------------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                        1,099              931               2,163              1,867
  Occupancy expenses                                              92               70                 176                138
  Equipment expense                                              142              143                 283                270
  Data processing                                                126              113                 243                225
  Other expenses                                                 533              409               1,071                814
                                                        -------------    -------------     ---------------    ---------------
    Total noninterest expense                                  1,992            1,666               3,936              3,314
                                                        -------------    -------------     ---------------    ---------------

INCOME BEFORE INCOME TAXES                                       477              534                 982              1,036
Provision for income taxes                                        91              161                 213                314
                                                        -------------    -------------     ---------------    ---------------

NET INCOME                                                   $   386          $   373             $   769            $   722
                                                        =============    =============     ===============    ===============

Net Income Per Common Share
   Basic                                                     $   .07          $   .07             $   .14            $   .14
   Assuming dilution                                         $   .07          $   .07             $   .14            $   .14
Weighted Average Shares Outstanding
   Basic                                                   5,331,964        5,317,436           5,317,191          5,263,379
   Effect of dilutive stock options                          123,523           35,833             144,365             36,144
                                                        -------------    -------------     ---------------    ---------------
   Assuming dilution                                       5,455,487        5,353,269           5,461,556          5,299,523
                                                        =============    =============     ===============    ===============

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

(in thousands)                                                                                           Accumulated
                                                  Additional    Common Stock                                   Other
                                         Common      Paid-in  Subscriptions   ESOP Notes    Undivided  Comprehensive
                                          Stock      Capital     Receivable   Receivable      Profits         Income         Total
                                         ------   ----------  --------------  ----------    ---------  -------------         -----
Balance, December 31, 1999             $  6,932     $  6,319       $  (204)    $ (1,168)     $  5,406     $    (224)     $  17,061

Comprehensive income

     Net income                               -            -              -            -          769              -           769

     Net increase (decrease) in fair
            value of securities available
             for sale                         -            -              -            -            -           (50)           (50)

                                                                                                                      -------------
     Total comprehensive income                                                                                                719
                                                                                                                      -------------

Common stock issued pursuant to:
     Stock options exercised                111          152              -            -            -              -           263

Repurchase of common stock                  (70)        (237)             -            -            -              -          (307)

Collections of subscriptions receivable       -            -           106             -            -              -           106
                                     ----------------------------------------------------------------------------------------------
Balance, June 30, 2000                 $  6,973     $  6,234        $  (98)   $  (1,168)     $  6,175      $   (274)     $  17,842
                                     ==============================================================================================


See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

(in thousands)                                                                                    Six Months Ended
                                                                                            June 30,            June 30,
                                                                                              2000                1999
                                                                                         ------------         -----------
OPERATING ACTIVITIES
Net income                                                                                   $    769            $    722
Adjustments to reconcile net income to net cash provided by operations:
    Depreciation                                                                                  194                 170
    Amortization of investment discounts and premiums, net                                          1                 (12)
    Provision for loan losses                                                                      32                  80
    (Gain) loss on sale of foreclosed real estate                                                  (3)                 (3)
Changes in assets and liabilities:
    Interest receivable                                                                           (94)                  8
    Other assets                                                                                   15                (433)
    Interest payable                                                                               89                 (38)
    Accrued and other liabilities                                                                (862)                 56
                                                                                         ------------         -----------
         Net cash provided by operating activities                                                141                 550
                                                                                         ------------         -----------

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks                                  (372)                 69
Proceeds from sales of securities available for sale                                                -                 455
Proceeds from maturities of securities available for sale                                       7,524               5,278
Purchase of securities available for sale                                                      (7,055)            (13,287)
Net decrease in federal funds sold                                                                  -               1,950
Net (increase) decrease in loans made to customers                                            (18,129)              5,254
Net cash paid for business acquired                                                            (3,214)                  -
Purchase of premises and equipment                                                               (256)               (357)
Collection of receivables from securities sales                                                 2,460                   -
Proceeds from sale of foreclosed properties                                                        32                   -
                                                                                         ------------         -----------
       Net cash used in investing activities                                                  (19,010)               (638)
                                                                                         ------------         -----------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                                     1,684              (8,077)
Net increase (decrease) in federal funds purchased                                                (25)                175
Net increase in securities sold under repurchase agreements                                     1,099                 778
Net proceeds from long-term advances from Federal Home Loan Bank                                6,652               1,552
Net increase (decrease) in commercial paper                                                      (641)                372
Net decrease in other short-term borrowed funds                                                 8,300               4,500
Proceeds from issuance of common stock                                                            369               3,124
Net increase in common stock subscribed                                                             -                (326)
Repurchases of common stock                                                                      (307)               (688)
Common stock acquired by ESOP                                                                       -              (1,200)
                                                                                         ------------         -----------
       Net cash provided by financing activities                                               17,131           $     210
                                                                                         ------------         -----------

DECREASE IN CASH AND DUE FROM BANKS                                                            (1,738)                122
Cash and due from banks at beginning of period                                                  7,316               4,371
                                                                                         ------------         -----------
Cash and due from banks at end of period                                                     $  5,578           $   4,493
                                                                                         ============         ===========

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


Note 2  -  Loans

  Loans outstanding at period end:
  ------------------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                      June 30,             December 31,
                                                                                        2000                   1999
                                                                                   ----------------       ----------------
  Real estate loans                                                                      $ 123,358              $  99,961
  Commercial and industrial                                                                 29,866                 23,673
  Loans to individuals for household, family and other
    consumer expenditures                                                                   16,674                 16,445
  All other loans                                                                               26                     16
                                                                                   ----------------       ----------------
      Total                                                                              $ 169,924              $ 140,095
                                                                                   ================       ================

--------------------------------------------------------------------------------------------------------------------------

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

The banks' risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2000, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

       Commitments to extend credit                                 $   24,257
       Credit card commitments                                           5,352
       Standby letters of credit                                           477
                                                                  --------------
       Total commitments                                            $   30,086
                                                                  ==============


Note  5  - Acquisition of Anson Bank & Trust Co.

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


Comparison of Financial Condition at June 30, 2000 and December 31, 1999

As of June 30, 2000 total assets were $225.2 million, compared to $192.7 million at December 31, 1999, an increase of $32.5 million or 16.9%. This increase was provided by growth in the loan and investment portfolios of $14.0 million and by the acquisition of Anson Bancorp, Inc., consummated on January 19, 2000, which contributed $24 million to the increase in assets. At year-end 1999, the Company's balance sheet reflected approximately $3 million in additional cash on hand relative to anticipated cash needs for Y2K. Other assets at that date included $2.5 million in net proceeds receivable from the sale and purchase of securities with trade dates in December and settlements in January 2000. The effect of the disposition of these transactions reduced assets and borrowings by approximately $5.5 million in the first quarter of 2000.

The Company has experienced steady growth in loans, which increased from $140.1 million at December 31, 1999 to $169.9 million on June 30, 2000, reflecting an increase of $29.8 million. The acquisition provided $11.8 million in loans and loan growth amounted to $18.0 million, an increase of 12.8%.

During the six-month period ended June 30, 2000, deposits increased $16.0 million. The acquisition contributed $14.3 million and deposits grew by $1.7 million or 1.3%. Other funding sources and borrowings increased by $15.4 million during this period.

Shareholders' equity was $17.1 million at December 31, 1999 compared to $17.8 million at June 30, 2000, an increase of $781 thousand. This increase was the result of net income of $769 thousand, offset by an increase in the unrealized loss on securities available for sale and stock repurchases. At June 30, 2000, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.


Comparison of results of operations for the three months ended June 30, 2000 and 1999

Earnings

The second quarter of 2000 reflected good operating results with net income of $386 thousand, an increase of 3.5% when compared to earnings of $373 in the second quarter of 1999. This improvement can be primarily attributed to a 8.4% increase in net interest income due to growth in the loan and investment portfolios and improvement in fee income of $80 thousand, an increase of 19.8%.

Net Interest Income

The Company's major source of revenue is net interest income, which is the excess of interest income earned on loans and securities over interest expense paid on deposits and borrowings. Income from net interest income increased by $153 thousand or 8.4% when comparing the three-month periods presented, attributable to increased volume of interest earning assets.

Noninterest Income and Expense

Income from service charges and fees produced earnings of $485 and $405 thousand for the second quarters of 2000 and 1999, respectively, an increase of 19.8%. Other income increased by $8 thousand, compared to the prior second quarter.

For this same period, noninterest expenses amounted to $2 million compared to $1.7 million, an increase of $326 thousand or 19.6%. Salaries and benefits, the largest component of noninterest expense, increased by $168 thousand. Personnel costs increased due to additional staff to support the Company's growth, normal salary adjustments and associated benefit costs, including the acquisition of Anson. All other expenses as a group increased by $158 thousand when comparing results of the second quarter of 2000 to the same period in 1999.

Comparison of results of operations for the six months ended June 30, 2000 and 1999

Earnings

Earnings for the six months ended June 30, 2000 were $769 thousand compared to $722 thousand during this period in 1999, an increase of 6.5%. This improvement can be primarily attributed to the increase in net interest income due to growth in the loan and investment portfolios and improvement in fee income.

Net Interest Income

Net interest income increased $320 thousand or 8.9% when comparing the six-month periods presented, attributable to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, decreased from 4.70% in the six months of 1999 compared to 4.26% in the current six-month period. Factors that contributed to the decline in this ratio were: rising interest rates, competitive markets for deposit funding, interest expense on parent company debt relative to the acquisition of Anson, which carries a higher rate than the overnight funding costs of its subsidiary banks, and an increase in other borrowings.

The average rate paid on interest-bearing liabilities increased from 4.03% in 1999 to 4.74% in 2000. Interest-bearing deposits, as a percent of total interest-bearing liabilities were 76.3% at June 30, 2000 compared to 90.1% at June 30, 1999. Other funding sources increased during this period and represents 23.7% of interest-bearing liabilities in 2000 compared to 9.9% in 1999. This has a negative impact on margin as other funding sources carry a higher cost than blended deposit sources.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2000 and 1999.


             Average Balance Sheet and Net Interest Income Analysis
                        For the Six Months Ended June 30,
--------------------------------------------------------------------------------

                                               Average Level                  Income/Expense                 Rate/Yield
($ in thousands)                           2000           1999           2000           1999            2000           1999
                                        -----------    -----------    -----------    ------------    -----------    -----------

Interest-earning assets:
Loans  (1)                               $ 153,048      $ 130,569        $ 6,584         $ 5,392          8.65%          8.33%
Nontaxable loans (2)                         5,129          2,549            148              68          8.93%          8.28%
Taxable securities                          24,248         20,034            830             640          6.89%          6.44%
Nontaxable securities (2)                   13,981          5,407            398             157          8.81%          9.01%
Other  (3)                                   2,368            957             80              22          6.79%          4.64%
                                        -----------    -----------    -----------    ------------    -----------    -----------
    Total interest-earning assets          198,774        159,516          8,040           6,279          8.43%          8.09%
                                        -----------    -----------    -----------    ------------    -----------    -----------

Interest-bearing liabilities:
Interest-bearing deposits                  133,310        120,940          2,831           2,351          4.27%          3.92%
Short-term borrowings                       21,709          6,814            688             130          6.37%          3.85%
Long-term borrowings                        19,712          6,508            602             199          6.14%          6.17%
                                        -----------    -----------    -----------    ------------    -----------    -----------
    Total interest-bearing
        liabilities                        174,731        134,262          4,121           2,680          4.74%          4.03%
                                        -----------    -----------    -----------    ------------    -----------    -----------

    Net interest spread                    $24,043       $ 25,254        $ 3,919          $3,599          3.69%          4.06%
                                        ===========    ===========    ===========    ============    ===========    ===========

     Net interest margin  (2)
       (% of earning assets)                                                                              4.26%          4.70%
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

--------------------------------------------------------------------------------


Noninterest Income and Expense

Income from service charges and fees produced earnings of $987 thousand compared to $806 thousand during the first six months of 2000 and 1999, respectively, an increase of 22.5%. Other income increased by $19 thousand, compared to the prior period.

For this same period, noninterest expenses increased by $622 thousand or 18.8%. Salaries and benefits, the largest component of noninterest expense, increased by $296 thousand. Personnel costs increased due to additional staff to support the Company's growth, normal salary adjustments and associated benefit costs, including the acquisition of Anson. All other expenses as a group increased by $326 thousand when comparing results of the second quarter of 2000 to the same period in 1999.

Provision for Loan Losses

The provision for loan losses was $32 thousand during the six-month period of 2000, compared to $80 for the same period in 1999. The loan portfolio is analyzed periodically in an effort to identify potential problems before they actually occur. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the six months ended June 30, 2000 totaled $56 thousand, reflecting a ratio to average loans of .04% compared to net charge-offs of $137 thousand in the prior period.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities. Income tax expense calculated to date in 2000 totaled $213 thousand, an effective tax rate of 21.7% of pretax income compared to $314 thousand in 1999, which reflected an effective rate of 30.3%.

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

The following table summarizes non-performing assets at June 30, 2000 and December 31, 1999. Other than the amounts listed, there were no other loans that
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.


                        Schedule of Non-Performing Assets
--------------------------------------------------------------------------------

   (In thousands)                                                             June 30,          December 31,
                                                                                 2000               1999
                                                                         ----------------    ----------------
   Nonaccrual loans                                                              $   172             $   317
   Loans past due 90 days or more and still accruing                                  44                  26
   Other real estate owned, net                                                       85                 114
   Renegotiated troubled debt                                                          -                   -
                                                                         ----------------    ----------------
     Total non-performing assets                                                 $   301             $   457
                                                                         ================    ================

   Non-performing assets as a percentage of gross loans                             .18%                .33%

-------------------------------------------------------------------------------------------------------------

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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $16.0 million at June 30, 2000, established borrowing relationships with the Federal Home Loan Bank totaling approximately $49.2 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition the parent company has a line of credit of $4.5 million and issues commercial paper. Total debt from these sources aggregated $55.4 million at June 30, 2000, compared to $40.0 million at December 31, 1999.

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


                           Part II - Other Information


Item 4.   Submission Of Matters To Vote Of Security Holders

The Company's annual meeting of shareholders was held on Tuesday, May 2, 2000 in Albemarle, North Carolina. Proposals listed in the proxy Statement dated April 7, 2000, (1) to elect six directors of the Company, (2) to amend the Articles of Incorporation to authorize the issuance of preferred stock, and (3) to ratify the appointment of the Company's independent public accountants for 2000, were approved by the shareholders as proposed. There were no other matters submitted for vote of the shareholders at this meeting.


Item 6.  Exhibits and Reports On Form 8-K

          a.   Exhibits - Exhibit 27 - Financial Data Schedule

          b.   Reports on Form 8-K

               None





                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.



                                          UWHARRIE CAPITAL CORP
                                          (Registrant)





Date   August 9, 2000                     By:
      ----------------------

                                              /s/ Roger L. Dick
                                          --------------------------------------
                                          Roger L. Dick
                                          President and Chief Executive Officer



                                              /s/ Barbara S. Williams
                                          --------------------------------------
                                          Barbara S. Williams
                                          Senior Vice President-Finance