Form 10QSB
period 2000-09-30
UWHARRIE CAPITAL CORP
filed 2000-11-13
CIK 898171

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No_____
    -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                              Outstanding at October 31, 2000
-------------------                              -------------------------------
Common stock, par value $1.25 per share          5,579,004 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes _____        No  X
                   -----

                    UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                          PAGE
Part 1      Financial Information

Item 1      Financial Statements

            Consolidated Statements of Financial Condition
            September 30, 2000 and December 31, 1999                                        3

            Consolidated Statements of Income for the Three Months and the
            Nine Months Ended September 30, 2000 and 1999                                   4

            Consolidated Statements of Changes in Shareholders' Equity for the
            Nine Months Ended September 30, 2000                                            5

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2000 and 1999                                               6

            Notes to Consolidated Financial Statements                                      7

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                       9


Part II     Other Information

Item 4      Submission of Matters to Vote of Security Holders                              14

Item 6      Exhibits and Reports on Form 8-K                                               14


Signatures                                                                                 14

Exhibit 27  Financial Data Schedule for the Nine Months Ended September 30, 2000           15

                       Part I  -  Financial Information

Item 1.   Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     September 30,            December 31,
                                                                                       2000                   1999 (*)
ASSETS                                                                              (unaudited)
                                                                               -------------------     -------------------
Cash and due from banks                                                                   $  5,347                $  7,316
Interest-bearing deposits with banks                                                           780                     383
Securities available for sale:
 U.S. Treasury                                                                                 994                   1,988
 U.S. Government agencies                                                                   19,231                  17,081
 State and political subdivisions                                                           14,657                  14,004
 Other securities                                                                            3,745                   2,654
                                                                               -------------------     -------------------
  Total securities                                                                          38,627                  35,727
                                                                               -------------------     -------------------
Federal funds sold                                                                               -                       -
Loans (Note 2)                                                                             171,773                 140,095
 Less:  Allowance for loan losses                                                            1,028                   1,003
                                                                               -------------------     -------------------
 Loans, net                                                                                170,745                 139,092
                                                                               -------------------     -------------------
Premises and equipment, net                                                                  4,170                   3,358
Interest receivable                                                                          1,467                   1,104
Other assets                                                                                 4,569                   5,737
                                                                               -------------------     -------------------
  Total assets                                                                            $225,705                $192,717
                                                                               ===================     ===================

LIABILITIES
Deposits:
 Demand deposits                                                                          $ 17,420                $ 17,063
 Money market and NOW accounts                                                              30,568                  32,442
 Savings deposits                                                                           40,533                  34,001
 Time deposits $100,000 and over                                                            18,377                  18,484
 Other time deposits                                                                        44,249                  32,833
                                                                               -------------------     -------------------
  Total deposits                                                                           151,147                 134,823
                                                                               -------------------     -------------------
Federal funds purchased                                                                      5,000                   2,725
Securities sold under repurchase agreements                                                  3,116                   2,856
Commercial paper                                                                             3,958                   2,958
Other short-term borrowed funds                                                             18,500                  13,200
Long-term debt                                                                              23,804                  18,251
Interest payable                                                                               392                     220
Other liabilities                                                                            1,205                     623
                                                                               -------------------     -------------------
  Total liabilities                                                                        207,122                 175,656
                                                                               -------------------     -------------------
Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
  issued and outstanding: 5,581,229 and 5,545,607 shares, respectively                       6,977                   6,932
Additional paid-in capital                                                                   6,206                   6,319
Common stock subscriptions receivable                                                          (49)                   (204)
Common stock acquired by ESOP                                                               (1,168)                 (1,168)
Undivided profits                                                                            6,578                   5,406
Accumulated other comprehensive income (loss)                                                   39                    (224)
                                                                               -------------------     -------------------
  Total shareholders' equity                                                                18,583                  17,061
                                                                               -------------------     -------------------
   Total liabilities and shareholders' equity                                             $225,705                $192,717
                                                                               ===================     ===================

See accompanying notes.

(*)  Derived from audited financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                            Three Months Ended                        Nine Months Ended
                                                             September 30,                            September 30,
                                                        2000                1999               2000               1999
                                                   ---------------     ---------------    ---------------    ---------------
INTEREST INCOME:
 Interest on loans                                      $    3,824          $    2,840         $   10,556         $    8,300
 Interest on securities:
  U.S. Treasury                                                 13                  29                 56                127
  U.S. Government agencies                                     345                 337              1,027                838
  State and political subdivisions                             205                  78                604                235
  Other securities                                              63                  32                167                 73
 Other interest income                                           9                  11                 63                 33
                                                   ---------------     ---------------    ---------------    ---------------
  Total interest income                                      4,459               3,327             12,473              9,606

INTEREST EXPENSE:
 Interest on deposits                                        1,533               1,100              4,365              3,451
 Interest borrowed funds                                       858                 360              2,121                689
                                                   ---------------     ---------------    ---------------    ---------------
  Total interest expense                                     2,391               1,460              6,486              4,140

NET INTEREST INCOME                                          2,068               1,867              5,987              5,466

Provision for loan losses                                       48                   -                 80                 80
                                                   ---------------     ---------------      -------------     --------------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                             2,020               1,867              5,907              5,386
                                                   ---------------     ---------------      -------------     --------------

NONINTEREST INCOME:
 Service charges on deposit accounts                           317                 274                859                786
 Other service fees and commissions                            293                 199                738                493
 Other income(loss)                                            167                 (56)               211                (31)
                                                   ---------------     ---------------      -------------     --------------
  Total noninterest income                                     777                 417              1,808              1,248
                                                   ---------------     ---------------      -------------     --------------

NONINTEREST EXPENSE:
 Salaries, wages and employee benefits                       1,308                 944              3,471              2,811
 Occupancy expenses                                             96                  71                272                209
 Equipment expense                                             157                 143                440                413
 Data processing                                               158                 121                401                346
 Other expenses                                                542                 462              1,613              1,276
                                                   ---------------     ---------------      -------------     --------------
  Total noninterest expense                                  2,261               1,741              6,197              5,055
                                                   ---------------     ---------------      -------------     --------------

INCOME BEFORE INCOME TAXES                                     536                 543              1,518              1,579
Provision for income taxes                                     133                 170                346                484
                                                   ---------------     ---------------      -------------     --------------

NET INCOME                                              $      403          $      373         $    1,172         $    1,095
                                                   ===============     ===============      =============     ==============

Net Income Per Common Share
 Basic                                                  $      .08          $      .07         $      .22         $      .21
 Assuming dilution                                      $      .07          $      .07         $      .21         $      .21
Weighted Average Shares Outstanding
 Basic                                                   5,341,489           5,287,206          5,325,349          5,249,464
 Effect of dilutive stock options                           94,575             138,538            127,647             80,085
                                                   ---------------     ---------------      -------------     --------------
 Assuming dilution                                       5,436,064           5,425,744          5,452,996          5,329,549
                                                   ===============     ===============      =============     ==============

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)

                                                                                                             Accumulated
                                                    Additional    Common Stock                                     Other
                                           Common      Paid-in   Subscriptions    ESOP Notes   Undivided   Comprehensive
                                            Stock      Capital      Receivable    Receivable     Profits          Income      Total
                                            -----      -------      ----------    ----------     -------          ------      -----
Balance, December 31, 1999               $  6,932     $  6,319         $  (204)    $ (1,168)   $  5,406        $  (224)    $ 17,061

Comprehensive income

     Net income                                 -            -               -            -       1,172              -        1,172

     Net increase (decrease) in fair
            value of securities
             available
             for sale                           -            -               -            -           -            263          263
                                                                                                                        ------------
     Total comprehensive income                                                                                               1,435
                                                                                                                        ------------

Common stock issued pursuant to:
     Stock options exercised                  133          189               -            -           -              -          322

Repurchase of common stock                    (88)        (302)              -            -           -              -         (390)

Collections of subscriptions receivable         -            -             155            -           -              -          155

                                        --------------------------------------------------------------------------------------------
Balance, September 30, 2000              $  6,977     $  6,206         $   (49)    $ (1,168)   $  6,578        $    39     $  18,583
                                        ============================================================================================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                 Nine Months Ended
                                                                                       September 30,           September 30,
                                                                                            2000                    1999
                                                                                     -----------------       -----------------
OPERATING ACTIVITIES
Net income                                                                               $      1,172            $      1,095
Adjustments to reconcile net income to net cash provided by operations:
  Depreciation                                                                                    302                     254
  Amortization of investment discounts and premiums, net                                            2                     (13)
  Provision for loan losses                                                                        80                      80
  (Gain) loss on sale of securities available for sale                                              -                      (3)
  (Gain) loss on sale of foreclosed real estate                                                    (3)                      -
  (Gain) loss on sale of mortgage loans                                                          (166)                      -
Changes in assets and liabilities:
  Interest receivable                                                                            (327)                   (133)
  Other assets                                                                                    106                    (495)
  Interest payable                                                                                120                       -
  Accrued and other liabilities                                                                  (577)                    145
                                                                                     -----------------       -----------------
      Net cash provided by operating activities                                                   709                     930
                                                                                     -----------------       -----------------

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks                                  (396)                      -
Proceeds from sales of securities available for sale                                            2,358                     455
Proceeds from maturities of securities available for sale                                       8,200                   7,095
Purchase of securities available for sale                                                      (8,260)                (13,830)
Net decrease in federal funds sold                                                                  -                   1,950
Net (increase) decrease in loans made to customers                                            (25,519)                 (6,777)
Net cash paid for business acquired                                                            (3,214)                      -
Purchase of premises and equipment                                                               (472)                   (808)
Collection of receivables from securities sales                                                 2,460                       -
Proceeds from sale of mortgage loans                                                            5,604                       -
Proceeds from sale of foreclosed properties                                                        32                       -
                                                                                     -----------------       -----------------
      Net cash used in investing activities                                                   (19,207)                (11,915)
                                                                                     -----------------       -----------------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                                     2,055                  (5,423)
Net increase in federal funds purchased                                                         2,275                   1,600
Net increase (decrease) in securities sold under repurchase agreements                            260                    (223)
Net proceeds from long-term advances from Federal Home Loan Bank                                5,553                  11,453
Net increase in commercial paper                                                                1,000                     663
Net increase in other short-term borrowed funds                                                 5,300                   1,197
Proceeds from issuance of common stock                                                            477                   3,158
Net increase in common stock subscribed                                                             -                    (270)
Repurchases of common stock                                                                      (391)                   (860)
Common stock acquired by ESOP                                                                       -                  (1,200)
                                                                                     -----------------       -----------------
      Net cash provided by financing activities                                                16,529                  10,095
                                                                                     -----------------       -----------------

DECREASE IN CASH AND DUE FROM BANKS                                                            (1,969)                   (890)
Cash and due from banks at beginning of period                                                  7,316                   4,852
                                                                                     -----------------       -----------------
Cash and due from banks at end of period                                                 $      5,347            $      3,962
                                                                                     =================       =================

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles and all material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period classifications.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company's 1999 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


Note 2  -  Loans

 Loans outstanding at period end:
---------------------------------------------------------------------------------------------------------
 (in thousands)                                                      September 30,         December 31,
                                                                         2000                  1999
                                                                   -----------------     ----------------
 Real estate loans                                                      $   127,102           $    99,961
 Commercial and industrial                                                   28,419                23,673
 Loans to individuals for household, family and other
  consumer expenditures                                                      16,184                16,445
 All other loans                                                                 68                    16
                                                                   -----------------     ----------------
    Total                                                               $   171,773           $   140,095
                                                                   ================      ================

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

The banks' risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2000, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

     Commitments to extend credit                     $   23,379
     Credit card commitments                               5,799
     Standby letters of credit                             1,998
                                                     ------------
     Total commitments                                $   31,176
                                                     ============

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

Overview of Operating Results

For both the three-month and nine-month periods ended September 30, 2000, the Company's operating results have been impacted by certain significant factors. The current year includes the operations of the Company's new wholly-owned subsidiary, Anson Bank & Trust, the effects of a narrowing of the interest rate spread and the impact on the provision for income taxes of the investment portfolio restructuring undertaken at the end of 1999. Anson provided a substantial part of the increase in net interest income, but the narrowing interest rate margin has largely offset the effects of internally generated growth. Anson also accounts for approximately one-half of the increase in non-interest expenses. The Company has invested significantly to enable Anson to achieve growth and long-term profitability, making current expenditures for personnel, marketing and other costs and expenses that reduce Anson's current profitability. Since acquisition, Anson has generated net losses of $24 thousand and $69 thousand, respectively, for the current three-month and nine-month periods. While Anson has not contributed to the increase in profitability in 2000, the portfolio restructuring clearly has, as the Company's income tax provisions for both the three month and nine month periods is significantly lower than for the corresponding prior year periods.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

As of September 30, 2000 total assets were $225.7 million, compared to $192.7 million at December 31, 1999, an increase of $33.0 million or 17.1%. This increase was provided by growth in the loan and investment portfolios of $14.5 million and by the acquisition of Anson Bancorp, Inc., consummated on January 19, 2000, which contributed $24 million to the increase in assets. At year-end 1999, the Company's balance sheet reflected approximately $3 million in additional cash on hand relative to anticipated cash needs for Y2K. Other assets at that date included $2.5 million in net proceeds receivable from the sale and purchase of securities with trade dates in December and settlements in January 2000. The effect of the disposition of these transactions reduced assets and borrowings by approximately $5.5 million in the first quarter of 2000.

The Company has experienced steady growth in loans, which increased from $140.1 million at December 31, 1999 to $171.8 million on September 30, 2000, reflecting an increase of $31.7 million. The acquisition of Anson provided $11.8 million in loans and loan growth amounted to $19.9 million, an increase of 14.2%.

During the nine-month period ended September 30, 2000, deposits increased $16.3 million. The acquisition contributed $14.3 million and deposits grew by $2.0 million or 1.5%. Other funding sources and borrowings increased by $14.4 million during this period.

Shareholders' equity was $17.1 million at December 31, 1999 compared to $18.6 million at September 30, 2000, an increase of $1.5 million. This increase was the result of net income of $1.1 million and improvement in the unrealized gain
(loss) on securities available for sale and stock repurchases. At September 30, 2000, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.


Comparison of results of operations for the three months ended September 30, 2000 and 1999

Earnings

The third quarter of 2000 reflected good operating results with net income of $403 thousand, an increase of 8.0% when compared to earnings of $373 in the third quarter of 1999. This improvement can be attributed to an increase in net interest income due to growth and the acquisition of Anson, improvement in fee income, lower effective tax rate and net gains recognized on sale of conforming mortgage loans.


Net Interest Income

The Company's major source of revenue is net interest income, which is the excess of interest income earned on loans and securities over interest expense paid on deposits and borrowings. Income from net interest income increased by $201 thousand or 10.8% when comparing the three-month periods presented, attributable to increased volume of interest earning assets.


Noninterest Income and Expense

Income from service charges and fees produced earnings of $610 thousand and $473 thousand for the third quarters of 2000 and 1999, respectively, an increase of 29.0%.

The increase in other income of $167 thousand, compared to the prior third quarter includes gains from the sale of conforming mortgage loans.

For this same period, noninterest expenses amounted to $2.3 million compared to $1.7 million, an increase of $520 thousand or 29.9%. This can be attributed mainly to an increase of $364 thousand in salaries and benefits, the largest component of noninterest expense, which represented 70% of the total increase. The personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs, including the acquisition of Anson. All other expenses as a group increased by $156 thousand when comparing results of the third quarter of 2000 to the same period in 1999.


Comparison of results of operations for the nine months ended September 30, 2000 and 1999

Earnings

Earnings for the nine months ended September 30, 2000 were $1,172 thousand compared to $1,095 thousand during this period in 1999, an increase of 7.0%. This improvement can be attributed to an increase in net interest income due to growth and the acquisition of Anson, improvement in fee income, lower effective tax rate and net gains recognized on sale of conforming mortgage loans.

Net Interest Income

Net interest income increased $521 thousand or 9.5% when comparing the nine-month periods presented, which is attributable to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, decreased from 4.73% in the nine months of 1999 compared to 4.26% in the current nine-month period. Factors that contributed to the decline in this ratio were: rising interest rates, competitive markets for deposit funding, interest expense on parent company debt relative to the acquisition of Anson, which carries a higher rate than the overnight funding costs of its subsidiary banks, and an increase in other borrowings.

The average rate paid on interest-bearing liabilities increased from 4.11% in 1999 to 4.85% in 2000. Interest-bearing deposits, as a percent of total interest-bearing liabilities was 74.7% at September 30, 2000 compared to

88.5% at September 30, 1999. Other funding sources increased during this period and represents 25.3% of interest-bearing liabilities in 2000 compared to 11.5% in 1999. This has a negative impact on margin as other funding sources generally carry a higher cost than blended deposit sources.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2000 and 1999.

            Average Balance Sheet and Net Interest Income Analysis
                    For the Nine Months Ended September 30,
--------------------------------------------------------------------------------

                                            Average Level          Income/Expense            Rate/Yield
($ in thousands)                          2000        1999        2000        1999        2000        1999
                                        ---------   ---------   ---------   ---------   ---------   ---------
Interest-earning assets:
Loans  (1)                               $157,029    $129,428     $10,336      $8,187        8.79%       8.46%
Nontaxable loans (2)                        5,102       2,790         220         113        8.86%       8.33%
Taxable securities                         24,319      21,469       1,250       1,038        6.87%       6.46%
Nontaxable securities (2)                  14,115       5,352         604         235        8.78%       9.03%
Other (3)                                   1,175         800          63          33        7.16%       5.51%
                                        ---------   ---------   ---------   ---------   ---------   ---------
   Total interest-earning assets          201,740     159,839      12,473       9,606        8.55%       8.19%
                                        ---------   ---------   ---------   ---------   ---------   ---------

Interest-bearing liabilities:
Interest-bearing deposits                 133,453     119,221       4,365       3,451        4.37%       3.87%
Short-term borrowings                      23,864       8,357       1,118         361        6.26%       5.78%
Long-term borrowings                       21,440       7,165       1,003         328        6.25%       6.12%
                                        ---------   ---------   ---------   ---------   ---------   ---------
   Total interest-bearing
       liabilities                        178,757     134,743       6,486       4,140        4.85%       4.11%
                                        ---------   ---------   ---------   ---------   ---------   ---------

   Net interest spread                   $ 22,983    $ 25,096     $ 5,987      $5,466        3.70%       4.08%
                                        =========   =========   =========   =========   =========   =========

     Net interest margin (2)
       (% of earning assets)                                                                 4.26%       4.73%
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

--------------------------------------------------------------------------------


Noninterest Income and Expense

Income from service charges and fees produced earnings of $1.6 million compared to $1.3 million during the first nine months of 2000 and 1999, respectively, an increase of 24.9%. Other income for current period amounted to $211 thousand comprised mainly of recognition of gains from the sale of conforming mortgage compared to a loss of $31 thousand during this period in 1999.

For this same period, noninterest expenses increased by $1.1 million or 22.6%. Salaries and benefits, the largest component of noninterest expense, increased by $660 thousand. Personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs, including the acquisition of Anson. All other expenses as a group increased by $482 thousand when comparing results of the first nine months of 2000 to the same period in 1999.

Provision for Loan Losses

The provision for loan losses was $80 thousand during the nine-month periods of 2000 and 1999. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the nine months ended September 30, 2000 totaled $159 thousand, reflecting a ratio to average loans of .10% compared to net charge-offs of $286 thousand or .21% in the prior period.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2000 totaled $346 thousand, an effective tax rate of 22.8% of pretax income compared to $484 thousand in 1999, which reflected an effective rate of 30.7%.

During the fourth quarter of 1999, the Company implemented a tax savings transaction that resulted in realized losses from sales of investment securities. The proceeds from the sale of taxable securities were reinvested principally in non-taxable municipal securities, which has resulted in increased
interest income, primarily non-taxable income.   The reduction in taxes,
reflected in the effective tax rate, is a result of this transaction.

Non-performing assets

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more; restructured loans, other real estate, and other real estate under contract for sale. While non-performing assets represent potential losses to the Company, management does not anticipate any aggregate material losses since most loans are believed to be adequately secured.

The following table summarizes non-performing assets at September 30, 2000 and December 31, 1999. Other than the amounts listed, there were no other loans that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.



                                      Schedule of Non-Performing Assets
-------------------------------------------------------------------------------------------------------------
     (In thousands)                                                          September 30,    December 31,
                                                                                 2000             1999
                                                                             ------------     ------------
     Non-accrual loans                                                              $ 369            $ 317
     Loans past due 90 days or more and still accruing                                 25               26
     Other real estate owned, net                                                      85              114
     Renegotiated troubled debt                                                         -                -
                                                                             ------------     ------------
     Total non-performing assets                                                    $ 479            $ 457
                                                                             ============     ============

     Non-performing assets as a percentage of gross loans                             .28%             .33%

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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $17.0 million at September 30, 2000, established borrowing relationships with the Federal Home Loan Bank totaling approximately $50.5 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition the parent company has a line of credit of $4.5 million and issues commercial paper. Total debt from these sources aggregated $54.4 million at September 30, 2000, compared to $40.0 million at December 31, 1999.

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

          None during the third quarter ended September 30, 2000.


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



                                   UWHARRIE CAPITAL CORP
                                   (Registrant)



Date November 9, 2000              By:
     --------------------------

                                        /s/ Roger L. Dick
                                   ---------------------------------------
                                   Roger L. Dick
                                   President and Chief Executive Officer



                                        /s/ Barbara S. Williams
                                   ---------------------------------------
                                   Barbara S. Williams
                                   Senior Vice President-Finance