Form 10KSB
period 2000-12-31
UWHARRIE CAPITAL CORP
filed 2001-03-26
CIK 898171

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - KSB

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2000
                               -----------------

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ___________

                        Commission file number 0-22062
                                               -------

                             Uwharrie Capital Corp
                            167 North Second Street
                        Albemarle, North Carolina 28001
                                (704) 983-6181

          North Carolina                                  56-1814206
          ---------------                                 ----------
      (State of incorporation)                 (IRS Employer Identification No.)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None
                                     ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $1.25 Par Value
                         -----------------------------

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

The Registrant's revenues for the year ended December 31, 2000 were $19,826,303.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sale price of the common stock in recent transactions was $32,850,768. Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of March 12, 2001, the Registrant had 5,741,783 shares of common stock outstanding.

                      Documents Incorporated By Reference

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant's definitive Proxy Statement dated March 27, 2001 are incorporated by reference into Part III.

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one)         Yes ( ) No (X)

                       FORM 10-KSB CROSS REFERENCE INDEX
                       ---------------------------------

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

     Key
     ---

     AR        Annual Report to Shareholders for the fiscal year ended December
               31, 2000.

     Proxy Proxy Statement dated March 27, 2001 for the Annual Meeting of Shareholders to be held April 24, 2001.

     10-KSB    10-KSB for the fiscal year ended December 31, 2000

                                                                                 Document
                                                                                 --------
Part I

Item 1.   Business.........................................................  Page  3   10-KSB
Item 2.   Properties.......................................................  Page 13   10-KSB
Item 3.   Legal Proceedings................................................  Page 13   10-KSB
Item 4.   Submission of Matters to a Vote of Security Holders..............  Page 13   10-KSB

Part II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters............................................  Page  4       AR
Item 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  Page 31       AR
Item 7.   Financial Statements and Supplementary Data......................  Page  6       AR
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................  Page 13   10-KSB

Part III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;
            Compliance with Section 16(a) of Exchange Act..................  Page  4    Proxy
Item 10.  Executive Compensation...........................................  Page  8    Proxy
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management.....................................................  Page  2    Proxy
Item 12.  Certain Relationships and Related Transactions...................  Page 10    Proxy

Part IV

Item 13.  Exhibits and Reports on Form 8-K
          (a)    Exhibits..................................................  Page 14   10-KSB
          (b)    Reports on Form 8-K.......................................  Page 14   10-KSB

                                    PART I

Item 1.   Description of Business

Uwharrie Capital Corp (the "Company") is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly ("Stanly"), a North Carolina commercial bank chartered on September 28, 1983 and its two wholly-owned subsidiaries, The Strategic Alliance Corporation ("Strategic Alliance") and BOS Agency, Inc. ("BOS Agency"). Stanly also currently owns a fifty percent interest in Corporate Data Services Inc., a North Carolina corporation that provides operations and data processing services. The Company formed a new subsidiary, Strategic Investment Advisors, Inc., during 1999 to provide investment advisory and asset management services.

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of Uwharrie Capital Corp. The Savings Bank operates under the name Anson Bank & Trust Co. ("Anson" or together with Stanly, the "Banks").

On August 4, 2000, Stanly acquired another subsidiary, Gateway Mortgage, Inc. ("Gateway"), a mortgage brokerage company.

The Company and its subsidiaries are located in Stanly County and Anson County, which make up the Company's primary service area. However, the Company intends to prudently expand its service area to include the entire Uwharrie Lakes Region of North Carolina.

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

At December 31, 2000 the Company and related subsidiaries had 82 full-time and 41 part-time employees.

Business of the Banks

Stanly is a North Carolina chartered commercial bank incorporated in 1983 and commenced banking operations on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates four other banking offices located in Stanly County, North Carolina. Stanly is the only commercial bank headquartered in Stanly County.

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. Stanly provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. Stanly's lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. Stanly also offers

Internet Banking, 24-Hour Telephone Banking, and issues Visa(R) Check Card, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at four branches of Stanly and at the automated teller machines of other banks linked to the STAR(R) or CIRRUS(R) networks. Stanly is licensed to offer MasterCard(R) credit cards. Stanly does not provide the services of a trust department.

Anson, acquired by the Company on January 19, 2000, was originally chartered in 1889 as Anson Building and Loan Association, a North Carolina chartered mutual savings institution. Later changed to Anson Savings Bank, it was converted to a stock chartered institution in June, 1998. As a subsidiary of the Company, Anson provides the same level of financial services listed above to the Anson County market. Its main office and banking location is 211 S. Green Street in Wadesboro, North Carolina.

Non-bank Subsidiaries

Stanly has three wholly-owned subsidiaries, BOS Agency, Strategic Alliance and Gateway. BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the Securities and Exchange Commission and licensed by the National Association of Securities Dealers ("NASD") as a securities broker-dealer. Gateway is a mortgage brokerage company, acquired by Stanly in 2000, which offers a wide array of non-conforming mortgage programs and provides a market presence in the fast-growing Cabarrus County market.

The Company has one non-bank subsidiary, Strategic Investment Advisors Inc., which is registered as an investment advisor with the State of North Carolina. It began operations on April 1, 1999 and provides portfolio management services to customers in the Uwharrie Lakes Region.

Data Processing Joint Venture

During 1992 Stanly entered into a joint venture agreement with two other banks to form Corporate Data Services, Inc. ("CDS"), a North Carolina corporation that provides operations and data processing services for community banks. The Bank's ownership in this venture increased from one-third to one-half during 1995 due to a merger involving one of the owners and the subsequent forfeiture of their stock. The Bank's investment in CDS at December 31, 2000 amounted to $240,000. The Bank has entered into an agreement whereby it will sell its fifty percent ownership to the other fifty percent owner over the next six month period.

Competition

Commercial banking in North Carolina is extremely competitive, due in large part to statewide branching. The Company encounters significant competition from a number of sources, including other bank holding companies, commercial banks, thrift and savings and loan institutions, credit unions, and other financial institutions and financial intermediaries.

Among commercial banks, Stanly and Anson compete in their market areas with some of the largest banking organizations in the state, several of which have hundreds of branches in North Carolina and billions of dollars in assets. Moreover, competition is not limited to financial institutions based in North Carolina. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company's competitors. Consequently, some competitors have substantially higher lending limits due to their greater total capitalization, and may perform functions for their customers that the Company currently does not offer. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially and adversely affect its business, results of operations and financial condition.

Each banking entity depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

Exposure to Local Economic Conditions.

The Company's success is dependent to a significant extent upon economic conditions in Stanly and Anson Counties, and more generally, in the Uwharrie Lakes Region. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company's control. Economic recession over a prolonged period or other economic dislocation in Stanly and Anson Counties and the Uwharrie Lakes Region could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company's market area would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Regulation of the Company

Federal Regulation. The Company is subject to examination, regulation and
------------------
periodic reporting under the Bank Holding Company Act of 1956, as amended, (the "BHC Act"), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of the Company with another bank holding company, or the acquisition by the Company of the stock or assets of another bank, or the assumption of liability by the Company to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the BHC

Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHC Act and/or the North Carolina Banking Commission may be required.

The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

The status of the Company as a registered bank holding company under the BHC Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

    -  making or servicing loans;
    -  performing certain data processing services;
    -  providing discount brokerage services;
    -  acting as fiduciary, investment or financial advisor;
    -  leasing personal or real property;
    - making investments in corporations or projects designed primarily to promote community welfare; and acquiring a savings and loan association.

In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines
--------------------
in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

    -  a leverage capital requirement expressed as a percentage of total assets;

    - a risk-based requirement expressed as a percentage of total risk-weighted assets; and

    -  a Tier 1 leverage requirement expressed as a percentage of total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 6%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"), to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and
(c) the application of revised conversion factors and netting rules on the institution's potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies' standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that the Company maintains as a separate subsidiary a depository institution in addition to the Banks.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Banks, the Company, any subsidiary of the Company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under FDICIA.

Branching

Under the Riegle Act, the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina "opted-in" to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Regulation of the Banks

The Banks are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and the Banks.

State Law. The Banks are subject to extensive supervision and regulation by the
---------
State of North Carolina. Stanly is supervised by the North Carolina Commissioner of Banks (the "Commissioner") and Anson is supervised by the North Carolina Savings Institution Administrator (the "Administrator"). The Commissioner and Administrator oversee state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner and Administrator supervise and perform periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner and Administrator describing in detail the resources, assets, liabilities and financial condition of the Banks. Among other things, the Commissioner and Administrator regulate mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a members institution of the FDIC, the Banks' deposits are
-----------------
insured up to a maximum of $100,000 per depositor. Stanly's deposits are insured through the Bank Insurance Fund, ("BIF") and Anson's deposits are insured by the Savings Association Insurance Fund ("SAIF") which also is administered by the FDIC. Each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.

Capital Requirements. The federal banking regulators have adopted certain
--------------------
risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2000, Stanly was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 11.64% and 12.79% respectively. As of December 31, 2000, Anson was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 21.68% and 22.93% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under FDICIA described below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised
------
the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

    * publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

    * the establishment of uniform accounting standards by federal banking agencies,

    * the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

    *  additional grounds for the appointment of a conservator or receiver, and

    * restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Miscellaneous. The dividends that may be paid by the Banks are subject to legal
-------------
limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Banks' capital surplus is at least 50% of its paid-in capital.

The earnings of the Banks will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

Community Reinvestment Act. The Banks are subject to the provisions of the
--------------------------
Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessments of the Banks' records are made available to the public. Such an assessment is required of any bank that has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank's loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Banks' assessment areas; the Banks' record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Banks' loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Banks' record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

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

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank's record of performance may be the basis for denying or conditioning the approval of an application.

Change of Control

State and federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company or bank by tender offer or similar means than it might be to acquire control of another type of corporation.

Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved such proposed acquisition. A person will be deemed to have acquired "control" of the bank holding company or the bank if he, she or it, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy.

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank's voting securities; the bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank, the Company is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve which acts as the nation's central bank can directly affect money supply and, in general, affect bank's lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are not members of the Federal Reserve System but are subject to reserve requirements imposed by the Federal Reserve on non-member banks. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Recent Legislative Developments

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, will allow a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), was enacted which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund (the "SAIF") and to assure payment of the Financing Corporation (the "FICO") obligations. All of the Banks' deposits are insured by the FDIC's BIF. Under the Growth Act, banks with deposits that are insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The Growth Act stipulates that the BIF assessment rate to contribute toward the FICO obligations must be equal to one-fifth the SAIF assessment rate through year-end 2000, or until the insurance funds are merged, whichever occurs first. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $0.0126 per $100 of BIF-insured deposits for each year from 1997 through 2000 when the obligation of BIF-insured institutions increases to approximately $0.0240 per $100 of BIF-insured deposits per year through the year 2019, subject in all cases to adjustments by the FDIC on a quarterly basis. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible non-bank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing the regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act and the Home Savings Mortgage Disclosure Act.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company's operations.

Item 2.   Properties

The Company's executive office is located at 134 North First Street, Albemarle, North Carolina and the Company leases a facility at 130-132 North First Street in Albemarle, which is sub-leased to a local non-profit organization and to the Bank's subsidiary, The Strategic Alliance Corporation. The Company owns two other commercial buildings located on Main Street in downtown Albemarle, North Carolina.

Stanly's Main Office is located at 167 North Second Street, Albemarle, North Carolina. Stanly has leased a portion of the Main Office facility since it opened in 1984, and its administrative and executive offices occupy an adjoining building, purchased in 1991. Stanly purchased a commercial building and parking lot adjacent to its Main Office in Albemarle in 1988, which it holds for future expansion.

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

All of Stanly's existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office in Albemarle, which does not have a drive-up facility.

Anson owns its banking facility located at 211 S. Green Street, Wadesboro, North Carolina.


Item 3.   Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                    PART II

Items 5 through 7.

Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                   PART III

Items 9 through 12.

Incorporated by reference to the Company's definitive proxy statement dated March 27, 2001.

                                    PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Financial Statements.
         The following consolidated financial statements of the Registrant are incorporated herein by reference from the indicated pages of the Registrant's 2000 Annual Report to Shareholders.

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

              Exhibit
              Number                    Description of Exhibit
              -----------------------------------------------------------------
               3 (a)     *  Registrant's Articles of Incorporation
               3 (b)     *  Registrant's By-laws
               10        *  Incentive Stock Option Plan, as amended * *
               13           2000 Annual Report to Shareholders (filed herewith)
               21           Subsidiaries of the Registrant (filed herewith)
               23       **  Employee Stock Ownership Plan and Trust ****
               99           Registrant's definitive proxy statement * * *

           * Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (Reg. No. 33-58882)

          **  Denotes a management contract or compensatory plan or arrangement.

         ***  To be filed with the Commission pursuant to Rule 14a-6 (b).

        ****  Previously filed with 1999 10KSB.

(b)  Reports on Form 8-K.

     The Registrant did not file a Current Report on Form 8-K during the three months ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UWHARRIE CAPITAL CORP

March 21, 2001                        By:                             /s/
                                          -------------------------------
                                          Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          /s/                                    March 21, 2001
-------------------------------
Roger L. Dick
Chief Executive Officer


                          /s/                                    March 21, 2001
-------------------------------
Ronald B. Davis
President

                          /s/                                    March 21, 2001
-------------------------------
Barbara S. Williams,
Senior Vice President

                          /s/                                    March 21, 2001
-------------------------------
Cynthia H. Beane, Director

                          /s/                                    March 21, 2001
-------------------------------
Joe S. Brooks, Director

                          /s/                                    March 21, 2001
-------------------------------
Ronald T. Burleson, Director

                          /s/                                    March 21, 2001
-------------------------------
Bill C. Burnside, D.D.S., Director

                          /s/                                    March 21, 2001
-------------------------------

Gail C. Burris, Director

                          /s/                                    March 21, 2001
-------------------------------

David M. Jones, D.V.M., Director

                          /s/                                    March 21, 2001
-------------------------------
Kyle H. Josey, Director

                          /s/                                    March 21, 2001
-------------------------------
James F. Link, D.V.M., Director

                          /s/                                    March 21, 2001
-------------------------------
Joyce H. Little, Director

                          /s/                                    March 21, 2001
-------------------------------
W. Chester Lowder, Director

                          /s/                                    March 21, 2001
-------------------------------
Buren Mullis, Director

                          /s/                                    March 21, 2001
-------------------------------
John P. Murray, M.D., Director

                          /s/                                    March 21, 2001
-------------------------------
Kent E. Newport, Director

                          /s/                                    March 21, 2001
-------------------------------
Catherine A. Pickler, Director

                          /s/                                    March 21, 2001
-------------------------------
George T. Reaves, Director

                          /s/                                    March 21, 2001
-------------------------------
A. James Russell, Director

                          /s/                                    March 21, 2001
-------------------------------
B. A. Smith, Jr., Director

                          /s/                                    March 21, 2001
-------------------------------
Douglas V. Waddell, Director

                                 EXHIBIT INDEX

               Exhibit
               Number                          Description
              ---------            ----------------------------------
                 13                2000 Annual Report to Shareholders


                 21                Subsidiaries of the Registrant