Form 10QSB
period 2001-03-31
UWHARRIE CAPITAL CORP
filed 2001-05-11
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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
Yes   X         No
    ------        ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                             Outstanding at April 30, 2001
-------------------                             -----------------------------
Common stock, par value $1.25 per share         5,733,534 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes              No  X
    ------         ------

                     UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                            Page

Part 1            Financial Information


Item 1            Financial Statements

                  Consolidated Balance Sheets, March 31, 2001 and December 31, 2000                          3

                  Consolidated Statements of Income for the Three Months
                  Ended March 31, 2001 and 2000                                                              4

                  Consolidated Statements of Changes in Shareholders' Equity for the
                  Three Months Ended March 31, 2001                                                          5

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and 2000                                                              6

                  Notes to Consolidated Financial Statements                                                 7


Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  8


Part II           Other Information

Item 4            Submission of Matters to Vote of Security Holders                                         12

Item 6            Exhibits and Reports on Form 8-K                                                          12


Signatures                                                                                                  13

                         Part I - Financial Information

Item 1.    Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                          March 31,          December 31,
                                                                                           2001              2000 (*)
ASSETS                                                                                 (unaudited)
                                                                                     -----------------    ----------------
Cash and due from banks                                                                      $  5,299           $  5,694
Interest-bearing deposits with banks                                                              788                600
Securities available for sale:
   U.S. Treasury                                                                                    -                999
   U.S. Government agencies                                                                    17,854             18,818
   State and political subdivisions                                                            11,943             13,087
   Other securities                                                                             3,384              3,358
                                                                                       ---------------    ---------------
     Total securities                                                                          33,181             36,262
                                                                                       ---------------    ---------------
Federal funds sold                                                                                800                  -
Loans (Note 2)                                                                                180,578            177,436
   Less:  Allowance for loan losses                                                             1,823              1,795
                                                                                       ---------------    ---------------
   Loans, net                                                                                 178,755            175,641
                                                                                       ---------------    ---------------
Premises and equipment, net                                                                     4,344              4,166
Interest receivable                                                                             1,494              1,392
Other assets                                                                                    5,512              4,701
                                                                                       ---------------    ---------------
     Total assets                                                                            $230,173           $228,456
                                                                                       ===============    ===============

LIABILITIES
Deposits:
   Demand deposits                                                                           $ 22,371           $ 19,160
   Money market and NOW accounts                                                               32,129             31,082
   Savings deposits                                                                            39,354             39,835
   Time deposits $100,000 and over                                                             21,961             18,807
   Other time deposits                                                                         47,352             45,300
                                                                                       ---------------    ---------------
     Total deposits                                                                           163,167            154,184
                                                                                       ---------------    ---------------
Federal funds purchased                                                                             -              2,000
Securities sold under repurchase agreements                                                     2,957              4,333
Commercial paper                                                                                4,469              4,958
Other short-term borrowed funds                                                                13,000             17,500
Long-term debt                                                                                 25,505             24,779
Interest payable                                                                                  484                417
Other liabilities                                                                                 959              1,103
                                                                                       ---------------    ---------------
     Total liabilities                                                                        210,541            209,274
                                                                                       ---------------    ---------------
Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
     Issued and outstanding: 5,733,534 and 5,742,665 shares, respectively                       7,167              7,178
Additional paid-in capital                                                                      6,955              7,038
Common stock subscriptions receivable                                                               -                (13)
Common stock acquired by ESOP                                                                  (1,133)            (1,133)
Undivided profits                                                                               6,049              5,575
Accumulated other comprehensive income                                                            594                537
                                                                                       ---------------    ---------------
     Total shareholders' equity                                                                19,632             19,182
                                                                                       ---------------    ---------------
     Total liabilities and shareholders' equity                                              $230,173           $228,456
                                                                                       ===============    ===============

See accompanying notes.


(*) Derived from audited financial statements.


UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
----------------------------------------------------------------------------------------------------------------------------


(In thousands)                                                                                    Three Months Ended
                                                                                                       March 31,
                                                                                                2001              2000
                                                                                            -------------    ---------------
INTEREST INCOME:
  Interest on loans                                                                            $   3,898          $   3,213
  Interest on securities:
    U.S. Treasury                                                                                      8                 27
    U.S. Government agencies                                                                         296                316
    State and political subdivisions                                                                 163                198
    Other securities                                                                                  58                 47
  Other interest income                                                                               20                 40
                                                                                            -------------    ---------------
    Total interest income                                                                          4,443              3,841

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                                                          2,302              1,906
                                                                                            -------------    ---------------

NET INTEREST INCOME                                                                                2,141              1,935

Provision for loan losses                                                                             53                 10
                                                                                            -------------    ---------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                                  2,088              1,925
                                                                                            -------------    ---------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                                                338                263
  Other service fees and commissions                                                                 232                239
   Gain (loss) on sale of securities and loans                                                       238                  -
  Other income(loss)                                                                                  27                 22
                                                                                            -------------    ---------------
    Total noninterest income                                                                         835                524
                                                                                            -------------    ---------------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                                                            1,238              1,064
  Occupancy expenses                                                                                  95                 84
  Equipment expense                                                                                  160                141
  Data processing                                                                                    183                117
  Other expenses                                                                                     552                538
                                                                                            -------------    ---------------
    Total noninterest expense                                                                      2,228              1,944
                                                                                            -------------    ---------------

INCOME BEFORE INCOME TAXES                                                                           695                505
Provision for income taxes                                                                           221                122
                                                                                            -------------    ---------------

NET INCOME                                                                                     $     474          $     383
                                                                                            =============    ===============

Net Income Per Common Share
   Basic                                                                                       $     .09          $     .07
   Assuming dilution                                                                           $     .08          $     .07
Weighted Average Shares Outstanding
   Basic                                                                                       5,536,416          5,461,490
   Effect of dilutive stock options                                                              103,640            170,164
                                                                                            -------------    ---------------

   Assuming dilution                                                                           5,640,056          5,631,654
                                                                                            =============    ===============


See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)

                                                                                                         Accumulated
                                                  Additional   Common Stock                                    Other
                                         Common      Paid-in  Subscriptions   ESOP Notes    Undivided  Comprehensive
                                          Stock      Capital     Receivable   Receivable      Profits         Income         Total
                                          -----      -------     ----------   ----------      -------         ------         -----
Balance, December 31, 2000             $  7,178     $  7,038       $  ( 13)    $ (1,133)     $  5,575       $    537     $  19,182

Comprehensive income
    Net income                                -            -             -            -           474              -           474
    Other comprehensive income,
       net of tax                             -            -             -            -             -              -             -
       Net increase (decrease) in fair
           Value of securities available
           For sale                           -            -             -            -             -             57            57

                                                                                                                      -------------
    Total comprehensive income                                                                                                 531
                                                                                                                      -------------

Stock Options Issued                         28           49                                                                    77

Repurchase of common stock                  (39)        (132)                                                                 (171)

Collections of subscriptions receivable                                 13                                                      13

                                     ----------- ------------ -------------- ------------ ------------ -------------- -------------
Balance, March 31, 2001                $  7,167     $  6,955       $     -    $  (1,133)     $  6,049        $   594     $  19,632
                                     =========== ============ ============== ============ ============ ============== =============



See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                     Three Months Ended
                                                                                            March 31,            March 31
                                                                                               2001                2000
                                                                                         -----------------    ----------------
OPERATING ACTIVITIES
Net income                                                                                       $    474            $    383
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                        117                  89
  Amortization (accretion) of security premiums (discounts)                                             2                   2
  Provision for loan losses                                                                            53                  10
  Deferred income tax (benefit) expense                                                                37                  90
  Net realized (gain) loss on available for sale securities                                          (211)                  -
  Gain on sale of mortgage loans                                                                      (27)                  -
  Gain on sale of foreclosed real estate                                                                -                  (3)
  Net change in interest receivable                                                                  (102)               (121)
  Net change in other assets                                                                         (848)                 94
  Net change in interest payable                                                                       67                  (2)
  Net change in other liabilities                                                                    (180)               (630)
                                                                                         -----------------    ----------------
    Net Cash Provided by Operating Activities                                                        (618)                (88)
                                                                                         -----------------    ----------------

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks                                      (188)               (132)
Net (increase) decrease in federal funds sold                                                        (800)                  -
Proceeds from sales of securities available for sale                                                9,816                   -
Proceeds from maturities of securities available for sale                                           1,000               3,657
Purchase of securities available for sale                                                          (3,180)                  -
Net increase in loans made to customers                                                           (10,510)             (6,530)
Net cash paid for business acquired                                                                     -              (3,214)
Proceeds from sales of loans                                                                        3,118                   -
Purchase of premises and equipment                                                                   (295)               (122)
Collection of receivables from prior year securities sales                                              -               2,460
Proceeds from sale of foreclosed real estate                                                            -                  32
                                                                                         -----------------    ----------------
    Net Cash Used By Investing Activities                                                          (1,039)             (3,849)
                                                                                         -----------------    ----------------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                                         8,983               5,545
Net increase (decrease) in federal funds purchased                                                 (2,000)             (2,000)
Net increase (decrease) in securities sold under repurchase agreements                             (1,377)                266
Net increase (decrease) in other short-term borrowed funds                                         (4,989)             (2,126)
Proceeds from long-term advances from Federal Home Loan Bank                                        9,000                   -
Repayment of long-term advances from Federal Home Loan Bank                                        (8,274)               (324)
Repurchases of common stock                                                                          (171)                (36)
Proceeds from issuance of common stock                                                                 90                  53
                                                                                         -----------------    ----------------
    Net cash provided by financing activities                                                       1,262               1,378
                                                                                         -----------------    ----------------

Increase (Decrease) in Cash and Due from Banks                                                       (395)             (2,559)
Cash and Due from Banks at Beginning of Year                                                        5,694               7,316
                                                                                         -----------------    ----------------
          Cash and Due from Banks at End of Year                                                 $  5,299            $  4,757
                                                                                         =================    ================



See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


Note 1  -  Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the "Company"), it's subsidiaries, Bank of Stanly ("Stanly"), Anson Bank & Trust Co. ("Anson"), and Strategic Investment Advisors, Inc., (SIA). Bank of Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period classifications.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


Note 2  -  Loans

  Loans outstanding at period end:
  ------------------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                      March 31,            December 31,
                                                                                        2001                   2000
                                                                                   ----------------       ----------------
  Real estate loans                                                                      $ 133,915             $  132,462
  Commercial and industrial                                                                 30,282                 29,511
  Loans to individuals for household, family and other
    consumer expenditures                                                                   16,246                 15,380
  All other loans                                                                              135                     83
                                                                                   ----------------       ----------------
      Total                                                                              $ 180,578              $ 177,436
                                                                                   ================       ================

--------------------------------------------------------------------------------------------------------------------------


Note 3- Per Share Data

In the fourth quarter of 2000, the Company's Board of Directors declared a 3% stock dividend payable on November 17, 2000 to shareholders of record on October 30, 2000. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

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

The banks' risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2001 outstanding financial instruments whose contract amounts represent credit risk were approximately:

                                                        (in thousands)

         Commitments to extend credit                   $    25,492
         Credit card commitments                              5,247
         Standby letters of credit                              547
                                                        -----------
         Total commitments                              $    31,286
                                                        ===========




--------------------------------------------------------------------------------


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


Overview of Operating Results

Uwharrie Capital Corp reported a significant increase in earnings for the first quarter of 2001. Consolidated net income totaled $474 thousand for the three months ended March 31, 2001 compared to $383 thousand in the same period of 2000, reflecting an increase of 23.8%.

The Company's primary source of income, net interest margin, which is the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $2,141 thousand in the first quarter of 2001 compared to $1,935 thousand in the prior year. This represents an increase of $206 thousand or 10.6%, generated mainly by growth in loans.

The Company continues to experience growth in earnings from sources other than the traditional net interest margin. As interest margin continues to come under pressure from competitors, the diversification of earnings base is of strategic importance to long-term success. Service charges and other fees, a significant source of revenue, produced income of $570 thousand compared to $502 thousand in the same three-month last year, an increase of $68 thousand or 13.5%. Gains on securities sales contributed an additional $211 thousand to income in the first quarter of 2001.

The development of new fee income sources for our company requires additional capital investment and increased cost. Operating expenses increased $284 thousand or 14.6% compared to first quarter 2000, attributable to progress on the Company's long-term strategy and consistent with the Company's growth.


Comparison of Financial Condition at March 31, 2001 and December 31, 2000

As of March 31, 2001 total assets were $230.2 million, compared to $228.5 million at December 31, 2000, an increase of $1.7 million or .7%. The Company has experienced steady growth in loans, producing $10.5 million in loans net of repayments during the first quarter of 2001. Of this loan growth, $4.3 million in conforming mortgages were securitized and moved to investments and $3.1 million were sold in the mortgage cash market. Also affecting asset growth was the sale of $8.2 million from the investment portfolio, which were replaced by market purchases of $2.2 million and the $4.2 million of newly securitized loans.

During the three-month period ended March 31, 2001, deposits increased $9.0 million or 5.8%. Other borrowings needed to fund asset growth decreased by $7.6 million due to the growth in deposits.

Shareholders' equity was $19.2 million at December 31, 2000 compared to $19.6 million at March 31, 2001, an increase of $.4 million from retention of net income. At March 31, 2001, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.


Comparison of results of operations for the three months ended March 31, 2001 and 2000.

Earnings

Earnings for the three months ended March 31, 2001 were $474 thousand compared to $383 thousand during this period in 2000, an increase of 23.8%. This improvement can be attributed to an increase in net interest income due to growth in loans, improvement in fee income, moderate effective tax rate and net gains recognized on sale of conforming mortgage loans and investment securities.

Net Interest Income

Net interest income increased $206 thousand or 10.6% when comparing the three-month periods presented, which is attributable to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, decreased from 4.36% in the three months of 2000 compared to 4.24% in the current three-month period. Factors that contributed to the decline in this ratio were primarily competitive markets pricing loans and deposits. The margin seems to have stabilized and indicates some improvement as short-terms rates decreased in the first quarter, due primarily to the re-pricing of short-term deposits and borrowings.

The average rate paid on interest-bearing liabilities increased from 4.55% in 2000 to 5.02% in 2001. Interest-bearing deposits, as a percent of total interest-bearing liabilities was 74.3% at March 31, 2001 compared to 78.1% at March 31, 2000. Other funding sources increased during this period and represents 25.7% of interest-bearing liabilities in 2001 compared to 21.9% in 2000. This had a negative impact on margin as other funding sources generally carry a higher cost than blended deposit sources.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2001 and 2000.

             Average Balance Sheet and Net Interest Income Analysis
                      For the Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------------------------------

                                               Average Level                  Income/Expense                 Rate/Yield
($ in thousands)                           2001           2000           2001           2000            2001           2000
                                        -----------    -----------    -----------    ------------    -----------    -----------

Interest-earning assets:
Loans  (1)                               $ 177,436      $ 148,131        $ 3,826         $ 3,138          8.74%          8.52%
Nontaxable loans (2)                         5,054          5,167             72              75          8.93%          8.95%
Taxable securities                          20,907         23,146            362             390          7.03%          6.78%
Nontaxable securities (2)                   12,302         13,897            163             198          8.25%          8.83%
Other  (3)                                   1,416          1,769             20              40          5.73%          9.09%
                                        -----------    -----------    -----------    ------------    -----------    -----------
    Total interest-earning assets          217,115        192,110          4,443           3,841          8.54%          8.35%
                                        -----------    -----------    -----------    ------------    -----------    -----------

Interest-bearing liabilities:
Interest-bearing deposits                  138,266        131,727          1,587           1,374          4.65%          4.20%
Short-term borrowings                       18,663         18,662            276             264          6.00%          5.69%
Long-term borrowings                        29,153         18,204            439             268          6.10%          5.92%
                                        -----------    -----------    -----------    ------------    -----------    -----------
    Total interest-bearing
    Liabilities                            186,082        168,593          2,302           1,906          5.02%          4.55%
                                        -----------    -----------    -----------    ------------    -----------    -----------

    Net interest spread                  $  31,033      $  23,517        $ 2,141         $ 1,935          3.52%          3.80%
                                        ===========    ===========    ===========    ============    ===========    ===========

     Net interest margin  (2)
       (% of earning assets)                                                                              4.24%          4.36%
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

-------------------------------------------------------------------------------------------------------------------------------


Noninterest Income and Expense

Income from service charges and other fees produced earnings of $570 thousand compared to $502 thousand during the first three months of 2001 and 2000, respectively, an increase of 13.5%. Other income for the current period amounted to $27 thousand compared to $22 thousand in the prior year. The Company recognized $238 thousand in securities gains during the first quarter of 2001.

For this same period, noninterest expenses increased by $284 thousand or 14.6%. Salaries and benefits, the largest component of noninterest expense, increased by $174 thousand. Personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $110 thousand when comparing results of the first three months of 2001 to the same period in 2000.

Provision for Loan Losses

The provision for loan losses was $53 thousand and $10 thousand during the three-month periods of 2001 and 2000, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the three months ended March 31, 2001 totaled $27 thousand, reflecting a ratio to average loans of .01% compared to net charge-offs of $14 thousand or .01% in the prior period.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2001 totaled $221 thousand, an effective tax rate of 31.8% of pretax income compared to $122 thousand in 2000, which reflected an effective rate of 24.2%.

The lower effective tax rate in 2000 was the result of taxable securities sold in late 1999 and reinvested principally in non-taxable municipal securities. The effective tax rate has increased 2001 attributable to the sale and called municipal bonds since the first quarter of 2000 and a higher level of earnings.


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

The following table summarizes non-performing assets at March 31, 2001 and December 31, 2000. Other than the amounts listed, there were no other loans that
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        Schedule of Non-Performing Assets
-------------------------------------------------------------------------------------------------------------------------------

   (In thousands)                                                                    March 31,         December 31,
                                                                                        2001               2000
                                                                                  -----------------   ----------------
   Nonaccrual loans                                                                      $   1,630            $   169
   Loans past due 90 days or more and still accruing                                           394                 43
   Other real estate owned, net                                                                186                 85
   Renegotiated troubled debt                                                                    -                  -
                                                                                  -----------------   ----------------
     Total non-performing assets                                                         $   2,210            $   297
                                                                                  =================   ================

   Non-performing assets as a percentage of gross loans                                       1.23%               .17%

-------------------------------------------------------------------------------------------------------------------------------

Included in the nonaccrual loans at March 31, 2001 is one loan account in the amount of $1,263 thousand that is 80% government guaranteed as to principal and interest.



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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $17.0 million at March 31, 2001, established borrowing relationships with the Federal Home Loan Bank at 30% of combined assets totaling approximately $69 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition the parent company has a line of credit of $4.5 million and issues commercial paper. Total debt from these sources aggregated $45.9 million at March 31, 2001, compared to $53.6 million at December 31, 2000.

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


                           Part II - Other Information


Item 4.   Submission Of Matters To Vote Of Security Holders

             None during the first quarter ended March 31, 2001.


Item 6.  Exhibits and Reports On Form 8-K

             None during the first quarter ended March 31, 2001.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.



                                          UWHARRIE CAPITAL CORP
                                          (Registrant)


Date:   May 10, 2001                  By:          /s/   Roger L. Dick
       -------------------                --------------------------------------
                                          Roger L. Dick
                                          Chief Executive Officer



                                                   /s/   Barbara S. Williams
                                          --------------------------------------
                                          Barbara S. Williams
                                          Senior Vice President-Finance