Form 10QSB
period 2001-06-30
UWHARRIE CAPITAL CORP
filed 2001-08-13
CIK 898171

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

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
    ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                 Outstanding at July 31, 2001
-------------------                                 ----------------------------
Common stock, par value $1.25 per share             5,719,605 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes ___  No  X
            ---

                    UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                         PAGE
Part 1    Financial Information


Item 1    Financial Statements

          Consolidated Balance Sheets, June 30, 2001 and December 31, 2000                  3

          Consolidated Statements of Income for the Three Months and the
          Six Months Ended June 30, 2001 and 2000                                           4

          Consolidated Statement of Changes in Shareholders' Equity for the
          Six Months Ended June 30, 2001                                                    5

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2001 and 2000                                                      6

          Notes to Consolidated Financial Statements                                        7


Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                         8


Part II   Other Information

Item 4    Submission of Matters to Vote of Security Holders                                14

Item 6    Exhibits and Reports on Form 8-K                                                 14


Signatures                                                                                 15

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

(In thousands)                                                                     June 30,         December 31,
                                                                                     2001             2000 (*)
ASSETS                                                                            (unaudited)
                                                                                 -------------      ------------
Cash and due from banks                                                               $  5,281          $  5,694
Interest-bearing deposits with banks                                                     1,396               600
Securities available for sale:
  U.S. Treasury                                                                              -               999
  U.S. Government agencies                                                              15,641            18,818
  State and political subdivisions                                                      13,728            13,087
  Other securities                                                                       3,451             3,358
                                                                                 -------------      ------------
    Total securities                                                                    32,820            36,262
                                                                                 -------------      ------------
Federal funds sold                                                                       1,350                 -
Loans (Note 2)                                                                         178,647           177,436
  Less: Allowance for loan losses                                                        1,835             1,795
                                                                                 -------------      ------------
  Loans, net                                                                           176,812           175,641
                                                                                 -------------      ------------
Premises and equipment, net                                                              5,048             4,166
Interest receivable                                                                      1,364             1,392
Other assets                                                                             6,608             4,701
                                                                                 -------------      ------------
    Total assets                                                                      $230,679          $228,456
                                                                                 =============      ============

LIABILITIES
Deposits:
  Demand deposits                                                                     $ 25,154          $ 19,160
  Money market and NOW accounts                                                         30,306            31,082
  Savings deposits                                                                      41,019            39,835
  Time deposits $100,000 and over                                                       19,423            18,807
  Other time deposits                                                                   46,698            45,300
                                                                                 -------------      ------------
    Total deposits                                                                     162,600           154,184
                                                                                 -------------      ------------
Federal funds purchased                                                                      -             2,000
Securities sold under repurchase agreements                                              3,596             4,333
Commercial paper                                                                         3,644             4,958
Other short-term borrowed funds                                                         13,500            17,500
Long-term debt                                                                          26,481            24,779
Interest payable                                                                           376               417
Other liabilities                                                                          562             1,103
                                                                                 -------------      ------------
    Total liabilities                                                                  210,759           209,274
                                                                                 -------------      ------------
Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
    issued and outstanding: 5,718,322 and 5,742,665 shares, respectively                 7,148             7,178
Additional paid-in capital                                                               6,840             7,038
Common stock subscriptions receivable                                                        -              ( 13)
Common stock acquired by ESOP                                                           (1,133)           (1,133)
Undivided profits                                                                        6,553             5,575
Accumulated other comprehensive income                                                     512               537
                                                                                 -------------      ------------
    Total shareholders' equity                                                          19,920            19,182
                                                                                 -------------      ------------
     Total liabilities and shareholders' equity                                       $230,679          $228,456
                                                                                 =============      ============

See accompanying notes.

(*) Derived from audited financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income  (Unaudited)
--------------------------------------------------------------------------------
(In thousands)

                                                              Three Months Ended  Six Months Ended
                                                             June 30,                      June 30,
                                                        2001           2000           2001           2000
                                                     ----------     ----------     ----------     ----------
INTEREST INCOME:
  Interest on loans                                  $    3,813     $    3,519     $    7,711     $    6,732
  Interest on securities:
   U.S. Treasury                                              -             16              8             43
   U.S. Government agencies                                 307            367            603            683
   State and political subdivisions                         165            200            328            398
   Other securities                                          56             57            114            104
  Other interest income                                      15             40             35             80
                                                     ----------     ----------     ----------     ----------
   Total interest income                                  4,356          4,199          8,799          8,040

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                 2,099          2,215          4,401          4,121
                                                     ----------     ----------     ----------     ----------

NET INTEREST INCOME                                       2,257          1,984          4,398          3,919

Provision for loan losses                                    85             22            138             32
                                                     ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         2,172          1,962          4,260          3,887
                                                     ----------     ----------     ----------     ----------

NONINTEREST INCOME:
  Service charges on deposit accounts                       359            279            697            542
  Other service fees and commissions                        222            206            454            445
  Gain (loss) on sale of securities and loans               221              3            435              3
  Other income(loss)                                         43             19             94             41
                                                     ----------     ----------     ----------     ----------
   Total noninterest income                                 845            507          1,680          1,031
                                                     ----------     ----------     ----------     ----------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                   1,205          1,099          2,443          2,163
  Occupancy expenses                                         98             92            193            176
  Equipment expense                                         150            142            310            283
  Data processing                                           174            126            357            243
  Other expenses                                            575            533          1,127          1,071
                                                     ----------     ----------     ----------     ----------
   Total noninterest expense                              2,202          1,992          4,430          3,936
                                                     ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                  815            477          1,510            982
Provision for income taxes                                  311             91            532            213
                                                     ----------     ----------     ----------     ----------

NET INCOME                                           $      504     $      386     $      978     $      769
                                                     ==========     ==========     ==========     ==========

Net Income Per Common Share
  Basic                                              $      .09     $      .07     $      .18     $      .14
  Assuming dilution                                  $      .09     $      .07     $      .17     $      .14
Weighted Average Shares Outstanding
  Basic                                               5,519,433      5,491,923      5,527,877      5,476,707
  Effect of dilutive stock options                       88,356        127,229         95,956        148,696
                                                     ----------     ----------     ----------     ----------
  Assuming dilution                                   5,607,789      5,619,152      5,623,833      5,625,403
                                                     ==========     ==========     ==========     ==========

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                                                                                       Accumulated
                                                   Additional  Common Stock                               Other
                                         Common     Paid-in    Subscriptions  ESOP Notes  Undivided   Comprehensive
                                         Stock      Capital     Receivable    Receivable   Profits       Income        Total
                                        ---------  ----------  -------------  ----------  ----------  -------------  ----------
Balance, December 31, 2000              $   7,178  $    7,038   $       (13)  $  (1,133)  $    5,575  $         537  $   19,182

Comprehensive income
     Net income                                 -           -             -           -          978              -         978
     Other comprehensive income,
          net of tax                            -           -             -           -            -              -           -
          Net increase (decrease) in
           fair
                 Value of securities
                  available For sale            -           -             -           -            -            (25)        (25)

                                                                                                                     ----------
     Total comprehensive income                                                                                             953
                                                                                                                     ----------

Stock Options Issued                           53          86                                                               139

Repurchase of common stock                    (83)       (284)                                                             (367)

Collections of subscriptions receivable                                  13                                                  13

                                        ---------------------------------------------------------------------------------------
Balance, June 30, 2001                  $   7,148  $    6,840   $         -   $  (1,133)  $    6,553  $         512  $   19,920
                                        =======================================================================================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------
(in thousands)

                                                                                            Six Months Ended
                                                                                      June 30,           June 30,
                                                                                        2001               2000
                                                                                      --------           --------
OPERATING ACTIVITIES
Net income                                                                            $    978           $    769
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                             239                194
  Amortization (accretion) of security premiums (discounts)                                  -                  1
  Provision for loan losses                                                                138                 32
  Deferred income tax (benefit) expense                                                    (47)                 -
  Net realized (gain) loss on available for sale securities                               (307)                 -
  Gain on sale of mortgage loans                                                          (128)                 -
  Gain on sale of foreclosed real estate                                                     -                 (3)
  Gain on sale of other assets                                                             (24)                 -
  Net change in interest receivable                                                         28                (94)
  Net change in other assets                                                              (179)                15
  Net change in interest payable                                                           (42)                89
  Net change in other liabilities                                                         (522)              (862)
                                                                                      --------           --------
   Net Cash Provided by Operating Activities                                               134                141
                                                                                      --------           --------

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks                           (796)              (372)
Net (increase) decrease in federal funds sold                                           (1,350)                 -
Proceeds from sales of securities available for sale                                    17,067                  -
Proceeds from maturities and calls of securities available for sale                      2,452              7,524
Purchase of securities available for sale                                               (7,640)            (7,055)
Net increase in loans made to customers                                                (24,482)           (18,129)
Net cash paid for business acquired                                                          -             (3,214)
Proceeds from sales of loans                                                            15,129                  -
Proceeds from sales of other assets                                                        264                  -
Purchase of premises and equipment                                                      (1,121)              (256)
Cash surrender value - officers life insurance                                          (1,921)                 -
Collection of receivables from prior year securities sales                                   -              2,460
Proceeds from sale of foreclosed real estate                                                 -                 32
                                                                                      --------           --------
   Net Cash Used By Investing Activities                                                (2,398)           (19,010)
                                                                                      --------           --------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                              8,416              1,684
Net increase (decrease) in federal funds purchased                                      (2,000)               (25)
Net increase (decrease) in securities sold under repurchase agreements                    (738)             1,099
Net increase (decrease) in other short-term borrowed funds                              (5,314)             7,659
Proceeds from long-term advances from Federal Home Loan Bank                            11,000              7,000
Repayment of long-term advances from Federal Home Loan Bank                             (9,298)              (348)
Repurchases of common stock                                                               (367)              (307)
Proceeds from issuance of common stock                                                     152                369
                                                                                      --------           --------
   Net cash provided by financing activities                                             1,851             17,131
                                                                                      --------           --------


Increase (Decrease) in Cash and Due from Banks                                            (413)            (1,738)
Cash and Due from Banks at Beginning of Year                                             5,694              7,316
                                                                                      --------           --------
          Cash and Due from Banks at End of Year                                      $  5,281           $  5,578
                                                                                      ========           ========

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


Note 2  -  Loans

 Loans outstanding at period end:
------------------------------------------------------------------------------------------
 (in thousands)                                                  June 30,     December 31,
                                                                   2001           2000
                                                               ------------   ------------
 Real estate loans                                                 $131,172       $132,462
 Commercial and industrial                                           32,390         29,511
 Loans to individuals for household, family and other
 consumer expenditures                                               14,955         15,380
 All other loans                                                        130             83
                                                               ------------   ------------
  Total                                                            $178,647       $177,436
                                                               ============   ============
------------------------------------------------------------------------------------------


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

The banks' risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2001 outstanding financial instruments whose contract amounts represent credit risk were approximately:

                                                      (in thousands)

          Commitments to extend credit                  $     24,459
          Credit card commitments                              5,339
          Standby letters of credit                              502
                                                      --------------
          Total commitments                             $     30,300
                                                      ==============

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


Overview of Operating Results

Uwharrie Capital Corp experienced a significant increase in earnings during the first six months of 2001. Consolidated net income totaled $978 thousand for the six-month period ended June 30, 2001 compared to $769 thousand in the same period of 2000, reflecting an increase of 27.2%.

The Company's primary source of income, net interest margin, the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $4,398 thousand in 2001 compared to $3,919 thousand in the prior year. This represents an increase of $479 thousand or 12.2%, generated mainly by growth in loans.

The Company continues to experience growth in earnings from sources other than the traditional net interest margin. As interest margin continues to come under pressure from competitors, the diversification of the Company's earnings base is of strategic importance to long-term success. Service charges and other fees, a significant source of revenue, produced income of $1,151 thousand compared to $987 thousand in the same six-month period last year, an increase of $164 thousand or 16.6%. Gains on the sale of securities and mortgage loans contributed $435 thousand to income during the first six months of 2001.

The development of new fee income sources for the company requires additional capital investment and increased cost. Operating expenses increased $494 thousand or 12.6% compared to first six months of 2000, attributable to progress on the Company's long-term strategy and consistent with the Company's growth.


Comparison of Financial Condition at June 30, 2001 and December 31, 2000

As of June 30, 2001 total assets were $230.7 million, compared to $228.5 million at December 31, 2000, an increase of $2.2 million. This increase was provided primarily by growth in the loan portfolio of $8.7 million offset by a decrease of $7.3 million in the investment portfolio.

The Company has experienced steady growth in loans, producing $24.4 million in loans net of repayments during the first six months of 2001. Of this loan production, $8.1 million in conforming mortgages were securitized and moved into investments and $15.1 million were sold in the mortgage cash market, resulting in a net increase of $1.2 million in the loan portfolio.

Also affecting asset growth were transactions in the investment portfolio that resulted in a net decrease of $3.4 million, including market purchases of $7.6 million, addition of $8.1 million in securitized loans, market sales of $16.7 million and the maturity or call of $2.4 million. Other assets increased $1.9 million due the purchase of life insurance as a funding vehicle for a Supplemental Executive Retirement Plan.

During the six-month period ended June 30, 2001, deposits increased by $8.4 million or 5.5%. Other borrowings needed to fund asset growth decreased $6.4 million due mainly to the growth in deposits.

Shareholders' equity was $19.2 million at December 31, 2000 compared to $19.9 million at June 30, 2001, an increase of $738 thousand. This increase was the result of retention of net income of $978 thousand, changes in the unrealized gain (loss) on securities available for sale and stock repurchases.

At June 30, 2001, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended June 30, 2001 and 2000

Earnings

The second quarter of 2001 reflected good operating results with net income of $504 thousand, an increase of 30.6% when compared to earnings of $386 in the second quarter of 2000. Increases in margin income and non-interest income were contributing factors in this improvement.

Net Interest Income

Net interest income (margin) generated from earnings on loans and investments less the expense of deposits and borrowings amounted to $2,257 thousand for the three months ended June 30, 2001, compared to $1,984 thousand in the same period of 2000, reflecting an increase of $273 thousand or 13.8%.


Noninterest Income and Expense

Non-interest income derived from service charges, commissions, fees and gains from mortgage and securities sales produced revenue of $845 thousand compared to $507 thousand in the same three-month period of 2000, an increase of 66.7%, due primarily to increased mortgage activity.

For this same period, noninterest expenses amounted to $2.2 million compared to $2.0 million, an increase of $210 thousand or 10.5%. This can be attributed mainly to an increase of $106 thousand in salaries and benefits, the largest component of noninterest expense, which represented 50.5% of the total increase. The personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $104 thousand when comparing results of the second quarter of 2001 to the same period in 2000.


Comparison of results of operations for the six months ended June 30, 2001 and 2000

Earnings

Earnings for the six months ended June 30, 2001 were $978 thousand compared to $769 thousand during this period in 2000, an increase of 27.2%. This improvement can be attributed to an increase in net interest income, improvement in fee income and net gains recognized on sale of securities and loans.


Net Interest Income

Net interest income increased $479 thousand or 12.2% when comparing the six-month periods presented, which is attributable mainly to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, increased from 4.26% in the six months of 2000 compared to 4.39% in the current six-month period. The major factor contributing to the improvement in this ratio was an increase in loans yields from 8.65% to 8.79%.

The average rate paid on interest-bearing liabilities increased from 4.74% in 2000 to 4.75% in 2001. Interest-bearing deposits, as a percent of total interest-bearing liabilities were 74.8% at June 30, 2001 compared to 76.3% at June 30, 2000. Other funding sources during this period represent 25.2% and 23.7% of interest-bearing liabilities, respectively. A high borrowing ratio typically has a negative impact on margin as other funding sources generally carry a higher cost than blended deposit sources. Recent trends of lower deposit growth compared to other sources of funding has shifted in the past six months as deposits have increased by $8.4 million and borrowings decreased by $6.4 million. The result is an average cost of funds that has been flat when comparing the twelve months between June 30, 2001 and June 30, 2000.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2001 and 2000.

             Average Balance Sheet and Net Interest Income Analysis
                       For the Six Months Ended June 30,

--------------------------------------------------------------------------------

                                               Average Level               Income/Expense                 Rate/Yield
($ in thousands)                          2001           2000           2001          2000           2001            2000
                                       ----------     ----------     ----------    ----------     ----------      ----------
Interest-earning assets:
Loans (1)                               $ 173,587      $ 153,048      $   7,567     $   6,584           8.79%           8.65%
Nontaxable loans (2)                        5,025          5,129            144           148           8.89%           8.93%
Taxable securities                         21,183         24,248            739           830           7.04%           6.89%
Nontaxable securities (2)                  12,191         13,981            314           398           7.99%           8.81%
Other (3)                                   1,363          2,368             35            80           5.18%           6.79%
                                       ----------     ----------     ----------    ----------     ----------      ----------
 Total interest-earning assets            213,349        198,774          8,799         8,040           8.55%           8.43%
                                       ----------     ----------     ----------    ----------     ----------      ----------

Interest-bearing liabilities:
Interest-bearing deposits                 139,718        133,310          3,066         2,831           4.43%           4.27%
Short-term borrowings                      16,736         21,709            505           688           6.08%           6.37%
Long-term borrowings                       30,274         19,712            830           602           5.53%           6.14%
                                       ----------     ----------     ----------    ----------     ----------      ----------
 Total interest-bearing
  liabilities                             186,728        174,731          4,401         4,121           4.75%           4.74%
                                       ----------     ----------     ----------    ----------     ----------      ----------

 Net interest spread                    $  26,621      $  24,043      $   4,398     $   3,919           3.80%           3.69%
                                       ==========     ==========     ==========    ==========     ==========      ==========

 Net interest margin (2)
  (% of earning assets)                                                                                 4.39%           4.26%
                                                                                                  ==========      ==========

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

--------------------------------------------------------------------------------


Noninterest Income and Expense

Income from service charges and fees produced earnings of $1,151 thousand, compared to $987 thousand during the first six months of 2001 and 2000, respectively, an increase of 16.6%. Other income for current period amounted to $529 thousand comprised mainly of recognition of gains from the sales of securities and conforming mortgages compared to $44 thousand during this period in 2000.

For this same period, noninterest expenses amounted to $4.4 million compared to $3.9 million in the prior year, an increase of $494 thousand 12.6%. Salaries and benefits, the largest component of noninterest expense, increased by $280 thousand. Personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $214 thousand when comparing results of the first six months of 2001 to the same period in 2000.


Provision for Loan Losses

The provision for loan losses was $138 thousand and $32 thousand during the six-month periods of 2001 and 2000, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses. Currently the allowance for loan losses represents 1.03% of loans outstanding.

Net charge-offs for the six months ended June 30, 2001 totaled $99 thousand, reflecting a ratio to average loans of .06% compared to net charge-offs of $56 thousand or .04% in the prior period.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense in 2001 totaled $532 thousand compared to $213 thousand in 2000. Taxes are higher due to a higher level of earnings and less tax-free income.


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

The following table summarizes non-performing assets at June 30, 2001 and December 31, 2000. Other than the amounts listed, there were no other loans that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.


                       Schedule of Non-Performing Assets

   (In thousands)                                                June 30,     December 31,
                                                                   2001           2000
                                                               ------------   ------------
   Non-accrual loans                                                 $1,879          $ 169
   Loans past due 90 days or more and still accruing                    316             43
   Other real estate owned, net                                         186             85
   Renegotiated troubled debt                                             -              -
                                                               ------------   ------------
   Total non-performing assets                                       $2,381          $ 297
                                                               ============   ============

   Non-performing assets as a percentage of gross loans                1.33%           .17%

-------------------------------------------------------------------------------------------

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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $17.0 million at June 30, 2001, established borrowing relationships with the Federal Home Loan Bank of approximately 30% of total assets, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition, the parent company issues commercial paper and has secured long-term debt from a financial institution. Total debt from these sources aggregated $47.2 million at June 30, 2001, compared to $53.6 million at December 31, 2000.

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

Item 4.   Submission Of Matters To Vote Of Security Holders

The Company's annual meeting of shareholders was held on Tuesday, April 24, 2001 in Albemarle, North Carolina. Proposals listed in the proxy Statement dated March 27, 2001, (1) to elect six directors of the Company, and (2) to ratify the appointment of the Company's independent public accountants for 2001, were approved by the shareholders as proposed. There were no other matters submitted for vote of the shareholders at this meeting.


Item 6.  Exhibits and Reports On Form 8-K


         Reports on Form 8-K

            None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.



                                       UWHARRIE CAPITAL CORP
                                       (Registrant)



Date August 10, 2001                   By:
     ------------------

                                         /s/ Roger L. Dick
                                       -------------------
                                       Roger L. Dick
                                       President and Chief Executive Officer



                                         /s/ Barbara S. Williams
                                       -------------------------
                                       Barbara S. Williams
                                       Senior Vice President-Finance