Form 10QSB
period 2001-09-30
UWHARRIE CAPITAL CORP
filed 2001-11-05
CIK 898171

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
    ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                              Outstanding at October 15, 2001
-------------------                              -------------------------------
Common stock, par value $1.25 per share          5,699,444 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes ____  No  X
            ----

                     UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                              PAGE
Part 1      Financial Information


Item 1      Financial Statements

            Consolidated Balance Sheets, September 30, 2001 and December 31, 2000              3

            Consolidated Statements of Income for the Three Months and the
            Nine Months Ended September 30, 2001 and 2000                                      4

            Consolidated Statement of Changes in Shareholders' Equity for the
            Nine Months Ended September 30, 2001                                               5

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000                                                  6

            Notes to Consolidated Financial Statements                                         7


Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                          9


Part II     Other Information

Item 4      Submission of Matters to Vote of Security Holders                                 14

Item 6      Exhibits and Reports on Form 8-K                                                  14


Signatures                                                                                    15

                         Part I - Financial Information

Item 1.  Financial Statements


UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition

---------------------------------------------------------------------------------------------------------------
(In thousands)                                                                September 30,        December 31,
                                                                                  2001               2000 (*)
ASSETS                                                                         (unaudited)
                                                                             ---------------      -------------
Cash and due from banks                                                      $         5,436      $       5,694
Interest-bearing deposits with banks                                                   1,983                600
Securities available for sale:
   U.S. Treasury                                                                       2,157                999
   U.S. Government agencies                                                           14,236             18,818
   State and political subdivisions                                                   13,964             13,087
   Other securities                                                                    2,447              3,358
                                                                             ---------------      -------------
     Total securities                                                                 32,804             36,262
                                                                             ---------------      -------------
Federal funds sold                                                                     4,900                  -
Loans (Note 2)                                                                       177,373            177,436
   Less: Allowance for loan losses                                                     1,982              1,795
                                                                             ---------------      -------------
   Loans, net                                                                        175,391            175,641
                                                                             ---------------      -------------
Premises and equipment, net                                                            4,829              4,166
Interest receivable                                                                    1,584              1,392
Other assets                                                                           6,302              4,701
                                                                             ---------------      -------------
     Total assets                                                            $       233,229      $     228,456
                                                                             ===============      =============

LIABILITIES
Deposits:
   Demand deposits                                                           $        20,417      $      19,160
   Money market and NOW accounts                                                      39,550             31,082
   Savings deposits                                                                   42,691             39,835
   Time deposits $100,000 and over                                                    21,154             18,807
   Other time deposits                                                                46,497             45,300
                                                                             ---------------      -------------
     Total deposits                                                                  170,309            154,184
                                                                             ---------------      -------------
Federal funds purchased                                                                    -              2,000
Securities sold under repurchase agreements                                            3,456              4,333
Commercial paper                                                                       3,411              4,958
Other short-term borrowed funds                                                        4,700             17,500
Long-term debt                                                                        29,457             24,779
Interest payable                                                                         377                417
Other liabilities                                                                        875              1,103
                                                                             ---------------      -------------
     Total liabilities                                                               212,585            209,274
                                                                             ---------------      -------------
Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
     issued and outstanding: 5,699,444 and 5,742,665 shares, respectively              7,124              7,178
Additional paid-in capital                                                             6,747              7,038
Common stock subscriptions receivable                                                      -                (13)
Common stock acquired by ESOP                                                         (1,133)            (1,133)
Undivided profits                                                                      7,054              5,575
Accumulated other comprehensive income                                                   852                537
                                                                             ---------------      -------------
     Total shareholders' equity                                                       20,644             19,182
                                                                             ---------------      -------------
       Total liabilities and shareholders' equity                            $       233,229      $     228,456
                                                                             ===============      =============


See accompanying notes.

(*) Derived from audited financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income  (Unaudited)

-------------------------------------------------------------------------------------------------

(In thousands)                                     Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
INTEREST INCOME:
 Interest on loans                              $    3,705   $    3,824   $   11,416   $   10,556
 Interest on securities:
  U.S. Treasury                                          1           13            9           56
  U.S. Government agencies                             232          345          835        1,027
  State and political subdivisions                     184          205          512          604
  Other securities                                      44           63          158          167
 Other interest income                                  53            9           88           63
                                                ----------   ----------   ----------   ----------
  Total interest income                              4,219        4,459       13,018       12,473

INTEREST EXPENSE:
 Interest on deposits and borrowed funds             1,950        2,391        6,351        6,486
                                                ----------   ----------   ----------   ----------

NET INTEREST INCOME                                  2,269        2,068        6,667        5,987

Provision for loan losses                              197           48          335           80
                                                ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                     2,072        2,020        6,332        5,907
                                                ----------   ----------   ----------   ----------

NONINTEREST INCOME:
 Service charges on deposit accounts                   356          317        1,053          859
 Other service fees and commissions                    201          293          655          738
 Gain (loss) on sale of securities and loans           203          163          638          166
 Other income(loss)                                     43            4          137           45
                                                ----------   ----------   ----------   ----------
  Total noninterest income                             803          777        2,483        1,808
                                                ----------   ----------   ----------   ----------

NONINTEREST EXPENSE:
 Salaries, wages and employee benefits               1,219        1,308        3,662        3,471
 Occupancy expenses                                    104           96          297          272
 Equipment expense                                     154          157          464          440
 Data processing                                       168          158          525          401
 Other expenses                                        553          542        1,680        1,613
                                                ----------   ----------   ----------   ----------
  Total noninterest expense                          2,198        2,261        6,628        6,197
                                                ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                             677          536        2,187        1,518
Provision for income taxes                             176          133          708          346
                                                ----------   ----------   ----------   ----------

NET INCOME                                      $      501   $      403   $    1,479   $    1,172
                                                ==========   ==========   ==========   ==========

Net Income Per Common Share
 Basic                                          $      .09   $      .07   $      .27   $      .21
 Assuming dilution                              $      .09   $      .07   $      .26   $      .21
Weighted Average Shares Outstanding
 Basic                                           5,509,931    5,501,734    5,521,829    5,485,109
 Effect of dilutive stock options                   85,992       97,412       92,599      131,477
                                                ----------   ----------   ----------   ----------
 Assuming dilution                               5,595,923    5,599,146    5,614,428    5,616,586
                                                ==========   ==========   ==========   ==========

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity (unaudited)

--------------------------------------------------------------------------------
(in thousands)
                                                                                                           Accumulated
                                                     Additional  Common Stock                                Other
                                            Common    Paid-in   Subscriptions  ESOP Notes   Undivided     Comprehensive
                                            Stock     Capital     Receivable   Receivable     Profits        Income        Total
                                            -----     -------     ----------   ----------     -------        ------        -----
Balance, December 31, 2000                $ 7,178  $  7,038       $     (13)   $   (1,133)  $ 5,575       $      537     $ 19,182

Comprehensive income
  Net income                                    -         -               -             -     1,479                -        1,479
  Other comprehensive income,
    net of tax                                  -         -               -             -         -                -            -
    Net increase (decrease) in fair
        value of securities available
        for sale                                -         -               -             -         -              315          315

                                                                                                                         --------
  Total comprehensive income                                                                                                1,794
                                                                                                                         --------

Stock Options Issued                           59        93                                                                   152

Repurchase of common stock                   (113)     (384)                                                                 (497)

Collections of subscriptions                                             13                                                    13
receivable

                                          ---------------------------------------------------------------------------------------
Balance, September 30, 2001               $ 7,124  $  6,747       $       -    $   (1,133)  $ 7,054       $      852     $ 20,644
                                          =======================================================================================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            Nine Months Ended
                                                                                     September 30,    September 30,
                                                                                         2001             2000
                                                                                       --------         --------
OPERATING ACTIVITIES
Net income                                                                             $  1,479         $  1,172
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                              359              302
  Amortization (accretion) of security premiums (discounts)                                   5                2
  Provision for loan losses                                                                 335               80
  Deferred income tax (benefit) expense                                                     172               --
  Net realized (gain) loss on available for sale securities                                (370)              --
  Gain on sale of mortgage loans                                                           (268)            (166)
  Gain on sale of foreclosed real estate                                                     --               (3)
  Gain on sale of fixed assets                                                               (5)              --
  Gain on sale of other assets                                                              (24)              --
  Net change in interest receivable                                                        (192)            (327)
  Net change in other assets                                                                (92)             106
  Net change in interest payable                                                            (41)             120
  Net change in other liabilities                                                          (430)            (577)
                                                                                       --------         --------
    Net Cash Provided by Operating Activities                                               928              709
                                                                                       --------         --------

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks                          (1,383)            (396)
Net (increase) decrease in federal funds sold                                            (4,900)              --
Proceeds from sales of securities available for sale                                     21,822            2,358
Proceeds from maturities and calls of securities available for sale                       2,452            8,200
Purchase of securities available for sale                                               (11,762)          (8,260)
Net increase in loans made to customers                                                 (32,581)         (25,519)
Net cash paid for business acquired                                                          --           (3,214)
Proceeds from sales of loans                                                             24,593            5,604
Proceeds from sales of fixed assets                                                         406               --
Proceeds from sales of other assets                                                         264               --
Purchase of premises and equipment                                                       (1,422)            (472)
Cash surrender value - officers life insurance                                           (1,921)              --
Collection of receivables from prior year securities sales                                   --            2,460
Proceeds from sale of foreclosed real estate                                                 --               32
                                                                                       --------         --------
    Net Cash Used By Investing Activities                                                (4,432)         (19,207)
                                                                                       --------         --------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                              16,125            2,055
Net increase (decrease) in federal funds purchased                                       (2,000)           2,275
Net increase (decrease) in securities sold under repurchase agreements                     (877)             260
Net increase (decrease) in other short-term borrowed funds                              (14,347)           6,300
Proceeds from long-term advances from Federal Home Loan Bank                             16,000            7,000
Repayment of long-term advances from Federal Home Loan Bank                             (11,322)          (1,447)
Repurchases of common stock                                                                (498)            (391)
Proceeds from issuance of common stock                                                      165              477
                                                                                       --------         --------
    Net cash provided by financing activities                                             3,246           16,529
                                                                                       --------         --------

Increase (Decrease) in Cash and Due from Banks                                             (258)          (1,969)
Cash and Due from Banks at Beginning of Year                                              5,694            7,316
                                                                                       --------         --------
      Cash and Due from Banks at End of Year                                           $  5,436         $  5,347
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

Note 2  -  Loans

  Loans outstanding at period end:
  ----------------------------------------------------------------------------------------------
  (in thousands)                                              September 30,       December 31,
                                                                  2001                2000
                                                              ---------------    ---------------
  Real estate loans                                               $  129,194          $  132,462
  Commercial and industrial                                           34,094              29,511
  Loans to individuals for household, family and other
    consumer expenditures                                             13,941              15,380
  All other loans                                                        144                  83
                                                              --------------     ---------------
      Total                                                        $ 177,373           $ 177,436
                                                              ==============     ===============

------------------------------------------------------------------------------------------------

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

On September 18, 2001, the Company's Board of Directors declared a 3% stock dividend payable on November 16, 2001 to shareholders of record on October 29, 2001.

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

The banks' risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2001 outstanding financial instruments whose contract amounts represent credit risk were approximately:

                                                            (in thousands)

                        Commitments to extend credit        $       25,805
                        Credit card commitments                      5,421
                        Standby letters of credit                      542
                                                            --------------
                        Total commitments                   $       31,768
                                                            ==============


Note 5 - Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that goodwill and all intangible assets of indefinite life be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for in accordance with SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to July 1, 2001 will be discontinued.

The Company will adopt SFAS No. 141 and No. 142 on January 1, 2002. At that time, the Company will cease to amortize goodwill, and in the future will, at least annually, evaluate it for impairment. The carrying value of the Company's goodwill at September 30, 2001 is $1,006,636. The adoption of SFAS No. 141 and No. 142 and January 1, 2002 will have no effect on previously reported operating results.

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

Overview of Operating Results

Uwharrie Capital Corp experienced a good increase in earnings during the first nine months of 2001. Consolidated net income totaled $1,479 thousand for the nine-month period ended September 30, 2001 compared to $1,172 thousand in the same period of 2000, reflecting an increase of $307 thousand or 26.2%.

The Company's primary source of income, net interest margin, the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $6,667 thousand in 2001 compared to $5,987 thousand in the prior year. This represents an increase of $680 thousand or 11.4%, due to higher loan balances which averaged $179.0 million in 2001 compared to $162.1 million during the same nine-month period in the prior year. Net interest margin also experienced some benefit from effects of falling rates in 2001. Typically, margin is expected to experience some decline in falling rates; however, the mixture of fixed rate loans to variable and the variable rate re-pricing structure in the loan portfolio produced good results. The Company expects slightly tighter margin when rates begin to rise.

Earnings from sources other than the traditional net interest margin have continued to grow. As interest margin continues to come under pressure from competitors, the diversification of the Company's earnings base is of strategic importance to long-term success. Service charges and other fees, a significant source of revenue, produced income of $1,708 thousand compared to $1,597 thousand in the same nine-month period last year, an increase of $111 thousand or 7.0%. Gains on the sale of securities and mortgage loans contributed $638 thousand to income during the first nine months of 2001, compared to $166 thousand in the prior period.

The development of new fee income sources for the company required additional capital investment and increased cost. Operating expenses increased $431 thousand or 7.0% compared to first nine months of 2000, attributable to progress on the Company's long-term strategy and consistent with the Company's growth.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

As of September 30, 2001 total assets were $233.2 million, compared to $228.5 million at December 31, 2000, an increase of $4.7 million.

Other than 1-4 family marketable mortgages, new loan production has been steady but slower in this period with repayments about equal to new loans. During the first nine months of 2001, the Company generated and sold $32.5 million in conforming mortgages. Of this amount $8.2 million in loans were securitized and moved into investments and $24.3 million were sold in the mortgage cash market. The net change in the loan portfolio was a decrease of $63 thousand.

Also affecting asset growth were transactions in the investment portfolio that resulted in a net decrease of $3.5 million, including market purchases of $11.8 million, additions of $8.2 million in securitized loans, market sales and pre-payments of $21.8 million and the maturity of $2.5 million. Other assets increased $1.6 million, due primarily to the purchase of life insurance as a funding vehicle for a Supplemental Executive Retirement Plan.

During the nine-month period ended September 30, 2001, deposits increased by $16.1 million or 10.5%. Other borrowings needed to fund asset growth decreased $12.5 million due mainly to the growth in deposits.

Shareholders' equity was $19.2 million at December 31, 2000 compared to $20.6 million at September 30, 2001, an increase of $1,462 thousand. This increase was the result of retention of net income of $1,479 thousand, changes in the unrealized gain (loss) on securities available for sale and stock transactions.

At September 30, 2001, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended September 30, 2001 and 2000

Earnings

The third quarter of 2001 reflected good operating results with net income of $501 thousand, an increase of 24.3% when compared to earnings of $403 in the third quarter of 2000. Increases in margin income and non-interest income were contributing factors in this improvement.

Net Interest Income

Net interest income (margin) generated from earnings on loans and investments less the expense of deposits and borrowings amounted to $2,269 thousand for the three months ended September 30, 2001, compared to $2,068 thousand in the same period of 2000, reflecting an increase of $201 thousand or 9.7%.

Noninterest Income and Expense

Non-interest income derived from service charges, commissions, fees and gains from mortgage and securities sales produced revenue of $803 thousand compared to $777 thousand in the same three-month period of 2000, an increase of 3.3%, due primarily to increased mortgage activity and gains from the sale of investment securities.

For this same period, noninterest expenses amounted to $2.2 million compared to $2.3 million, a decrease of $63. This can be attributed mainly to a decrease of $89 thousand in personnel cost compared to the prior year. All other expenses as a group increased by $26 thousand when comparing results of the third quarter of 2001 to the same period in 2000.

Comparison of results of operations for the nine months ended September 30, 2001 and 2000

Earnings

Earnings for the nine months ended September 30, 2001 were $1,479 thousand compared to $1,172 thousand during this period in 2000, an increase of 26.2%. This improvement can be attributed to an increase in net interest income, improvement in fee income and net gains recognized on sale of securities and loans.

Net Interest Income

Net interest income increased $680 thousand or 11.4% when comparing the nine-month periods presented, which is attributable mainly to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, increased from 4.26% in the nine months of 2000 compared to 4.38% in the current nine-month period. The major factor contributing to the improvement in this ratio was improvement in the net spread between the yield earned on assets and the cost of funds.

The average rate paid on interest-bearing liabilities decreased from 4.85% in 2000 to 4.51% in 2001 due to a falling rate environment during the nine months ended September 30, 2001. Interest-bearing deposits, as a percent of total interest-bearing liabilities were 75.8% at September 30, 2001 compared to 74.7% at September 30, 2000. Other funding sources during this period represent 24.2% and 25.3% of interest-bearing liabilities, respectively. Average deposits, which have increased by $9.1 million compared to average borrowings that increased by $272 thousand has had a positive effect on cost of funds as other funding sources generally carry a higher cost than blended deposit sources.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2001 and 2000.

                                      Average Balance Sheet and Net Interest Income Analysis
                                             For the Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------------------

                                               Average Level                  Income/Expense                 Rate/Yield
($ in thousands)                           2001           2000           2001           2000            2001           2000
                                        -----------    -----------    -----------    ------------    -----------    -----------
Interest-earning assets:
Loans (1)                               $  174,023     $  157,029     $   11,201     $    10,336          8.61%          8.79%
Nontaxable loans (2)                         5,007          5,102            215             220          8.83%          8.86%
Taxable securities                          19,969         24,319          1,037           1,250          6.94%          6.87%
Nontaxable securities (2)                   12,403         14,115            477             604          7.91%          8.78%
Other (3)                                    3,273          1,175             88              63          3.59%          7.16%
                                        ----------     ----------     ----------     -----------     ---------      ---------
    Total interest-earning assets          214,675        201,740         13,018          12,473          8.34%          8.55%
                                        ----------     ----------     ----------     -----------     ---------      ---------

Interest-bearing liabilities:
Interest-bearing deposits                  142,527        133,453          4,456           4,365          4.18%          4.37%
Short-term borrowings                       14,691         23,864            487           1,118          4.43%          6.26%
Long-term borrowings                        30,885         21,440          1,408           1,003          6.10%          6.25%
                                        ----------     ----------     ----------     -----------     ---------      ---------
    Total interest-bearing
        liabilities                        188,103        178,757          6,351           6,486          4.51%          4.85%
                                        ----------     ----------     ----------     -----------     ---------      ---------

    Net interest spread                 $   26,572     $   22,983     $    6,667     $     5,987          3.83%          3.70%
                                        ==========     ==========     ==========     ===========     =========      =========

     Net interest margin (2)
       (% of earning assets)                                                                              4.38%          4.26%
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

--------------------------------------------------------------------------------

Noninterest Income and Expense

Income from service charges and fees produced earnings of $1,708 thousand, compared to $1,597 thousand during the first nine months of 2001 and 2000, respectively, an increase of 7.0%. Other income for the current period amounted to $775 thousand comprised mainly of recognition of gains from the sales of securities and conforming mortgages compared to $211 thousand during this period in 2000.

For this same period, noninterest expenses amounted to $6.6 million compared to $6.2 million in the prior year, an increase of $431 thousand 7.0%. Salaries and benefits, the largest component of noninterest expense, increased by $191 thousand for the nine-month period. Personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $240 thousand when comparing results of the first nine months of 2001 to the same period in 2000.

Provision for Loan Losses

The provision for loan losses was $335 thousand and $80 thousand during the nine-month periods of 2001 and 2000, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses. Currently the allowance for loan losses represents 1.12% of loans outstanding.

Net charge-offs for the nine months ended September 30, 2001 totaled $149 thousand, reflecting a ratio to average loans of .08% compared to net charge-offs of $159 thousand or .10% in the prior period.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense in 2001 totaled $708 thousand compared to $346 thousand in 2000. Taxes are higher due to a higher level of earnings and less tax-free income.


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

The following table summarizes non-performing assets at September 30, 2001 and December 31, 2000. Other than the amounts listed, there were no other loans that
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        Schedule of Non-Performing Assets

   (In thousands)                                                 September 30,        December 31,
                                                                       2001                2000
                                                                  --------------      --------------
   Non-accrual loans  (1)                                         $        1,810      $          169
   Loans past due 90 days or more and still accruing                          28                  43
   Other real estate owned, net                                              186                  85
   Renegotiated troubled debt                                                  -                   -
                                                                  --------------      --------------
     Total non-performing assets                                  $        2,024      $          297
                                                                  ==============      ==============

   Non-performing assets as a percentage of gross loans                     1.14%                .17%


   (1) The non-accrual loans include one large credit in the amount of $1,263 thousand that is 80% guaranteed as to principal and interest.

--------------------------------------------------------------------------------

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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $17.0 million at September 30, 2001, established borrowing relationships with the Federal Home Loan Bank of approximately 30% of total assets, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition, the parent company issues commercial paper and has secured long-term debt from a financial institution. Total debt from these sources aggregated $41.0 million at September 30, 2001, compared to $53.6 million at December 31, 2000.

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

Accounting and Regulatory Matters

Management is not aware of any trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or other operations.

Impact of Inflation and Changing Prices

Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. The effect of inflation on interest rates can materially impact bank operations, which rely on net interest margins as a major source of earnings. Noninterest expenses, such as salaries and wages, occupancy and equipment costs are also negatively impacted by inflation.


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


                                         UWHARRIE CAPITAL CORP
                                         (Registrant)

Date  October 25, 2001                   By:
      -------------------

                                               /s/   Roger L. Dick
                                         -------------------------
                                         Roger L. Dick
                                         President and Chief Executive Officer




                                               /s/   Barbara S. Williams
                                         -------------------------------
                                         Barbara S. Williams
                                         Senior Vice President-Finance