Form 10KSB
period 2001-12-31
UWHARRIE CAPITAL CORP
filed 2002-03-27
CIK 898171

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                    -----------    -----------

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

The Registrant's revenues for the year ended December 31, 2001 were $20,472,164.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sale price of the common stock in recent transactions was $30,750,533. Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of March 8, 2002, the Registrant had 5,836,905 shares of common stock outstanding.

                       Documents Incorporated By Reference

Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant's definitive Proxy Statement dated April 2, 2002 are incorporated by reference into Part III.

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one)         Yes [ ] No [X]

                        FORM 10-KSB CROSS REFERENCE INDEX
                        ---------------------------------

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2002, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

     Key
     ---

     AR        Annual Report to Shareholders for the fiscal year ended December
               31, 2001.

     Proxy Proxy Statement dated April 2, 2002 Annual Meeting of Shareholders to be held April 30, 2002.

     10-KSB    10-KSB for the fiscal year ended December 31, 2001

                                                                                  Document
                                                                                  --------
Part I

Item 1.  Business......................................................   Page  3           10-KSB
Item 2.  Properties....................................................   Page 13           10-KSB
Item 3.  Legal Proceedings.............................................   Page 13           10-KSB
Item 4.  Submission of Matters to a Vote of Security Holders...........   Page 14           10-KSB

Part II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters..........................................   Page  4               AR
Item 6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................   Page 32               AR
Item 7.  Financial Statements..........................................   Page  6               AR
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................   Page 14           10-KSB

Part III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of Exchange Act................   Page  5            Proxy
Item 10. Executive Compensation........................................   Page  9            Proxy
Item 11. Security Ownership of Certain Beneficial Owners and
          Management...................................................   Page  2            Proxy
Item 12. Certain Relationships and Related Transactions................   Page 11            Proxy

Part IV

Item 13.  Exhibits and Reports on Form 8-K
          (a)      Exhibits............................................   Page 14           10-KSB
          (b)      Reports on Form 8-K.................................   Page 15           10-KSB

                                     PART I

Item 1. Description of Business

Uwharrie Capital Corp (the "Company") is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly ("Stanly"), a North Carolina commercial bank chartered on September 28, 1983 and its three wholly-owned subsidiaries, The Strategic Alliance Corporation ("Strategic Alliance"), BOS Agency, Inc. ("BOS Agency") and Gateway Mortgage, Inc., a mortgage brokerage company acquired in August 2000. The Company also owns a non-bank subsidiary, Strategic Investment Advisors, Inc., formed in 1999.

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

At December 31, 2001 the Company and related subsidiaries had 81 full-time and 39 part-time employees.

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

Anson, acquired by the Company on January 19, 2000, was originally chartered in 1889 as Anson Building and Loan Association, a North Carolina chartered mutual savings institution. Later changed to Anson Savings Bank, it was converted to a stock chartered institution in June 1998. As a subsidiary of the Company, Anson provides the same level of financial services listed above to the Anson County market. Its main office and banking location is 211 S. Greene Street in Wadesboro, North Carolina.

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

Impact of Technological Advances; Upgrade to Company's Infrastructure

The banking industry is undergoing, and management believes will continue to undergo, technological changes with frequent introductions of new technology-driven products and services, such as internet banking. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company's operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures. At the same time, the Company anticipates that it will expand its array of technology-based products to its customers.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

     .    making or servicing loans;
     .    performing certain data processing services;
     .    providing discount brokerage services;
     .    acting as fiduciary, investment or financial advisor;
     .    leasing personal or real property;
     . making investments in corporations or projects designed primarily to promote community welfare; and
     .    acquiring a savings and loan association.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which bank holding companies may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company". A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature". Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may not be required to cease engaging in some of its activities. The Company has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of the new legislation.

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

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

     . a leverage capital requirement expressed as a percentage of total assets;

     . a risk-based requirement expressed as a percentage of total risk-weighted assets; and

     . a Tier 1 leverage requirement expressed as a percentage of total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

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

The Federal Reserve Board's regulations provide that the foregoing capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.

Source of Strength for Subsidiaries. Bank holding companies are required to
-----------------------------------
serve as a source of strength for their depository institution subsidiaries, and if their depository institution subsidiaries become undercaptialized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

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

State Law. The Banks are subject to extensive supervision and regulation by the
---------
North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Banks. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As member institutions of the FDIC, the Banks' deposits are
-----------------
insured up to a maximum of $100,000 per depositor. Stanly's deposits are insured through the Bank Insurance Fund ("BIF") and Anson's deposits are insured by the Savings Association Insurance Fund ("SAIF") both of which are administered by the FDIC. Each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2001, Stanly was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 11.60% and 12.88% respectively. As of December 31, 2001, Anson was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 21.30% and 22.56% respectively.

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

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised
------
the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

     . publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

     . the establishment of uniform accounting standards by federal banking agencies,

     . the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

     . additional grounds for the appointment of a conservator or receiver, and

     . restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank and a savings bank, the Company is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve Board which acts as the nation's central bank can directly affect money supply and, in general, affect a bank's lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are not members of the Federal Reserve System but are subject to reserve requirements imposed by the Federal Reserve Board on non-member banks. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company's operations.

Item 2. Properties

The Company's executive office is located at 134 North First Street, Albemarle, North Carolina, and the Company leases a facility at 130-132 North First Street in Albemarle, which is sub-leased to a local non-profit organization and to the Bank's subsidiary, The Strategic Alliance Corporation. The Company also owns a parcel of land in Locust, North Carolina held as a potential expansion site.

Stanly's Main Office is located at 167 North Second Street, Albemarle, North Carolina. Stanly has leased a portion of the Main Office facility since it opened in 1984, and its administrative and executive offices occupy an adjoining building, purchased in 1991. Stanly purchased a commercial building and parking lot adjacent to its Main Office in Albemarle in 1988 and purchased a commercial building in downtown Albemarle in 2001, that are held for future expansion.

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

Anson owns its banking facility located at 211 S. Greene Street, Wadesboro, North Carolina.

Item 3. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                     PART II

Items 5 through 7.

Incorporated by reference to the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Items 9 through 12.

Incorporated by reference to the Company's definitive proxy statement dated April 2, 2002.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) Financial Statements.
     The following consolidated financial statements of the Registrant are incorporated herein by reference from the indicated pages of the Registrant's 2001 Annual Report to Shareholders.

     (2)  Financial Statement Schedules.
     All financial statement schedules are omitted as substantially all the required information is contained in the Registrant's consolidated financial statements listed above which are incorporated herein by reference or is not applicable.

     (3)  Exhibits.

     The following exhibits are filed herewith or incorporated herein by reference.

Exhibit
Number                Description of Exhibit
--------------------------------------------------------------------------------

 3 (a)                *  Registrant's Articles of Incorporation
 3 (b)                *  Registrant's By-laws
 10                   *  Incentive Stock Option Plan, as amended * *
 13                      2001 Annual Report to Shareholders (filed herewith)
 21                      Subsidiaries of the Registrant (filed herewith)
 23                  **  Employee Stock Ownership Plan and Trust ****
 99                      Registrant's definitive proxy statement * * *

* Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (Reg. No. 33-58882)

**   Denotes a management contract or compensatory plan or arrangement.

***  To be filed with the Commission pursuant to Rule 14a-6 (b).

**** Previously filed with 1999 10KSB.

(b)  Reports on Form 8-K.

     The Registrant did not file a Current Report on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UWHARRIE CAPITAL CORP


March 19, 2002                         By:                                   /s/
                                          -------------------------------------
                                          Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                /s/                               March 19, 2002
-------------------------------------
Roger L. Dick
Chief Executive Officer


                                /s/                               March 19, 2002
-------------------------------------
Ronald B. Davis
President


                                /s/                               March 19, 2002
-------------------------------------
Barbara S. Williams,
Senior Vice President


                                /s/                               March 19, 2002
-------------------------------------
Cynthia H. Beane, Director


                                /s/                               March 19, 2002
-------------------------------------
Joe S. Brooks, Director


                                /s/                               March 19, 2002
-------------------------------------
Ronald T. Burleson, Director


                                /s/                               March 19, 2002
-------------------------------------
Bill C. Burnside, D.D.S., Director


                                /s/                               March 19, 2002
-------------------------------------
Gail C. Burris, Director

                                /s/                               March 19, 2002
-------------------------------------
David M. Jones, D.V.M., Director


                                /s/                               March 19, 2002
-------------------------------------
Kyle H. Josey, Director


                                /s/                               March 19, 2002
-------------------------------------
James F. Link, D.V.M., Director


                                /s/                               March 19, 2002
-------------------------------------
Joyce H. Little, Director


                                /s/                               March 19, 2002
-------------------------------------
W. Chester Lowder, Director


                                /s/                               March 19, 2002
-------------------------------------
Buren Mullis, Director


                                /s/                               March 19, 2002
-------------------------------------
John P. Murray, M.D., Director


                                /s/                               March 19, 2002
-------------------------------------
Kent E. Newport, Director


                                /s/                               March 19, 2002
-------------------------------------
George T. Reaves, Director


                                /s/                               March 19, 2002
-------------------------------------
A. James Russell, Director


                                /s/                               March 19, 2002
-------------------------------------
B. A. Smith, Jr., Director


                                /s/                               March 19, 2002
-------------------------------------
Douglas V. Waddell, Director

                                /s/                               March 19, 2002
-------------------------------------
Hugh E. Wallace, Director

                                  EXHIBIT INDEX

Exhibit
Number                      Description
-------           -----------------------------------
  13              2001 Annual Report to Shareholders

  21              Subsidiaries of the Registrant