Form 10QSB
period 2002-03-31
UWHARRIE CAPITAL CORP
filed 2002-05-13
CIK 898171

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

(_)  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________


                         Commission file Number 0-22062

                              UWHARRIE CAPITAL CORP
        (Exact name of small business issuer as specified in its charter)

         NORTH CAROLINA                                56-1814206
     (State of incorporation)               (I.R.S Employer Identification No.)

                             134 North First Street
                         Albemarle, North Carolina 28001
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (704) 983-6181

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No _____
    -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                           Outstanding at May 3, 2002
-------------------                           --------------------------
Common stock, par value $1.25 per share       5,798,173 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes _____   No  X
               ----

                     UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
Part 1     Financial Information

Item 1     Financial Statements

           Consolidated Balance Sheets, March 31, 2002 and December 31, 2001     3

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2002 and 2001                                         4

           Consolidated Statements of Changes in Shareholders' Equity for the
           Three Months Ended March 31, 2002                                     5

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2002 and 2001                                         6

           Notes to Consolidated Financial Statements                            7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             8


Part II    Other Information

Item 4     Submission of Matters to Vote of Security Holders                    12

Item 6     Exhibits and Reports on Form 8-K                                     13

Signatures                                                                      13

                         Part I - Financial Information

Item 1.  Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

(In thousands)                                                              March 31,    December 31,
                                                                              2002         2001 (*)
ASSETS                                                                     (unaudited)
                                                                           -----------   ------------
Cash and due from banks                                                     $   7,233    $      8,751
Interest-bearing deposits with banks                                            1,903           1,944
Securities available for sale:
   U.S. Treasury                                                                2,056           2,088
   U.S. Government agencies                                                    13,082          13,966
   State and political subdivisions                                            13,704          13,747
   Other securities                                                             2,450           2,448
                                                                            ---------    ------------
     Total securities                                                          31,292          32,249
                                                                            ---------    ------------
Loans (Note 2)                                                                188,836         185,610
   Less:  Allowance for loan losses                                             2,187           2,180
                                                                            ---------    ------------
   Loans, net                                                                 186,649         183,430
                                                                            ---------    ------------
Premises and equipment, net                                                     5,526           4,955
Interest receivable                                                             1,368           1,247
Other assets                                                                    6,518           6,192
                                                                            ---------    ------------
     Total assets                                                           $ 240,489    $    238,768
                                                                            =========    ============

LIABILITIES
Deposits:
   Demand, noninterest-bearing                                              $  24,600    $     25,047
   Interest checking and money market accounts                                 39,485          40,585
   Savings deposits                                                            44,369          41,985
   Time deposits, $100,000 and over                                            15,111          21,099
   Other time deposits                                                         46,073          44,799
                                                                            ---------    ------------
     Total deposits                                                           169,638         173,515
                                                                            ---------    ------------
Federal funds purchased                                                         5,300             775
Securities sold under repurchase agreements                                     2,328           2,477
Commercial paper                                                                3,564           6,225
Other short-term borrowed funds                                                 4,700             700
Long-term debt                                                                 32,884          33,433
Interest payable                                                                  424             333
Other liabilities                                                               1,045             754
                                                                            ---------    ------------
     Total liabilities                                                        219,883         218,212
                                                                            ---------    ------------
Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
     Issued and outstanding: 5,812,730 and 5,868,174 shares, respectively       7,266           7,335
Additional paid-in capital                                                      7,250           7,486
Common stock acquired by ESOP                                                  (1,096)         (1,096)
Undivided profits                                                               6,847           6,340
Accumulated other comprehensive income                                            339             491
                                                                            ---------    ------------
     Total shareholders' equity                                                20,606          20,556
                                                                            ---------    ------------
     Total liabilities and shareholders' equity                             $ 240,489    $    238,768
                                                                            =========    ============

See accompanying notes.

(*) Derived from audited financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

(In thousands)                                        Three Months Ended
                                                           March 31,
                                                      2002          2001
                                                    ----------   ----------
INTEREST INCOME:
  Interest on loans                                 $    3,230   $    3,898
  Interest on securities:
    U.S. Treasury                                           24            8
    U.S. Government agencies                               211          296
    State and political subdivisions                       189          163
    Other securities                                        33           58
  Other interest income                                     10           20
                                                    ----------   ----------
    Total interest income                                3,697        4,443

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                1,418        2,302
                                                    ----------   ----------

NET INTEREST INCOME                                      2,279        2,141

Provision for loan losses                                   86           53
                                                    ----------   ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                        2,193        2,088
                                                    ----------   ----------

NONINTEREST INCOME:
  Service charges on deposit accounts                      337          338
  Other service fees and commissions                       389          232
   Gain on sale of securities and loans                    157          238
  Other income                                              70           27
                                                    ----------   ----------
    Total noninterest income                               953          835
                                                    ----------   ----------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                  1,365        1,238
  Net occupancy expense                                    117           95
  Equipment expense                                        169          160
  Data processing                                          162          183
  Other operating expenses                                 598          552
                                                    ----------   ----------
    Total noninterest expense                            2,411        2,228
                                                    ----------   ----------

INCOME BEFORE INCOME TAXES                                 735          695
                                                    ----------   ----------
Provision for income taxes                                 228          221
                                                    ----------   ----------

NET INCOME                                          $      507   $      474
                                                    ==========   ==========

Net Income Per Common Share
   Basic                                            $      .09   $      .08
   Assuming dilution                                $      .09   $      .08
Weighted Average Shares Outstanding
   Basic                                             5,650,080    5,702,508
   Effect of dilutive stock options                    105,901      106,750
                                                    ----------   ----------
   Assuming dilution                                 5,755,981    5,809,258
                                                    ==========   ==========

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------
(in thousands)

                                                                                                            Accumulated
                                                     Additional   Common Stock                                    Other
                                            Common      Paid-in  Subscriptions   ESOP Notes    Undivided  Comprehensive
                                             Stock      Capital     Receivable   Receivable      Profits         Income       Total
                                             -----      -------     ----------   ----------      -------         ------       -----
Balance, December 31, 2001                $  7,335     $  7,486      $       -  $   (1,096)     $  6,340       $    491   $  20,556

Comprehensive income
     Net income                                  -            -              -           -           507              -         507
     Other comprehensive income,
       net of tax                                -            -              -           -             -              -           -
       Net increase (decrease) in fair
          Value of securities available
          for sale                               -            -              -           -             -           (152)       (152)
                                                                                                                          ---------
     Total comprehensive income                                                                                                 355
                                                                                                                          ---------

Stock options issued

Repurchase of common stock                     (69)        (236)                                                               (305)

                                          -----------------------------------------------------------------------------------------
Balance, March 31, 2002                   $  7,266     $  7,250         $    -   $  (1,096)     $  6,847        $   339   $  20,606
                                          =========================================================================================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

(in thousands)                                                                      Three Months Ended
                                                                                   March 31,   March 31
                                                                                     2002        2001
                                                                                   --------    --------
OPERATING ACTIVITIES
Net income                                                                         $    507    $    474
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                          124         117
  Amortization (accretion) of security premiums (discounts)                              19           2
  Provision for loan losses                                                              86          53
  Deferred income tax (benefit) expense                                                 (78)         37
  Net realized (gain) loss on available for sale securities                              --        (211)
  Gain on sale of mortgage loans                                                       (157)        (27)
  Net change in interest receivable                                                    (121)       (102)
  Net change in other assets                                                           (326)       (848)
  Net change in interest payable                                                         91          67
  Net change in other liabilities                                                       291        (180)
                                                                                   --------    --------
    Net Cash Provided by Operating Activities                                           436        (618)
                                                                                   --------    --------

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks                          41        (188)
Net (increase) decrease in federal funds sold                                            --        (800)
Proceeds from sales of securities available for sale                                     --       9,816
Proceeds from maturities of and payments on securities available for sale               864       1,000
Purchase of securities available for sale                                                --      (3,180)
Net increase in loans made to customers                                             (11,902)    (10,510)
Proceeds from sales of loans                                                          8,754       3,118
Purchase of premises and equipment                                                     (695)       (295)
                                                                                   --------    --------
    Net Cash Used By Investing Activities                                            (2,938)     (1,039)
                                                                                   --------    --------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                          (3,877)      8,983
Net increase (decrease) in federal funds purchased                                    4,525      (2,000)
Net increase (decrease) in securities sold under repurchase agreements                 (149)     (1,377)
Net increase (decrease) in other short-term borrowed funds                            1,339      (4,989)
Proceeds from long-term advances from Federal Home Loan Bank                             --       9,000
Repayment of long-term advances from Federal Home Loan Bank                            (549)     (8,274)
Repurchases of common stock                                                            (305)       (171)
Proceeds from issuance of common stock                                                   --          90
                                                                                   --------    --------
    Net cash provided by financing activities                                           984       1,262
                                                                                   --------    --------


Increase (Decrease) in Cash and Due from Banks                                       (1,518)       (395)
Cash and Due from Banks at Beginning of Year                                          8,751       5,694
                                                                                   --------    --------
     Cash and Due from Banks at End of Year                                        $  7,233    $  5,299
                                                                                   ========    ========

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1  -  Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the "Company"), it's subsidiaries, Bank of Stanly ("Stanly"), Anson Bank & Trust Co. ("Anson"), and Strategic Investment Advisors, Inc. (SIA). Bank of Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Note 2  -  Loans

  Loans outstanding at period end:
  ------------------------------------------------------------------------------
  (in thousands)                                         March 31,  December 31,
                                                           2002         2001
                                                        ----------- ------------
  Real estate loans                                      $ 138,977    $ 135,618
  Commercial and industrial                                 36,288       35,846
  Loans to individuals for household, family and other
    consumer expenditures                                   13,310       13,969
  All other loans                                              261          177
                                                        ----------- ------------
      Total                                              $ 188,836    $ 185,610
                                                        =========== ============
--------------------------------------------------------------------------------

Note 3 - Per Share Data

In the fourth quarter of 2001, the Company's Board of Directors declared a 3% stock dividend payable on November 16, 2001 to shareholders of record on October 29, 2001. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

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

The banks' risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2002 outstanding financial instruments whose contract amounts represented credit risk were approximately:

                                                (in thousands)

             Commitments to extend credit         $    24,729
             Credit card commitments                    5,726
             Standby letters of credit                    244
                                                  -----------
             Total commitments                    $    30,699
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

Overview of Operating Results

Uwharrie Capital Corp reported a substantial increase in earnings for the first quarter of 2002. Consolidated net income totaled $507 thousand for the three months ended March 31, 2002 compared to $474 thousand in the same period of 2001, reflecting an increase of 7.0%.

The Company's primary source of income, net interest margin, which is the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $2,279 thousand in the first quarter of 2002 compared to $2,141 thousand in the prior year. This represents an increase of $138 thousand or 6.4%, generated mainly by growth in loans and decline in cost of funds.

The Company continues to experience growth in earnings from sources other than the traditional net interest margin. As interest margin continues to come under pressure from competitors, the diversification of earnings base is of strategic importance to long-term success. Noninterest income produced earnings of $953 thousand compared to $835 thousand in the prior year, an increase of $118 thousand or 14.1%.

Operating expenses, totaling $2,411 thousand in first quarter of 2002 compared to $2,228 in 2001, increased $183 thousand or 8.2%, attributable to progress on the Company's long-term strategy and consistent with the Company's growth.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

As of March 31, 2002 total assets were $240.5 million, compared to $238.8 million at December 31, 2001, an increase of $1.7 million or .7%. The Company has experienced steady growth in loans, producing $11.8 million in loans net of repayments during the first quarter of 2002. Of this loan growth $8.6 million was sold in the mortgage cash market. Net growth in loans as reflected on the balance sheet was $3.2 million or 1.7%.

During the three-month period ended March 31, 2002, deposits decreased $3.9 million or 2.2%, mainly from a decline in $100,000 time certificates of deposits that matured and did not renew. Other borrowings needed to fund asset growth increased by $5.2 million due to the decline in deposits and growth in loans.

Shareholders' equity was $20.6 million at December 31, 2001 compared to $20.6 million at March 31, 2002, affected by retention of net income of $507 thousand, decrease of $152 thousand in accumulated other comprehensive income and the repurchase of 55,381 shares of common shares at a purchase price of $ 305 thousand.

At March 31, 2002, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended March 31, 2002 and 2001.

Earnings

Earnings for the three months ended March 31, 2002 were $507 thousand compared to $474 thousand during this period in 2001, an increase of 7.0%. This improvement can be attributed to an increase in net interest income due to growth in loans and improvement in fee income.

Net Interest Income

Net interest income increased $138 thousand or 6.4% when comparing the three-month periods presented, which is attributable to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, increased from 4.24% in the three months of 2001 compared to 4.43% in the current three-month period. The improvement in margin reflects a stable rate spread and the effects of a lower interest rate environment.

The average rate paid on interest-bearing liabilities decreased from 5.02% in 2001 to 3.02% in 2002. Interest-bearing deposits, as a percent of total interest-bearing liabilities was 77.9% at March 31, 2002 compared to 74.3% at March 31, 2001. Other funding sources decreased during this period. This had a positive impact on margin, when comparing the three-month periods, as other funding sources generally carry a higher cost than blended deposit sources.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2002 and 2001.

                                Average Balance Sheet and Net Interest Income Analysis
                                         For the Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------------------
                                          Average Level                Income/Expense               Rate/Yield
($ in thousands)                      2002           2001         2002           2001          2002           2001
                                   -----------    -----------  -----------    ------------  -----------    -----------
Interest-earning assets:
Loans  (1)                          $ 179,799      $ 177,436      $ 3,153         $ 3,826        7.11%          8.74%
Nontaxable loans (2)                    5,588          5,054           77              72        8.60%          8.93%
Taxable securities                     20,217         20,907          301             362        6.04%          7.03%
Nontaxable securities (2)              11,823         12,302          156             163        8.23%          8.25%
Other  (3)                              2,547          1,416           10              20        1.59%          5.73%
                                   -----------    -----------  -----------    ------------  -----------    -----------
    Total interest-earning assets     219,974        217,115        3,697           4,443        7.05%          8.54%
                                   -----------    -----------  -----------    ------------  -----------    -----------

Interest-bearing liabilities:
Interest-bearing deposits             148,576        138,266          934           1,587        2.55%          4.65%
Short-term borrowings                   8,693         18,663           35             276        1.63%          6.00%
Long-term borrowings                   33,409         29,153          449             439        5.45%          6.10%
                                   -----------    -----------  -----------    ------------  -----------    -----------
    Total interest-bearing
    Liabilities                       190,678        186,082        1,418           2,302        3.02%          5.02%
                                   -----------    -----------  -----------    ------------  -----------    -----------

    Net interest spread             $  29,296        $31,033      $ 2,279         $ 2,141        4.03%          3.52%
                                   ===========    ===========  ===========    ============  ===========    ===========

     Net interest margin  (2)
       (% of earning assets)                                                                     4.43%          4.24%
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

--------------------------------------------------------------------------------

Noninterest Income and Expense

Income from service charges and other fees produced earnings of $726 thousand compared to $570 thousand during the first three months of 2002 and 2001, respectively, an increase of 27.4%. Other income for the current period amounted to $70 thousand compared to $27 thousand in the prior year. Gains on the sale of mortgage loans contributed $157 thousand to income in the first quarter of 2002. This compares to $27 thousand recognized from the sale of mortgage loans and $211 thousand from the sale of mortgage-related investment securities during the first quarter of last year.

For this same period, noninterest expenses increased by $183 thousand or 8.2%. Salaries and benefits, the largest component of noninterest expense, increased by $127 thousand. Personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $56 thousand when comparing results of the first three months of 2002 to the same period in 2001.


Provision for Loan Losses

The provision for loan losses was $86 thousand and $53 thousand during the three-month periods of 2002 and 2001, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the three months ended March 31, 2002 totaled $80 thousand, reflecting a ratio to average loans of .04% compared to net charge-offs of $27 thousand or .01% in the prior period.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2002 totaled $228 thousand, an effective tax rate of 31.0% of pretax income compared to $221 thousand in 2001, which reflected an effective rate of 31.8%.

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

The following table summarizes non-performing assets at March 31, 2002 and December 31, 2001. Other than the amounts listed, there were no other loans that
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        Schedule of Non-Performing Assets
--------------------------------------------------------------------------------

   (In thousands)                                       March 31,  December 31,
                                                           2002        2001
                                                        ---------  ------------
   Nonaccrual loans                                     $   1,293  $      1,101
   Loans past due 90 days or more and still accruing          151            29
   Other real estate owned, net                                85            85
   Renegotiated troubled debt                                   -             -
                                                        ---------  ------------
     Total non-performing assets                        $   1,529  $      1,215
                                                        =========  ============

   Non-performing assets as a percentage of gross loans       .82%          .65%

--------------------------------------------------------------------------------

Included in the nonaccrual loans at March 31, 2002 is one loan account in the amount of $1,011 thousand that is 80% government guaranteed as to principal and interest.

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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $17.0 million at March 31, 2002, established borrowing relationships with the Federal Home Loan Bank at 30% of combined assets totaling approximately $72 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition the parent company issues commercial paper. Total debt from these sources aggregated $48.8 million at March 31, 2002, compared to $43.6 million at December 31, 2001.

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

          None during the first quarter ended March 31, 2002.

Item 6. Exhibits and Reports On Form 8-K

          None during the first quarter ended March 31, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.


                                        UWHARRIE CAPITAL CORP
                                        (Registrant)


Date:  May 6, 2002                      By:     /s/ Roger L. Dick
       ------------------                   ------------------------------------
                                            Roger L. Dick
                                            Chief Executive Officer



                                        By:     /s/ Barbara S. Williams
                                            ------------------------------------
                                            Barbara S. Williams
                                            Senior Vice President-Finance