Form 10QSB
period 2002-06-30
UWHARRIE CAPITAL CORP
filed 2002-08-07
CIK 898171

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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
    ----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                Outstanding at July 19, 2002
-------------------                                ----------------------------
Common stock, par value $1.25 per share            5,673,991 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes         No   X
    -----      ----

                     UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                PAGE
Part 1  Financial Information

Item 1  Financial Statements
        Consolidated Balance Sheets, June 30, 2002 and December 31, 2001          3

        Consolidated Statements of Income for the Three Months and the
        Six Months Ended June 30, 2002 and 2001                                   4

        Consolidated Statement of Changes in Shareholders' Equity for the
        Six Months Ended June 30, 2002                                            5

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2002 and 2001                                              6

        Notes to Consolidated Financial Statements                                7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                 8

Part II Other Information

Item 4  Submission of Matters to Vote of Security Holders                        13

Item 6  Exhibits and Reports on Form 8-K                                         14

Signatures                                                                       14

                         Part I - Financial Information

Item 1. Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------
In thousands)                                                                   June 30,         December 31,
                                                                                  2002            2001 (*)
ASSETS                                                                         (unaudited)
                                                                               -------------    ------------
Cash and due from banks                                                         $    10,110      $     8,751
Interest-bearing deposits with banks                                                  2,534            1,944
Securities available for sale:
   U.S. Treasury                                                                      1,111            2,088
   U.S. Government agencies                                                          12,606           13,966
   State and political subdivisions                                                  13,806           13,747
   Other securities                                                                   2,450            2,448
                                                                                -----------      -----------
     Total securities                                                                29,973           32,249
                                                                                -----------      -----------
Federal funds sold                                                                        -                -
Loans (Note 2)                                                                      184,142          185,610
   Less:  Allowance for loan losses                                                   2,293            2,180
                                                                                -----------      -----------
   Loans, net                                                                       181,849          183,430
                                                                                -----------      -----------
Premises and equipment, net                                                           5,641            4,955
Interest receivable                                                                   1,238            1,247
Other assets                                                                          6,627            6,192
                                                                                -----------      -----------
     Total assets                                                               $   237,972      $   238,768
                                                                                ===========      ===========

LIABILITIES
Deposits:
   Demand, noninterest-bearing                                                  $    27,027      $    25,047
   Interest checking and money market accounts                                       41,330           40,585
   Savings deposits                                                                  44,548           41,985
   Time deposits, $100,000 and over                                                  14,315           21,099
   Other time deposits                                                               44,075           44,799
                                                                                -----------      -----------
     Total deposits                                                                 171,295          173,515
                                                                                -----------      -----------
Federal funds purchased                                                               1,900              775
Securities sold under repurchase agreements                                           1,753            2,477
Commercial paper                                                                      3,123            6,225
Other short-term borrowed funds                                                       2,700              700
Long-term debt                                                                       34,860           33,433
Interest payable                                                                        320              333
Other liabilities                                                                     1,206              754
                                                                                -----------      -----------
     Total liabilities                                                              217,157          218,212
                                                                                -----------      -----------
Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
   issued and outstanding: 5,673,991 and 5,868,174 shares, respectively               7,092            7,335
Additional paid-in capital                                                            6,618            7,486
Common stock acquired by ESOP                                                        (1,096)          (1,096)
Undivided profits                                                                     7,343            6,340
Accumulated other comprehensive income                                                  858              491
                                                                                -----------      -----------
     Total shareholders' equity                                                      20,815           20,556
                                                                                -----------      -----------
       Total liabilities and shareholders' equity                               $   237,972      $   238,768
                                                                                ===========      ===========

See accompanying notes.

(*) Derived from audited financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                  Three Months Ended                Six Months Ended
                                                                    June 30,                          June 30,
                                                              2002             2001              2002            2001
                                                         ------------      -----------      ------------     ------------
INTEREST INCOME:
  Interest on loans                                      $      3,287      $     3,813      $      6,517     $      7,711
  Interest on securities:
    U.S. Treasury                                                  20                -                44                8
    U.S. Government agencies                                      187              307               399              603
    State and political subdivisions                              190              165               377              328
    Other securities                                               30               56                64              114
  Other interest income                                             8               15                18               35
                                                         ------------      -----------      ------------     ------------
    Total interest income                                       3,722            4,356             7,419            8,799

INTEREST EXPENSE:
  Interest on deposits and borrowed funds                       1,343            2,099             2,761            4,401
                                                         ------------      -----------      ------------     ------------

NET INTEREST INCOME                                             2,379            2,257             4,658            4,398

Provision for loan losses                                         140               85               226              138
                                                         ------------      -----------      ------------     ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                               2,239            2,172             4,432            4,260
                                                         ------------      -----------      ------------     ------------

NONINTEREST INCOME:
  Service charges on deposit accounts                             335              359               672              697
  Other service fees and commissions                              336              222               725              454
  Gain (loss) on sale of securities and loans                     269              221               426              435
  Other income(loss)                                               59               43               129               94
                                                         ------------      -----------      ------------     ------------
    Total noninterest income                                      999              845             1,952            1,680
                                                         ------------      -----------      ------------     ------------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                         1,475            1,205             2,840            2,443
  Net occupancy expense                                           117               98               234              193
  Equipment expense                                               166              150               335              310
  Data processing                                                 137              174               299              357
  Other operating expenses                                        626              575             1,224            1,127
                                                         ------------      -----------
                                                                                            ------------     ------------
    Total noninterest expense                                   2,521            2,202             4,932            4,430
                                                         ------------      -----------      ------------     ------------

INCOME BEFORE INCOME TAXES                                        717              815             1,452            1,510
Provision for income taxes                                        221              311               449              532
                                                         ------------      -----------      ------------     ------------

NET INCOME                                               $        496      $       504      $      1,003     $        978
                                                         ============      ===========      ============     ============

Net Income Per Common Share

    Basic                                                $        .09      $       .09      $        .18     $        .17
    Assuming dilution                                    $        .09      $       .09      $        .18     $        .17
Weighted Average Shares Outstanding

    Basic                                                   5,566,675        5,685,016         5,608,147        5,693,713
    Effect of dilutive stock options                           98,090           91,007           101,974           98,835
                                                         ------------      -----------      ------------     ------------

    Assuming dilution                                       5,664,765        5,776,023         5,710,121        5,792,548
                                                         ============      ===========      ============     ============

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------
(in thousands)

                                                                                          Accumulated
                                                  Additional                                    Other
                                         Common      Paid-in   ESOP Notes   Undivided   Comprehensive
                                          Stock      Capital   Receivable     Profits          Income         Total
                                          -----      -------   ----------     -------          ------         -----
Balance, December 31, 2001             $  7,335     $  7,486    $  (1,096)   $  6,340        $    491     $  20,556

Comprehensive income
  Net income                                  -            -            -       1,003               -         1,003
  Other comprehensive income,
      net of tax
      Net increase (decrease) in fair
         Value of securities available
         For sale                             -            -            -           -             367           367

                                                                                                          ---------
     Total comprehensive income                                                                               1,370
                                                                                                          ---------

Stock Options Issued                         18           19            -           -               -            37

Repurchase of common stock                 (261)        (887)           -           -               -        (1,148)

                                       ----------------------------------------------------------------------------
Balance, June 30, 2002                 $  7,092     $  6,618    $  (1,096)   $  7,343        $    858     $  20,815
                                       ============================================================================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------------------------------
(in thousands)                                                                        Six Months Ended
                                                                                    June 30,    June 30,
                                                                                      2002        2001
                                                                                    --------    --------
OPERATING ACTIVITIES
Net income                                                                          $  1,003    $    978
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                           253         239
  Amortization (accretion) of security premiums (discounts)                               40           -
  Provision for loan losses                                                              226         138
  Deferred income tax (benefit) expense                                                    -         (47)
  Net realized (gain) loss on available for sale securities                               (3)       (307)
  Gain on sale of mortgage loans                                                        (423)       (128)
  Gain on sale of other assets                                                             -         (24)
  Net change in interest receivable                                                        9          28
  Net change in other assets                                                            (334)       (179)
  Net change in interest payable                                                         (13)        (42)
  Net change in other liabilities                                                        188        (522)
                                                                                    --------    --------
    Net Cash Provided by Operating Activities                                            946         134
                                                                                    --------    --------

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks                         (590)       (796)
Net (increase) decrease in federal funds sold                                              -      (1,350)
Proceeds from sales of securities available for sale                                   2,566      17,067
Proceeds from maturities and calls of securities available for sale                      255       2,452
Purchase of securities available for sale                                                  -      (7,640)
Net increase in loans made to customers                                              (18,924)    (24,482)
Proceeds from sales of loans                                                          20,702      15,129
Proceeds from sales of other assets                                                        -         264
Purchase of premises and equipment                                                      (939)     (1,121)
Cash surrender value - officers life insurance                                           (52)     (1,921)
                                                                                    --------    --------
    Net Cash Used By Investing Activities                                              3,018      (2,398)
                                                                                    --------    --------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                           (2,220)      8,416
Net increase (decrease) in federal funds purchased                                     1,125      (2,000)
Net increase (decrease) in securities sold under repurchase agreements                  (724)       (738)
Net increase (decrease) in other short-term borrowed funds                            (1,102)     (5,314)
Proceeds from long-term debt                                                           2,000      11,000
Repayment of long-term debt                                                             (573)     (9,298)
Repurchases of common stock                                                           (1,148)       (367)
Proceeds from issuance of common stock                                                    37         152
                                                                                    --------    --------
    Net cash provided by financing activities                                         (2,605)      1,851
                                                                                    --------    --------

Increase (Decrease) in Cash and Due from Banks                                         1,359        (413)
Cash and Due from Banks at Beginning of Year                                           8,751       5,694
                                                                                    --------    --------
          Cash and Due from Banks at End of Year                                    $ 10,110    $  5,281
                                                                                    ========    ========

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1  - Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the "Company"), its subsidiaries, Bank of Stanly ("Stanly"), Anson Bank & Trust Co. ("Anson"), and Strategic Investment Advisors, Inc., ("SIA"). Bank of Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

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


Note 2  -  Loans

  Loans outstanding at period end:
  -------------------------------------------------------------------------------------------------
  (in thousands)                                                June 30,             December 31,
                                                                  2002                   2001
                                                             ---------------       ----------------
  Real estate loans                                                $ 132,176              $ 135,618
  Commercial and industrial                                           37,975                 35,846
  Loans to individuals for household, family and other
    consumer expenditures                                             13,874                 13,969
  All other loans                                                        117                    177
                                                             ---------------       ----------------
      Total                                                        $ 184,142              $ 185,610
                                                             ===============       ================

---------------------------------------------------------------------------------------------------


Note 3- Per Share Data

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

The banks' risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2002 outstanding financial instruments whose contract amounts represent credit risk were approximately:

                                                      (in thousands)

              Commitments to extend credit             $    27,078
              Credit card commitments                        5,715
              Standby letters of credit                        251
                                                       -----------
              Total commitments                        $    33,044
                                                       ===========




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

Overview of Operating Results

Uwharrie Capital Corp experienced an increase in earnings during the first six months of 2002 with consolidated net income of $1,003 thousand for the six-month period ended June 30, 2002 compared to $978 thousand in the same period of 2001, reflecting an increase of 2.6%.

The Company's primary source of income, net interest margin, the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $4,658 thousand in 2002 compared to $4,398 thousand in the prior year. This represents an increase of $260 thousand or 5.9%, generated mainly by an increase in average loans outstanding and lower rates on deposits.

The Company continues to experience growth in earnings from sources other than the traditional net interest margin. As interest margin continues to come under pressure from competitors, the diversification of the Company's earnings base is of strategic importance to long-term success. Service charges and other fees, a significant source of revenue, produced income of $1,397 thousand compared to $1,151 thousand in the same six-month period last year, an increase of $246 thousand or 21.4%. Gains on the sale of mortgage loans and securities contributed $426 thousand to income during the first six months of 2002, compared to $435 thousand in the prior year.

Operating expenses increased $502 thousand or 11.3% compared to the first six months of 2001, attributable to progress on the Company's long-term strategy and consistent with the Company's growth.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

As of June 30, 2002 total assets were $238.0 million, compared to $238.8 million at December 31, 2001, a decrease of $796 thousand. This was due in part to the net change in the loan portfolio. The Company has experienced steady loan demand, producing $18.9 million in loans, net of repayments, during the first six months of 2002. Loans sold in the secondary market during this period totaled $20.7 resulting in a net decrease of $1.5 million in the loan portfolio.

Also affecting asset growth were transactions in the investment portfolio that resulted in a net decrease of $2.3 million, including sales and pay downs on mortgage backed securities totaling $2.8 million offset by an increase in market value of $582 thousand.

During the six-month period ended June 30, 2002, deposits decreased by $2.2 million or 1.3%, a normal seasonal expectation during the first half of the year. Other borrowings increased by $726 thousand due to the decrease in deposits.

Shareholders' equity was $20.6 million at December 31, 2001 compared to $20.8 million at June 30, 2002, an increase of $259 thousand. This increase was the result of retention of net income of $1.0 million, an increase of $367 thousand in net unrealized gains on securities available for sale and stock repurchases that decreased equity by $1.1 million.

At June 30, 2002, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended June 30, 2002 and 2001

Earnings

The second quarter of 2002 reflected good operating results with net income of $496 thousand compared to earnings of $504 in the second quarter of 2001. Net income for the current quarter was down slightly due to an increase in the provision for loan loss. The Company has increased its Allowance for Loan Losses to 1.25% as a percentage of its outstanding loans due to comments by regulators concerning the overall level of reserves in the financial industry and the potential of credit problems in a weak economy. Loan loss provision expensed during the current quarter totaled $140 thousand, compared to $85 thousand in the prior year three-month period. Operating expenses increased by $319 thousand or 14.5% when comparing the two periods, attributable mainly to increased personnel costs and other operating expenses. For the six-month period ended June 30, 2002, the Company earned $1,003 thousand compared to $978 thousand in the prior year, an increase of 2.6%.

Net Interest Income

Net interest income (margin) generated from earnings on loans and investments less the expense of deposits and borrowings amounted to $2,379 thousand for the three months ended June 30, 2002, compared to $2,257 thousand in the same period of 2001, reflecting an increase of $122 thousand or 5.4%.

Noninterest Income and Expense

Non-interest income derived from service charges, commissions, fees and gains from mortgage and securities sales produced revenue of $999 thousand compared to $845 thousand in the same three-month period of 2001, an increase of 18.2%, due primarily to increased mortgage and brokerage activity.

For this same period, noninterest expenses amounted to $2.5 million compared to $2.2 million, an increase of $319 thousand or 14.5%. This can be attributed mainly to an increase of $270 thousand in salaries and benefits, the largest component of noninterest expense. The personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $49 thousand when comparing results of the second quarter of 2002 to the same period in 2001.

Comparison of results of operations for the six months ended June 30, 2002 and 2001

Earnings

Earnings for the six months ended June 30, 2002 were $1,003 thousand compared to $978 thousand during this period in 2001, an increase of 2.6%. This improvement can be attributed mainly to an increase in net interest income and improvement in fee income for brokerage and investment advisory activities.

Net Interest Income

Net interest income increased $260 thousand or 5.9% when comparing the six-month periods presented, which is attributable mainly to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, increased from 4.39% in the six months of 2001 compared to 4.50% in the current six-month period. The major factor contributing to the improvement in this ratio was the lower interest rate environment.

The average rate paid on interest-bearing liabilities decreased from 4.75% in 2001 to 2.92% in 2002, due to lower rates over an extended period and contributed to the improvement in margin. Interest-bearing deposits, as a percent of total interest-bearing liabilities were 76.9% at June 30, 2002 compared to 74.8% at June 30, 2001.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2002 and 2001.

             Average Balance Sheet and Net Interest Income Analysis
                        For the Six Months Ended June 30,
--------------------------------------------------------------------------------

                                        Average Level          Income/Expense             Rate/Yield
($ in thousands)                      2002         2001        2002       2001         2002        2001
                                    --------     --------    --------   --------      ------      ------
Interest-earning assets:
Loans (1)                           $180,606     $173,587    $  6,363   $  7,567        7.10%       8.79%
Nontaxable loans (2)                   5,546        5,025         154        144        8.61%       8.89%
Taxable securities                    19,560       21,183         569        739        5.87%       7.04%
Nontaxable securities (2)             12,001       12,191         315        314        8.14%       7.99%
Other (3)                              2,144        1,363          18         35        1.69%       5.18%
                                    --------     --------    --------   --------      ------      ------
    Total interest-earning assets    219,857      213,349       7,419      8,799        7.04%       8.55%
                                    --------     --------    --------   --------      ------      ------

Interest-bearing liabilities:
Interest-bearing deposits            146,332      139,718       1,772      3,066        2.44%       4.43%
Short-term borrowings                 10,726       16,736          94        505        1.77%       6.08%
Long-term borrowings                  33,327       30,274         895        830        5.42%       5.53%
                                    --------     --------    --------   --------      ------      ------
    Total interest-bearing
        liabilities                  190,385      186,728       2,761      4,401        2.92%       4.75%
                                    --------     --------    --------   --------      ------      ------

    Net interest spread             $ 29,472     $ 26,621    $  4,658   $  4,398        4.11%       3.80%
                                    ========     ========    ========   ========     =======      ======
     Net interest margin (2)
       (% of earning assets)                                                            4.50%       4.39%
                                                                                     =======      ======

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

--------------------------------------------------------------------------------

Noninterest Income and Expense

Income from service charges and fees produced earnings of $1,397 thousand, compared to $1,151 thousand during the first six months of 2002 and 2001, respectively, an increase of 21.4%. Other income for current period amounted to $555 thousand comprised mainly of recognition of gains from the sales of securities and conforming mortgages compared to $529 thousand during this period in 2001.

For this same period, noninterest expenses amounted to $4.9 million compared to $4.4 million in the prior year, an increase of $502 thousand or 11.3%. Salaries and benefits, the largest component of noninterest expense, increased by $397 thousand. Personnel costs increased due to additional staff to support the Company's growth, accrual of management incentive, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $105 thousand when comparing results of the first six months of 2002 to the same period in 2001.

Provision for Loan Losses

The provision for loan losses was $226 thousand and $138 thousand during the six-month periods of 2002 and 2001, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses. Currently the allowance for loan losses represents 1.25% of loans outstanding.

Net charge-offs for the six months ended June 30, 2002 totaled $113 thousand, reflecting a ratio to average loans of .06% compared to net charge-offs of $99 thousand or .06% in the prior period.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense in 2002 totaled $449 thousand compared to $532 thousand in 2001.

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

The following table summarizes non-performing assets at June 30, 2002 and December 31, 2001. Other than the amounts listed, there were no other loans that
(i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        Schedule of Non-Performing Assets


  (In thousands)                                         June 30,  December 31,
                                                           2002        2001
                                                         --------  ------------
  Non-accrual loans                                      $  1,189      $  1,101
  Loans past due 90 days or more and still accruing           150            29
  Other real estate owned, net                                 85            85
  Renegotiated troubled debt                                    -             -
                                                         --------  ------------
    Total non-performing assets                          $  1,424      $  1,215
                                                         ========  ============

  Non-performing assets as a percentage of gross loans        .77%          .65%

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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $17.0 million at June 30, 2002, established borrowing relationships with the Federal Home Loan Bank of approximately 30% of total assets, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition, the parent company issues commercial paper and has secured long-term debt from a financial institution. Total debt from these sources aggregated $44.3 million at June 30, 2002, compared to $43.6 million at December 31, 2001.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Company and its subsidiary banks, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and Tier I leverage ratio of 4 percent. Banks, which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered "well capitalized" by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with those guidelines.

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




                           Part II - Other Information

Item 4.   Submission Of Matters To Vote Of Security Holders

The Company's annual meeting of shareholders was held on Tuesday, April 30, 2002 in Albemarle, North Carolina. Proposals listed in the proxy Statement dated March 19, 2002, (1) to elect six directors of the Company, and (2) to ratify the appointment of the Company's independent public accountants for 2002, were approved by the shareholders as listed below. There were no other matters submitted for vote of the shareholders at this meeting.

Proposal (1) To elect six directors to three year terms. Votes for each nominee were as follows:

Nominee                  For            Withheld

Charles E. Allen         3,259,684      157,821
Cynthia H. Beane         3,368,612        48,893
Kyle H. Josey            3,369,655        47,850
B. Franklin Lee          3,368,915        48,590
Joyce H. Little          3,363,658        53,847
Don M. Russell           3,344,859        72,646


The following twelve directors continue in office after the meeting: Joe S. Brooks, Ronald T. Burleson, Bill C. Burnside, D.D.S., Gail C. Burris, David M. Jones, D.V.M., James F. Link, D.V.M., Buren Mullis, John P. Murray, M.D., Kent
E. Newport, George T. Reaves, A. James Russell and Hugh E. Wallace.

Proposal (2) To ratify the appointment of Dixon Odom PLLC as the Company's independent public accountants for 2002.

For         3,406,237
Against         2,836
Abstain         8,432





Item 6.  Exhibits and Reports On Form 8-K

          Reports on Form 8-K

              None



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.



                                       UWHARRIE CAPITAL CORP
                                       (Registrant)

Date   July 31, 2002                   By:


                                           /s/ Roger L. Dick
                                       ---------------------
                                       Roger L. Dick
                                       Chief Executive Officer

                                           /s/ Barbara S. Williams
                                       ---------------------------
                                       Barbara S. Williams
                                       Senior Vice President-Finance