Form 10QSB/A
period 2002-06-30
UWHARRIE CAPITAL CORP
filed 2002-08-13
CIK 898171

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





Item 6.  Exhibits and Reports On Form 8-K

          Reports on Form 8-K

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UWHARRIE CAPITAL CORP

Date:  July 31, 2002              By:   /s/ Roger L. Dick
                                        ---------------------------------------
                                        Roger L. Dick
                                        Chief Executive Officer

Date:  July 31, 2002              By:   /s/ Barbara S. Williams
                                        ---------------------------------------
                                        Barbara S. Williams
                                        Senior Vice President-Finance

                                  CERTIFICATION

The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-QSB filed by Uwharrie Capital Corp (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                  UWHARRIE CAPITAL CORP

Date:  August 13, 2002            By:   /s/ Roger L. Dick
                                        ---------------------------------------
                                        Roger L. Dick
                                        Chief Executive Officer

Date:  August 13, 2002            By:   /s/ Barbara S. Williams
                                        ---------------------------------------
                                        Barbara S. Williams
                                        Senior Vice President-Finance