Form 10QSB
period 2002-09-30
UWHARRIE CAPITAL CORP
filed 2002-11-08
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file Number 0-22062

UWHARRIE CAPITAL CORP
(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1814206
(State of incorporation)	(I.R.S. Employer Identification No.)

134 North First Street
Albemarle, North Carolina 28001
(Address of principal executive offices)

Issuer’s telephone number, including area code:
(704) 983-6181

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 19, 2002
Common stock, par value $1.25 per share	5,655,200 shares outstanding

Transitional Small Business Disclosure Format (check one):
  Yes  ☐    No  ☒

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
FORM 10-QSB

Part I - Financial Information

Item 1.    Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2002 (unaudited)	December 31, 2001 (*)
ASSETS
Cash and due from banks	$8,380	$8,751
Interest-bearing deposits with banks	1,446	1,944
Securities available for sale:
U.S. Treasury	1,154	2,088
U.S. Government agencies	12,171	13,966
State and political subdivisions	14,269	13,747
Other securities	2,516	2,448

Total securities	30,110	32,249

Loans (Note 2)	185,791	185,610
Less: Allowance for loan losses	2,342	2,180

Loans, net	183,449	183,430

Premises and equipment, net	5,893	4,955
Interest receivable	1,248	1,247
Other assets	8,283	6,192

Total assets	$238,809	$238,768

LIABILITIES
Deposits:
Demand, noninterest-bearing	$27,430	$25,047
Interest checking and money market accounts	36,791	40,585
Savings deposits	42,519	41,985
Time deposits, $100,000 and over	14,830	21,099
Other time deposits	44,286	44,799

Total deposits	165,856	173,515

Federal funds purchased	2,650	775
Securities sold under repurchase agreements	1,802	2,477
Commercial paper	3,210	6,225
Other short-term borrowed funds	2,000	700
Subordinated debt – trust preferred securities	5,000	—
Long-term debt	34,835	33,433
Interest payable	308	333
Other liabilities	1,337	754

Total liabilities	216,998	218,212

Off balance sheet items, commitments and contingencies (Note 4)
SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
issued and outstanding: 5,655,220 and 5,868,174 shares, respectively	7,069	7,335
Additional paid-in capital	6,532	7,486
Unearned ESOP compensation	(1,096)	(1,096)
Undivided profits	7,914	6,340
Accumulated other comprehensive income	1,392	491

Total shareholders’ equity	21,811	20,556

Total liabilities and shareholders’ equity	$238,809	$238,768

See accompanying notes.

(*)	Derived from audited financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
INTEREST INCOME:
Interest on loans	$3,224	$3,705	$9,741	$11,416
Interest on securities:
U.S. Treasury	10	1	54	9
U.S. Government agencies	187	232	586	835
State and political subdivisions	185	184	562	512
Other securities	31	44	95	158
Other interest income	14	53	32	88

Total interest income	3,651	4,219	11,070	13,018
INTEREST EXPENSE:
Interest on deposits and borrowed funds	1,283	1,950	4,044	6,351

NET INTEREST INCOME	2,368	2,269	7,026	6,667
Provision for loan losses	146	197	372	335

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,222	2,072	6,654	6,332

NONINTEREST INCOME:
Service charges on deposit accounts	344	356	1,016	1,053
Other service fees and commissions	234	201	959	655
Gain on sale of securities	—	62	3	369
Gain on sale of mortgage loans	405	141	828	269
Other income	186	43	315	137

Total noninterest income	1,169	803	3,121	2,483

NONINTEREST EXPENSE:
Salaries, wages and employee benefits	1,488	1,219	4,328	3,662
Net occupancy expense	128	104	362	297
Equipment expense	167	154	502	464
Data processing	184	168	483	525
Other operating expenses	666	553	1,890	1,680

Total noninterest expense	2,633	2,198	7,565	6,628

INCOME BEFORE INCOME TAXES	758	677	2,210	2,187
Provision for income taxes	187	176	636	708

NET INCOME	$571	$501	$1,574	$1,479

Net Income Per Common Share
Basic	$.10	$.09	$.27	$.25
Assuming dilution	$.10	$.08	$.27	$.25
Weighted Average Shares Outstanding
Basic	5,640,532	5,845,486	5,730,607	5,858,109
Effect of dilutive stock options	99,853	91,229	103,288	98,238

Assuming dilution	5,740,385	5,936,715	5,833,895	5,956,347

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Common Stock		Additional Paid In Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income
	Shares	Amount					Total
Balance, December 31, 2001	5,868,174	$7,335	$7,486	$(1,096)	$6,340	$491	$20,556
Comprehensive income
Net income		—	—	—	1,574	—	1,574
Other comprehensive income,
net of tax
Net increase (decrease) in fair
Value of securities available
For sale		—	—	—	—	901	901

Total comprehensive income							2,475

Stock Options Issued	16,636	21	21	—	—	—	42
Repurchase of common stock	(229,590)	(287)	(975)	—	—	—	(1,262)

Balance, September 30, 2002	5,655,220	$7,069	$6,532	$(1,096)	$7,914	$1,392	$21,811

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001

OPERATING ACTIVITIES
Net income	$1,574	$1,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	383	359
Amortization (accretion) of security premiums (discounts)	55	5
Provision for loan losses	372	335
Deferred income tax (benefit) expense	—	172
Net realized (gain) loss on available for sale securities	(3)	(369)
Gain on sale of mortgage loans	(828)	(269)
Gain on sale of other assets	(125)	(29)
Net change in interest receivable	(1)	(192)
Net change in other assets	(715)	(92)
Net change in interest payable	(25)	(41)
Net change in other liabilities her liabilities	215	(430)

Net Cash Provided by Operating Activities	902	928

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks	498	(1,383)
Net (increase) decrease in federal funds sold	—	(4,900)
Proceeds from sales of securities available for sale	3,111	21,822
Proceeds from maturities and calls of securities available for sale	255	2,452
Purchase of securities available for sale	(60)	(11,762)
Net increase in loans made to customers	(32,584)	(32,581)
Proceeds from sales of loans	33,021	24,593
Proceeds from sales of fixed assets and other assets	325	670
Purchase of premises and equipment	(1,320)	(1,422)
Cash surrender value – officers life insurance	(1,528)	(1,921)

Net Cash Used By Investing Activities	1,718	(4,432)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(7,659)	16,125
Net increase (decrease) in federal funds purchased	1,875	(2,000)
Net increase (decrease) in securities sold under repurchase agreements	(675)	(877)
Net increase (decrease) in other short-term borrowed funds	(1,715)	(14,347)
Proceeds from issue of subordinated debt	5,000	—
Proceeds from long-term debt	2,000	16,000
Repayment of long-term debt	(597)	(11,322)
Repurchases of common stock	(1,262)	(498)
Proceeds from issuance of common stock	42	165

Net cash provided by financing activities	(2,991)	3,246

Increase (Decrease) in Cash and Due from Banks	(371)	(258)
Cash and Due from Banks at Beginning of Year	8,751	5,694

Cash and Due from Banks at End of Year	$8,380	$5,436

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”), its subsidiaries, Bank of Stanly (“Stanly”), Anson Bank & Trust Co. (“Anson”), Strategic Investment Advisors, Inc., (“SIA”), and Uwharrie Statutory Trust 1 (“UST”). Bank of Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Note 2 – Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of comprehensive income and related tax effects are as follows:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$571	$501	$1,574	$1,479

Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available for sale securities	638	559	1,221	518
Tax effect	(104)	(219)	(320)	(203)

Total other comprehensive income	534	340	901	315

Comprehensive income	$1,105	$841	$2,475	$1,794

Note 3 - Loans

Loans outstanding at period end:

(in thousands)

	September 30, 2002	December 31, 2001
Real estate loans	$132,550	$135,618
Commercial and industrial	39,585	35,846
Loans to individuals for household, family and other
consumer expenditures	13,541	13,969
All other loans	115	177

Total	$185,791	$185,610

Note 4 - Per Share Data

On September 18, 2001, the Company’s Board of Directors declared a 3% stock dividend payable on November 16, 2001 to shareholders of record on October 29, 2001. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

On September 10, 2002, the Company’s Board of Directors declared a 3% stock dividend payable on November 15, 2002 to shareholders of record on October 25, 2002. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Note 5 - Commitments and Contingencies

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

The banks’ risks of loss with the unfunded loans and lines of credit or standby letters of credits is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2002, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	(in thousands	)
Commitments to extend credit	$26,980
Credit card commitments	5,880
Standby letters of credit	224

Total commitments	$33,084

Note 6 – Subordinated Debt

In September of 2002, the Company established a business trust subsidiary for the purpose of issuing trust preferred securities. The proceeds from the issue of these securities are loaned to the parent company in the form of a long-term, deeply subordinated note. The resulting subordinated debt generated proceeds of $5,000,000. The debt has a 30 year maturity with periodic call opportunities and carries a quarterly distribution of interest at a variable rate of Libor + 3.40 basis points.

Note 7 – Stock Offering

On August 16, 2002 the Company mailed a Prospectus to its shareholders and prospective shareholders for the offering of 1,275,000 shares of common stock. The primary purpose of the offering is to capitalize a new subsidiary bank, Cabarrus Bank & Trust Company (proposed). As of October 25, 2002, the offering had resulted in the sale of 538,186 new shares with proceeds of $2,960,023, meeting the minimum requirements as specified in the Prospectus.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Overview of Operating Results

The Company experienced an increase in earnings during the first nine months of 2002 with consolidated net income of $1.6 million for the nine-month period ended September 30, 2002 compared to $1.5 million in the same period of 2001, reflecting an increase of 6.4%.

The Company’s primary source of income, net interest margin, the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $7.0 million in 2002 compared to $6.7 million in the prior year. This represents an increase of $359 thousand or 5.4%, generated mainly by an increase in average loans outstanding and lower rates on deposits.

The Company continues to experience growth in earnings from sources other than the traditional net interest margin. As interest margin continues to come under pressure from competitors, the diversification of the Company’s earnings base is of strategic importance to long-term success. Service charges and other fees, a significant source of revenue, produced income of $2.0 million compared to $1.7 million in the same nine-month period last year, an increase of $267 thousand or 15.6%. Gains on the sale of mortgage loans and securities contributed $831 thousand to income during the first nine months of 2002, compared to $638 thousand in the prior year, an increase of $193 thousand or 30.3%. Other non-interest income amounted to $315 thousand compared to $137 thousand in the prior period, with the increase due primarily to a gain of $125 thousand resulting from the sale of an investment in a mortgage company.

Operating expenses increased $937 thousand or 14.1% compared to the first nine months of 2001, attributable to progress on the Company’s long-term strategy to increase fee income and expand into higher growth markets. In July 2002, a new branch of Stanly was opened in Concord, North Carolina, located in Cabarrus County, a high growth market. Expenses of this start up, including additional staffing, are reflected in current operating costs.

On August 16, 2002 the Company mailed a Prospectus to its shareholders and prospective shareholders for the offering of 1,275,000 shares of common stock. The primary purpose of the offering is to capitalize a new subsidiary bank, Cabarrus Bank & Trust Company (proposed) to be headquartered in Concord, North Carolina. The organizers of this new bank share the Company’s philosophy for community banking. Once sufficient funds have been raised to capitalize the new bank and the banking charter is approved by regulators, operations will commence with the purchase of the assets and deposits of the Concord office of Stanly located in Cabarrus

County, and the assets and deposits of another branch, currently proposed to be opened by Stanly in Mt. Pleasant, North Carolina, a community also located in Cabarrus County. As of October 25, 2002, the minimum number of shares under the offering had been subscribed.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

As of September 30, 2002 and December 31, 2001, total assets were $238.8 million, reflecting flat overall growth. Economic growth in the Company’s primary market area has been flat due to declining loan demand except for conforming mortgages which have expanded due to lower market rates, creating opportunity for consumers to refinance their mortgages. The Company produced approximately $32.6 million in loans, net of repayments, during the first nine months of 2002. Proceeds from loans sold in the secondary market during this period totaled $33.0 million.

Also affecting asset growth were transactions in the investment portfolio that resulted in a net decrease of $2.1 million, including sales and pay downs on mortgage backed securities totaling $3.3 million offset by an increase in market value of $1.2 million.

Other assets increased by $2.1 million due mainly to the increase of $1.5 million in bank-owned life insurance policies (BOLI). The Company utilizes BOLI as a funding vehicle for an executive supplemental retirement plan implemented in 2001. As of September 30, 2002, the total invested in BOLI was $3.5 million. Earnings on BOLI are reported as other income.

During the nine-month period ended September 30, 2002, deposits decreased by $7.7 million or 4.4%, due partly to normal seasonal fluctuation during the first half of the year and otherwise from withdrawal of jumbo certificates of deposit, which are considered volatile funds.

Short-term borrowings decreased by $515 thousand when comparing the two periods and long-term debt increased by $6.4 million. During the period, the Company issued $5 million in subordinated debt through a pooled trust preferred transaction. To facilitate this transaction, the holding company established a business trust subsidiary (UST) for the purpose of issuing trust preferred securities. The proceeds are loaned to the parent company in the form of a long-term, deeply subordinated note. The advantages of trust preferred securities for the holding company are: (1) they are the only securities counted as Tier I capital that have tax deductible interest payments, (2) the tax efficiency of trust preferred securities may save an issuer as much as 300 basis points in comparison to the cost of traditional preferred stock and (3) these securities do not dilute ownership. Long-term borrowing at the Federal Home Loan Bank increased by $1.8 million when comparing these periods and long-term debt to another financial institution decreased by $400 thousand.

Shareholders’ equity was $21.8 million at September 30, 2002 compared to $20.5 million at December 31, 2001, an increase of $1.3 million. This increase was the result of retention of net income of $1.6 million, an increase of $901 thousand in net unrealized gains on securities available for sale and stock repurchases that decreased equity by $1.2 million.

At September 30, 2002, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended September 30, 2002 and 2001

Earnings

The third quarter of 2002 reflected good operating results with net income of $571 thousand compared to earnings of $501 in the third quarter of 2001, an increase of $70 thousand or 14.0%, attributable mainly to an increase in conforming mortgage sales. Gains recognized from the sale of mortgage loans amounted to $405 thousand compared to $141 thousand in this period last year. Net interest income contributed earnings of $2.4 million compared to $2.3 million, an increase of $99 thousand.

Loan loss provision expensed during the current quarter totaled $146 thousand, compared to $197 thousand in the prior year three-month period. Operating expenses increased by $435 thousand or 19.8% when comparing the two periods.

Net Interest Income

Net interest income (margin) generated from earnings on loans and investments less the expense of deposits and borrowings amounted to $2.4 million for the three months ended September 30, 2002, compared to $2.3 million in the same period of 2001, reflecting an increase of $99 thousand or 4.4%.

Noninterest Income

Noninterest income derived mainly from service charges, commissions, fees and gains from mortgage and securities sales produced total revenue of $1.2 million compared to $803 thousand in the same three-month period of 2001, an increase of $366 thousand or 45.6%, due primarily to increased mortgage activity.

Fee income amounted to $578 thousand compared to $557 thousand during the prior three-month period. Income from the sale of mortgages totaled $405 thousand compared to $141 thousand when comparing these periods, an increase of $264 thousand. There were no gains on securities recognized in the third quarter of 2002 compared to $62 thousand in the same period of the prior year.

Other income of $186 thousand in the third quarter of 2002 included a gain of $125 thousand recognized on the sale of an investment in a mortgage company. Other income for the same period of 2001 was $43 thousand.

Noninterest Expense

For this same period, noninterest expenses amounted to $2.6 million compared to $2.2 million, an increase of $435 thousand or 19.8%. This can be attributed mainly to an increase of $269 thousand in salaries and benefits, the largest component of noninterest expense. The personnel costs increased due to additional staff to support the Company’s growth, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $166 thousand when comparing results of the third quarter of 2002 to the same period in 2001. Some of the start up costs of opening a new branch and the cost of its staff and operations are included in the third quarter expenses.

Comparison of results of operations for the nine months ended September 30, 2002 and 2001

Earnings

Earnings for the nine months ended September 30, 2002 were $1.6 million and compared to $1.5 million during this period in 2001, an increase of $95 thousand or 6.4%. This improvement can be attributed mainly to an increase in net interest income, increase in gains from mortgage sales and other assets and improvement in fee income for brokerage and investment advisory activities.

Net Interest Income

Net interest income increased $359 thousand or 5.4% when comparing the nine-month periods presented, which is attributable mainly to an increased volume of interest earning assets. The net interest margin, on a tax equivalent basis, increased from 4.38% in the nine months of 2001 compared to 4.53% in the current nine-month period. The major factor contributing to the improvement in this ratio was the lower interest rate environment.

The average rate paid on interest-bearing liabilities decreased from 4.51% in 2001 to 2.86% in 2002, due to lower rates over an extended period, contributing to the improvement in margin. Interest-bearing deposits, as a percent of total interest-bearing liabilities were 76.7% at September 30, 2002 compared to 75.8% at September 30, 2001.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2002 and 2001.

Average Balance Sheet and Net Interest Income Analysis For the Nine Months Ended September 30,
	Average Level		Income/Expense		Rate/Yield
($ in thousands)	2002	2001	2002	2001	2002	2001
Interest-earning assets:
Loans (1)	$179,441	$174,023	$9,517	$11,201	7.09%	8.61%
Nontaxable loans (2)	5,539	5,007	224	215	8.33%	8.83%
Taxable securities	19,129	19,969	827	1,037	5.78%	6.94%
Nontaxable securities (2)	11,912	12,403	470	477	8.11%	7.91%
Other (3)	2,542	3,273	32	88	1.68%	3.59%

Total interest-earning assets	218,563	214,675	11,070	13,018	7.00%	8.34%

Interest-bearing liabilities:
Interest-bearing deposits	144,837	142,527	2,546	4,456	2.35%	4.18%
Short-term borrowings	10,098	14,691	135	487	1.79%	4.43%
Long-term borrowings	33,923	30,885	1,363	1,408	5.37%	6.10%

Total interest-bearing liabilities	188,858	188,103	4,044	6,351	2.86%	4.51%

Net interest spread	$29,705	$26,572	$7,026	$6,667	4.14%	3.83%

Net interest margin (2)
(% of earning assets)					4.53%	4.38%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.

(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.

(3)	Includes federal funds sold and due from banks, interest-bearing.

Noninterest Income and Expense

Earnings from noninterest income were $3.1 million, compared to $2.5 million during the first nine months of 2002 and 2001, respectively, an increase of $638 thousand or 25.7%. This is composed of income from service charges and fees which produced earnings of $2.0 million compared to $1.7 million in the prior year, an increase of 267 thousand or 15.6%. Other income and gains for current period amounted to $1.1 million, mainly from recognition of gains on the sales of securities and conforming mortgages, compared to $775 thousand during this period in 2001.

For this same period, noninterest expenses amounted to $7.6 million compared to $6.6 million in the prior year, an increase of $937 thousand or 14.1%. Salaries and benefits, the largest component of noninterest expense, increased by $666 thousand. Personnel costs increased due to additional staff to support the Company’s growth, normal salary adjustments and associated benefit costs. All other expenses as a group increased by $271 thousand when comparing results of the first nine months of 2002 to the same period in 2001.

Provision for Loan Losses

The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of uncollectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

The allowance for loan losses is established by charges to earnings in the form of a provision for loan losses. The allowance is decreased by charged off loans and increased by the provisions charged to operations and by recoveries of amounts previously charged off.

The provision for loan losses was $372 thousand and $335 thousand during the nine-month periods of 2002 and 2001, respectively. Currently the allowance for loan losses represents 1.26% of loans outstanding, an increase over the 1.17% in 2001.

Net charge-offs for the nine months ended September 30, 2002 totaled $211 thousand, reflecting a ratio to average loans of .11% compared to net charge-offs of $149 thousand or .08% in the prior period.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense in 2002 totaled $636 thousand compared to $708 thousand in 2001.

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

The following table summarizes non-performing assets at September 30, 2002 and December 31, 2001. Other than the amounts listed, there were no other loans that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management has information that causes them to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Schedule of Non-Performing Assets

(In thousands)	September 30, 2002	December 31, 2001
Non-accrual loans	$1,377	$1,101
Loans past due 90 days or more and still accruing	10	29
Other real estate owned, net	264	85
Renegotiated troubled debt	—	—

Total non-performing assets	$1,651	$1,215

Non-performing assets as a percentage of gross loans	.89%	.65%

Of the non-accrual amount in 2002 and 2001 approximately $1.0 million is government guaranteed as to principal.

Liquidity and Capital Resources

The objective of the Company’s liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on the opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $17.0 million at September 30, 2002, established borrowing relationships with the Federal Home Loan Bank of approximately 30% of total assets, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements. In addition, the parent company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $49.5 million at September 30, 2002, compared to $43.6 million at December 31, 2001.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Company and its subsidiary banks, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and Tier I leverage ratio of 4 percent. Banks, which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered “well capitalized” by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with those guidelines.

Both the Company and its subsidiary banks have maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

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

Item 3.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s management completed an evaluation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Finance Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Part II - Other Information

Item 6.    Exhibits and Reports On Form 8-K

(a)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

(b)    Exhibits

99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Principal Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: November 7, 2002	By:	/s/ Roger L. Dick
Roger L. Dick Chief Executive Officer

Date: November 7, 2002	By:	/s/ Barbara S. Williams
Barbara S. Williams SVP, Principal Finance Officer

UWHARRIE CAPITAL CORP
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Roger L. Dick, the certifying individual, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Uwharrie Capital Corp (the Registrant);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a day within 90 days prior to the filing date of this quarterly report the (“Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/s/ Roger L. Dick
Roger L. Dick Chief Executive Officer

UWHARRIE CAPITAL CORP
CERTIFICATION OF PRINCIPAL FINANCE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Barbara S. Williams, the certifying individual, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Uwharrie Capital Corp (the Registrant);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a day within 90 days prior to the filing date of this quarterly report the (“Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/s/ Barbara S. Williams
Barbara S. Williams SVP, Principal Finance Officer