Form 10KSB
period 2002-12-31
UWHARRIE CAPITAL CORP
filed 2003-03-28
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 0-22062

Uwharrie Capital Corp
134 N. First Street
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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant’s revenues for the year ended December 31, 2002 were $19,055,843.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the sale price of the common stock in recent transactions was $34,317,525.  Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of December 31, 2002, the Registrant had 6,494,101 shares of common stock outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s 2002 Annual Report to Shareholders are incorporated by reference into Part II of this report.   Portions of the Registrant’s definitive Proxy Statement dated April 7, 2003 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format  (check one)

Yes ☐	No ☒

FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, and (ii) the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2003, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2002.

Proxy	Proxy Statement dated April 7, 2003 for Annual Meeting of Shareholders to be held May 6, 2003.

10-KSB	10-KSB for the fiscal year ended December 31, 2002

Document
Part I

Item 1.	Business	Page 3	10-KSB
Item 2.	Properties	Page 13	10-KSB
Item 3.	Legal Proceedings	Page 14	10-KSB
Item 4.	Submission of Matters to a Vote of Security Holders	Page 14	10-KSB

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	Page 4	AR
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 34	AR
Item 7.	Financial Statements	Page 6	AR
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 14	10-KSB

Part III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of Exchange Act	Page 5	Proxy
Item 10.	Executive Compensation	Page 9	Proxy
Item 11.	Security Ownership of Certain Beneficial Owners and Management	Page 15	10-KSB
Item 12.	Certain Relationships and Related Transactions	Page 11	Proxy
Item 13.	Exhibits and Reports on Form 8-K	Page 15	10-KSB
Item 14.	Controls and Procedures	Page 16	10-KSB

PART I

Item 1.     Description of Business

Uwharrie Capital Corp (the “Company”) is a North Carolina bank holding company.  The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (“Stanly”), a North Carolina commercial bank chartered on September 28, 1983 and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc., a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Strategic Investment Advisors, Inc. formed in 1999 and Uwharrie Statutory Trust 1 formed in 2002.

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank.  The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of Uwharrie Capital Corp.  The Savings Bank operates under the name Anson Bank & Trust Co. (“Anson” or together with Stanly, the “Banks”).

The Company and its subsidiaries are located in Stanly County, Anson County and Cabarrus County.  However, the Company intends to prudently expand its service area to include the entire Uwharrie Lakes Region of North Carolina.

During 2002, Bank of Stanly expanded its service into the Cabarrus County market with two banking offices.

In 2002, the Company associated itself with a group of organizers in Cabarrus County who applied to the NC State Banking Commission and the Federal Deposit Insurance Corporation for permission to charter a new state bank to be known as “Cabarrus Bank & Trust Company” in Cabarrus County.  The Company sought approval of the Federal Reserve Board to capitalize and own this new bank.

The organizers and the Company have received all regulatory approvals and on April 10, 2003, Cabarrus Bank & Trust Company will acquire the branch assets and assume the deposit liabilities of the two new Bank of Stanly branches located in Cabarrus County.  Cabarrus Bank & Trust Company will thereby become a subsidiary bank of Uwharrie Capital Corp.

The Company is community oriented, emphasizing the well being of the people in its region above financial gain in directing its corporate decisions.  In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution.  This means that the Company must evolve with today’s quickly changing financial services industry.  In 1993, the Company implemented its current strategy to remain a strong independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community.  This strategy consists of developing and expanding the Company’s technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers.  This strategy has provided the Company with the capacity to grow and leverage the high cost of delivering competitive services.

At December 31, 2002 the Company and related subsidiaries had 102 full-time and 36 part-time employees.

Business of the Banks

Stanly is a North Carolina chartered commercial bank incorporated in 1983 and commenced banking operations on January 26, 1984.  Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates four other banking offices located in Stanly County, North Carolina and two branches located in Cabarrus County as of December 31, 2002.  Stanly is the only commercial bank headquartered in Stanly County.

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market.  Stanly provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services.  Stanly’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit.  Stanly also offers Internet Banking, 24-Hour Telephone Banking, and issues Visa Ò Check Card, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at four branches of Stanly and at the automated teller machines of other banks linked to the STAR Ò or CIRRUS Ò networks.  Stanly is licensed to offer MasterCard Ò credit cards. Stanly does not provide the services of a trust department.

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

Non-bank Subsidiaries

Stanly has three wholly-owned subsidiaries, BOS Agency, Strategic Alliance and Gateway.  BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements.  Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name.  It is registered with the Securities and Exchange Commission and licensed by the National Association of Securities Dealers (“NASD”) as a securities broker-dealer.  Gateway is a mortgage brokerage company, acquired by Stanly in 2000, which offers a wide array of non-conforming mortgage programs and provides a market presence in the fast-growing Cabarrus County market.

The Company has two non-bank subsidiaries. Strategic Investment Advisors Inc., which is registered as an investment advisor with the State of North Carolina, began operations on April 1, 1999 and provides portfolio management services to customers in the Uwharrie Lakes Region. In September 2002, the Company established a business trust subsidiary, Uwharrie Statutory Trust 1, in order to issue capital securities through a pooled trust preferred issue.

Competition

Commercial banking in North Carolina is extremely competitive, due in large part to statewide branching.  The Company encounters significant competition from a number of sources, including other bank holding companies, commercial banks, thrift and savings and loan institutions, credit unions, and other financial institutions and financial intermediaries.

Among commercial banks, Stanly, Anson and Cabarrus compete in their market areas with some of the largest banking organizations in the state, several of which have hundreds of branches in North Carolina and billions of dollars in assets.  Moreover, competition is not limited to financial institutions based in North Carolina.  The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors.  Consequently, some competitors have substantially higher lending limits due to their greater total capitalization, and may perform functions for their customers that the Company currently does not offer.  As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially and adversely affect its business, results of operations and financial condition.

Each banking entity depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

Exposure to Local Economic Conditions.

The Company’s success is dependent to a significant extent upon economic conditions in Stanly, Anson and Cabarrus Counties, and more generally, in the Uwharrie Lakes Region.  In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control.  Economic recession over a prolonged period or other economic dislocation in Stanly, Anson and Cabarrus Counties and the Uwharrie Lakes Region could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital.  Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company’s market area would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Impact of Technological Advances; Upgrade to Company’s Infrastructure

The banking industry is undergoing, and management believes will continue to undergo, technological changes with frequent introductions of new technology-driven products and services, such as internet banking.  In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company’s operations.  Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth.  As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures.  At thesame time, the Company anticipates that it will expand its array of technology-based products to its customers.

Regulation of the Company

Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, (the “BHC Act”), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

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

The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;
•	performing certain data processing services;
•	providing discount brokerage services;
•	acting as fiduciary, investment or financial advisor;
•	leasing personal or real property;
•	making investments in corporations or projects designed primarily to promote community welfare; and
•	acquiring a savings and loan association.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which bank holding companies may engage were significantly expanded.  Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company”.  A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature”.  Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act.  In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company.  A bank holding company that falls out of compliance with these requirements may not be required to cease engaging in some of its activities.  The Company has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries.  Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.  The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.  We cannot predict the full sweep of the new legislation.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	a leverage capital requirement expressed as a percentage of total assets;

•	a risk-based requirement expressed as a percentage of total risk-weighted assets; and

•	a Tier 1 leverage requirement expressed as a percentage of total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

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

The Federal Reserve Board’s regulations provide that the foregoing capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.

Source of Strength for Subsidiaries.  Bank holding companies are required to serve as a source of strength for their depository institution subsidiaries, and if their depository institution subsidiaries become undercaptialized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Riegle Act”), to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that the Company maintains as a separate subsidiary a depository institution in addition to the Banks.

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

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under FDICIA.

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

North Carolina “opted-in” to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

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

State Law. The Banks are subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).  The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Banks. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to a maximum of $100,000 per depositor.  Stanly’s deposits are insured through the Bank Insurance Fund (“BIF”) and Anson’s deposits are insured by the Savings Association Insurance Fund (“SAIF”) both of which are administered by the FDIC.  Each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2002, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.29% and 11.57% respectively. As of December 31, 2002, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 22.26% and 23.51% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

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

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•

the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIAprovides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001.  On October 26, 2001, the USA Patriot Act of 2001 was enacted.  This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions.  The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.  We have not as yet determined the impact that this act will have on our operations although the impact is not expected to be material.

Miscellaneous. The dividends that may be paid by the Banks are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Banks’ capital surplus is at least 50% of its paid-in capital.

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

Community Reinvestment Act. The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”).  Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods.  The regulatory agency’s assessments of the Banks’ records are made available to the public.  Such an assessment is required of any bank that has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks.  The agencies emphasize that small banks are not exempt from CRA requirements.  The streamlined performance method for small banks focuses on the bank’s loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Banks’ assessment areas; the Banks’ record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Banks’ loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Banks’ record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

Regulatory agencies will assign a composite rating of “outstanding,”  “satisfactory,” “needs to improve,” or “substantial noncompliance” to the institution using the foregoing ground rules.  A bank’s performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank’s overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile.  To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above.  The agencies may assign a “needs to improve” or “substantial noncompliance” rating depending on the degree to which the bank has failed to meet the standards mentioned above.

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank’s record of performance may be the basis for denying or conditioning the approval of an application.

Change of Control

State and federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators.  The overall effect of such laws is to make it more difficult to acquire a bank holding company or bank by tender offer or similar means than it might be to acquire control of another type of corporation.

Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved such proposed acquisition.  A person will be deemed to have acquired “control” of the bank holding company or the bank if he, she or it, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy.

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks.  Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve Board or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank.  Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition.  The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank’s voting securities; the bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank and a savings bank, the Company is directly affected by the government monetary policy and the economy in general.  The actions and policies of the Federal Reserve Board which acts as the nation’s central bank can directly affect money supply and, in general, affect a bank’s lending activities by increasing or decreasing their costs and availability of funds.  An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures.  Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits.  These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits.  The Banks are not members of the Federal Reserve System but are subject to reserve requirements imposed by the Federal Reserve Board on non-member banks.  The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 2.     Properties

The Company’s executive office is located at 134 North First Street, Albemarle, North Carolina, and the Company leases a facility at 130-132 North First Street in Albemarle, which is sub-leased to a local non-profit organization and to the Bank’s subsidiary, The Strategic Alliance Corporation.  The Company also owns a parcel of land in Locust, North Carolina held as a potential expansion site.

Stanly’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. Stanly has leased a portion of the Main Office facility since it opened in 1984, and its administrative and executive offices occupy an adjoining building, purchased in 1991.  Stanly purchased a commercial building and parking lot adjacent to its Main Office in Albemarle in 1988 and acquired a commercial building in downtown Albemarle in December 2001, that are held for future expansion.

Stanly owns its other banking locations at 710 North Church Street, which houses the Village Branch opened in June 1984; its East Albemarle Branch at 800 Highway 24-27 Bypass acquired in 1988, both located in Albemarle.  It also owns a branch office located at 107 S. Main Street in Norwood, North Carolina acquired in 1987; and a branch office located at 624 N. Main Street in Oakboro, North Carolina opened in 1993. Stanly purchased a building at 1490 S. Main Street, Mt. Pleasant, North Carolina to house a new branch office that opened in December 2002 and also owns some property adjacent to the banking office located at 1480 S. Main Street.  Stanly leased a suite at 700 N. First Street in Concord, North Carolina where it opened an office in July 2002.

All of Stanly’s existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office in Albemarle and its office in Concord, which do not have a drive-up facility.

Anson owns its banking facility located at 211 S. Greene Street, Wadesboro, North Carolina. Anson also owns an ATM site at 426 E. Caswell Street.

Item  3.     Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 4.      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

PART II

Items 5 through 7.

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2002.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Items 9 through 10     Incorporated by reference to the Company’s definitive proxy statement dated April 7, 2003.

\

Item 11.     Security Ownership Of Certain Beneficial Owners And Management

Incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 6, 2003.

The following table sets forth equity compensation plan information at December 31, 2002.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	726,000	$4.64	200,918

Equity compensation plans not approved by security holders	NA	NA	NA

Total	726,000	$4.64	200,918

A description of the Company’s equity compensation plans is presented in Note 15 to the accompanying consolidated financial statements.

Item 12.

Incorporated by reference to the Company’s definitive proxy statement dated April 7, 2003.

Item 13.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit

3 (a)	* Registrant’s Articles of Incorporation
3 (b)	* Registrant’s By-laws
4	* Form of stock certificate
10	* Incentive Stock Option Plan, as amended * *

13	2002 Annual Report to Shareholders (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	** Employee Stock Ownership Plan and Trust * * * *
99	Registrant’s definitive proxy statement * * *
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Certification of the Principal Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882)

* *	Denotes a management contract or compensatory plan or arrangement.

* * *	To be filed with the Commission pursuant to Rule 14a-6 (b).

* * * *	Previously filed with 1999 10KSB.

(b)	Reports on Form 8-K.

The Registrant did not file a Current Report on Form 8-K during the three months ended December 31, 2002.

Item 14.     Controls And Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Finance Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Principal Finance Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 18, 2002	By:	/s/

Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/ s /	March 18, 2002

Roger L. Dick
Chief Executive Officer

/ s /	March 18, 2002

Ronald B. Davis
President

/ s /	March 18, 2002

Barbara S. Williams,
Executive Vice President, Principal Finance Officer

Charles E. Allen, Director

/ s /	March 18, 2002

Cynthia H. Beane, Director

/ s /	March 18, 2002

Joe S. Brooks, Director

/ s /	March 18, 2002

Ronald T. Burleson, Director

/ s /	March 18, 2002

Bill C. Burnside, D.D.S., Director

/ s /	March 18, 2002

Gail C. Burris, Director

/ s /	March 18, 2002

David M. Jones, D.V.M., Director

/ s /	March 18, 2002

Kyle H. Josey, Director

B. Franklin Lee, Director

/ s /	March 18, 2002

James F. Link, D.V.M., Director

/ s /	March 18, 2002

Joyce H. Little, Director

/ s /	March 18, 2002

Buren Mullis, Director

/ s /	March 18, 2002

John P. Murray, M.D., Director

/ s /	March 18, 2002

Kent E. Newport, Director

/ s /	March 18, 2002

George T. Reaves, Director

A. James Russell, Director

Don M. Russell, Director

/ s /	March 18, 2002

Hugh E. Wallace, Director

UWHARRIE CAPITAL CORP
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Roger L. Dick, the certifying individual, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Uwharrie Capital Corp (the Registrant);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a day within 90 days prior to the filing date of this annual report the (“Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	By:	/s/ ROGER L. DICK

Roger L. Dick
Chief Executive Officer

UWHARRIE CAPITAL CORP
CERTIFICATION OF PRINCIPAL FINANCE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Barbara S. Williams, the certifying individual, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Uwharrie Capital Corp (the Registrant);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

d)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	e)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a day within 90 days prior to the filing date of this annual report the (“Evaluation Date”); and
	f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	By:	/s/ BARBARA S. WILLIAMS

Barbara S. Williams
EVP, Principal Finance Officer

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

13	2002 Annual Report to Shareholders

21	Subsidiaries of the Registrant

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification of the Principal Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)