Form 10QSB
period 2003-03-31
UWHARRIE CAPITAL CORP
filed 2003-05-13
CIK 898171

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class                                Outstanding at April 24, 2003
-------------------                                -----------------------------
Common stock, par value $1.25 per share            6,694,856 shares outstanding

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                     UWHARRIE CAPITAL CORP AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                               PAGE
Part 1   Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheets, March 31, 2003 and December 31, 2002       3

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2003 and 2002                                           4

         Consolidated Statement of Changes in Shareholders' Equity for the
         Three Months Ended March 31, 2003                                       5

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2003 and 2002                                           6

         Notes to Consolidated Financial Statements                              7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              11

Item 3   Controls and Procedures                                                16

Part II  Other Information

Item 6   Exhibits and Reports on Form 8-K                                       16

Signatures                                                                      17

Certifications                                                                  18

                         Part I - Financial Information

Item 1.    Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Balance Sheets

 (In thousands)                                                           March 31,           December 31,
                                                                             2003               2002 (*)
ASSETS                                                                    (unaudited)
                                                                      -----------------    ----------------
Cash and due from banks                                                       $  9,391            $ 11,075
Interest-earning deposits with banks                                             1,497               1,150
Securities available for sale:
   U.S. Treasury                                                                 1,143               1,152
   U.S. Government agencies                                                      9,960              10,758
   State and political subdivisions                                             13,867              14,104
   Other securities                                                              2,396               2,135
                                                                      -----------------    ----------------
     Total securities                                                           27,366              28,149
                                                                      -----------------    ----------------
Loans (Note 2)                                                                 208,366             196,034
   Less:  Allowance for loan losses                                              2,835               2,755
                                                                      -----------------    ----------------
   Loans, net                                                                  205,531             193,279
                                                                      -----------------    ----------------
Premises and equipment, net                                                      7,044               6,272
Interest receivable                                                              1,199               1,132
Other assets                                                                     9,584               9,706
                                                                      -----------------    ----------------
     Total assets                                                             $261,612            $250,763
                                                                      =================    ================

LIABILITIES
Deposits:
   Demand, noninterest-bearing                                                $ 29,712            $ 29,928
   Interest checking and money market accounts                                  43,853              43,716
   Savings deposits                                                             41,747              40,289
   Time deposits, $100,000 and over                                             20,478              15,916
   Other time deposits                                                          42,857              43,707
                                                                      -----------------    ----------------
     Total deposits                                                            178,647             173,556
                                                                      -----------------    ----------------
Short-term debt                                                                 13,768              10,909
Long-term debt                                                                  41,114              39,640
Interest payable                                                                   307                 277
Other liabilities                                                                1,358               1,259
                                                                      -----------------    ----------------
     Total liabilities                                                         235,194             225,641
                                                                      -----------------    ----------------
Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized;
     Shares issued and outstanding or in process of issuance                     8,373               8,118
       of 6,697,945 and 6,494,101 shares, respectively
Additional paid-in capital                                                      10,580               9,817
Common stock subscriptions receivable                                              (56)                 -
Unearned ESOP compensation                                                      (1,056)             (1,056)
Undivided profits                                                                7,485               7,066
Accumulated other comprehensive income                                           1,092               1,177
                                                                      -----------------    ----------------
     Total shareholders' equity                                                 26,418              25,122
                                                                      -----------------    ----------------
       Total liabilities and shareholders' equity                             $261,612            $250,763
                                                                      =================    ================

(*) Derived from audited financial statements.
See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

(In thousands)                                         Three Months Ended
                                                           March 31,
                                                     2003           2002
                                                 -------------    ------------
INTEREST INCOME:
  Interest on loans                                   $ 3,192         $ 3,230
  Interest on securities:
    U.S. Treasury                                          10              24
    U.S. Government agencies                              146             211
    State and political subdivisions                      183             189
    Other securities                                       25              33
  Other interest income                                     6              10
                                                 -------------    ------------
    Total interest income                               3,562           3,697
                                                 -------------    ------------

INTEREST EXPENSE:
   Interest on deposits                                   631             934
   Interest on short-term debt                             48              35
   Interest on long-term debt                             481             449
                                                 -------------    ------------
     Total interest expense                             1,160           1,418
                                                 -------------    ------------

NET INTEREST INCOME                                     2,402           2,279

Provision for loan losses                                  92              86
                                                 -------------    ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       2,310           2,193
                                                 -------------    ------------

NONINTEREST INCOME:
  Service charges on deposit accounts                     329             337
  Other service fees and commissions                      241             389
   Gain on sale of securities and loans                   568             157
  Other income                                            146              70
                                                 -------------    ------------
    Total noninterest income                            1,284             953
                                                 -------------    ------------

NONINTEREST EXPENSE:
  Salaries, wages and employee benefits                 1,697           1,365
  Net occupancy expense                                   140             117
  Equipment expense                                       154             132
  Data processing                                         188             162
  Other operating expenses                                856             635
                                                 -------------    ------------
    Total noninterest expense                           3,035           2,411
                                                 -------------    ------------

INCOME BEFORE INCOME TAXES                                559             735

Provision for income taxes                                140             228
                                                 -------------    ------------

NET INCOME                                             $  419          $  507
                                                 =============    ============

Net Income Per Common Share

   Basic                                               $  .07          $  .09
   Assuming dilution                                   $  .06          $  .09
Weighted Average Shares Outstanding

   Basic                                            6,383,192       5,819,582
   Effect of dilutive stock options                   112,968         109,078
                                                 -------------    ------------

   Assuming dilution                                 6,496,160       5,928,660
                                                 =============    ============

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (unaudited) (dollars in thousands)

                                                                           Common                           Accumulated
                                     Common Stock       Additional          Stock        ESOP                     Other
                                  -------------------
                                                           Paid-in  Subscriptions       Notes   Undivided Comprehensive
                                    Shares    Amount       Capital     Receivable  Receivable     Profits        Income    Total
                                  ---------  --------   ----------  -------------  ----------   --------- -------------  --------
Balance, December 31, 2002        6,494,101  $  8,118     $  9,817      $       -     $(1,056)   $  7,066       $ 1,177  $ 25,122

Comprehensive income
 Net income                                         -            -              -           -         419             -       419
  Net decrease in fair
   value of securities available
   for sale                                         -            -              -           -           -           (85)     ( 85)
                                                                                                                         --------
  Total comprehensive income                                                                                                  334
                                                                                                                         --------

Common stock issued pursuant to:
  Stock options exercised             1,000         1            1                                                              2
  Stock offering                    246,372       308          947            (56)                                          1,199
Repurchase of common stock          (43,528)     ( 54)        (185)                                                          (239)
                                  -----------------------------------------------------------------------------------------------
Balance, March 31, 2003           6,697,945  $  8,373     $ 10,580      $     (56)    $(1,056)   $  7,485       $ 1,092  $ 26,418
                                  ===============================================================================================

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

----------------------------------------------------------------------------------------------------------
(in thousands)                                                                        Three Months Ended
                                                                                     March 31,  March 31,
                                                                                      2003        2002
                                                                                    ----------  ---------
OPERATING ACTIVITIES
Net income                                                                          $    419    $    507
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                           148         124
  Amortization of security premiums (discounts), net                                      17          19
  Provision for loan losses                                                               92          86
  Deferred income tax benefit                                                             --         (78)
  Gain on sale of loans                                                                 (568)       (157)
  Origination of loans for sale                                                      (30,275)     (8,597)
  Proceeds from sale of loans                                                         30,843       8,754
  Net change in interest receivable                                                      (67)       (121)
  Net change in other assets                                                             122        (326)
  Net change in interest payable                                                          30          91
  Net change in other liabilities                                                        160         291
                                                                                    --------    --------
    Net Cash Provided by Operating Activities                                            921         593
                                                                                    --------    --------
INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks                         (347)         41
Proceeds from maturities of and payments on securities available for sale                954         864
Purchase of securities available for sale                                               (334)         --
Net increase in loans                                                                (12,344)     (3,305)
Purchase of premises and equipment                                                      (920)       (695)
                                                                                    --------    --------
    Net Cash Used By Investing Activities                                            (12,991)     (3,095)
                                                                                    --------    --------
FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                            5,091      (3,877)
Net increase (decrease) in federal funds purchased                                    (4,300)      4,525
Net decrease in securities sold under repurchase agreements                             (414)       (149)
Net increase in other short-term borrowed funds                                        7,573       1,339
Proceeds from long-term advances from Federal Home Loan Bank                           3,000          --
Repayment of long-term advances from Federal Home Loan Bank                           (1,250)       (549)
Net decrease in other long-term borrowed funds                                          (276)         --
Repurchases of common stock                                                             (239)       (305)
Proceeds from issuance of common stock                                                 1,201          --
                                                                                    --------    --------
    Net cash provided by financing activities                                         10,386         984
                                                                                    --------    --------

Decrease in Cash and Due from Banks                                                   (1,684)     (1,518)
Cash and Due from Banks at Beginning of Year                                          11,075       8,751
                                                                                    --------    --------
     Cash and Due from Banks at End of Year                                         $  9,391    $  7,233
                                                                                    ========    ========

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1  - Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the "Company"), its subsidiaries, Bank of Stanly ("Stanly"), Anson Bank & Trust Co. ("Anson"), Strategic Investment Advisors, Inc., ("SIA"), and Uwharrie Statutory Trust 1 ("UST"). Bank of Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no effect on net income or shareholders' equity as previously reported.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company's 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Note 2 - Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of comprehensive income and related tax effects are as follows:

                                                        Three months ended
                                                              March 31,
(in thousands)                                            2003          2002
                                                      -----------    -----------

Net income:                                           $     419      $   507
                                                      -----------    -----------

  Other comprehensive income (loss):
     Securities available for sale:
         Unrealized holding gains (losses) on
             Available for sale securities                 (146)         (73)

     Related tax effect                                     (61)          79
                                                      -----------    -----------
     Total other comprehensive income (loss)                (85)        (152)
                                                      -----------    -----------

Comprehensive income                                  $     334      $   355
                                                      ===========    ===========

Note 3 - Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding.

On September 10, 2002, the Company's Board of Directors declared a 3% stock dividend payable on November 15, 2002 to shareholders of record on October 25, 2002. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Note 4 - Loans

Loans outstanding at period end:
(in thousands)
                                                       March 31,    December 31,
                                                         2003           2002
                                                      -----------   ------------
Real estate loans                                      $  154,398     $  144,343
Commercial and industrial                                  40,509         38,680
Loans to individuals for household, family and other
  Consumer expenditures                                    13,096         12,888
All other loans                                               363            123
                                                      -----------   ------------
    Total                                              $  208,366     $  196,034
                                                      ===========   ============

                                                           Three months ended
                                                               March 31,
Analysis of the allowance for loan losses:               2003           2002
                                                      -----------   ------------
(in thousands)

Balance at beginning of period                         $  2,755        $  2,181

Provision charged to operations                              92              86

Charge-offs                                                  14              83
Recoveries                                                    2               3
                                                      ----------       ---------
    Net charge-offs                                          12              80
                                                      ----------       ---------
Balance at end of period
                                                       $  2,835        $  2,187
                                                      ==========       =========

Note 5 - Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                          Three months ended
(in thousands, except per share data)                          March 31,
--------------------------------------------------------------------------------

                                                          2003           2002
                                                      ---------        --------
Net income:
    As reported                                         $   419        $   507
    Deduct: Total stock-based employee compensation
     expense determined under fair value method for
     all awards, net of related tax effects                 (52)           (35)
                                                      ---------      ----------
Proforma                                                $   367        $   472
                                                      =========      ==========

Basic net income per share:
    As reported                                        $    .07        $   .09
    Proforma                                           $    .06        $   .08

Diluted net income per share:
    As reported                                        $    .06        $   .09

    Proforma                                           $    .06        $   .08

Note 6 - Commitments and Contingencies

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

The banks' risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2003, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

        Schedule of Commitments, As of March 31, 2003

          Commitments to extend credit                 $       34,094
          Credit card commitments                               6,319
          Standby letters of credit                               472
                                                       --------------
          Total commitments                            $       40,885
                                                       ==============

Note 7 - Stock Offering

On August 16, 2002 the Company mailed a Prospectus to its shareholders and prospective shareholders for the offering of 1,275,000 shares of common stock. The primary purpose of the offering is to capitalize a new subsidiary bank. At December 31, 2002, 685,767 shares had been issued or were in the process of issuance under this offering. As of March 31, 2003 shares issued under the offering had increased to 932,139. The stock sale concluded on April 15, 2003.

Note 8 - Subsequent Events

On April 10, 2003 the Company made a capital investment of $7,000,000 in a new subsidiary bank, Cabarrus Bank & Trust Company ("Cabarrus"), headquartered in Concord, North Carolina. The Company already had a presence in this area with two branches opened by its subsidiary, Bank of Stanly ("Stanly"), during 2002 in Cabarrus County. On April 11, 2003 Cabarrus officially opened for business as an FDIC insured commercial bank, and the new bank purchased the two branch offices located in Cabarrus County from Stanly. Following consummation of this transaction, Cabarrus exceeded $16 million in assets.

Note 9 - Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. The adoption of Statement 146 by the company on January 1, 2003 had no significant impact to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interests in a variable interest entity created before February 1, 2003, FIN 46 applies no later than the beginning of the first interim or annual period beginning after June 15, 2003. The Company is in the process of determining the impact of FIN 46 on its consolidated financial statements.

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

Overview of Operating Results

Uwharrie Capital Corp reported a decrease in earnings for the first quarter of 2003 due to increased operating expenses. Consolidated net income totaled $419 thousand for the three months ended March 31, 2003 compared to $507 thousand in the same period of 2002. Operating results for the current three-month period reflect the additional overhead of operating two new branches that opened in July and December of 2002. In addition, the current three-month period included some of the formation and start-up costs that have been incurred during the past nine months relative to establishing a new subsidiary bank, Cabarrus Bank & Trust Company.

The Company's primary source of income, net interest margin, which is the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $2.4 million in the first quarter of 2003 compared to $2.3 million in the prior year. This represents an increase of $123 thousand or 5.4%, generated mainly by growth in loans, mitigated by a lower interest rate environment.

As interest margin continues to experience pressure from competitors and interest rate cycles, the diversification of our earnings base is important to long-term success. Our Company has experienced growth in earnings from sources other than the traditional net interest margin. Noninterest income produced earnings of $1.3 million, compared to $1.0 million in the prior year, an increase of $331 thousand or 34.7%. This can be attributed largely to an increase in the gains recognized from generation and sale of mortgage loans which produced income of $568 thousand in the first quarter of 2003 compared to $157 thousand in the first quarter of 2002, an increase of $411 thousand. Income from fees and commissions declined $156 thousand, when comparing these periods. All other noninterest income increased by $76 thousand.

Operating expenses, totaling $3.0 million in first quarter of 2003 compared to $2.4 million in 2002, increased $624 thousand or 25.9%, attributable to progress on the Company's long-term growth strategy, including the move into new markets in the third and fourth quarters of 2002. The main component of operating expense, salaries and benefits, increased by $332 thousand, which included the staff for two new branches and staffing preparation for a new bank along with three other management positions with key roles in new business development for the Company's banking and brokerage subsidiaries.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

As of March 31, 2003 total assets were $261.6 million, compared to $250.8 million at December 31, 2002, an increase of $10.8 million or 4.3%. The Company has experienced steady growth in loans, due mainly to the production from its two new branch banking offices opened in 2002, producing $12.3 million in loans net of repayments and sales during the first quarter of 2003.

During the three-month period ended March 31, 2003, deposits increased $5.1 million or 2.9%. Other borrowings increased by $4.3 million due to funding needs resulting from the growth in loans.

Shareholders' equity was $25.1 million at December 31, 2002 compared to $26.4 million at March 31, 2003, an increase of $1.3 million, affected mainly by retention of net income of $419 thousand, proceeds from sale of common stock of $1.2 million less $239 thousand from repurchase of common shares.

At March 31, 2003, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended March 31, 2003 and 2002.

Earnings

Uwharrie Capital Corp reported a decrease in earnings for the first quarter of 2003 due to increased operating expenses. Consolidated net income totaled $419 thousand for the three months ended March 31, 2003 compared to $507 thousand in the same period of 2002. Operating results for the current three-month period reflect the additional overhead of operating two new branches that opened in July and December of 2002. In addition, the current three-month period included some of the formation and start-up costs that have been incurred during the past nine months relative to establishing a new subsidiary bank, Cabarrus Bank & Trust Company.

Net Interest Income

Net interest income increased $123 thousand or 5.4% when comparing the three-month periods presented, which is attributable to an increased volume of interest earning assets. Earnings were also affected by lower rates when comparing the periods as yields were higher in first quarter of 2002 than during the same period of 2003.

The average yield on interest earning assets decreased by 62 basis points from 7.05% to 6.43% when comparing the yield at March 31, 2003 to March 31, 2002; while the average rate paid on interest-bearing liabilities decreased by 65 basis points from 3.02% to 2.37% in the same period.

The net interest margin, on a tax equivalent basis, decreased from 4.43% in the three months of 2002 compared to 4.41% in the current three-month period, reflecting a relatively stable margin.

Average interest-bearing deposits, as a percent of total interest-bearing liabilities, was 72.6% at March 31, 2003 compared to 77.9% at March 31, 2002, decreasing by $4.3 million . Other average funding sources increased by $12.4 million during this period to fund loan growth primarily.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2003 and 2002.

             Average Balance Sheet and Net Interest Income Analysis
                      For the Three Months Ended March 31,

---------------------------------------------------------------------------------------------------------------------

                                             Average Level            Income/Expense               Rate/Yield
($ in thousands)                           2003         2002         2003         2002          2003         2002
                                        -----------  -----------  -----------  ------------  -----------  -----------
Interest-earning assets:
Loans  (1)                               $ 196,986    $ 179,799    $   3,119    $    3,153        6.42%        7.11%
Nontaxable loans (2)                         5,330        5,588           73            77        8.52%        8.60%
Taxable securities                          16,237       20,217          211           301        5.27%        6.04%
Nontaxable securities (2)                   11,882       11,823          153           156        8.02%        8.23%
Other  (3)                                   1,784        2,547            6            10        1.36%        1.59%
                                        -----------  -----------  -----------  ------------  -----------  -----------
    Total interest-earning assets          232,219      219,974        3,562         3,697        6.43%        7.05%
                                        -----------  -----------  -----------  ------------  -----------  -----------

Interest-bearing liabilities:
Interest-bearing deposits                  144,302      148,576          631           934        1.77%        2.55%
Short-term borrowings                       14,867        8,693           48            35        1.31%        1.63%
Long-term borrowings                        39,656       33,409          481           449        4.92%        5.45%
                                        -----------  -----------  -----------  ------------  -----------  -----------
    Total interest-bearing
      liabilities                          198,825      190,678        1,160         1,418        2.37%        3.02%
                                        -----------  -----------  -----------  ------------  -----------  -----------

    Net interest spread                    $33,394      $29,296      $ 2,402       $ 2,279        4.06%        4.03%
                                        ===========  ===========  ===========  ============  ===========  ===========
     Net interest margin  (2)
       (% of earning assets)                                                                      4.41%        4.43%
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

(3)  Includes federal funds sold and due from banks, interest-earning.

Noninterest Income and Expense

As interest margin continues to experience pressure from competitors and interest rate cycles, the diversification of our earnings base is important to long-term success. Our Company has experienced growth in earnings from sources other than the traditional net interest margin. Noninterest income produced earnings of $1.3 million, compared to $1.0 million in the prior year, an increase of $331 thousand or 34.7%. This can be attributed largely to an increase in the gains recognized from generation and sale of mortgage loans which produced income of $568 thousand in the first quarter of 2003 compared to $157 thousand in the first quarter of 2002, an increase of $411 thousand. Income from fees and commissions declined $156 thousand, when comparing these periods and all other noninterest income increased by $76 thousand.

Operating expenses, totaling $3.0 million in the first quarter of 2003 compared to $2.4 million in 2002, increased $624 thousand or 25.9%, attributable to progress on the Company's long-term growth strategy, including the move into new markets in the third and fourth quarters of 2002. The main component of operating expense, salaries and benefits, increased by $332 thousand, which included the staff for two new branches and staffing preparation for a new bank along with three other management positions with key roles in new business development for the Company's banking and brokerage subsidiaries. Other categories of noninterest expense were also affected by the opening of two new branches and preparation for a new bank subsidiary with occupancy expense increasing by $23 thousand or 19.7%, equipment expense was up by $22 thousand or 16.7% and data processing was up by $26 thousand or 16.0%. All remaining operating expenses as a group totaled $856 thousand compared to $635 in the prior three-month period, an increase of $221 thousand or 34.8%.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2003 totaled $140 thousand compared to $228 thousand in 2002. The effective tax rate decreased from 31% for the quarter ended March 31, 2002 to 25% for the quarter ended March 31, 2003 because non-taxable interest and other income comprised a larger component of income before income taxes for the current quarter.

Provision for Loan Losses

The provision for loan losses was $92 thousand and $86 thousand during the three-month periods of 2003 and 2002, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for probable charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the three months ended March 31, 2003 totaled $14 thousand, reflecting a ratio to average loans of .01% compared to net charge-offs of $80 thousand or .04% in the prior period.

Nonperforming assets

Nonperforming assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. The following table sets forth information with respect to nonperforming assets for the dates indicated.

   Schedule of Nonperforming Assets

   (In thousands)                                           March 31,     December 31,
                                                              2003            2002
                                                          ------------   --------------
   Nonaccrual loans (1)                                    $       765    $         788
   Restructured loans                                                -                -
                                                          ------------   --------------
       Total nonperforming loans                                   765
                                                                                    788

   Other real estate owned (1)                                     786              714

                                                          ------------   --------------
       Total nonperforming assets                          $     1,551    $       1,502

                                                          ============   ==============

   Accruing loans past due 90 days or more                         414              587
   Allowance for loan losses                                     2,835            2,755
   Allowance for loan loss to total loans                         1.36%            1.41%
   Allowance for loan loss to nonperforming loans               370.59%          349.62%

   Nonperforming loans to total loans                              .37%             .40%
   Nonperforming assets to total assets                            .59%             .60%

(1) At March 31, 2003 one government guaranteed loan with related balances in nonaccrual and other real estate of $560 thousand and $450 thousand, respectively, is government guaranteed.

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

The Company's primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks' established federal funds lines with correspondent banks aggregating $21.6 million at March 31, 2003, established borrowing relationships with the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the parent company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $54.9 million at March 31, 2003, compared to $50.5 million at December 31, 2002.

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

Item 3.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company's management completed an evaluation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Finance Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                           Part II - Other Information

Item 6. Exhibits and Reports On Form 8-K

        (a) Exhibits

            99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

            A form 8-K was filed on March 31, 2003 reporting a 4th Quarter Letter to Shareholders releasing December 31, 2002 financial information and also reporting progress on the Company's public stock offering that commenced on August 16, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

                                           UWHARRIE CAPITAL CORP
                                           (Registrant)

Date:   May 12, 2003                   By: /s/   Roger L. Dick
                                           -------------------------------------
                                           Roger L. Dick
                                           Chief Executive Officer

Date:   May 12, 2003                  By:  /s/   Barbara S. Williams
                                           -------------------------------------
                                           Barbara S. Williams
                                           EVP, Principal Finance Officer

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a day within 90 days prior to the filing date of this quarterly report the ("Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                   By:  /s/   Roger L. Dick
                                           -------------------------------------
                                           Roger L. Dick
                                           Chief Executive Officer

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a day within 90 days prior to the filing date of this quarterly report the ("Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                   By:  /s/ Barbara S. Williams
                                           -------------------------------------
                                           Barbara S. Williams
                                           EVP, Principal Finance Officer