Form 10QSB
period 2003-06-30
UWHARRIE CAPITAL CORP
filed 2003-08-14
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 31, 2003
Common stock, par value $1.25 per share	6,803,498 shares outstanding

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

FORM 10-QSB

Part I—Financial Information

Item 1. Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)	June 30, 2003 (unaudited)	December 31, 2002 (*)
ASSETS
Cash and due from banks	$15,195	$11,075
Interest-earning deposits with banks	1,378	1,150
Securities available for sale, at fair value:
U.S. Treasury	1,145	1,152
U.S. Government agencies	8,712	10,758
State and political subdivisions	14,259	14,104
Other securities	2,405	2,135

Total securities	26,521	28,149

Loans (Note 2)	225,168	196,034
Less: Allowance for loan losses	2,982	2,755

Loans, net	222,186	193,279

Premises and equipment, net	7,457	6,272
Interest receivable	1,139	1,132
Other assets	9,524	9,706

Total assets	$283,400	$250,763

LIABILITIES
Deposits:
Demand, noninterest-bearing	$32,076	$29,928
Interest checking and money market accounts	50,163	43,716
Savings deposits	42,063	40,289
Time deposits, $100,000 and over	25,464	15,916
Other time deposits	43,605	43,707

Total deposits	193,371	173,556

Short-term debt	14,584	10,909
Long-term debt	46,112	39,640
Interest payable	288	277
Other liabilities	1,440	1,259

Total liabilities	255,795	225,641

Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; Shares issued and outstanding or in process of issuance of 6,808,396 and 6,494,101 shares, respectively	8,510	8,118
Additional paid-in capital	10,987	9,817
Unearned ESOP compensation	(1,056)	(1,056)
Undivided profits	7,889	7,066
Accumulated other comprehensive income	1,275	1,177

Total shareholders’ equity	27,605	25,122

Total liabilities and shareholders’ equity	$283,400	$250,763

(*)	Derived from audited financial statements.

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Interest on loans	$3,348	$3,287	$6,540	$6,517
Interest on securities:
U.S. Treasury	11	20	21	44
U.S. Government agencies	96	187	242	399
State and political subdivisions	181	190	364	377
Other securities	24	30	49	64
Other interest income	8	8	14	18

Total interest income	3,668	3,722	7,230	7,419

INTEREST EXPENSE:
Interest on deposits	640	838	1,271	1,772
Interest on short-term debt	43	57	92	93
Interest on long-term debt	501	448	981	896

Total interest expense	1,184	1,343	2,344	2,761

NET INTEREST INCOME	2,484	2,379	4,886	4,658

Provision for loan losses	190	140	282	226

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,294	2,239	4,604	4,432

NONINTEREST INCOME:
Service charges on deposit accounts	337	335	666	672
Other service fees and commissions	241	336	482	725
Gain on sale of securities and loans	657	269	1,225	426
Other income	119	59	265	129

Total noninterest income	1,354	999	2,638	1,952

NONINTEREST EXPENSE:
Salaries, wages and employee benefits	1,730	1,475	3,427	2,840
Net occupancy expense	131	117	271	234
Equipment expense	160	130	314	262
Data processing	203	137	391	299
Other operating expenses	890	662	1,746	1,297

Total noninterest expense	3,114	2,521	6,149	4,932

INCOME BEFORE INCOME TAXES	534	717	1,093	1,452

Provision for income taxes	130	221	270	449

NET INCOME	$404	$496	$823	$1,003

Net Income Per Common Share
Basic	$.06	$.09	$.13	$.17
Assuming dilution	$.06	$.09	$.12	$.17
Weighted Average Shares Outstanding
Basic	6,584,788	5,733,675	6,484,547	5,776,391
Effect of dilutive stock options	129,805	101,033	121,433	105,034

Assuming dilution	6,714,593	5,834,708	6,605,980	5,881,425

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	ESOP Notes Receivable	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2002	6,494,101	$8,118	$9,817	$(1,056)	$7,066	$1,177	$25,122
Comprehensive income
Net income		—	—	—	823	—	823
Net increase in fair value of securities available for sale		—	—	—	—	98	98

Total comprehensive income							921

Common stock issued pursuant to:
Stock options exercised	20,404	25	25				50
Stock offering	361,730	452	1,434				1,886
Repurchase of common stock	(67,839)	(85)	(289)				(374)

Balance, June 30, 2003	6,808,396	$8,510	$10,987	$(1,056)	$7,889	$1,275	$27,605

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Six Months Ended
	June 30, 2003	June 30, 2002
OPERATING ACTIVITIES
Net income	$823	$1,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	279	253
Amortization of security premiums (discounts), net	58	40
Provision for loan losses	282	226
Net realized (gain) loss on available for sale securities	—	(3)
Gain on sale of loans	(1,225)	(423)
Loss on sales of other real estate	27	—
Net change in interest receivable	(7)	9
Net change in other assets	121	(334)
Net change in interest payable	11	(13)
Net change in other liabilities her liabilities	66	188

Net Cash Provided by Operating Activities	435	946

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks	(228)	(590)
Proceeds from sales of securities available for sale	—	2,566
Proceeds from maturities of and payments on securities available for sale	3,340	255
Purchase of securities available for sale	(1,555)	—
Net increase in loans	(78,109)	(18,924)
Proceeds from sales of loans	50,144	20,702
Purchase of bank-owned life insurance	(490)	(52)
Purchase of premises and equipment	(1,464)	(939)
Proceeds from sales of other real estate	523	—

Net Cash Provided (Used) By Investing Activities	(27,839)	3,018

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	19,815	(2,220)
Net increase (decrease) in federal funds purchased	900	1,125
Net decrease in securities sold under repurchase agreements	(828)	(724)
Net increase (decrease) in other short-term borrowed funds	3,603	(1,102)
Proceeds from long-term advances from Federal Home Loan Bank	13,000	2,000
Repayment of long-term advances from Federal Home Loan Bank	(6,125)	(573)
Net decrease in other long-term borrowed funds	(403)	—
Repurchases of common stock	(374)	(1,148)
Proceeds from issuance of common stock	1,936	37

Net Cash Provided (Used) By Financing Activities	31,524	(2,605)

Increase in Cash and Due from Banks	4,120	1,359
Cash and Due from Banks at Beginning of Year	11,075	8,751

Cash and Due from Banks at End of Period	$15,195	$10,110

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”), its subsidiaries, Bank of Stanly (“Stanly”), Anson Bank & Trust Co. (“Anson”), Cabarrus Bank & Trust Company (Cabarrus), Strategic Investment Advisors, Inc., (“SIA”), and Uwharrie Statutory Trust 1 (“UST”). Bank of Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Note 2—Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of comprehensive income and related tax effects are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income:	$404	$496	$823	$1,003

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on Available for sale securities	358	655	212	582
Related tax effect	175	136	114	215

Total other comprehensive income (loss)	183	519	98	367

Comprehensive income	$587	$1,015	$921	$1,370

Note 3—Per Share Data

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

On September 10, 2002, the Company’s Board of Directors declared a 3% stock dividend payable on November 15, 2002 to shareholders of record on October 25, 2002. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Note 4—Loans

Loans outstanding at period end:

(in thousands)	June 30, 2003	December 31, 2002
Real estate loans	$176,361	$144,343
Commercial and industrial	35,099	38,680
Loans to individuals for household, family and other consumer expenditures	13,305	12,888
All other loans	403	123

Total	$225,168	$196,034

Analysis of the allowance for loan losses:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,835	$2,187	$2,755	$2,181
Provision charged to operations	190	140	282	226
Charge-offs	(51)	(38)	(65)	(121)
Recoveries	8	4	10	7

Net charge-offs	(43)	(34)	(55)	(114)

Balance at end of period	$2,982	$2,293	$2,982	$2,293

Note 5—Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$404	$496	$823	$1,003
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(22)	(35)	(75)	(71)

Proforma	$382	$461	$748	$932

Basic net income per share:
As reported	$.06	$.09	$.13	$.17
Proforma	$.06	$.08	$.12	$.16

Diluted net income per share:
As reported	$.06	$.09	$.12	$.17
Proforma	$.06	$.08	$.11	$.16

Note 6—Commitments and Contingencies

The subsidiary banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2003, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Schedule of Commitments, As of June 30, 2003

Commitments to extend credit	$36,696
Credit card commitments	6,849
Standby letters of credit	922

Total commitments	$44,467

Note 7—Stock Offering

On August 16, 2002 the Company mailed a Prospectus to its shareholders and prospective shareholders for the offering of 1,275,000 shares of common stock. The primary purpose of the offering was to capitalize a new subsidiary bank. At December 31, 2002, 685,767 shares had been issued or were in the process of issuance under this offering. The stock sale concluded on April 15, 2003, generating a total of 1,047,497 new shares.

Note 8—Significant Events

On April 10, 2003 the Company made a capital investment of $7,000,000 in a new subsidiary bank, Cabarrus Bank & Trust Company (“Cabarrus”), headquartered in Concord, North Carolina. The Company already had a presence in this area with two branches opened by its subsidiary, Bank of Stanly (“Stanly”), during 2002 in Cabarrus County. On April 11, 2003 Cabarrus officially opened for business as an FDIC insured commercial bank, and the new bank purchased the two branch offices located in Cabarrus County from Stanly. Following consummation of this transaction, Cabarrus exceeded $16 million in assets. At June 30, 2003 the assets of this subsidiary had grown to $26.5 million.

Note 9—Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. The adoption of Statement 146 by the company on January 1, 2003 had no significant impact to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interests in a variable interest entity created before February 1, 2003, FIN 46 applies no later than the beginning of the first interim or annual period beginning after June 15, 2003. The Company is in the process of determining the impact of FIN 46 on its consolidated financial statements.

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

Overview of Operating Results

Uwharrie Capital Corp reported a decrease in earnings for the second quarter of 2003 due to increased operating expenses. Consolidated net income totaled $404 thousand for the three months ended June 30, 2003 compared to $496 thousand in the same period of 2002. Operating results for the current three-month period reflect the additional overhead of operating a new subsidiary bank, Cabarrus Bank & Trust Company, which opened on April 11, 2003.

The Company’s primary source of income, net interest margin, which is the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $2.5 million in the second quarter of 2003 compared to $2.4 million in the prior year. This represents an increase of $105 thousand or 4.4%, generated mainly by growth in loans, mitigated by a lower interest rate environment.

Noninterest income produced earnings of $1.4 million, compared to $1.0 million in the prior year, an increase of $355 thousand or 35.5%. This can be attributed mainly to an increase in the gains recognized from generation and sale of mortgage loans which produced income of $657 thousand in the second quarter of 2003 compared to $266 thousand in the first quarter of 2002, an increase of $391 thousand. Income from service charges, fees and commissions declined $93 thousand, when comparing these periods. All other noninterest income increased by $60 thousand.

Operating expenses, totaling $3.1 million in second quarter of 2003 compared to $2.5 million in 2002, increased $593 thousand or 23.5%, attributable to progress on the Company’s long-term growth strategy, including the move into new markets in the third and fourth quarters of 2002, culminating in the opening of a new bank in April of 2003. The main component of operating expense, salaries and benefits, increased by $255 thousand, which included personnel costs for the new banking subsidiary.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

As of June 30, 2003 total assets were $283.4 million, compared to $250.8 million at December 31, 2002, an increase of $32.6 million or 13.0%. The Company has experienced strong growth in loans, due mainly to the production from its two new branch banking offices opened in 2002, with new loan growth of $29.1 million, net of repayments and sales during the six months ended June 30, 2003.

During the six-month period ended June 30, 2003, deposits increased $19.8 million or 11.4%. Other borrowings increased by $10.1 million due to funding needs resulting from the growth in loans.

Shareholders’ equity was $25.1 million at December 31, 2002 compared to $27.6 million at June 30, 2003, an increase of $2.5 million, produced mainly by net income retention of $823 thousand, proceeds from sale of common stock of $1.9 million less $374 thousand from repurchase of common shares.

At June 30, 2003, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended June 30, 2003 and 2002

Earnings

Uwharrie Capital Corp reported a decrease in earnings for the second quarter of 2003 due to increased operating expenses. Consolidated net income totaled $404 thousand for the three months ended June 30, 2003 compared to $496 thousand in the same period of 2002. Operating results for the current three-month period reflect the additional overhead of operating a new subsidiary bank.

Net Interest Income

Net interest income increased $105 thousand or 4.4% when comparing the three-month periods presented, which is attributable to an increased volume of interest earning assets. Earnings were also affected by lower rates when comparing the periods as yields and spreads were higher in the second quarter of 2002 than during the same period of 2003. The low interest rate environment has resulted in a tighter net margin for the financial services industry as yields on variable rate assets have fallen to historic lows and consumers refinance debt to take advantage of lower rates.

Noninterest Income

As interest margin continues to experience pressure from competitors and interest rate cycles, the diversification of our earnings base is important to long-term success. Our Company has experienced growth in earnings from sources other than the traditional net interest margin. Noninterest income produced earnings of $1.4 million, compared to $1.0 million in the prior year, an increase of $355 thousand or 35.5%. This can be attributed mainly to an increase in the gains recognized from generation and sale of securities and mortgage loans which produced income of $657 thousand in the second quarter of 2003 compared to $269 thousand in the first quarter of 2002, an increase of $388 thousand. Income from service charges, fees and commissions declined $93 thousand, when comparing these periods. All other noninterest income increased by $60 thousand.

Noninterest Expense

Operating expenses, totaling $3.1 million in the second quarter of 2003 compared to $2.5 million in 2002, increased $593 thousand or 23.5%, attributable to progress on the Company’s long-term growth strategy, including the move into new markets in the third and fourth quarters of 2002, culminating in the opening of a new bank in April of 2003. The main component of operating expense, salaries and benefits, increased by $255 thousand, which included personnel costs for the new banking subsidiary. Other categories of noninterest expense were also affected by expanded banking operations, increasing by $338 thousand or 32.3%. This included occupancy expense, which increased by $14 thousand, equipment expense that was up by $30 thousand and data processing that was up by $66 thousand, and other operating expenses, which increased by $228 thousand.

Comparison of results of operations for the six months ended June 30, 2003 and 2002.

Earnings

Uwharrie Capital Corp operating results for the six months ended June 30, 2003 reflected a decrease in earnings. Consolidated net income totaled $823 thousand for the six months ended June 30, 2003 compared to $1.0 million in the same period of 2002. Operating results for the current six-month period included the additional overhead of operating two new branches that opened in July and December of 2002, which became a new bank subsidiary in April of this year and included some of the formation and start-up costs that were incurred to establish the new subsidiary bank, Cabarrus Bank & Trust Company.

Net Interest Income

Net interest income increased from $4.7 million in 2002 to $4.9 million in 2003, an improvement of $228 thousand or 4.9% when comparing the six-month periods presented, which is attributable to an increased volume of interest earning assets. Earnings were also affected by lower rates when comparing the periods.

The average yield on interest earning assets decreased by 76 basis points from 7.04% to 6.28% when comparing the yield at June 30, 2003 to June 30, 2002; while the average rate paid on interest-bearing liabilities decreased by 62 basis points from 2.92% to 2.30% in the same period.

The net interest margin, on a tax equivalent basis, decreased from 4.50% for the six months ended June 30, 2002 to 4.31% in the current period, a decline of 19 basis points. The current low interest rate environment has resulted in a tighter net margin for the financial services industry as yields on variable rate assets have fallen to historic lows and consumers refinanced debt to take advantage of lower rates.

Average interest-bearing deposits, as a percent of total interest-bearing liabilities, was 72.5% at June 30, 2003 compared to 76.9% at June 30, 2002 resulting in an increase in other higher-cost funding sources to fund asset growth. The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2003 and 2002.

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

($ in thousands)	Average Level		Income/Expense		Rate/Yield
	2003	2002	2003	2002	2003	2002
Interest-earning assets:
Loans (1)	$204,831	$180,606	$6,397	$6,363	6.30%	7.10%
Nontaxable loans (2)	5,300	5,546	143	154	8.37%	8.61%
Taxable securities	15,713	19,560	372	569	4.77%	5.87%
Nontaxable securities (2)	11,839	12,001	304	315	7.97%	8.14%
Other (3)	2,167	2,144	14	18	1.30%	1.69%

Total interest-earning assets	239,850	219,857	7,230	7,419	6.28%	7.04%

Interest-bearing liabilities:
Interest-bearing deposits	149,144	146,332	1,271	1,772	1.72%	2.44%
Short-term borrowings	14,269	10,726	92	93	1.30%	1.75%
Long-term borrowings	42,192	33,327	981	896	4.69%	5.42%

Total interest-bearing liabilities	205,605	190,385	2,344	2,761	2.30%	2.92%

Net interest spread	$34,245	$29,472	$4,886	$4,658	3.98%	4.12%

Net interest margin (2) (% of earning assets)					4.31%	4.50%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and due from banks, interest-earning.

Noninterest Income

As interest margin continues to experience pressure from competitors and interest rate cycles, the diversification of our earnings base is important to long-term success. Our Company has experienced growth in earnings from sources other than the traditional net interest margin. Noninterest income produced earnings of $2.6 million, compared to $2.0 million in the prior year, an increase of $686 thousand or 35.1%. This can be attributed to an increase in the gains recognized from generation and sale of securities and mortgage loans which produced income of $1.2 million in the six month period of 2003 compared to $426 thousand in the same period of 2002, an increase of $799 thousand. Income from fees and commissions declined $249 thousand, when comparing these periods and all other noninterest income increased by $136 thousand.

Noninterest Expense

Operating expenses totaled $6.1 million in the six month period ended June 30, 2003 compared to $4.9 million in the same period of 2002, an increase of $1.2 million or 24.7%, attributable to progress on the Company’s long-term growth strategy, including the move into new markets. The main component of operating expense, salaries and benefits, increased by $587 thousand, which included staffing for a new bank along with three other management positions with key roles in new business development for the Company’s banking and brokerage subsidiaries. Other categories of noninterest expense were also affected by the opening of new branches and preparation for a new bank subsidiary with occupancy expense increasing by $37 thousand or 15.8%, equipment expense was up by $52 thousand or 19.8% and data processing was up by $92 thousand or 30.8%. All remaining operating expenses as a group totaled $1.7 million compared to $1.3 million in the prior six-month period, an increase of $449 thousand or 34.6%.

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2003 totaled $270 thousand compared to $449 thousand in 2002. The effective tax rate decreased from 31% for the period ended June 30, 2002 to 25% for the six months ended June 30, 2003 because non-taxable interest and other income comprised a larger component of income before income taxes for the current quarter.

Provision for Loan Losses

The provision for loan losses was $282 thousand and $226 thousand during the six-month periods of 2003 and 2002, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for probable charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the six months ended June 30, 2003 totaled $55 thousand, reflecting a ratio to average loans of .03% compared to net charge-offs of $114 thousand or .06% in the prior period.

Nonperforming assets

Nonperforming assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets

(In thousands)	June 30, 2003	December 31, 2002
Nonaccrual loans (1)	$886	$788
Restructured loans	—	—

Total nonperforming loans	886	788
Other real estate owned (1)	236	714

Total nonperforming assets	$1,122	$1,502

Accruing loans past due 90 days or more	662	587
Allowance for loan losses	2,982	2,755
Allowance for loan loss to total loans	1.32%	1.41%
Allowance for loan loss to nonperforming loans	336.57%	349.62%

Nonperforming loans to total loans	.39%	.40%
Nonperforming assets to total assets	.40%	.60%

(1)	At June 30, 2003, one government guaranteed loan with related balances in nonaccrual and other real estate of $560 thousand and $24 thousand, respectively, is government guaranteed. As of December 31, 2002, this government guaranteed loan had related balances in nonaccrual and other real estate of $560 thousand and $450 thousand, respectively.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $24 million at June 30, 2003, established borrowing relationships with the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the parent company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $60.7 million at June 30, 2003, compared to $50.5 million at December 31, 2002.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company’s management completed an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Finance Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Part II—Other Information

Item 4. Submission Of Matters To Vote Of Security Holders

The Company’s annual meeting of shareholders was held on Tuesday, May 6, 2003 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated April 7, 2003, (1) to elect six (6) directors of the Company to three (3) year terms, and (2) to ratify the appointment of the Company’s independent public accountants for 2003, were approved by the shareholders as listed below. There were no other matters submitted for vote of the shareholders at this meeting.

Proposal (1) To elect six (6) directors to three (3) year terms. Votes for each nominee were as follows:

Nominee	For	Withheld
Cynthia L. Mynatt	4,435,887	130,022
James E. Nance	4,426,497	139,412
Emmett S. Patterson	4,436,641	129,268
Michael E. Snyder, Sr.	4,412,185	153,724
Douglas L. Stafford	4,436,611	129,298
Emily M. Thomas	4,436,641	129,268

The following twelve directors continue in office: Charles E. Allen, Cynthia H. Beane, Bill C. Burnside, D.D.S., Gail C. Burris, David M. Jones, D.V.M., Kyle H. Josey, B. Franklin Lee, Joyce H. Little, Buren Mullis, John P. Murray, M.D., Don M. Russell and Hugh E. Wallace.

Proposal (2) To ratify the appointment of Dixon Odom PLLC as the Company’s independent public accountants for 2003.

For	4,548,964
Against	4,135
Abstain	12,810

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1) Form 8-K was filed on April 10, 2003 relative to a press release announcing the opening of Cabarrus Bank & Trust Company in Concord, North Carolina. On April 10, 2003, the Registrant’s wholly-owned subsidiary, Cabarrus Bank & Trust Company, received its license for deposit insurance from the Federal Deposit Insurance Corporation and permission to operate as a state-chartered commercial bank by the North Carolina Commissioner of Banks. Further, on April 10, 2003, Cabarrus purchased the two Cabarrus County branches of Bank of Stanly, Albemarle, North Carolina, also a wholly-owned subsidiary of the Registrant, to be its initial banking offices.

(2) Form 8-K was filed on April 22, 2003 to report the issue, by the Registrant on September 26, 2002, of $5,000,000 in trust preferred securities through Uwharrie Statutory Trust I.

(3) Form 8-K was filed on May 19, 2003 to report the conclusion of a “best efforts” offering of its common stock that commenced for the purpose of raising additional equity capital to fund the capitalization of a newly created subsidiary bank, Cabarrus Bank & Trust Company, Concord, North Carolina.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: August 7, 2003	By:	/S/ ROGER L. DICK
Roger L. Dick Chief Executive Officer

Date: August 7, 2003	By:	/S/ BARBARA S. WILLIAMS
Barbara S. Williams EVP, Principal Finance Officer