Form 10QSB
period 2003-09-30
UWHARRIE CAPITAL CORP
filed 2003-11-13
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 27, 2003
Common stock, par value $1.25 per share	6,792,050 shares outstanding

Transitional Small Business Disclosure Format (check one):   Yes  ☐  No  ☒

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

FORM 10-QSB

Part I - Financial Information

Item 1. Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)	September 30, 2003 (unaudited)	December 31, 2002 (*)
ASSETS
Cash and due from banks	$9,941	$11,075
Interest-earning deposits with banks	830	1,150
Securities available for sale, at fair value:
U.S. Treasury	1,127	1,152
U.S. Government agencies	8,650	10,758
State and political subdivisions	13,905	14,104
Other securities	2,031	2,135

Total securities	25,713	28,149

Loans (Note 4)	232,959	196,034
Less: Allowance for loan losses	3,090	2,755

Loans, net	229,869	193,279

Premises and equipment, net	7,853	6,272
Interest receivable	1,150	1,132
Other assets	10,103	9,706

Total assets	$285,459	$250,763

LIABILITIES
Deposits:
Demand, noninterest-bearing	$32,859	$29,928
Interest checking and money market accounts	58,427	43,716
Savings deposits	42,598	40,289
Time deposits, $100,000 and over	27,600	15,916
Other time deposits	43,698	43,707

Total deposits	205,182	173,556

Short-term debt	4,965	10,909
Long-term debt	46,111	39,640
Interest payable	286	277
Other liabilities	1,281	1,259

Total liabilities	257,825	225,641

Off balance sheet items, commitments and contingencies (Note 4)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; Shares issued and outstanding or in process of issuance of 6,792,050 and 6,494,101 shares, respectively	8,490	8,118
Additional paid-in capital	10,901	9,817
Unearned ESOP compensation	(1,056)	(1,056)
Undivided profits	8,275	7,066
Accumulated other comprehensive income	1,024	1,177

Total shareholders’ equity	27,634	25,122

Total liabilities and shareholders’ equity	$285,459	$250,763

(*)	Derived from audited financial statements.

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME:
Interest on loans	$3,371	$3,224	$9,911	$9,741
Interest on securities:
U.S. Treasury	10	10	31	54
U.S. Government agencies	67	187	309	586
State and political subdivisions	184	185	548	562
Other securities	17	31	66	95
Other interest income	7	14	21	32

Total interest income	3,656	3,651	10,886	11,070

INTEREST EXPENSE:
Interest on deposits	622	774	1,893	2,546
Interest on short-term debt	21	42	113	135
Interest on long-term debt	491	467	1,472	1,363

Total interest expense	1,134	1,283	3,478	4,044

NET INTEREST INCOME	2,522	2,368	7,408	7,026

Provision for loan losses	124	146	406	372

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,398	2,222	7,002	6,654

NONINTEREST INCOME:
Service charges on deposit accounts	341	344	1,007	1,016
Other service fees and commissions	276	234	758	959
Gain on sale of securities	—	—	—	3
Gain on sale of mortgages	629	405	1,854	828
Other income	70	186	335	315

Total noninterest income	1,316	1,169	3,954	3,121

NONINTEREST EXPENSE:
Salaries, wages and employee benefits	1,761	1,488	5,188	4,328
Net occupancy expense	140	128	411	362
Equipment expense	167	131	481	393
Data processing	202	184	593	483
Other operating expenses	944	702	2,690	1,999

Total noninterest expense	3,214	2,633	9,363	7,565

INCOME BEFORE INCOME TAXES	500	758	1,593	2,210

Provision for income taxes	114	187	384	636

NET INCOME	$386	$571	$1,209	$1,574

Net Income Per Common Share
Basic	$.06	$.10	$.18	$.27
Assuming dilution	$.06	$.10	$.18	$.26
Weighted Average Shares Outstanding
Basic	6,819,005	5,809,748	6,726,237	5,902,525
Effect of dilutive stock options	125,772	102,849	125,310	106,387

Assuming dilution	6,944,777	5,912,597	6,851,547	6,008,912

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2002	6,494,101	$8,118	$9,817	$(1,056)	$7,066	$1,177	$25,122

Comprehensive income
Net income		—	—	—	1,209	—	1,209
Net decrease in fair value of securities available for sale		—	—	—	—	(153)	(153)

Total comprehensive income							1,056

Common stock issued pursuant to:
Stock options exercised	32,253	40	64				104
Stock offering	361,730	452	1,434				1,886

Repurchase of common stock	(96,034)	(120)	(414)				(534)

Balance, September 30, 2003	6,792,050	$8,490	$10,901	$(1,056)	$8,275	$1,024	$27,634

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Nine Months Ended
	September 30, 2003	September 30, 2002
OPERATING ACTIVITIES
Net income	$1,209	$1,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	412	383
Amortization of security premiums (discounts), net	112	55
Provision for loan losses	406	372
Net realized (gain) loss on available for sale securities	—	(3)
Gain on sale of loans	(1,854)	(828)
Proceeds from sales of loans	81,045	33,021
Origination of loans for sale	(79,191)	(32,193)
Gain on sale of investments	—	(125)
Loss on sales of other real estate	28	—
Net change in interest receivable	(18)	(1)
Net change in other assets	(543)	(715)
Net change in interest payable	9	(25)
Net change in other liabilities	70	215

Net Cash Provided by Operating Activities	1,685	1,730

INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits with banks	320	498
Proceeds from sales of securities available for sale	—	3,111
Proceeds from maturities of and payments on securities available for sale	5,009	255
Purchase of securities available for sale	(1,555)	(60)
Net increase in loans	(38,325)	(391)
Proceeds from sales of premises, equipment and other assets	—	325
Purchase of premises and equipment	(1,992)	(1,320)
Investment in life insurance	(533)	(1,528)
Proceeds from sales of other real estate	650	—

Net Cash Provided (Used) By Investing Activities	(36,426)	890

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	31,625	(7,659)
Net increase (decrease) in federal funds purchased	(3,800)	1,875
Net decrease in securities sold under repurchase agreements	(335)	(675)
Net increase (decrease) in other short-term borrowed funds	(1,809)	(1,715)
Proceeds from issue of subordinated debt	—	5,000
Proceeds from long-term advances from Federal Home Loan Bank	13,000	2,000
Repayment of long-term advances from Federal Home Loan Bank	(6,125)	(597)
Net decrease in other long-term borrowed funds	(404)	—
Repurchases of common stock	(535)	(1,262)
Proceeds from issuance of common stock	1,990	42

Net Cash Provided (Used) By Financing Activities	33,607	(2,991)

Decrease in Cash and Due from Banks	(1,134)	(371)
Cash and Due from Banks at Beginning of Year	11,075	8,751

Cash and Due from Banks at End of Period	$9,941	$8,380

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

The components of comprehensive income and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002
Net income:	$386	$571	$1,209	$1,574

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on Available for sale securities	(412)	639	(200)	1,221
Related tax effect	(161)	(105)	(47)	(320)

Total other comprehensive income (loss)	(251)	534	(153)	901

Comprehensive income	$135	$1,105	$1,056	$2,475

Note 3 – Per Share Data

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

On September 10, 2002, the Company’s Board of Directors declared a 3% stock dividend payable on November 15, 2002 to shareholders of record on October 25, 2002. On September 16, 2003, the Company’s Board of Directors declared a 3% stock dividend payable on November 20, 2003 to shareholders of record on November 3, 2003. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to these stock dividends.

Note 4 – Loans

Loans outstanding at period end:

(in thousands)

	September 30, 2003	December 31, 2002
Real estate loans	$184,961	$144,343
Commercial and industrial	35,044	38,680
Loans to individuals for household, family and other Consumer expenditures	12,791	12,888
All other loans	163	123

Total	$232,959	$196,034

Analysis of the allowance for loan losses:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$2,982	$2,293	$2,755	$2,181
Provision charged to operations	124	146	406	372
Charge-offs	(24)	(100)	(91)	(221)
Recoveries	8	3	20	10

Net charge-offs	(16)	(97)	(71)	(211)

Balance at end of period	$3,090	$2,342	$3,090	$2,342

Note 5 – Stock-Based Compensation

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

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$386	$571	$1,209	$1,574
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(22)	(35)	(97)	(106)

Proforma	$364	$536	$1,112	$1,468

Basic net income per share:
As reported	$.06	$.10	$.18	$.27
Proforma	$.05	$.09	$.17	$.25
Diluted net income per share:
As reported	$.06	$.10	$.18	$.26
Proforma	$.05	$.09	$.16	$.24

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2003, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Schedule of Commitments, As of September 30, 2003

Commitments to extend credit	$43,025
Credit card commitments	7,075
Standby letters of credit	852

Total commitments	$50,952

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

Note 8 – Significant Events

On April 10, 2003 the Company made a capital investment of $7,000,000 in a new subsidiary bank, Cabarrus Bank & Trust Company (“Cabarrus”), headquartered in Concord, North Carolina. The Company already had a presence in this area with two branches opened by its subsidiary, Bank of Stanly (“Stanly”), during 2002 in Cabarrus County. On April 11, 2003 Cabarrus officially opened for business as an FDIC insured commercial bank, and the new bank purchased the two branch offices located in Cabarrus County from Stanly. Following consummation of this transaction, Cabarrus exceeded $16 million in assets. At September 30, 2003 the assets of this subsidiary had grown to $32.3 million.

Note 9 – Recent Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interests in a variable interest entity created before February 1, 2003, FIN 46 applies as of the end of the first interim or annual period ending after December 31, 2003. The Company is in the process of determining the impact of FIN 46 on its consolidated financial statements.

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

Overview of Operating Results

Uwharrie Capital Corp reported a decrease in earnings in the third quarter of 2003, when compared to the prior year, due to increased operating expenses, mainly attributable to added operating costs for its new subsidiary bank. Consolidated net income totaled $386 thousand for the three months ended September 30, 2003 compared to $571 thousand in the same period of 2002, a decrease of $185 thousand or 32.4%. Also affecting the three-month comparative earnings was a prior year taxable gain of $125 thousand generated from the sale of an investment in the third quarter of 2002.

The Company’s primary source of income, net interest margin, the difference between interest income on earning assets and interest expense on deposits and borrowings, produced income of $2.5 million in the third quarter of 2003 compared to $2.4 million in the prior year. This represents an increase of $154 thousand or 6.5%, generated mainly by growth in loans. Due to the current low interest rate cycle and other economic pressures, we have experienced some decline in margin in 2003, reflecting a 4.22% tax-equivalent yield on earning assets in the first nine months of this year compared to 4.53% in the same nine-month period of 2002.

Noninterest income produced earnings of $1.3 million, compared to $1.2 million in the prior year, an increase of $147 thousand or 12.6%. This can be attributed largely to an increase in the gains recognized from generation and sale of mortgage loans which produced income of $629 thousand in the third quarter of 2003 compared to $405 thousand in third quarter of 2002, an increase of $224 thousand. Income from fees and commissions increased $39 thousand, when comparing these periods. Other noninterest income reflected earnings of $70 thousand in this period of 2003, compared to $186 thousand in the prior year, which included a gain on investment of $125 thousand. Excluding this prior period gain, other income increased by $9 thousand.

Operating expenses, totaling $3.2 million in third quarter of 2003 compared to $2.6 million in 2002, increased $581 thousand or 22.1%, attributable to progress on the Company’s long-term growth strategy, including the move into a new market. The main component of operating expense, salaries and benefits, increased by $273 thousand or 18.3%, which includes the cost of personnel for the new bank. Other expenses, including occupancy, equipment, data processing and other operating costs increased by $308 thousand or 26.9% during this period.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002.

As of September 30, 2003 total assets were $285.5 million, compared to $250.8 million at December 31, 2002, an increase of $34.7 million or 13.8%. The Company has experienced strong growth in loans, due mainly to the production from its two new branch banking offices opened in 2002, with new loan growth of $36.9 million, net of repayments and sales during the nine months ended September 30, 2003.

Premises and equipment, consisting of land, buildings, furniture and equipment, increased by $1.6 million when comparing this nine-month period to year-end 2002, due partly to the purchase of two parcels of land in Cabarrus County and purchase of a lot for possible future strategic location of an ATM in a new market area. This increase also included renovation in process on bank buildings in Stanly County, progress made on building construction in our new locations in Cabarrus County and associated furniture and equipment purchases.

During the nine-month period ended September 30, 2003, deposits increased by $31.6 million or 18.2% growing from $173.6 million to $205.2 million when compared to December 31, 2002. Borrowed funds increased by $527 thousand during this period due to remaining funding needs resulting from the growth in loans.

Shareholders’ equity was $25.1 million at December 31, 2002 compared to $27.6 million at September 30, 2003, an increase of $2.5 million, produced mainly by net income retention of $1.2 million, proceeds from sale of common stock of $1.9 million less $534 thousand from repurchase of common shares.

At September 30, 2003, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended September 2003 and 2002

Earnings

Uwharrie Capital Corp reported a decrease in earnings in the third quarter of 2003, when compared to the prior year, due to increased operating expenses, mainly attributable to added operating costs for its new subsidiary bank and a prior year taxable gain of $125 thousand from the sale of an investment that is reflected in the third quarter of 2002. Consolidated net income totaled $386 thousand for the three months ended September 30, 2003 compared to $571 thousand in the same period of 2002, a decrease of $185 thousand or 32.4%.

Net Interest Income

Net interest income increased $154 thousand or 6.5% when comparing the three-month periods presented, which is attributable to an increased volume of interest earning assets. Earnings were also affected by lower rates when comparing the periods as yields and spreads were higher in the third quarter of 2002 than during the same period of 2003. The low interest rate environment has resulted in a tighter net margin for the financial services industry as yields on variable rate assets have fallen to historic lows and consumers refinance debt to take advantage of lower rates.

Noninterest Income

As interest margin continues to experience pressure from competitors and interest rate cycles, the diversification of our earnings base is important to long-term success. Our Company has experienced growth in earnings from sources other than the traditional net interest margin. Noninterest income produced earnings of $1.3 million, compared to $1.2 million in the prior year, an increase of $147 thousand or 12.6%. This can be attributed mainly to an increase in the gains recognized from generation and sale of mortgage loans which produced income of $629 thousand in the third quarter of 2003 compared to $405 thousand in the third quarter of 2002, an increase of $224 thousand. Income from fees and commissions increased $39 thousand, when comparing these periods. Other noninterest income reflected earnings of $70 thousand in this period of 2003, compared to $186 thousand in the prior year, which included a gain on investment of $125 thousand. Excluding this prior gain, other income increased by $9 thousand.

Noninterest Expense

Operating expenses, totaling $3.2 million in the third quarter of 2003 compared to $2.6 million in 2002, increased $581 thousand or 22.1%, attributable to progress on the Company’s long-term growth strategy, including the move into new markets in the third and fourth quarters of 2002, culminating in the opening of a new bank in April of 2003. The main component of operating expense, salaries and benefits, increased by $273 thousand, which included personnel costs for the new banking subsidiary. Other categories of noninterest expense were also affected by expanded banking operations, increasing by $308 thousand or 26.9%. This included occupancy expense, which increased by $12 thousand, equipment expense increased by $36 thousand and data processing was up by $18 thousand. Other operating expenses increased by $242 thousand or 34.5% as reflected in the table below.

Other operating expenses (in thousands)	Three months ended September 30,
	2003	2002
Professional fees and services	114	97
Marketing and donations	97	81
Office supplies, printing and postage	115	111
Telephone and data lines	54	53
Electronic banking expenses	85	63
Software costs	75	35
Impairment of servicing assets	65	—
Other	339	262

Total	944	702

Comparison of results of operations for the nine months ended September 30, 2003 and 2002.

Earnings

Uwharrie Capital Corp operating results for the nine months ended September 30, 2003 reflected a decrease in earnings. Consolidated net income totaled $1.2 million for the nine months ended September 30, 2003 compared to $1.6 million in the same period of 2002, a decrease of $365 thousand or 23.2%. Operating results for the current nine-month period included the additional overhead of operating two new branches that opened in late 2002, which became a new bank subsidiary in April of this year and included some of the formation and start-up costs that were incurred to establish the new bank. Additionally, fees generated by the brokerage, insurance and advisory services were down by $173 thousand when comparing these periods.

Net Interest Income

Net interest income increased from $7.0 million in 2002 to $7.4 million in 2003, an improvement of $382 thousand or 5.4% when comparing the nine-month periods presented, which is attributable to an increased volume of interest earning assets. Earnings were negatively affected by lower rates when comparing the periods.

The average yield on interest earning assets decreased by 89 basis points from 7.00% to 6.11% when comparing the yield at September 30, 2002 to September 30, 2003; while the average rate paid on interest-bearing liabilities decreased by 65 basis points from 2.86% to 2.21% in the same period.

The net interest margin, on a tax equivalent basis, decreased from 4.53% for the nine months ended September 30, 2002 to 4.22% in the current period, a decline of 31 basis points. The current low interest rate environment has resulted in a tighter net margin for the financial services industry as yields on variable rate assets have fallen to historic lows and consumers refinanced debt to take advantage of lower rates.

Average interest-bearing deposits, as a percent of total interest-bearing liabilities, was 73.7% at September 30, 2003 compared to 76.7% at September 30, 2002 resulting in an increase in other higher-cost funding sources to fund asset growth. The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2003 and 2002.

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

($ in thousands)	Average Level		Income/Expense		Rate/Yield
	2003	2002	2003	2002	2003	2002
Interest-earning assets:
Loans (1)	$211,543	$179,441	$9,713	$9,517	6.14%	7.09%
Nontaxable loans (2)	4,970	5,539	198	224	8.21%	8.33%
Taxable securities	15,008	19,129	499	827	4.44%	5.78%
Nontaxable securities (2)	11,756	11,912	455	470	7.96%	8.11%
Other (3)	2,490	2,542	21	32	1.13%	1.68%

Total interest-earning assets	245,767	218,563	10,886	11,070	6.11%	7.00%

Interest-bearing liabilities:
Interest-bearing deposits	154,746	144,837	1,893	2,546	1.64%	2.35%
Short-term borrowings	11,722	10,098	113	135	1.29%	1.79%
Long-term borrowings	43,471	33,923	1,472	1,363	4.53%	5.37%

Total interest-bearing Liabilities	209,939	188,858	3,478	4,044	2.21%	2.86%

Net interest spread	$35,828	$29,705	$7,408	$7,026	3.90%	4.14%

Net interest margin (2) (% of earning assets)					4.22%	4.53%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and due from banks, interest-earning.

Noninterest Income

As interest margin continues to experience pressure from competitors and interest rate cycles, the diversification of our earnings base is important to long-term success. Our Company has experienced growth in earnings from sources other than the traditional net interest margin. Noninterest income produced earnings of $4.0 million, compared to $3.1 million in the prior year, an increase of $833 thousand or 26.7%. This can be attributed to an increase in the gains recognized from generation and sale of mortgage loans which produced income of $1.9 million in the nine month period of 2003 compared to $828 thousand in the same period of 2002. Income from fees and commissions declined $210 thousand, when comparing these periods. This was principally due a decline of $81 thousand in fees earned from underwriting activities of the broker-dealer and a decline in fees from insurance commissions of $81 thousand that were generated by the insurance agency. Other noninterest income, which produced earnings of $335 thousand in 2003 compared to $315 thousand in 2003, increased by $145 thousand, if you exclude the prior year gain on sale of an investment in the amount of $125 thousand that was included in other income in 2002.

Noninterest Expense

Operating expenses totaled $9.4 million in the nine month period ended September 30, 2003 compared to $7.6 million in the same period of 2002, an increase of $1.8 million or 23.8%, attributable to progress on the Company’s long-term growth strategy, including the move into new markets.

The main component of operating expense, salaries and benefits, increased by $860 thousand or 19.9% reflecting $5.2 million during this period in 2003 compared to $4.3 million in the prior period. This increase included staffing for a new bank along with three other management positions with key roles in new business development for the Company’s banking and brokerage subsidiaries.

Other categories of noninterest expense were also affected by the opening of new branches and preparation for a new bank subsidiary with occupancy expense increasing by $49 thousand or 13.5%, equipment expense was up by $88 thousand or 22.4% and data processing was up by $110 thousand or 22.8%.

All remaining operating expenses as a group totaled $2.7 million compared to $2.0 million in the prior nine-month period, an increase of $691 thousand or 34.6%, as reflected in the table below.

Other operating expenses (in thousands)	Nine months ended September 30,
	2003	2002
Professional fees and services	296	221
Marketing and donations	288	242
Office supplies, printing and postage	359	313
Telephone and data lines	159	159
Electronic banking expenses	226	188
Software costs	203	109
Impairment of servicing assets	200	—
Other	959	767

Total	$2,690	$1,999

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2003 totaled $384 thousand compared to $636 thousand in 2002. The effective tax rate decreased from 28.8% for the period ended September 30, 2002 to 24.1% for the nine months ended September 30, 2003 because non-taxable interest and other income comprised a larger component of income before income taxes for the current period.

Provision for Loan Losses

The provision for loan losses was $406 thousand and $372 thousand during the nine-month periods of 2003 and 2002, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for probable charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the nine months ended September 30, 2003 totaled $71 thousand, reflecting a ratio to average loans of .03% compared to net charge-offs of $211 thousand or .11% in the prior period.

Nonperforming Assets

Nonperforming assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets (In thousands)	September 30, 2003	December 31, 2002
Nonaccrual loans (1)	$1,113	$788
Restructured loans	—	—

Total nonperforming loans	1,113	788
Other real estate owned (1)	109	714

Total nonperforming assets	$1,222	$1,502

Accruing loans past due 90 days or more	836	587
Allowance for loan losses	3,090	2,755
Allowance for loan loss to total loans	1.33%	1.41%
Allowance for loan loss to nonperforming loans	277.63%	349.62%
Nonperforming loans to total loans	.48%	.40%
Nonperforming assets to total assets	.43%	.60%

(1)	At September 30, 2003, one loan that that is government guaranteed had a nonaccrual balance of $558 thousand and reflected $24 thousand in other real estate. At December 31, 2002, this loan had balances in nonaccrual and other real estate in the amounts of $560 thousand and $450 thousand, respectively.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $24 million at September 30, 2003, established borrowing relationships with the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the parent company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $51.1 million at September 30, 2003, compared to $50.5 million at December 31, 2002.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company’s management completed an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Finance Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None filed during this period.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 10, 2003	By:	/s/ Roger L. Dick
Roger L. Dick
Chief Executive Officer

Date: November 10, 2003	By:	/s/ Barbara S. Williams
Barbara S. Williams
EVP, Principal Finance Officer