Form 10KSB
period 2003-12-31
UWHARRIE CAPITAL CORP
filed 2004-03-30
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-22062

Uwharrie Capital Corp

132 N. First Street

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant’s revenues for the year ended December 31, 2003 were $19,756,474.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 8, 2004, based on the sale price of the common stock in recent transactions was $39,426,606. Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of March 8, 2004, the Registrant had 6,919,443 shares of common stock outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s 2003 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement dated March 24, 2004 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, and (ii) the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2004, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2003.

Proxy	Proxy Statement dated March 24, 2004 for Annual Meeting of Shareholders to be held May 4, 2004.

10-KSB	10-KSB for the fiscal year ended December 31, 2003.

PART I

Item 1. Description of Business

Uwharrie Capital Corp (the “Company”) is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (“Stanly”), a North Carolina commercial bank chartered on September 28, 1983 and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc. (“Gateway”), a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Strategic Investment Advisors, Inc. formed in 1999 and Uwharrie Statutory Trust 1 formed in 2002.

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of the Company. The Savings Bank operates under the name Anson Bank & Trust Co. (“Anson” or together with Stanly, the “Banks”).

During 2002, the Company expanded its service area into the Cabarrus County market with two banking offices of Stanly. On April 10, 2003 the Company capitalized a new wholly-owned subsidiary bank, Cabarrus Bank & Trust Company (“Cabarrus”). As of that date, Cabarrus purchased the two branch offices located in Cabarrus County from Stanly to begin its operation.

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

At December 31, 2003 the Company and related subsidiaries had 113 full-time and 39 part-time employees.

Business of the Banks

Stanly is a North Carolina chartered commercial bank, which was incorporated in 1983 and which commenced banking operations on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates four other banking offices located in Stanly County, North Carolina as of December 31, 2003. Stanly is the only commercial bank headquartered in Stanly County.

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. Stanly provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. Stanly’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. Stanly also offers Internet Banking, 24-Hour Telephone Banking, and issues Visa® Check Card, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at four branches of Stanly and at the automated teller machines of other banks linked to the STAR® or CIRRUS® networks. Stanly is licensed to offer MasterCard® credit cards. Stanly does not provide the services of a trust department.

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

Cabarrus, which opened on April 10, 2003, is a full-service commercial bank located in Cabarrus County. Its main office is located at 25 Palaside Drive, NE in Concord, North Carolina and it operates another branch in Mt. Pleasant, North Carolina. As a subsidiary of the Company, Cabarrus provides the same level of financial services as the Company’s other banking subsidiaries.

Non-bank Subsidiaries

Stanly has three wholly-owned subsidiaries, BOS Agency, Strategic Alliance and Gateway. BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the Securities and Exchange Commission and licensed by the National Association of Securities Dealers (“NASD”) as a securities broker-dealer. Gateway is a mortgage brokerage company, acquired by Stanly in 2000.

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

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Company has not yet elected to become a financial holding company.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2003, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.10% and 11.35% respectively. As of December 31, 2003, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 19.78% and 21.03% respectively. As of December 31, 2003, Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 22.07% and 23.32% respectively

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

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

Item 2. Properties

The Company’s executive office is located at 132 North First Street, Albemarle, North Carolina. The Company leases the facility at 130-132 North First Street in Albemarle, part of which is sub-leased to a local non-profit organization and to the Bank’s subsidiary, Strategic Alliance. The Company owns a building at 134 North First Street which houses Company offices and meeting rooms that is adjacent to the leased facility. The Company also owns a parcel of land in Locust, North Carolina held as a potential expansion site and in Concord (Afton Village), North Carolina held as a potential expansion or an ATM site.

Stanly’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. Stanly has leased a portion of the Main Office facility since it opened in 1984, and its administrative and executive offices occupy an adjoining building, purchased in 1991. Stanly previously owned a commercial building and parking lot adjacent to its Main Office that was sold in December 2003, retaining a lease on the parking area around the building. Stanly also acquired a commercial building in downtown Albemarle in December 2001 that is held for future expansion. Stanly acquired a lot in Montgomery County in 2003 that is held as a potential ATM site.

Stanly owns its other banking locations at 710 North First Street, which houses the Village Branch, and its East Albemarle Branch at 800 Highway 24-27 Bypass, both located in Albemarle. It also owns a branch office located at 107 S. Main Street in Norwood, North Carolina and a branch office located at 624 N. Main Street in Oakboro, North Carolina.

All of Stanly’s existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office in Albemarle, which does not have a drive-up facility.

Cabarrus owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 S. Main Street, Mt. Pleasant, North Carolina and also owns some property adjacent to the Mt. Pleasant banking office located at 1480 S. Main Street. Cabarrus leases a suite at 700 N. Church Street in Concord, North Carolina where it previously provided banking services and currently serves as an administrative office.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 on Page 4.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 on Page 34.

Item 7. Financial Statements

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 on Page 6.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a. Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of Exchange Act.

Incorporated by reference to the Company’s definitive proxy statement dated March 24, 2004 on Page 5.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 10. Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement dated March 24, 2004 on Page 10.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

Incorporated by reference from the Company’s definitive proxy statement dated March 24, 2004 on Pages 3-5 with respect to the Annual Meeting of Shareholders to be held on May 4, 2004.

The following table sets forth equity compensation plan information at December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	715,175	$4.60	217,246
Equity compensation plans not approved by security holders	NA	NA	NA

Total	715,175	$4.60	217,246

A description of the Company’s equity compensation plans is presented in Note 15 to the accompanying consolidated financial statements.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the Company’s definitive proxy statement dated March 24, 2004 on Page 11.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3 (a)	* Registrant’s Articles of Incorporation
3 (b)	* Registrant’s By-laws
4	* Form of stock certificate
10	* Incentive Stock Option Plan, as amended * *
13	2003 Annual Report to Shareholders (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	** Employee Stock Ownership Plan and Trust * * * *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	Registrant’s definitive proxy statement * * *

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882)
**	Denotes a management contract or compensatory plan or arrangement.
***	To be filed with the Commission pursuant to Rule 14a-6 (b).
****	Incorporated by reference to Registrant’s Annual Report on Form 10KSB for the fiscal year ended 1999.

(b) Reports on Form 8-K.

The Registrant filed a Report on Form 8-K on November 6, 2003 (reporting under Item 5) to report the announcement of a 3% stock dividend to be paid to shareholders on November 20, 2003 as of the record date of November 3, 2003.

The Registrant filed a Report on Form 8-K on January 30, 2004 (reporting under Item 5) to report the resignation of Ron Davis as President effective January 30, 2004. Mr. Davis will serve in a consulting capacity with the Registrant. He resigned to devote more attention to a charitable organization in South Africa which he helped to create.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement dated March 24, 2004 on Page 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 18, 2004	By:	/s/ Roger L. Dick .
Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 18, 2004
Roger L. Dick
Chief Executive Officer

/s/ Barbara S. Williams	March 18, 2004
Barbara S. Williams,
EVP, Principal Finance Officer

/s/ Charles E. Allen	March 18, 2004
Charles E. Allen, Director

/s/ Cynthia H. Beane	March 18, 2004
Cynthia H. Beane, Director

/s/ Bill C. Burnside	March 18, 2004
Bill C. Burnside, D.D.S., Director

/s/ Gail C. Burris	March 18, 2004
Gail C. Burris, Director

/s/ David M. Jones	March 18, 2004
David M. Jones, D.V.M., Director

/s/ Kyle H. Josey	March 18, 2004
Kyle H. Josey, Director

/s/ B. Franklin Lee	March 18, 2004
B. Franklin Lee, Director

/s/ Joyce H. Little	March 18, 2004
Joyce H. Little, Director

/s/ Buren Mullis	March 18, 2004
Buren Mullis, Director

/s/ John P. Murray	March 18, 2004
John P. Murray, M.D., Director
Cynthia L. Mynatt, Director

/s/ James E. Nance	March 18, 2004
James E. Nance, Director

/s/ Emmett S. Patterson	March 18, 2004
Emmett S. Patterson, Director

/s/ Don M. Russell	March 18, 2004
Don M. Russell, Director

/s/ Michael E. Snyder, Sr.	March 18, 2004
Michael E. Snyder, Sr., Director

/s/ Douglas L. Stafford	March 18, 2004
Douglas L. Stafford, Director

/s/ Emily M. Thomas	March 18, 2004
Emily M. Thomas, Director

/s/ Hugh E. Wallace	March 18, 2004
Hugh E. Wallace, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

13	2003 Annual Report to Shareholders

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002