Form 10QSB
period 2004-03-31
UWHARRIE CAPITAL CORP
filed 2004-05-13
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file Number 0-22062

UWHARRIE CAPITAL CORP

(Exact name of small business issuer as specified in its charter)

NORTH CAROLINA	56-1814206
(State of incorporation)	(I.R.S Employer Identification No.)

132 North First Street

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 29, 2004
Common stock, par value $1.25 per share	6,912,306 shares outstanding

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

FORM 10-QSB

Part I – Financial Information

Item 1. Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	March 31, 2004	December 31, 2003 (*)
	(unaudited)
ASSETS
Cash and due from banks	$10,177	$11,314
Interest-earning deposits with banks	2,201	2,577
Securities available for sale, at fair value:
U.S. Treasury	3,052	2,991
U.S. Government agencies	10,079	10,742
State and political subdivisions	14,011	13,944
Other securities	2,150	2,233

Total securities	29,292	29,910

Federal funds sold	4,850	—
Loans (Note 4)	242,203	240,816
Less: Allowance for loan losses	3,244	3,224

Loans, net	238,959	237,592

Premises and equipment, net	8,519	8,459
Interest receivable	1,157	1,156
Other assets	9,815	9,521

Total assets	$304,970	$300,529

LIABILITIES
Deposits:
Demand, noninterest-bearing	$35,705	$34,687
Interest checking and money market accounts	65,324	60,041
Savings deposits	42,853	41,446
Time deposits, $100,000 and over	35,229	32,296
Other time deposits	43,418	44,093

Total deposits	222,529	212,563

Short-term debt	8,527	12,814
Long-term debt	44,583	46,110
Interest payable	294	282
Other liabilities	1,098	908

Total liabilities	277,031	272,677

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; Shares issued and outstanding 6,918,157 and 6,977,384 shares, respectively	8,648	8,722
Additional paid-in capital	11,329	11,735
Unearned ESOP compensation	(1,012)	(1,012)
Undivided profits	7,874	7,464
Accumulated other comprehensive income	1,100	943

Total shareholders’ equity	27,939	27,852

Total liabilities and shareholders’ equity	$304,970	$300,529

(*)	Derived from audited financial statements.

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Interest on loans	$3,347	$3,192
Interest on securities:
U.S. Treasury	24	10
U.S. Government agencies	97	146
State and political subdivisions	181	183
Other securities	19	25
Interest on federal funds sold	9	—
Other interest income	7	6

Total interest income	3,684	3,562

INTEREST EXPENSE:
Interest on deposits	605	631
Interest on short-term debt	27	48
Interest on long-term debt	482	481

Total interest expense	1,114	1,160

NET INTEREST INCOME	2,570	2,402

Provision for loan losses	149	92

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,421	2,310

NONINTEREST INCOME:
Service charges on deposit accounts	329	329
Other service fees and commissions	327	241
Gain on sale of mortgages	294	568
Other income	305	146

Total noninterest income	1,255	1,284

NONINTEREST EXPENSE:
Salaries, wages and employee benefits	1,787	1,697
Net occupancy expense	150	140
Equipment expense	155	154
Data processing	206	188
Other operating expenses	846	856

Total noninterest expense	3,144	3,035

INCOME BEFORE INCOME TAXES	532	559

Provision for income taxes	122	140

NET INCOME	$410	$419

Net Income Per Common Share:
Basic	$.06	$.06
Assuming dilution	$.06	$.06
Weighted Average Shares Outstanding:
Basic	6,765,457	6,574,687
Effect of dilutive stock options	145,391	116,357

Assuming dilution	6,910,848	6,691,044

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2003	6,977,384	$8,722	$11,735	$(1,012)	$7,464	$943	$27,852
Comprehensive income:
Net income	—	—	—	—	410	—	410
Net increase in fair value of securities available for sale	—	—	—	—	—	157	157

Total comprehensive income							567

Common Stock issued pursuant to:
Stock options exercised	107,297	134	381	—	—	—	515
Repurchase of common stock	(166,524)	(208)	(791)	—	—	—	(999)
Excess of Fair Value over Cost to release ESOP shares	—		4	—	—	—	4

Balance, March 31, 2004	6,918,157	$8,648	$11,329	$(1,012)	$7,874	$1,100	$27,939

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
OPERATING ACTIVITIES
Net income	$410	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152	148
Amortization of security premiums (discounts), net	20	17
Provision for loan losses	149	92
Gain on sale of mortgage loans	(294)	(568)
Proceeds from sales of loans held for sale	12,933	30,843
Origination of loans held for sale	(10,334)	(34,318)
Release of ESOP shares	4	—
Net change in interest receivable	(1)	(67)
Net change in other assets	(359)	168
Net change in interest payable	11	30
Net change in other liabilities her liabilities	190	160

Net Cash Provided by Operating Activities	2,881	(3,076)

INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits with banks	376	(347)
Proceeds from maturities of and payments on securities available for sale	1,097	954
Purchase of securities available for sale	(244)	(334)
Net increase in loans	(3,820)	(8,301)
Net increase in federal funds sold	(4,850)	—
Purchase of premises and equipment	(211)	(920)
Investment in life insurance	(59)	(46)
Proceeds from sales of other real estate	24	—

Net Cash Used By Investing Activities	(7,687)	(8,994)

FINANCING ACTIVITIES
Net increase in deposit accounts	9,967	5,091
Net increase (decrease) in other short-term borrowed funds	(4,288)	2,859
Net increase (decrease) in long-term borrowed funds	(1,526)	1,474
Repurchases of common stock	(999)	(239)
Proceeds from issuance of common stock	515	1,201

Net Cash Provided By Financing Activities	3,669	10,386

Decrease in Cash and Due from Banks	(1,137)	(1,684)
Cash and Due from Banks at Beginning of Year	11,314	11,075

Cash and Due from Banks at End of Period	$10,177	$9,391

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, and have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

The components of comprehensive income and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2004	2003
Net income:	$410	$419

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on Available for sale securities	256	(146)
Related tax effect	99	(61)

Total other comprehensive income (loss)	157	(85)

Comprehensive income	$567	$334

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

Note 4 – Loans

Loans outstanding at period end:

(in thousands)

	March 31, 2004	December 31, 2003
Real estate loans	$186,366	$183,706
Commercial and industrial	39,643	38,517
Loans to individuals for household, family and other consumer expenditures	12,815	12,741
Loans held for sale	3,360	5,665
All other loans	19	187

Total	$242,203	$240,816

Analysis of the allowance for loan losses:

(in thousands)

	Three months ended March 31,
	2004	2003
Balance at beginning of period	$3,224	$2,755
Provision charged to operations	149	92
Charge-offs	(148)	(14)
Recoveries	19	2

Net charge-offs	(129)	(12)

Balance at end of period	$3,244	$2,835

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

	Three months ended March 31,
(in thousands, except per share data)	2004	2003
Net income:
As reported	$410	$419
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(18)	(52)

Proforma	$392	$367

Basic net income per share:
As reported	$.06	$.06
Proforma	$.06	$.06

Diluted net income per share:
As reported	$.06	$.06
Proforma	$.06	$.05

Note 6 – Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2004, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Schedule of Commitments, As of March 31, 2004

Commitments to extend credit	$46,216
Credit card commitments	7,200
Standby letters of credit	1,105

Total commitments	$54,521

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

Overview of Operating Results

Uwharrie Capital Corp reported net earnings of $410 thousand for the three-month period ended March 31, 2004, a 2.1% decrease compared to 2003 net earnings of $419 thousand for the same period.

The Company’s primary source of revenue, net interest margin produced income of $2.6 million in the first three months of 2004 compared to $2.4 million for the same period in the prior year. This increase of $168 thousand or 7.0% was generated by increased balances in the loan portfolio and was negatively impacted by the pressures on margin. Total noninterest income produced earnings of $1.3 million in both years presented.

Operating expenses, totaling $3.1 million for the first quarter of 2004 compared to $3.0 million in the prior year, increased by $109 thousand or 3.6%. The main component of operating expense, salaries and benefits, increased by $90 thousand or 5.3%. All other expenses, including occupancy, equipment, data processing and other operating costs increased by $19 thousand or 1.4% during this period.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003.

As of March 31, 2004 total assets were $305.0 million, compared to $300.5 million at December 31, 2003, an increase of $4.5 million or 1.5%, reflecting a slower growth rate than the Company experienced during 2003 which produced asset growth of $49.8 million or 19.8%.

Loan growth in the three months ended March 31, 2004, net of repayments and sales, totaled $1.4 million. During this same period deposits grew from $212.5 million to $222.5 million, an increase of $10.0 million or 4.7%. This allowed the Company to reduce borrowed funds by $5.8 million after funding its asset growth.

Premises and equipment, consisting of land, buildings, furniture and equipment, increased by $60 thousand when comparing this three-month period to year-end 2003, due primarily to renovation in process on bank buildings in Stanly County and furniture and equipment purchases.

Shareholders’ equity was $27.9 million at both March 31, 2004 and December 31, 2003. During this period the Company retained earnings of $410 thousand, realized an increase of $157 thousand in net fair value of securities available for sale, stock issued pursuant to the exercise of stock options that provided $5l5 thousand and equity was reduced by $999 thousand for the repurchase of common shares.

At March 31, 2004, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended March 31, 2004 and 2003.

Earnings

Uwharrie Capital Corp reported net earnings of $410 thousand for the three-month period ended March 31, 2004, a 2.1% decrease compared to 2003 net earnings of $419 thousand for the same period. This slight decline is mainly attributable to pressures on net interest margin and an increase of 3.6% in operating expenses.

Net Interest Income

The Company’s primary source of income, net interest margin, is the difference between interest income on earning assets and interest expense on deposits and borrowings. Due to the current low interest rate cycle, economic pressures and competition, net margins have been declining over the past several months. Income from this source of revenue was $2.6 million in the first quarter of 2004 compared to $2.4 million for the same prior year period. This increase of $168 thousand or 7.0% was generated by increased balances in the loan portfolio and was negatively impacted by the pressures on margin.

The average yield on interest earning assets decreased by 90 basis points from 6.43% to 5.53% when comparing the yield at March 31, 2004 to March 31, 2003; while the average rate paid on interest-bearing liabilities decreased by 49 basis points from 2.37% to 1.88% in the same period.

The net interest margin, on a tax equivalent basis, decreased from 4.41% in the first three months of 2003 to 3.90% in the current three-month period, reflecting a decline in margin of 51 basis points. Prior to 2003 the Company had experienced a relatively stable margin, although many financial institutions had experienced tighter margins. In recent months, the economic and competitive pressures for loan and deposit pricing during this period of low rates has eroded the margin at most financial institutions.

Average interest-bearing deposits, as a percent of total interest-bearing liabilities, was 76.5% at March 31, 2004 compared to 72.6% at March 31, 2003. During this period average deposits increased by $38.5 million compared to an increase of $1.6 million in average other funding sources.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2004 and 2003.

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

	Average Level		Income/Expense		Rate/Yield
($ in thousands)	2004	2003	2004	2003	2004	2003
Interest-earning assets:
Loans (1)	$235,133	$196,986	$3,298	$3,119	5.64%	6.42%
Nontaxable loans (2)	4,035	5,330	49	73	7.48%	8.52%
Taxable securities	17,873	16,237	170	211	3.82%	5.27%
Nontaxable securities (2)	11,789	11,882	151	153	7.94%	8.02%
Other (3)	7,100	1,784	16	6.91%		1.36%

Total interest-earning assets	275,930	232,219	3,684	3,562	5.53%	6.43%

Interest-bearing liabilities:
Interest-bearing deposits	182,774	144,302	605	631	1.33%	1.77%
Short-term borrowings	10,582	14,867	27	48	1.03%	1.31%
Long-term borrowings	45,542	39,656	482	481	4.26%	4.92%

Total interest-bearing liabilities	238,898	198,825	1,114	1,160	1.88%	2.37%

Net interest spread	$37,032	$33,394	$2,570	$2,402	3.65%	4.06%

Net interest margin (2) (% of earning assets)					3.90%	4.41%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and due from banks, interest-earning.

Noninterest Income

As interest margin narrows, the diversification of our earnings base continues to be important to long-term success. Total noninterest income produced earnings of $1.3 million in both periods presented. Service charges on deposit accounts and other service fees and commission produced earnings of $656 thousand in the current three-month period compared to $570 thousand in the prior period, an increase of $86 thousand or 15.1%. Income from the generation and sale of mortgage loans decreased from $568 thousand to $294 thousand, compared to the prior year. This can be attributed to an increase in long-term interest rates resulting in a reduction of re-financed mortgages. Other noninterest income increased $159 thousand from $146 thousand during the first quarter of 2003 to $305 thousand for the first quarter of 2004. This increase resulted from the receipt of guaranteed payment from the government during the quarter.

Noninterest Expense

Operating expenses, totaling $3.1 million for the first quarter of 2004 compared to $3.0 million in the prior year, increased by $109 thousand or 3.6%.

The main component of operating expense, salaries and benefits, increased by $90 thousand or 5.3%. Personnel costs increased due to additional staff to support the Company’s growth, normal salary adjustments and incentives and associated benefit costs.

Occupancy costs increased by $10 thousand from $140 thousand to $150 thousand when comparing the two periods, an increase of 7.1%. This can be attributed to increased depreciation and utility costs on a new branch office located in Cabarrus County. Furniture and equipment costs remained relatively the same with expense of $155 in the current quarter compared to $154 in the prior period.

Data processing costs have increased from $188 thousand to $206 thousand when comparing the periods, reflecting an increase of $18 thousand or 9.6% due mainly to higher volume of accounts and transactions being processed. Part of this can be attributed to additional processing for a new subsidiary bank that opened in April of 2003. Total accounts processed have increased by 1,202 accounts, or 4.8%, since March 31, 2003.

All other operating expenses totaled $846 thousand in the current period compared to $856 thousand in the prior year, a decrease of $10 thousand, as reflected in the table below:

Other operating expenses

	Three months ended March 31,
(in thousands)	2004	2003
Professional fees and services	101	101
Marketing and donations	95	85
Office supplies, printing and postage	97	115
Telephone and data lines	57	53
Electronic banking expenses	96	72
Software costs	85	60
Other	315	370

Total	$846	$856

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2004 totaled $122 thousand compared to $140 thousand in 2003. The effective tax rate decreased from 25.0% for the period ended March 31, 2003 to 22.9% for the three months ended March 31, 2004.

Provision for Loan Losses

The provision for loan losses was $149 thousand and $92 thousand during the first three-month periods of 2004 and 2003, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for probable charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the three months ended March 31, 2004 totaled $129 thousand, reflecting a ratio to average loans of .05% compared to net charge-offs of $12 thousand or .01% in the prior period.

Nonperforming assets

Nonperforming assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. The following table sets forth information with respect to nonperforming assets for the dates indicated.

(In thousands)	March 31, 2004	December 31, 2003
Schedule of Nonperforming Assets
Nonaccrual loans (1)	$1,631	$1,577
Restructured loans	—	—

Total nonperforming loans	1,631	1,577

Other real estate owned	272	108

Total nonperforming assets	$1,903	$1,685

Accruing loans past due 90 days or more	75	607
Allowance for loan losses	3,244	3,224
Allowance for loan losses to total loans	1.34%	1.34%
Allowance for loan losses to nonperforming loans	198.90%	204.44%

Nonperforming loans to total loans.	.67%	.65%
Nonperforming assets to total assets	.62%	.56%

(1)	At December 31, 2003 nonaccrual loans included one government guaranteed loan with a balance of $553 thousand. This outstanding nonaccrual balance was collected in January 2004.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $25.2 million at March 31, 2004, established borrowing relationships with the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $53.1 million at March 31, 2004, compared to $58.9 million at December 31, 2003.

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

Part II – Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2004.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2004 Through January 31, 2004	121,954	$6.00	—	$768,276

February 1, 2004 Through February 29, 2004	41,125	$6.00	—	$521,526

March 1, 2004 Through March 31, 2004	3,445	$6.00	—	$500,856

Total	166,524	$6.00

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. The Company has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. There is not a publicly announced plan. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On December 16, 2003 the Uwharrie Capital Corp Board’s Executive Committee mandated by resolution that the Company could repurchase up to $1,500,000 of its common stock during 2004 under a Stock Repurchase Plan that is contingent upon maintaining a well-capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed a quarterly allocation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a)

31.2	Certification of Principal Finance Officer pursuant to Rule 13(a) – 14(a)

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K

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

UWHARRIE CAPITAL CORP
(Registrant)

Date: May 7, 2004	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 7, 2004	By:	/s/ Barbara S. Williams
Barbara S. Williams
EVP, Principal Finance Officer