Form 10QSB
period 2004-06-30
UWHARRIE CAPITAL CORP
filed 2004-08-13
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at July 31, 2004
Common stock, par value $1.25 per share	6,913,234 shares outstanding

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

FORM 10-QSB

Part I - Financial Information

Item 1. Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	June 30, 2004 (unaudited)	December 31, 2003 (*)
ASSETS
Cash and due from banks	$11,336	$11,314
Interest-earning deposits with banks	1,952	2,577
Securities available for sale, at fair value:
U.S. Treasury	2,929	2,991
U.S. Government agencies	12,456	10,742
State and political subdivisions	13,860	13,944
Other securities	2,453	2,233

Total securities	31,698	29,910

Loans (Note 4)	261,269	240,816
Less: Allowance for loan losses	3,443	3,224

Loans, net	257,826	237,592

Premises and equipment, net	8,680	8,459
Interest receivable	1,200	1,156
Other assets	10,572	9,521

Total assets	$323,264	$300,529

LIABILITIES
Deposits:
Demand, noninterest-bearing	$39,335	$34,687
Interest checking and money market accounts	71,170	60,041
Savings deposits	42,451	41,446
Time deposits, $100,000 and over	35,047	32,296
Other time deposits	44,759	44,093

Total deposits	232,762	212,563

Short-term debt	19,221	12,814
Long-term debt	42,582	46,110
Interest payable	279	282
Other liabilities	959	908

Total liabilities	295,803	272,677

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; Shares issued and outstanding 6,916,720 and 6,977,384 shares, respectively	8,646	8,722
Additional paid-in capital	11,304	11,735
Unearned ESOP compensation	(1,012)	(1,012)
Undivided profits	8,068	7,464
Accumulated other comprehensive income	455	943

Total shareholders’ equity	27,461	27,852

Total liabilities and shareholders’ equity	$323,264	$300,529

(*)	Derived from audited consolidated financial statements.

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest on loans	$3,480	$3,348	$6,827	$6,540
Interest on securities:
U.S. Treasury	29	11	53	21
U.S. Government agencies	107	96	204	242
State and political subdivisions	182	181	363	364
Other securities	20	24	39	49
Interest on federal funds sold	2	1	11	1
Other interest income	4	7	11	13

Total interest income	3,824	3,668	7,508	7,230

INTEREST EXPENSE:
Interest on deposits	603	640	1,208	1,271
Interest on short-term debt	42	43	69	92
Interest on long-term debt	464	501	946	981

Total interest expense	1,109	1,184	2,223	2,344

NET INTEREST INCOME	2,715	2,484	5,285	4,886

Provision for loan losses	252	190	401	282

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,463	2,294	4,884	4,604

NONINTEREST INCOME:
Service charges on deposit accounts	355	337	684	666
Other service fees and commissions	278	241	605	482
Gain on sale of securities	2	—	2	—
Gain on sale of mortgages	131	657	425	1,225
Other income	135	119	440	265

Total noninterest income	901	1,354	2,156	2,638

NONINTEREST EXPENSE:
Salaries, wages and employee benefits	1,707	1,730	3,494	3,427
Net occupancy expense	148	131	298	271
Equipment expense	158	160	313	314
Data processing	199	203	405	391
Other operating expenses	911	890	1,757	1,746

Total noninterest expense	3,123	3,114	6,267	6,149

INCOME BEFORE INCOME TAXES	241	534	773	1,093

Provision for income taxes	47	130	169	270

NET INCOME	$194	$404	$604	$823

Net Income Per Common Share:
Basic	$.03	$.06	$.09	$.12
Assuming dilution	$.03	$.06	$.09	$.12
Weighted Average Shares Outstanding:
Basic	6,738,807	6,782,332	6,752,132	6,679,083
Effect of dilutive stock options	142,332	133,699	143,861	125,076

Assuming dilution	6,881,139	6,916,031	6,895,993	6,804,159

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income
	Shares	Amount					Total
Balance, December 31, 2003	6,977,384	$8,722	$11,735	$(1,012)	$7,464	$943	$27,852

Comprehensive income:
Net income	—	—	—	—	604	—	604
Net decrease in fair value of securities available for sale	—	—	—	—	—	(488)	(488)

Total comprehensive income							116

Common stock issued pursuant to:
Stock options exercised	114,484	143	397	—	—	—	540

Repurchase of common stock	(175,148)	(219)	(832)	—	—	—	(1,051)

Excess of Fair Value over Cost to release ESOP shares	—		4	—	—	—	4

Balance, June 30, 2004	6,916,720	$8,646	$11,304	$(1,012)	$8,068	$455	$27,461

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
OPERATING ACTIVITIES
Net income	$604	$823
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	301	279
Amortization of security premiums (discounts), net	41	58
Provision for loan losses	401	282
Gain on sale of securities	(2)	—
Gain on sale of mortgage loans	(425)	(1,225)
Loss on sales of other real estate	—	27
Proceeds from sales of loans held for sale	15,005	50,144
Origination of loans held for sale	(15,860)	(53,625)
Release of ESOP shares	4	—
Net change in interest receivable	(44)	(7)
Net change in other assets	(523)	121
Net change in interest payable	(4)	11
Net change in other liabilities her liabilities	52	66

Net Cash Used by Operating Activities	(450)	(3,046)

INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits with banks	625	(228)
Proceeds from maturities of and payments on securities available for sale	2,060	3,340
Purchase of securities available for sale	(4,680)	(1,555)
Net increase in loans	(19,542)	(24,484)
Purchase of premises and equipment	(522)	(1,464)
Investment in life insurance	(59)	(490)
Proceeds from sales of other real estate	24	523

Net Cash Used By Investing Activities	(22,094)	(24,358)

FINANCING ACTIVITIES
Net increase in deposit accounts	20,199	19,815
Net increase in other short-term borrowed funds	6,406	3,675
Net increase (decrease) in long-term borrowed funds	(3,528)	6,472
Repurchases of common stock	(1,051)	(374)
Proceeds from issuance of common stock	540	1,936

Net Cash Provided By Financing Activities	22,566	31,524

Increase in Cash and Due from Banks	22	4,120
Cash and Due from Banks at Beginning of Year	11,314	11,075

Cash and Due from Banks at End of Period	$11,336	$15,195

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”), its subsidiaries, Bank of Stanly (“Stanly”), Anson Bank & Trust Co. (“Anson”), Cabarrus Bank & Trust Company (“Cabarrus”), Strategic Investment Advisors, Inc., (“SIA”), and Uwharrie Statutory Trust 1 (“UST”). Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

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

The components of comprehensive income and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30
(in thousands)	2004	2003	2004	2003
Net income:	$194	$404	$604	$823

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on Available for sale securities	(1,049)	358	(793)	212
Related tax effect	404	(175)	305	(114)

Total other comprehensive income (loss)	(645)	183	(488)	98

Comprehensive income (loss)	$(451)	$587	$116	$921

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

Note 4 – Loans

Loans outstanding at period end:

(in thousands)

	June 30, 2004	December 31, 2003

Real estate loans	$203,436	$183,706
Commercial and industrial	37,807	38,517
Loans to individuals for household, family and other consumer expenditures	13,002	12,741
Loans held for sale	6,985	5,665
All other loans	39	187

Total	$261,269	$240,816

Analysis of the allowance for loan losses:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$3,244	$2,835	$3,224	$2,755

Provision charged to operations	252	190	401	282

Charge-offs	(60)	(51)	(208)	(65)
Recoveries	7	8	26	10

Net charge-offs	(53)	(43)	(182)	(55)

Balance at end of period	$3,443	$2,982	$3,443	$2,982

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$194	$404	$604	$823

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(18)	(22)	(37)	(75)

Proforma	$176	$382	$567	$748

Basic net income per share:
As reported	$.03	$.06	$.09	$.12
Proforma	$.03	$.06	$.08	$.11

Diluted net income per share:
As reported	$.03	$.06	$.08	$.11
Proforma	$.03	$.06	$.08	$.11

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2004, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Schedule of Commitments, As of June 30, 2004

Commitments to extend credit	$49,087
Credit card commitments	7,321
Standby letters of credit	549

Total commitments	$56,957

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

Overview of Operating Results

Uwharrie Capital Corp reported net earnings of $194 thousand for the three-month period ended June 30, 2004, a 52.0% decrease compared to 2003 net earnings of $404 thousand for the same period. This is due primarily to an increase in expense for loan loss provision and a decline in mortgage activity.

Net interest margin produced income of $2.7 million in the second quarter of 2004 compared to $2.5 million for the same period in the prior year. This increase of $231 thousand or 9.3% was generated by increased balances in the loan portfolio and was negatively impacted by pressures on margin.

Total noninterest income produced earnings of $901 thousand compared to $1.4 million for the same prior year period, a decrease of $453 thousand or 33.5% due to a decline in mortgage loans being refinanced.

Operating expenses, totaling approximately $3.1 million in both periods, increased by $9 thousand. The main component of operating expense, salaries and benefits, decreased by $23 thousand. All other expenses, including occupancy, equipment, data processing and other operating costs increased by $32 thousand or 2.3% during this period.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003.

As of June 30, 2004 total assets were $323.3 million, compared to $300.5 million at December 31, 2003, an increase of $22.7 million or 7.6%. This growth can be attributed in part to our presence in a high growth market where our newest subsidiary bank is located.

Loan growth in the six months ended June 30, 2004, net of repayments and sales, totaled $20.5 million or 8.5%. During this same period deposits grew from $212.6 million to $232.8 million, an increase of $20.2 million or 9.5%. Borrowed funds grew from $58.9 million to $61.8 million, an increase of $2.9 million as needed to fund asset growth.

Premises and equipment, consisting of land, buildings, furniture and equipment, increased by $221 thousand when comparing this six-month period to year-end 2003, due primarily to renovation in process on bank buildings in Stanly County and furniture and equipment purchases.

Shareholders’ equity was $27.5 million at June 30, 2004 and $27.9 million at December 31, 2003. The decrease in equity of $391 thousand can be attributed mainly to a decline in the net market value of securities available for sale in the amount of $488 thousand, due to rising long term rates. During this period the Company retained earnings of $604 thousand, issued stock pursuant to the exercise of stock options that provided equity of $540 thousand and repurchased 175,148 common shares that reduced equity by $1.1 million.

At June 30, 2004, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended June 30, 2004 and 2003.

Earnings

Uwharrie Capital Corp reported net earnings of $194 thousand for the three-month period ended June 30, 2004, a 52.0% decrease compared to 2003 net earnings of $404 thousand for the same period. This is due primarily to an increase in expense for loan loss provision and a decline in mortgage activity.

Net Interest Income

The Company’s primary source of income, net interest margin, is the difference between interest income on earning assets and interest expense on deposits and borrowings. Due to the current low interest rate cycle, economic pressures and competition, net margins have been declining over the past several months. Income from this source of revenue was $2.7 million in the second quarter of 2004 compared to $2.5 million for the same prior year period. This increase of $231 thousand or 9.3% was generated by increased balances in the loan portfolio and was negatively impacted by the pressures on margin.

Noninterest Income

As interest margin narrows, the diversification of our earnings base continues to be important to long-term success. Total noninterest income produced earnings of $901 thousand compared to $1.4 million for the same prior year period, a decrease of $453 thousand or 33.5% due to a decline in mortgage loans being refinanced.

Service charges on deposit accounts and other service fees and commissions produced earnings of $633 thousand in the current three-month period compared to $578 thousand in the prior period, an increase of $55 thousand or 9.5%.

Income from the generation and sale of mortgage loans decreased from $657 thousand to $131 thousand, compared to the prior year. This can be attributed to an increase in long-term interest rates resulting in a reduction of re-financed mortgages. The mortgage department is seeking to expand its operations in our newest market in Cabarrus County, a high growth area, to increase future mortgage production.

Other noninterest income increased a modest $16 thousand from $119 thousand during the second quarter of 2003 to $135 thousand for the second quarter of 2004.

Noninterest Expense

Operating expenses, totaling approximately $3.1 million in both periods, increased by $9 thousand. The main component of operating expense, salaries and benefits, decreased by $23 thousand as a result of reduction in incentives due to lower earnings. Other categories of noninterest expense increased by $32 thousand or 2.3%. This included occupancy expense, which increased by $17 thousand, equipment expense decreased by $2 thousand and data processing, which was down by $4 thousand. Other operating expenses increased by $21 thousand, reflected in the table below.

Other operating expenses

(in thousands)

	Three months ended June 30,
	2004	2003
Professional fees and services	123	81
Marketing and donations	117	106
Office supplies, printing and postage	106	124
Telephone and data lines	51	49
Electronic banking expenses	107	69
Software costs	75	68
Impairment of servicing assets	—	90
Other	332	303

Total	911	890

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated in the second quarter of 2004 totaled $47 thousand compared to $130 thousand in 2003 and reflects an effective tax rate of 24.3% for the period ended June 30, 2003 compared to 19.5% for the three months ended June 30, 2004. Due to lower earnings in 2004, tax-free income makes up a higher percentage of overall earnings thus reducing the effective tax rate.

Comparison of results of operations for the six months ended June 30, 2004 and 2003.

Earnings

Uwharrie Capital Corp reported net earnings of $604 thousand for the six-month period ended June 30, 2004, a 26.6% decrease compared to 2003 net earnings of $823 thousand for the same period. This is due primarily to an increase in expense for loan loss provision and a decline in mortgage activity when comparing the six-month periods.

Net Interest Income

Due to the current low interest rate cycle, economic pressures and competition, net margins have been declining over the past several months. Net earnings on average earning assets of $281.3 million were $5.3 million for the first six months of 2004, compared to net earnings of $4.9 million on average earning assets of $239.9 million for this period in 2003. This increase of $399 thousand was generated by increased balances in the loan portfolio and was negatively impacted by the pressures on margin.

The average yield on interest earning assets decreased by 76 basis points from 6.28% to 5.52% when comparing the yield at June 30 2004 to June 30, 2003; while the average rate paid on interest-bearing liabilities decreased by 46 basis points from 2.30% to 1.84% in the same period.

The net interest margin, on a tax equivalent basis, decreased from 4.31% in the first six months of 2003 to 3.93% in the current six-month period, reflecting a decline in margin of 38 basis points. Prior to 2003 the Company had experienced a relatively stable margin. In recent months, the economic and competitive pressures for loan and deposit pricing during this period of low rates has eroded the margin at most financial institutions.

Average interest-bearing deposits, as a percent of total interest-bearing liabilities, was 75.9% at June 30, 2004 compared to 72.5% at June 30, 2003. During this period average deposits increased by $35.7 million compared to an increase of $2.1 million in average other funding sources.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2004 and 2003.

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

	Average Level		Income/Expense		Rate/Yield
($ in thousands)	2004	2003	2004	2003	2004	2003
Interest-earning assets:
Loans (1)	$242,133	$204,831	$6,729	$6,397	5.59%	6.30%
Nontaxable loans (2)	4,118	5,300	98	143	7.39%	8.37%
Taxable securities	18,525	15,713	356	372	3.86%	4.77%
Nontaxable securities (2)	11,765	11,839	303	304	7.98%	7.97%
Other (3)	4,778	2,167	22	14.93%		1.30%

Total interest-earning assets	281,319	239,850	7,508	7,230	5.52%	6.28%

Interest-bearing liabilities:
Interest-bearing deposits	184,798	149,144	1,208	1,271	1.31%	1.72%
Short-term borrowings	13,654	14,269	69	92	1.02%	1.30%
Long-term borrowings	44,876	42,192	946	981	4.24%	4.69%

Total interest-bearing liabilities	243,328	205,605	2,223	2,344	1.84%	2.30%

Net interest spread	$37,991	$34,245	$5,285	$4,886	3.68%	3.98%

Net interest margin (2) (% of earning assets)					3.93%	4.31%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and due from banks, interest-earning.

Noninterest Income

As indicated in the above table the spread on margin has been decreasing; therefore, diversification of our earnings base is essential. This includes service charges on deposit accounts, fees and commissions earned from banking and brokerage services and income from mortgage activities.

Total noninterest income produced earnings of $2.2 million in the six-month period of 2004, compared to $2.6 million in the same period of 2003.

Service charges on deposit accounts and other service fees and commissions produced earnings of $1.3 million during the current period compared to $1.1 million in the prior period, an increase of $141 thousand or 12.3%.

Income from the generation and sale of mortgage loans declined from $1.2 million to $425 thousand, compared to the prior year, a decrease of $800 thousand. This can be attributed to an increase in long-term interest rates resulting in a reduction of re-financed and new mortgages.

Other noninterest income increased to $440 thousand in 2004 from $265 thousand during the six-month periods. This increase resulted from the receipt of a $171 thousand guaranteed payment from the government during the first quarter of 2004.

Noninterest Expense

Operating expenses of $6.3 million for the first six months of 2004 compared to $6.1 million in the prior year, reflects a modest increase of $118 thousand or 1.9%.

The main component of operating expense, salaries and benefits, increased by $67 thousand or 2.0%. Personnel cost increases are due primarily to additional staff to support the Company’s growth, normal salary adjustments, incentives and associated benefit costs. During the six months ended June 30, 2004, expense associated with employee incentives decreased due to lower earnings.

Occupancy costs increased by $27 thousand from $271 thousand to $298 thousand when comparing the two periods, an increase of 10.0%. This can be attributed to increased depreciation and utility costs on a new branch office located in Cabarrus County. Furniture and equipment costs remained relatively the same with expense of $313 in the current six-month period compared to $314 in the prior period.

Data processing costs increased from $391 thousand to $405 thousand when comparing the periods, reflecting an increase of $14 thousand or 3.6% due mainly to higher volume of accounts and transactions being processed. Part of this can be attributed to additional processing for a new subsidiary bank that opened in April of 2003.

All other operating expenses totaled $1.7 million in both years as reflected in the table below:

Other operating expenses

(in thousands)

	Six months ended June 30,
	2004	2003
Professional fees and services	$224	$182
Marketing and donations	191	191
Office supplies, printing and postage	207	243
Telephone and data lines	110	104
Electronic banking expenses	203	140
Software costs	160	128
Impairment of servicing assets	—	135
Other	662	623

Total	$1,757	$1,746

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2004 totaled $169 thousand compared to $270 thousand in 2003 and reflects an effective tax rate of 24.7% for the period ended June 30, 2003 compared to 21.9% for the six months ended June 30, 2004. Due to lower earnings in 2004, tax-free income makes up a higher percentage of overall earnings thus reducing the effective tax rate.

Provision for Loan Losses

The provision for loan losses was $401 thousand and $282 thousand during the six-month periods of 2004 and 2003, respectively. The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for probable charge-offs of non-collectible loans. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio; however, no assurance can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Net charge-offs for the six months ended June 30, 2004 totaled $182 thousand, reflecting a ratio to average loans of .08% compared to net charge-offs of $55 thousand or .03% in the prior period.

Nonperforming assets

Nonperforming assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets

(In thousands)

	June 30, 2004	December 31, 2003
Nonaccrual loans (1)	$1,177	$1,577
Restructured loans	—	—

Total nonperforming loans	1,177	1,577

Other real estate owned	272	108

Total nonperforming assets	$1,449	$1,685

Accruing loans past due 90 days or more	238	607
Allowance for loan losses	3,443	3,224
Allowance for loan losses to total loans	1.32%	1.34%
Allowance for loan losses to nonperforming loans	292.52%	204.44%

Nonperforming loans to total loans.	.45%	.65%
Nonperforming assets to total assets	.45%	.56%

(1)	At December 31, 2003 nonaccrual loans included one government guaranteed loan with a balance of $553 thousand. This outstanding nonaccrual balance was collected in January 2004.

Liquidity and Capital Resources

The objective of the Company’s liquidity management policy is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $25.2 million at June 30, 2004, established borrowing relationships with the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $61.8 million at June 30, 2004, compared to $58.9 million at December 31, 2003.

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

Part II - Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2004.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2004 Through April 30, 2004	8,624	$6.00	—	$449,112
May 1, 2004 Through May 31, 2004	—	—	—	$449,112
June 1, 2004 Through June 30, 2004	—	—	—	$449,112

Total	8,624	$6.00

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. The Company has in place a Stock Repurchase Plan. The Stock Repurchase Plan is not a publicly announced plan. The Company is under no obligation to purchase shares offered for sale; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On December 16, 2003 the Uwharrie Capital Corp Board’s Executive Committee mandated by resolution that the Company could repurchase up to $1,500,000 of its common stock during 2004 under a Stock Repurchase Plan that is contingent upon maintaining a well-capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed a quarterly allocation.

Item 4. Submission Of Matters To Vote Of Security Holders

The Company’s annual meeting of shareholders was held on Tuesday, May 4, 2004 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated March 24, 2004, (1) to elect six (6) directors of the Company to three (3) year terms, and (2) to ratify the appointment of the Company’s independent public accountants for 2004, were approved by the shareholders as listed below. There were no other matters submitted for vote of the shareholders at this meeting.

Proposal (1) To elect six (6) directors to three (3) year terms. Votes for each nominee were as follows:

Nominee	For	Withheld
Robert P. Barbee	4,821,515	38,593
Thomas M. Hearne, Jr.	4,784,967	75,141
Timothy J. Propst	4,828,743	31,365
Donald P. Scarborough.	4,824,990	35,118
John W. Shealy, Jr.	4,827,088	33,020
Hugh E. Wallace	4,822,126	37,982

The following twelve directors continue in office: Charles E. Allen, Cynthia H. Beane, Kyle H. Josey, B. Franklin Lee, Joyce H. Little, Cynthia L. Mynatt, James E. Nance, Emmett S. Patterson, Don M. Russell, Michael E. Snyder, Sr., Douglas L. Stafford and Emily M. Thomas.

Proposal (2) To ratify the appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2004.

For	4,795,619
Against	20,955
Abstain	43,534

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a)

31.2	Certification of Principal Finance Officer pursuant to Rule 13(a) – 14(a)

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

(b)	Reports on Form 8-K

None	filed during the quarter ended June 30, 2004

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: August 10, 2004	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 10, 2004	By:	/s/ Barbara S. Williams
Barbara S. Williams
EVP, Principal Accounting Officer