Form 10QSB
period 2004-09-30
UWHARRIE CAPITAL CORP
filed 2004-11-15
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 26, 2004
Common stock, par value $1.25 per share	6,883,202 shares outstanding

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

FORM 10-QSB

Part I - Financial Information

Item 1. Financial Statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2004 (unaudited)	December 31, 2003 (*)
ASSETS
Cash and due from banks	$11,426	$11,314
Interest-earning deposits with banks	4,114	2,577
Federal funds sold	9,000	—
Securities available for sale, at fair value:
U.S. Treasury	3,006	2,991
U.S. Government agencies	12,357	10,742
State and political subdivisions	14,266	13,944
Other securities	2,746	2,233

Total securities	32,375	29,910

Loans (Note 4)	263,417	240,816
Less: Allowance for loan losses	3,762	3,224

Loans, net	259,655	237,592

Premises and equipment, net	8,303	8,459
Interest receivable	1,372	1,156
Other assets	9,473	9,521

Total assets	$335,718	$300,529

LIABILITIES
Deposits:
Demand, noninterest-bearing	$36,963	$34,687
Interest checking and money market accounts	83,563	60,041
Savings deposits	41,551	41,446
Time deposits, $100,000 and over	34,326	32,296
Other time deposits	51,756	44,093

Total deposits	248,159	212,563

Short-term debt	15,617	12,814
Long-term debt	42,581	46,110
Interest payable	297	282
Other liabilities	1,018	908

Total liabilities	307,672	272,677

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; Shares issued and outstanding 6,888,569 and 6,977,384 shares, respectively	8,611	8,722
Additional paid-in capital	11,165	11,735
Unearned ESOP compensation	(1,012)	(1,012)
Undivided profits	8,293	7,464
Accumulated other comprehensive income	989	943

Total shareholders’ equity	28,046	27,852

Total liabilities and shareholders’ equity	$335,718	$300,529

(*)	Derived from audited consolidated financial statements.

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest on loans	$3,752	$3,371	$10,579	$9,911
Interest on securities:
U.S. Treasury	24	10	77	31
U.S. Government agencies	116	67	320	309
State and political subdivisions	183	184	546	548
Other securities	21	17	60	66
Interest on federal funds sold	23	3	34	4
Other interest income	10	4	21	17

Total interest income	4,129	3,656	11,637	10,886

INTEREST EXPENSE:
Interest on deposits	699	622	1,907	1,893
Interest on short-term debt	47	21	116	113
Interest on long-term debt	464	491	1,410	1,472

Total interest expense	1,210	1,134	3,433	3,478

NET INTEREST INCOME	2,919	2,522	8,204	7,408

Provision for loan losses	325	124	726	406

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,594	2,398	7,478	7,002

NONINTEREST INCOME:
Service charges on deposit accounts	383	341	1,067	1,007
Other service fees and commissions	322	276	927	758
Gain on sale of securities	—	—	2	—
Income from mortgage loan sales	218	629	643	1,854
Other income	145	70	585	335

Total noninterest income	1,068	1,316	3,224	3,954

NONINTEREST EXPENSE:
Salaries, wages and employee benefits	1,771	1,761	5,265	5,188
Net occupancy expense	182	140	480	411
Equipment expense	166	167	479	481
Data processing	201	202	606	593
Other operating expenses	1,045	944	2,802	2,690

Total noninterest expense	3,365	3,214	9,632	9,363

INCOME BEFORE INCOME TAXES	297	500	1,070	1,593

Provision for income taxes	72	114	241	384

NET INCOME	$225	$386	$829	$1,209

Net Income Per Common Share:
Basic	$.03	$.05	$.12	$.17
Assuming dilution	$.03	$.05	$.12	$.17
Weighted Average Shares Outstanding:
Basic	6,940,760	7,023,575	6,950,017	6,928,024
Effect of dilutive stock options	161,832	129,545	152,762	129,069

Assuming dilution	7,102,592	7,153,120	7,102,779	7,057,093

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share data)

						Accumulated Other Comprehensive
			Additional Paid-in	Unearned ESOP
	Common Stock				Undivided Profits
	Shares	Amount	Capital	Compensation		Income	Total
Balance, December 31, 2003	6,977,384	$8,722	$11,735	$(1,012)	$7,464	$943	$27,852

Comprehensive income:
Net income	—	—	—	—	829	—	829
Net increase in fair value of securities available for sale	—	—	—	—	—	46	46

Total comprehensive income							875

Common stock issued pursuant to:
Stock options exercised	114,484	143	397	—	—	—	540

Repurchase of common stock	(203,299)	(254)	(971)	—	—	—	(1,225)

Excess of Fair Value over Cost to release ESOP shares	—		4	—	—	—	4

Balance, September 30, 2004	6,888,569	$8,611	$11,165	$(1,012)	$8,293	$989	$28,046

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
OPERATING ACTIVITIES
Net income	$829	$1,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	455	412
Amortization of security premiums (discounts), net	61	112
Provision for loan losses	726	406
Gain on sale of securities	(2)	—
Gain on mortgage loan sales	(643)	(1,854)
Gain on sale of premises and equipment	(16)	—
Loss on sales of other real estate	—	28
Proceeds from sales of loans held for sale	31,614	81,045
Origination of loans held for sale	(30,370)	(79,191)
Increase in cash surrender value of life insurance	(154)	(132)
Release of ESOP shares	4	—
Net change in interest receivable	(216)	(18)
Net change in other assets	194	(543)
Net change in interest payable	15	9
Net change in other liabilities her liabilities	110	70

Net Cash Provided by Operating Activities	2,607	1,553

INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits with banks	(1,537)	320
Net increase in federal funds sold	(9,000)	—
Proceeds from maturities of and payments on securities available for sale	2,874	5,009
Purchase of securities available for sale	(5,322)	(1,555)
Net increase in loans	(23,576)	(38,325)
Purchase of premises and equipment	(688)	(1,992)
Proceeds from sale of premises and equipment	404	—
Investment in life insurance	—	(401)
Proceeds from sales of other real estate	165	650

Net Cash Used By Investing Activities	(36,680)	(36,294)

FINANCING ACTIVITIES
Net increase in deposit accounts	35,596	31,625
Net increase (decrease) in other short-term borrowed funds	2,803	(5,944)
Net increase (decrease) in long-term borrowed funds	(3,529)	6,471
Repurchases of common stock	(1,225)	(535)
Proceeds from issuance of common stock	540	1,990

Net Cash Provided By Financing Activities	34,185	33,607

Increase in Cash and Due from Banks	112	(1,134)
Cash and Due from Banks at Beginning of Year	11,314	11,075

Cash and Due from Banks at End of Period	$11,426	$9,941

See accompanying notes.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”)and its subsidiaries: Bank of Stanly (“Stanly”), Anson Bank & Trust Co. (“Anson”), Cabarrus Bank & Trust Company (“Cabarrus”), Strategic Investment Advisors, Inc., (“SIA”), Uwharrie Statutory Trust 1 (“UST”) and Uwharrie Mortgage, Inc. (“UMI”). Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

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

The components of comprehensive income and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2004	2003	2004	2003
Net income:	$225	$386	$829	$1,209

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on Available for sale securities	869	(412)	76	(200)
Related tax effect	335	(161)	30	(47)

Total other comprehensive income (loss)	534	(251)	46	(153)

Comprehensive income	$759	$135	$875	$1,056

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

On September 16, 2003, the Company’s Board of Directors declared a 3% stock dividend payable on November 20, 2003 to shareholders of record on November 3, 2003. On October 20, 2004, the Company’s Board of Directors declared a 3% stock dividend payable on December 3, 2004 to shareholders of record on November 19, 2004. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to these stock dividends.

Note 4 – Loans

Loans outstanding at period end:

(in thousands)

	September 30, 2004	December 31, 2003
Real estate loans	$212,246	$183,706
Commercial and industrial	35,545	38,517
Loans to individuals for household, family and other Consumer expenditures	13,390	12,741
Loans held for sale	2,146	5,665
All other loans	90	187

Total	$263,417	$240,816

Analysis of the allowance for loan losses:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$3,443	$2,982	$3,224	$2,755

Provision charged to operations	325	124	726	406

Charge-offs	(10)	(24)	(218)	(91)
Recoveries	4	8	30	20

Net charge-offs	(6)	(16)	(188)	(71)

Balance at end of period	$3,762	$3,090	$3,762	$3,090

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$225	$386	$829	$1,209
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(18)	(22)	(55)	(97)

Proforma	$207	$364	$774	$1,112

Basic net income per share:
As reported	$.03	$.05	$.12	$.17
Proforma	$.03	$.05	$.11	$.16

Diluted net income per share:
As reported	$.03	$.05	$.12	$.17
Proforma	$.03	$.05	$.11	$.16

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2004, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Schedule of Commitments, As of September 30, 2004

Commitments to extend credit	$47,940
Credit card commitments	6,837
Standby letters of credit	521

Total commitments	$55,298

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

Overview of Operating Results

Uwharrie Capital Corp reported net earnings of $225 thousand for the three-month period ended September 30, 2004, a 41.7% decrease compared to 2003 net earnings of $386 thousand for the same period. This is due primarily to an increase in expense for loan loss provision and a decline in mortgage activity.

Net interest margin produced income of $2.9 million in the third quarter of 2004 compared to $2.5 million for the same period in the prior year. This increase of $397 thousand or 15.7% was generated by increased balances in the loan portfolio and was negatively impacted by pressures on margin.

Total noninterest income produced earnings of $1.1 million compared to $1.3 million for the same prior year period, a decrease of $248 thousand or 18.8% due to a decline in mortgage loans being refinanced.

Operating expenses, totaling approximately $3.4 million compared to $3.2 million in this three-month period of the prior year, reflected an increase of $151 thousand or 4.7%. The main component of operating expense, salaries and benefits, increased by $10 thousand when comparing these periods. All other expenses, including occupancy, equipment, data processing and other operating costs increased by $141 thousand or 9.7% during this period.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003.

As of September 30, 2004 total assets were $335.7 million, compared to $300.5 million at December 31, 2003, an increase of $35.2 million or 11.7%. This growth can be attributed in part to our presence in a high growth market where our newest subsidiary bank is located.

Loan growth in the nine months ended September 30, 2004, net of repayments and sales, totaled $22.6 million or 9.4%. During this same period deposits grew from $212.6 million to $248.2 million, an increase of $35.6 million or 16.7%. Included in deposits at September 30, 2004 were approximately $8 million in escrow funds that are expected to withdraw in October. All of these temporary deposit dollars are offset in federal funds sold as of quarter end. Borrowed funds decreased by $726 thousand during the nine-month period and asset growth was funded mainly by the increase in deposits.

Premises and equipment, consisting of land, buildings, furniture and equipment, decreased by $156 thousand when comparing this nine-month period to year-end 2003. Building renovation and furniture and equipment purchases were offset by the sale of a parcel of property in Stanly County that reflected a book value of $389 thousand and produced a net gain on the sale of $15 thousand.

Shareholders’ equity was $28.0 million at September 30, 2004 and $27.9 million at December 31, 2003, an increase of $194 thousand. During this period the Company retained earnings of $829 thousand, issued stock pursuant to the exercise of stock options that provided equity of $540 thousand and repurchased 203,299 common shares that reduced equity by $1.2 million. Net market value of securities available for sale increased by $46 thousand.

At September 30, 2004, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of results of operations for the three months ended September 30, 2004 and 2003.

Earnings

Uwharrie Capital Corp reported net earnings of $225 thousand for the three-month period ended September 30, 2004, a 41.7% decrease compared to 2003 net earnings of $386 thousand for the same period. This is due primarily to an increase in expense for loan loss provision, a decline in mortgage activity and increase in operating costs when comparing the two periods.

Net Interest Income

Income from this source of revenue was $2.9 million in the third quarter of 2004 compared to $2.5 million for the same prior year period. This increase of $397 thousand or 15.7% was generated by increased balances in the loan portfolio and was negatively impacted by the pressures on margin. Peer information indicates other financial institutions are also experiencing tighter margins.

Provision for Loan Losses

The loan portfolio is analyzed on an ongoing basis in an effort to identify potential problems. An allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for probable charge-offs of non-collectible loans.

A struggling economy has been a contributor to the challenges we have faced as an industry, and it has affected many of our customers’ financial situations. During the past few years, job losses in furniture, textile, fiber optic and other manufacturing industries have impacted our communities. Some of the highest unemployment rates in our state have been experienced in the communities we serve. As a result, we have experienced an unusually high number of our local businesses that are significantly challenged in this economic environment. We remain committed to work with these businesses to help save existing jobs and sustain the local economy.

Facing the realities of this period of economic uncertainty, management feels it is prudent to increase the allowance for loan losses. The provision for loan loss was $325 thousand for the three months ended September 30, 2004, which increased the allowance from $3.4 million to $3.8 million, after net charge-offs of $6 thousand during the three month period. This compares to $124 thousand in loan loss provision expensed during the same period last year.

Noninterest Income

As interest margin narrows, the diversification of our earnings base continues to be important to long-term success. Total noninterest income produced earnings of $1.1 million compared to $1.3 million for the same prior year period, a decrease of $248 thousand or 18.8% due to a decline in mortgage loans being refinanced.

Service charges on deposit accounts and other service fees and commissions produced earnings of $705 thousand in the current three-month period compared to $617 thousand in the prior period, an increase of $88 thousand or 14.3%.

Income from the generation and sale of mortgage loans decreased from $629 thousand to $218 thousand, compared to the prior year. This can be attributed to an increase in long-term interest rates resulting in a reduction of re-financed mortgages. The mortgage department is seeking to expand its operations in our newest market in Cabarrus County, a high growth area, to increase future mortgage production as well as working with local realtors to develop business.

Other noninterest income improved from $70 thousand during the third quarter of 2003 to $145 thousand for the third quarter of 2004, an increase of $75 thousand. This includes gain on sale of assets of $22 thousand when comparing these periods.

Noninterest Expense

Operating expenses, totaling approximately $3.4 million in the third quarter of 2004, increased by $151 thousand or 4.7%. The main component of operating expense, salaries and benefits increased by $10 thousand when comparing these periods. The other categories of noninterest expense increased by $141 thousand. This included occupancy expense, which increased by $42 thousand, equipment expense decreased by $1 thousand and data processing, which was down by $1 thousand. Other operating expenses increased by $101 thousand, reflected in the table below.

Other operating expenses

(in thousands)

	Three months ended September 30,
	2004	2003
Professional fees and services	92	114
Marketing and donations	164	97
Office supplies, printing and postage	128	115
Telephone and data lines	50	54
Electronic banking expenses	121	85
Software costs	73	75
Impairment of servicing assets	—	65
Loan collection costs	64	27
Other	353	312

Total	1,045	944

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated in the third quarter of 2004 totaled $72 thousand compared to $114 thousand in 2003 and reflects an effective tax rate of 22.8% for the period ended September 30, 2003 compared to 24.2% for the three months ended September 30, 2004.

Comparison of results of operations for the nine months ended September 30, 2004 and 2003.

Earnings

Uwharrie Capital Corp reported net earnings of $829 thousand for the nine-month period ended September 30, 2004, a 31.4% decrease compared to 2003 net earnings of $1.2 million for the same period. This is due primarily to an increase in expense for loan loss provision and a decline in mortgage activity when comparing the nine-month periods.

Net Interest Income

The Company’s primary source of income, net interest margin, is the difference between interest income on earning assets and interest expense on deposits and borrowings. Due to the current low interest rate cycle, economic pressures and competition, net margins have been declining over the past several months. Net earnings on average earning assets of $289.6 million were $8.2 million for the first nine months of 2004, compared to net earnings of $7.4 million on average earning assets of $245.8 million for this period in 2003. This increase of $796 thousand was generated by increased balances in the loan portfolio and was negatively impacted by the pressures on margin.

The average yield on interest earning assets decreased by 59 basis points from 6.11% to 5.52% when comparing the yield for the nine months ended September 30 2004 to September 30, 2003; while the average rate paid on interest-bearing liabilities decreased by 38 basis points from 2.21% to 1.83% in the same period.

The net interest margin, on a tax equivalent basis, decreased from 4.22% in the first nine months of 2003 to 3.93% in the current nine-month period, reflecting a decline in margin of 29 basis points. Prior to 2003 the Company had experienced a relatively stable margin. In recent months, the economic and competitive pressures for loan and deposit pricing during this period of low rates has eroded the margin at most financial institutions.

Average interest-bearing deposits, as a percent of total interest-bearing liabilities, was 76.9% at September 30, 2004 compared to 73.7% at September 30, 2003. During this period average deposits increased by $37.9 million compared to an increase of $2.7 million in average other funding sources.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2004 and 2003.

Average Balance Sheet and Net Interest Income Analysis

For the Nine months Ended September 30,

($ in thousands)	Average Level		Income/Expense		Rate/Yield
	2004	2003	2004	2003	2004	2003
Interest-earning assets:
Loans (1)	$248,459	$211,543	$10,428	$9,713	5.61%	6.14%
Nontaxable loans (2)	4,124	4,970	151	198	7.52%	8.21%
Taxable securities	19,032	15,008	546	499	3.83%	4.44%
Nontaxable securities (2)	11,809	11,756	457	455	7.95%	7.96%
Other (3)	6,172	2,490	55	21	1.19%	1.13%

Total interest-earning assets	289,596	245,767	11,637	10,886	5.52%	6.11%

Interest-bearing liabilities:
Interest-bearing deposits	192,620	154,746	1,907	1,893	1.32%	1.64%
Short-term borrowings	13,837	11,722	116	113	1.12%	1.29%
Long-term borrowings	44,105	43,471	1,410	1,472	4.27%	4.53%

Total interest-bearing liabilities	250,562	209,939	3,433	3,478	1.83%	2.21%

Net interest spread	$39,034	$35,828	$8,204	$7,408	3.69%	3.90%

Net interest margin (2) (% of earning assets)					3.93%	4.22%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and due from banks, interest-earning.

Provision for Loan Losses

The provision for loan loss was $726 thousand for the nine months ended September 30, 2004, compared to $406 thousand for the same period last year. The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, increased from $3.2 million at year-end 2003 to $3.8 million at September 30, 2004, an overall increase of $538 thousand in this nine-month period, after net charge-offs.

The loan portfolio is analyzed on an ongoing basis in an effort to identify potential loan problems and the allowance for loan losses is maintained at a level sufficient to provide for probable charge-offs of non-collectible loans. In addition, a struggling local economy affecting some of the local business in our markets has prompted management to increase the allowance.

Net charge-offs for the nine months ended September 30, 2004 totaled $188 thousand, reflecting a ratio to average loans of .07% compared to net charge-offs of $71 thousand or .03% in the prior period.

Noninterest Income

As indicated in the above table the spread on margin has been decreasing; therefore, diversification of our earnings base is essential. This includes service charges on deposit accounts, fees and commissions earned from banking and brokerage services and income from mortgage activities.

Total noninterest income produced earnings of $3.2 million in the nine-month period of 2004, compared to $4.0 million in the same period of 2003, decreasing as a result of a decline in income from sale of mortgages.

Service charges on deposit accounts and other service fees and commissions produced earnings of $2.0 million during the current period compared to $1.8 million in the prior period, an increase of $229 thousand or 13.0%.

Income from the generation and sale of mortgage loans declined from $1.9 million to $643 thousand, compared to the prior year, a decrease of $1.2 million, which has a significant effect on earnings. This can be attributed to an increase in long-term interest rates resulting in a reduction of re-financed and new mortgages.

Other noninterest income increased to $585 thousand in 2004 from $335 thousand during the nine-month periods, an increase of $250 thousand. This increase resulted primarily from the receipt of a $171 thousand guaranteed payment from the government during the first quarter of 2004.

Noninterest Expense

Operating expenses of $9.6 million for the first nine months of 2004 compared to $9.4 million in the prior year, reflects a moderate increase of $269 thousand or 2.9%.

The main component of operating expense, salaries and benefits, increased by $77 thousand or 1.5%. Personnel cost increases are due primarily to additional staff to support the Company’s growth, normal salary adjustments, incentives and associated benefit costs. During the nine months ended September 30, 2004, expense associated with employee incentives decreased due to lower earnings.

Occupancy costs increased by $69 thousand from $411 thousand to $480 thousand when comparing the two periods, an increase of 16.8%. This can be attributed to increased depreciation and utility costs on a new branch office located in Cabarrus County. Furniture and equipment costs remained relatively the same with expense of $479 thousand in the current nine-month period compared to $481 thousand in the prior period.

Data processing costs increased from $593 thousand to $606 thousand when comparing the periods, reflecting an increase of $13 thousand or 2.2% due mainly to higher volume of accounts and transactions being processed. Part of this can be attributed to additional processing for a new subsidiary bank that opened in April of 2003.

All other operating expenses totaled $2.8 million in the current period compared to $2.7 million in the prior year, as reflected in the table below:

Other operating expenses

(in thousands)

	Nine months ended September 30,
	2004	2003
Professional fees and services	$316	$296
Marketing and donations	329	288
Office supplies, printing and postage	335	359
Telephone and data lines	159	159
Electronic banking expenses	324	226
Software costs	233	203
Impairment of servicing assets	—	200
Loan collection costs	157	70
Other	949	889

Total	$2,802	$2,690

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2004 totaled $241 thousand compared to $384 thousand in 2003 and reflects an effective tax rate of 24.1% for the period ended September 30, 2003 compared to 22.5% for the nine months ended September 30, 2004. Due to lower earnings in 2004, tax-free income makes up a higher percentage of overall earnings thus reducing the effective tax rate.

Nonperforming assets

Nonperforming assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets

(In thousands)

	September 30, 2004	December 31, 2003
Nonaccrual loans (1)	$3,145	$1,577
Restructured loans	—	—

Total nonperforming loans	3,145	1,577

Other real estate owned	131	108

Total nonperforming assets	$3,276	$1,685

Accruing loans past due 90 days or more	1,073	607
Allowance for loan losses	3,762	3,224
Allowance for loan losses to total loans	1.43%	1.34%
Allowance for loan losses to nonperforming loans	119.62%	204.44%

Nonperforming loans to total loans.	1.19%	.65%
Nonperforming assets to total assets	.98%	.56%

(1)	At December 31, 2003 nonaccrual loans included one government guaranteed loan with a balance of $553 thousand. This outstanding nonaccrual balance was collected in January 2004.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $25.2 million at September 30, 2004, established borrowing relationships with the Federal Home Loan Bank, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $58.2 million at September 30, 2004, compared to $58.9 million at December 31, 2003.

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

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2004.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2004 Through July 31, 2004	3,486	$6.20	—	$427,499
August 1, 2004 Through August 31, 2004	5,220	$6.20	—	$395,135
September 1, 2004 Through September 30, 2004	19,445	$6.20	—	$274,576
Total	28,151	$6.20

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. The Company has in place a Stock Repurchase Plan. The Stock Repurchase Plan is not a publicly announced plan. The Company is under no obligation to purchase shares offered for sale; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On December 16, 2003 the Uwharrie Capital Corp Board’s Executive Committee mandated by resolution that the Company could repurchase up to $1,500,000 of its common stock during 2004 under a Stock Repurchase Plan that is contingent upon maintaining a well-capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed a quarterly allocation.

Item 4. Submission Of Matters To Vote Of Security Holders

None during the quarter ended September 30, 2004

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a)

31.2	Certification of Principal Finance Officer pursuant to Rule 13(a) – 14(a)

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 10, 2004	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ Barbara S. Williams
Barbara S. Williams
EVP, Principal Accounting Officer