Form 10KSB
period 2004-12-31
UWHARRIE CAPITAL CORP
filed 2005-03-28
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $1.25 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The Registrant’s revenues for the year ended December 31, 2004 were $20,176,447

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 8, 2005 based on the sale price of the common stock in recent transactions was $43,574,511. Shares of common stock held by each executive officer and director have been excluded in that such persons are deemed to be affiliates.

As of March 8, 2005 the Registrant had 7,028,147 shares of common stock outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s 2004 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement dated March 28, 2005 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 and (ii) the Registrant’s Proxy Statement dated March 28, 2005 for the Annual Meeting of Shareholders to be held May 10, 2005 filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key
AR	Annual Report to Shareholders for the fiscal year ended December 31, 2004

Proxy	Proxy Statement dated March 28, 2005 for Annual Meeting of Shareholders to be held May 10, 2005.

10-KSB	10-KSB for the fiscal year ended December 31, 2004.

PART I

Item 1. Description of Business

Uwharrie Capital Corp (the “Company”) is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (“Stanly”), a North Carolina commercial bank chartered on September 28, 1983 and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc. (“Gateway”), a mortgage brokerage company acquired in August 2000. The Company also owns three non-bank subsidiaries, Strategic Investment Advisors, Inc. formed in 1999, Uwharrie Statutory Trust 1 formed in 2002 and Uwharrie Mortgage, Inc. formed in 2004.

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

At December 31, 2004 the Company and related subsidiaries had 110 full-time and 37 part-time employees.

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

The Company has three non-bank subsidiaries. Strategic Investment Advisors Inc., which is registered as an investment advisor with the State of North Carolina, began operations on April 1, 1999 and provides portfolio management services to customers in the Uwharrie Lakes Region. In September 2002, the Company established a business trust subsidiary, Uwharrie Statutory Trust 1, in order to issue capital securities through a pooled trust preferred issue. In April 2004, the Company established Uwharrie Mortgage, Inc., a subsidiary to serve in the capacity of trustee and substitute trustee under deeds of trust.

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

Exposure to Local Economic Conditions

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

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Company has not elected to become a financial holding company.

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

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of strength for their depository institution subsidiaries, and if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

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

In addition, in September 1996 the agencies adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that the Company maintains depository institutions as separate subsidiaries.

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

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. This priority would also apply to guarantees of capital plans under FDICIA.

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

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to a maximum of $100,000 per depositor. The deposits of Stanly and Cabarrus are insured through the Bank Insurance Fund (“BIF”) and Anson’s deposits are insured by the Savings Association Insurance Fund (“SAIF”) both of which are administered by the FDIC. Each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.81% and 12.07% respectively. As of December 31, 2004, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 15.54 and 16.79% respectively. As of December 31, 2004, Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 12.79% and 14.05% respectively.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. This act has not had a material impact on our operations.

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

Item 2. Description of Property

The Company’s executive office is located at 132 North First Street, Albemarle, North Carolina. The Company leases the facility at 130-132 North First Street in Albemarle, part of which is sub-leased to a local non-profit organization and to the Bank of Stanly’s (“Stanly”) subsidiary, Strategic Alliance. The Company owns a building at 134 North First Street which houses Company offices and meeting rooms that is adjacent to the leased facility.

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

Cabarrus Bank and Trust owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 S. Main Street, Mt. Pleasant, North Carolina and also owns some property adjacent to the Mt. Pleasant banking office located at 1480 S. Main Street. Cabarrus leases a suite at 700 N. Church Street in Concord, North Carolina where it previously provided banking services and currently serves as an administrative office.

Anson Bank and Trust owns its banking facility located at 211 S. Greene Street, Wadesboro, North Carolina. Anson also owns an ATM site at 426 E. Caswell Street.

Item 3. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Shareholders Matters and Issuer Purchases of Equity Securities

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 on Page 4.

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-B.

(c) The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2004.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2004 Through October 31, 2004	10,329	$6.30	—	$209,503
November 1, 2004 Through November 30, 2004	5,021	$6.30	—	$177,871
December 1, 2004 Through December 31, 2004	27,009	$6.30	—	$7,714

Total	42,359	$6.30	—

(1)	The common stock of the Company is not actively traded and there is no established trading market for the stock. The Company has in place a Stock Repurchase Plan. The Stock Repurchase Plan is not a publicly announced plan. The Company is under no obligation to purchase shares offered for sale; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On December 16, 2003 the Uwharrie Capital Corp Board’s Executive Committee mandated by resolution that the Company could repurchase up to $1,500,000 of its common stock during 2004 under a Stock Repurchase Plan that is contingent upon maintaining a well-capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed a quarterly allocation.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 on Page 36.

Item 7. Financial Statements

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 on Page 6.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a. Controls and Procedures

As of the end of the period covered by this report, the Company’s management completed an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Finance Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the fourth quarter, there was no change in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8b. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of Exchange Act.

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2005 on Pages 5 - 11.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 10. Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2005 on Pages 11 - 15.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2005 on Pages 3-5.

The following table sets forth equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for Future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	662,050	$4.62	293,372
Equity compensation plans not approved by security holders	NA	NA	NA

Total	662,050	$4.62	293,372

A description of the Company’s equity compensation plans is presented in Note 15 to the accompanying consolidated financial statements.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2005 on Pages 8 and 15.

Item 13. Exhibits

(a) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3 (a)	Registrant’s Articles of Incorporation *

3 (b)	Registrant’s By-laws *

4	Form of stock certificate*

10 (a)	Incentive Stock Option Plan, as amended *

10 (b)	Employee Stock Ownership Plan and Trust **

13	2004 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Registrant’s definitive proxy statement dated March 28, 2005 ***

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882)
* *	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
* * *	Filed with the Commission pursuant to Rule 14a-6 (b).

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2005 on Page 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 15, 2005	By:	/s/ Roger L. Dick .
Roger L. Dick, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 15, 2005
Roger L. Dick
President & CEO

/s/ Barbara S. Williams	March 15, 2005
Barbara S. Williams,
EVP, Principal Accounting Officer

/s/ Charles E. Allen	March 24, 2005
Charles E. Allen, Director

/s/ Robert P. Barbee	March 15, 2005
Robert P. Barbee, Director

/s/ Cynthia H. Beane	March 15, 2005
Cynthia H. Beane, Director

/s/ Thomas M. Hearne, Jr.	March 15, 2005
Thomas M. Hearne, Jr., Director

/s/ Kyle H. Joesy	March 24, 2005
Kyle H. Josey, Director

B. Franklin Lee, Director

/s/ Joyce H. Little	March 15, 2005
Joyce H. Little, Director

/s/ James E. Nance	March 15, 2005
James E. Nance, Director

/s/ Emmett S. Patterson	March 15, 2005
Emmett S. Patterson, Director

/s/ Timothy J. Propst	March 15, 2005
Timothy J. Propst, Director

Susan J. Rourke, Director

/s/ Donald P. Scarborough	March 15, 2005
Donald P. Scarborough, Director

/s/ John W. Shealy, Jr.	March 15, 2005
John W. Shealy, Jr., Director

/s/ Michael E. Snyder, Sr.	March 22, 2005
Michael E. Snyder, Sr., Director

Douglas L. Stafford, Director

/s/ Emily M. Thomas	March 15, 2005
Emily M. Thomas, Director

/s/ Hugh E. Wallace	March 15, 2005
Hugh E. Wallace, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description
13	2004 Annual Report to Shareholders

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002