Form 10-Q
period 2005-03-31
UWHARRIE CAPITAL CORP
filed 2005-05-11
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-22062

UWHARRIE CAPITAL CORP

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1814206
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

132 North First Street, Albemarle, North Carolina	28001
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone number, including area code: (704) 983-6181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of May 5, 2005; 7,026,014

This report contains 23 pages.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	March 31, 2005 (Unaudited)	December 31, 2004*
ASSETS
Cash and due from banks	$11,059,663	$11,449,899
Interest-earning deposits with banks	2,597,548	4,024,870
Federal funds sold	800,000	4,100,000
Securities available for sale, at fair value	27,703,856	28,523,869
Loans	265,857,163	263,738,272
Less allowance for loan losses	4,988,414	4,982,891

Net Loans	260,868,749	258,755,381

Premises and equipment, net	8,298,269	8,317,497
Interest receivable	1,433,407	1,273,777
Federal Home Loan Bank stock	2,289,324	2,385,300
Bank owned life insurance	4,798,477	4,758,727
Goodwill	987,436	987,436
Other assets	5,276,523	4,685,239

Total Assets	$326,113,252	$329,261,995

LIABILITIES
Deposits:
Demand noninterest-bearing	$43,102,872	$36,866,146
Interest checking and money market accounts	68,978,944	80,393,133
Savings deposits	39,397,423	39,852,601
Time deposits, $100,000 and over	39,358,123	36,966,834
Other time deposits	56,488,292	52,860,046

Total Deposits	247,325,654	246,938,760

Short-term borrowed funds	11,680,123	14,693,424
Long-term debt	38,701,435	39,103,025
Interest payable	332,395	301,930
Other liabilities	1,134,440	1,069,057

Total liabilities	299,174,047	302,106,196

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; Shares issued and outstanding 7,024,014 and 7,057,755 shares, respectively	8,780,017	8,822,194
Additional paid-in capital	11,844,998	12,043,348
Unearned ESOP compensation	(964,935)	(964,935)
Undivided profits	6,808,976	6,469,142
Accumulated other comprehensive income	470,149	786,050

Total shareholders’ equity	26,939,205	27,155,799

Total liabilities and shareholders’ equity	$326,113,252	$329,261,995

(*)	Derived from audited consolidated financial statements.

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Loans, including fees	$4,017,110	$3,347,254
Investment securities
US Treasury	24,242	24,371
US Government agencies and corporations	126,432	96,785
State and political subdivisions	159,723	180,910
Other	35,157	18,861
Interest-earning deposits with banks and federal funds sold	45,322	16,276

Total Interest income	4,407,986	3,684,457

INTEREST EXPENSE
Time deposits, $100,000 and over	239,032	192,382
Other interest-bearing deposits	601,227	412,967
Short-term borrowed funds	84,846	18,740
Long-term debt	434,182	490,423

Total interest expense	1,359,287	1,114,512

Net interest income	3,048,699	2,569,945

Provision for loan losses	215,000	149,000

Net interest income after provision for loan losses	2,833,699	2,420,945

Non-interest income
Service charges on deposit accounts	361,516	328,714
Other service fees and commissions	426,123	327,493
Gain on sale of securities	3,960	—
Income from mortgage loan sales	177,849	294,343
Other income	78,012	305,137

Total non-interest income	1,047,460	1,255,687

Non-interest expenses
Salaries and employee benefits	1,925,996	1,787,052
Net occupancy expense	153,695	149,916
Equipment expense	166,274	155,402
Data processing costs	205,187	205,860
Other noninterest expense	973,823	846,087

Total non-interest expenses	3,424,975	3,144,317

Income before taxes	456,184	532,315
Income taxes	116,350	122,230

Net income	$339,834	$410,085

Net income per common share
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

Weighted average shares outstanding
Basic	6,871,468	6,968,421
Diluted	7,055,479	7,118,173

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2004	7,057,755	$8,822,194	$12,043,348	$(964,935)	$6,469,142	$786,050	$27,155,799
Comprehensive Income
Net income	—	—	—	—	339,834	—	339,834
Net decrease in fair value of securities available for sale	—	—	—	—	—	(315,901)	(315,901)

Total Comprehensive Income							23,933

Common stock issued pursuant to:
Stock options exercised	23,171	28,963	83,364	—	—	—	112,327
Repurchase of common stock	(56,912)	(71,140)	(281,714)	—	—	—	(352,854)

Balance, March 31, 2005	7,024,014	$8,780,017	$11,844,998	$(964,935)	$6,808,976	$470,149	$26,939,205

The accompanying notes are an integral part

of the consolidated financial statements.

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$339,834	$410,085
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	160,430	151,612
Net amortization of security premiums/discounts	6,270	19,868
Provision for loan losses	215,000	149,000
Net realized gain on available for sale securities	(3,960)	—
Income from mortgage loan sales	(177,849)	(294,343)
Proceeds from sales of loans held for sale	11,301,032	12,932,833
Origination of loans held for sale	(12,297,137)	(6,973,490)
Gain on sales of premises, equipment and other assets	(158)	—
Increase in cash surrender value of life insurance	(39,750)	(59,101)
Release of ESOP shares	—	4,478
Net change in interest receivable	(159,630)	(773)
Net change in other assets	(92,026)	(359,045)
Net change in interest payable	30,465	11,104
Net change in other liabilities	65,384	190,547

Net cash provided (used) by operating activities	(652,095)	6,182,775

Cash flows from investing activities
Net increase in interest-earning deposits with banks	1,427,321	375,640
Net (increase) decrease in federal funds sold	3,300,000	(4,850,000)
Proceeds from sales, maturities and calls of securities available for sale	303,592	1,096,813
Purchase of securities available for sale	—	(242,600)
Net increase in loans	(1,359,486)	(7,180,281)
Proceeds from sales of premises, equipment and other assets	650	—
Purchase of premises and equipment	(141,694)	(211,414)
Proceeds from sales of other real estate	—	23,542

Net cash provided (used) in investing activities	3,530,383	(10,988,300)

Cash flows from financing activities
Net increase in deposit accounts	386,894	9,966,598
Net decrease in short-term borrowed funds	(3,013,301)	(4,287,851)
Net decrease in long-term borrowed funds	(401,590)	(1,526,409)
Repurchases of common stock	(352,854)	(999,144)
Net proceeds from issuance of common stock	112,327	514,879

Net cash provided (used) by financing activities	(3,268,524)	3,668,073

Decrease in cash and cash equivalents	(390,236)	(1,137,452)

Cash and cash equivalents, beginning of period	11,449,899	11,313,931

Cash and cash equivalents, end of period	$11,059,663	$10,176,479

The accompanying notes are an integral part of the consolidated financial statements

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”), its subsidiaries, Bank of Stanly (“Stanly”), Anson Bank & Trust Co. (“Anson”), Cabarrus Bank & Trust Company (“Cabarrus”), Strategic Investment Advisors, Inc., (“SIA”), and Uwharrie Mortgage Inc. Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

The components of comprehensive income and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2005	2004
Net Income	$340	$410

Other comprehensive income (loss)
Unrealized holding gains (losses) on Available for sale securities	(510)	256
Related tax effect	196	99
Reclassification of gains recognized in net income	(4)	—
Related tax effect	2	—

Total other comprehensive income (loss)	(316)	157

Comprehensive income	$24	$567

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

Note 4 – Loans

Loans outstanding at period end:

(in thousands)

	March 31, 2005	December 31, 2004
Commercial	$38,748	$37,718
Real estate-construction	25,559	25,480
Real estate-residential	102,926	102,776
Real estate-commercial	80,037	81,283
Consumer loans	14,406	13,488
Loans held for sale	4,105	2,903
All other loans	76	90

Total	$265,857	$263,738

Analysis of the allowance for loan losses: (in thousands)

	Three months ended March 31,
	2005	2004
Balance at beginning of period	$4,983	$3,224
Provision charged to operations	215	149
Charge-offs	(220)	(148)
Recoveries	10	19

Net charge-offs	(210)	(129)

Balance at end of period	$4,988	$3,244

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

	Three months ended March 31,
(in thousands, except per share data)	2005	2004
Net income as reported	$340	$410
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(66)	(18)

Pro forma	$274	$392

Basic net income per common share
As reported	$.05	$.06
Pro forma	.04	.06

Diluted net income per share
As reported	.05	.06
Pro forma	.04	.06

Note 6 - Commitments and Contingencies

The subsidiary banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2005, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Commitments to extend credit	$46,731
Credit card commitments	7,200
Standby letters of credit	714

Total commitments	$54,645

Note 7 – Recent Accounting Pronouncements

SOP 03-3

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

FAS 123(R)

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins on or after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004 and 2003 would have decreased by approximately $77,000 and $90,000 respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004.

During the three months ended March 31, 2005, total assets decreased $3.2 million or 1.0% from $329.3 million to $326.1 million. This decrease in the Company’s assets resulted primarily from a decrease in our liquid assets, consisting of cash and cash equivalents and investment securities of $5.9 million. Net loans receivable increased $2.0 million during the period, while deposits grew by $387 thousand.

Cash and cash equivalents decreased $5.1 million or 26.1% during the period. Interest earning deposits with banks declined $1.4 million and fed funds sold were reduced by $3.3 million. This reduction in funds was used to repay short term borrowing during the quarter. Vault cash for the period decreased $337 thousand or 15.0%.

Investment securities decreased $820 thousand for the quarter. Normal principal reduction payments on mortgage bank securities, coupled with a municipal bond being called accounted for the decrease.

Net loans receivable increased $2.2 million from $258.7 million to $260.9 million during the period. This growth was largely due to augmentations of $1.0 million in commercial loans and $1.2 million in loans held for sale. The allowance for loan loss was $5.0 million at March 31, 2005, which represented 1.88% of the loan portfolio.

Federal Home Loan Bank stock decreased $96 thousand or 4.0% during the first quarter. FHLB stock ownership is a requirement for member banks that utilize FHLB for borrowing funds. The amount of stock owned by each member bank is based on the amount of borrowings outstanding.

Other assets increased $591 thousand or 12.6% during the period, increasing from $4.7 million at December 31, 2004 to $5.3 million at March 31, 2005. This increase was primarily due to an increase of $607 thousand in other real estate owned during the first quarter of 2005.

Customer deposits, our primary funding source had little growth during the period, increasing by $387 thousand to $247.3 million. Increases in non interest bearing demand accounts of $6.2 million and time deposits of $6.0 million were offset by reductions in savings accounts of $455 thousand and interest bearing demand accounts of $11.4 million.

The Company utilizes both short-term and long-term borrowings as funding sources. During the period, total borrowings outstanding were reduced $3.4 million at March 31, 2005. $34.7 million of the total borrowings of $50.4 million were attributed to Federal Home Loan Bank advances.

At March 31, 2005, total shareholder’s equity was $26.9 million, a decrease of $217 thousand from December 31, 2004. Net income for the period was $340 thousand and the Company received $112 thousand from the exercise of stock options. These increases were offset by a decrease in unrealized gains on our investment securities, net of tax of $316 thousand and by the Company’s repurchase of 56,912 shares of common stock at a cost of $353 thousand.

At March 31, 2005, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended March 31, 2005 and 2004.

Earnings

Uwharrie Capital Corp reported net earnings of $340 thousand or $.05 per share for the three months ended March 31, 2005, as compared to $410 thousand or $.06 for the three months ended March 31, 2004, a decrease of $70 thousand or $.01 per share.

Net Interest Income

Like most financial institutions, the primary component of earnings for our banks is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the quarter ended March 31, 2005 was $3.0 million as compared with $2.6 million during the quarter ending March 31, 2004 an increase of $478 thousand or 18.6%. This increase resulted from increased levels of interest earning assets coupled with a 54 basis point increase in the yield on interest earning assets. The yield on interest earning assets for the current quarter was 6.07%. The cost of interest bearings liabilities increased 24 basis points to 2.12%. The net interest spread increased 30 basis points to 3.95%. The recent interest rate hikes by the Federal Reserve coupled with the fact that a large majority of our loan portfolio has adjustable rates factored into these increases. The net interest margin for the first quarter of 2005 was 4.24%, as compared to 3.90% for the same period in 2004.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2005 and 2004.

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

	Average Level		Income/Expense		Rate/Yield
($ in thousands)	2005	2004	2005	2004	2005	2004
Interest-earning assets:
Loans (1)	$263,853	$235,133	$3,969	$3,298	6.10%	5.64%
Nontaxable loans (2)	4,005	4,035	48	49	7.54%	7.48%
Taxable securities	17,928	17,873	215	170	4.86%	3.82%
Nontaxable securities (2)	10,795	11,789	130	151	7.51%	7.94%
Other (3)	4,348	7,100	45	1 6	4.20%	.91%

Total interest-earning assets	300,929	275,930	4,408	3,684	6.07%	5.53%

Interest-bearing liabilities:
Interest-bearing deposits	207,037	182,774	840	605	1.65%	1.33%
Short-term borrowings	12,320	14,042	85	64	2.80%	1.83%
Long-term borrowings	40,127	42,082	434	445	4.39%	4.25%

Total interest-bearing liabilities	259,484	238,898	1,359	1,114	2.12%	1.88%

Net interest spread	$41,445	$37,032	$3,049	$2,570	3.95%	3.65%

Net interest margin (2) (% of earning assets)					4.24%	3.90%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and due from banks, interest-earning.

Provision and Allowance for Loan Losses

Management considers asset quality to be of primary importance, and therefore employs a formal internal loan review process to ensure adherence to the Company’s lending policies. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. The Company’s credit administration function, through a review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Company’s market area and other factors. For loans determined to be impaired, the allowance is based either on discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

Management uses the risk-grading program, as described above, to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed and monitored by credit administration. The Company strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of its market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans and does not engage in significant lease financing or highly leveraged transactions.

The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. This process includes the maintenance of an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience. Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company may sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Company also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business.

While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The provision for loan losses was $215 thousand and $149 thousand for the quarters ended March 31, 2005 and 2004 respectively, resulting in an increase of $66 thousand. Net loan charge-offs, were $210 thousand or .08% of average loans outstanding for the quarter ended March 31, 2005, compared to $129 thousand or .05% of average loans outstanding for the same period in 2004.

Our allowance for loan losses remained at $ 5.0 million at March 31, 2005, with an increase of $6 thousand during the period. The allowance expressed as a percentage of total loans decreased from 1.89% at December 31, 2004 to 1.88% at March 31, 2005. Total nonperforming loans increased $79 thousand during the first quarter of 2005. The ratio of nonperforming loans to total loans increased from 1.29% at December 31, 2004 to 1.30% at March 31, 2005. The Company’s allowance methology provides for a range of estimated losses inherent within the loan portfolio. The recorded $5.0 million continues to comply with the Company’s allowance methodology and is considered by management to be adequate to absorb probable losses inherent in the loan portfolio.

The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets

(In thousands)

	March 31, 2005	December 31, 2004
Nonaccrual loans	$3,194	$3,376
Restructured loans	261	—

Total nonperforming loans	3,455	3,376

Other real estate owned	1,088	481

Total nonperforming assets	$4,543	$3,857

Accruing loans past due 90 days or more	251	1,150
Allowance for loan losses	4,988	4,983
Allowance for loan losses to total loans	1.88%	1.89%
Allowance for loan losses to nonperforming loans	156.17%	147.59%

Nonperforming loans to total loans	1.30%	1.29%
Nonperforming assets to total assets	1.39%	1.17%

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, noninterest income has become an important revenue stream for the company. Total noninterest income for the quarter ended March 31, 2005 was $1.0 million compared to $1.3 million for the same period in 2004, a decrease of $208 thousand. Other noninterest income decreased $227 thousand from $305 thousand for the period ending March 31, 2004 to $78 thousand for the current period. The primary factor contributing to the decrease was the impact of a one time payment related to a government guaranteed loan during the first quarter of 2004 of $171 thousand. Service charges on deposit accounts and other service fees and commissions produced earnings of $788 thousand in the three-month period ended March 31, 2005 compared to $656 thousand in the same period in 2004, an increase of $132 thousand or 20.0%. Income from the generation and sale of mortgage loans decreased from $294 thousand to $178 thousand, compared to the prior year. This can be attributed to an increase in long-term interest rates resulting in a reduction of re-financed mortgages.

Noninterest Expense

Noninterest expenses for the quarter ended March 31, 2005 were $3.4 million compared to $3.1 million for the same period of 2004, an increase of $281 thousand or 8.9%. Noninterest expenses as a percentage of average assets decreased from 4.22% for the period ended March 31, 2004 to 4.19% for the same period in 2005.

Salaries and employee benefits, the largest component of noninterest expense increased $139 thousand or 7.8% from $1.8 million for the quarter ended March 31, 2004 to $1.9 million for the same period in 2005. Personnel costs increased due to additional staff to support the Company’s growth, normal salary adjustments and incentives and associated benefit costs.

Net occupancy expense and equipment expense combined increased by $15 thousand to $320 thousand for the period ended March 31, 2005 compared to $305 thousand for the same period of 2004.

All other operating expenses totaled $974 thousand in the period ended March 31, 2005 compared to $846 thousand in the prior year, an increase of $128 thousand, as reflected in the table below:

Other operating expenses

(in thousands)

	Three months ended March 31,
	2005	2004
Professional fees and services	$141	$101
Marketing and donations	102	95
Office supplies, printing and postage	100	97
Telephone and data lines	53	57
Electronic banking expenses	109	96
Software costs	51	85
Other	418	315

Total	$974	$846

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2005 totaled $116 thousand compared to $122 thousand in 2004. The effective tax rate increased from 23.0% for the period ended March 31, 2004 to 25.5% for the three months ended March 31, 2005, due to a decrease in nontaxable income.

Liquidity and Capital Resources

The objective of the Company’s liquidity management policy is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on any opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $24.2 million at March 31, 2005, established borrowing relationships with the Federal Home Loan Bank, with available credit of $44.3 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $50.4 million at March 31, 2005, compared to $53.8 million at December 31, 2004.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Company and its subsidiary banks, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier I leverage ratio of 4 percent. Banks, which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered “well capitalized” by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest earning assets and interest bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest earning assets and liabilities so as to mitigate the effect of changes in the rate environment.

The Company’s market risk profile has not changed significantly since December 31, 2004. See Financial Table 5 of the Company’s Annual Report for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 28, 2005, for additional analysis of the Company’s market risk.

Item 4. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2005.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2005 Through January 31, 2005	10,605	$6.20	—	$309,249
February 1, 2005 Through February 28, 2005	39,261	$6.20	—	$65,831
March 1, 2005 Through March 31, 2005	7,046	$6.20	—	$484,094
Total	56,912	$6.20

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. The Company has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. There is not a publicly announced plan. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On December 21, 2004 the Uwharrie Capital Corp Board’s Executive Committee mandated by resolution that the Company could repurchase up to $375,000 of its common stock during first quarter of 2005. On March 15, 2005, the Executive Committee mandated by resolution that an additional $461,948 of its common stock could be repurchased up through the end of second quarter 2005. Both of these resolutions are under a Stock Repurchase Plan that is contingent upon maintaining a well-capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed the quarterly allocation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

UWHARRIE CAPITAL CORP (Registrant)

Date: May 10, 2005	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Accounting Officer