Form 10-Q
period 2005-06-30
UWHARRIE CAPITAL CORP
filed 2005-08-15
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Number of shares of Common Stock outstanding as of July 31, 2005; 6,983,701

This report contains 24 pages.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2005 (Unaudited)	December 31, 2004*
ASSETS
Cash and due from banks	$14,681,372	$11,449,899
Interest-earning deposits with banks	2,199,849	4,024,870
Federal funds sold	—	4,100,000
Securities available for sale, at fair value	28,505,221	28,523,869
Loans	263,423,825	263,738,272
Less allowance for loan losses	5,069,019	4,982,891

Net Loans	258,354,806	258,755,381

Premises and equipment, net	8,230,864	8,317,497
Interest receivable	1,399,774	1,273,777
Federal Home Loan Bank stock	2,217,300	2,385,300
Bank owned life insurance	4,838,227	4,758,727
Goodwill	987,436	987,436
Other assets	5,348,343	4,685,239

Total assets	$326,763,192	$329,261,995

LIABILITIES
Deposits:
Demand noninterest-bearing	$46,160,449	$36,866,146
Interest checking and money market accounts	63,006,492	80,393,133
Savings deposits	37,638,542	39,852,601
Time deposits, $100,000 and over	36,986,457	36,966,834
Other time deposits	61,168,956	52,860,046

Total Deposits	244,960,896	246,938,760

Short-term borrowed funds	21,012,472	14,693,424
Long-term debt	31,699,767	39,103,025
Interest payable	362,421	301,930
Other liabilities	1,279,556	1,069,057

Total liabilities	299,315,112	302,106,196

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; Shares issued and outstanding 6,999,920 and 7,057,755 shares, respectively	8,749,900	8,822,194
Additional paid-in capital	11,740,773	12,043,348
Unearned ESOP compensation	(939,512)	(964,935)
Undivided profits	7,167,841	6,469,142
Accumulated other comprehensive income	729,078	786,050

Total shareholders’ equity	27,448,080	27,155,799

Total liabilities and shareholders’ equity	$326,763,192	$329,261,995

(*)	Derived from audited consolidated financial statements.

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$4,205,819	$3,480,028	$8,222,929	$6,827,282
Investment securities
US Treasury	24,392	28,213	48,634	52,584
US Government agencies and corporations	125,977	107,578	252,409	204,363
State and political subdivisions	161,626	181,879	321,349	362,789
Other	32,160	19,878	67,317	38,739
Interest-earning deposits with banks and Federal funds sold	44,137	6,035	89,459	22,311

Total interest income	4,594,111	3,823,611	9,002,097	7,508,068

INTEREST EXPENSE
Time deposits, $100,000 and over	270,621	183,711	509,653	376,093
Other interest-bearing deposits	694,350	418,858	1,295,577	831,825
Short-term borrowed funds	125,994	53,496	210,840	117,489
Long-term debt	409,038	452,518	843,220	897,688

Total interest expense	1,500,003	1,108,583	2,859,290	2,223,095

Net interest income	3,094,108	2,715,028	6,142,807	5,284,973
Provision for loan losses	145,000	252,000	360,000	401,000

Net interest income after provision for loan losses	2,949,108	2,463,028	5,782,807	4,883,973

Non-interest income
Service charges on deposit accounts	392,870	355,133	754,386	683,847
Other service fees and commissions	426,431	277,674	852,554	605,167
Gain/(loss) on sale of securities	(20,232)	2,374	(16,272)	2,374
Gain on sale fixed assets/other assets	49,101	15,802	49,101	15,802
Income from mortgage loan sales	130,590	130,332	308,439	424,675
Other income	69,078	119,537	147,090	424,674

Total non-interest income	1,047,838	900,852	2,095,298	2,156,539

Non-interest expenses
Salaries and employee benefits	1,979,547	1,706,878	3,905,543	3,493,930
Net occupancy expense	151,582	148,435	305,277	298,351
Equipment expense	164,438	157,345	330,712	312,747
Data processing costs	206,357	198,858	411,544	404,718
Other noninterest expense	1,022,887	911,594	1,996,710	1,757,681

Total non-interest expense	3,524,811	3,123,110	6,949,786	6,267,427

Income before taxes	472,135	240,770	928,319	773,085

Income taxes	113,270	46,920	229,620	169,150

Net income	$358,865	$193,850	$698,699	$603,935

Net income per common share
Basic	$0.05	$0.03	$0.10	$0.09

Diluted	$0.05	$0.03	$0.10	$0.09

Weighted average shares outstanding
Basic	6,851,547	6,940,971	6,861,265	6,954,696
Effect of dilutive stock options	168,689	146,602	168,966	148,177

Diluted	7,020,236	7,087,573	7,030,231	7,102,873

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2004	7,057,755	$8,822,194	$12,043,348	$(964,935)	$6,469,142	$786,050	$27,155,799

Comprehensive Income

Net income	—	—	—	—	698,699	—	698,699

Net decrease in fair value of securities available for sale	—	—	—	—	—	(56,972)	(56,972)

Total Comprehensive Income							641,727

Release of ESOP shares	—	—	18,500	25,423	—	—	43,923

Common stock issued pursuant to:

Stock options exercised	25,689	32,111	92,369	—	—	—	124,480

Repurchase of common stock	(83,524)	(104,405)	(413,444)	—	—	—	(517,849)

Balance, June 30, 2005	6,999,920	$8,749,900	$11,740,773	$(939,512)	$7,167,841	$729,078	$27,448,080

The accompanying notes are an integral part

of the consolidated financial statements.

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$698,699	$603,935
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation	325,300	301,257
Net amortization of security premiums/discounts	13,040	41,414
Provision for loan losses	360,000	401,000
Net realized (gain) loss on available for sale securities	16,272	(2,374)
Income from mortgage loan sales	(308,439)	(424,675)
Proceeds from sales of loans held for sale	22,281,258	15,004,713
Origination of loans held for sale	(22,824,822)	(15,860,005)
Gain on sale of fixed assets/other assets	(49,101)	(15,802)
Increase in cash surrender value of life insurance	(79,500)	(59,101)
Release of ESOP shares	43,923	4,478
Net change in interest receivable	(125,997)	(43,859)
Net change in other assets	171,600	(523,050)
Net change in interest payable	60,491	(3,745)
Net change in other liabilities	210,499	51,920

Net cash provided (used) by operating activities	793,223	(508,092)

Cash flows from investing activities
Net decrease in interest-earning deposits with banks	1,825,020	624,696
Net decrease in federal funds sold	4,100,000	—
Proceeds from sales, maturities and calls of securities available for sale	1,370,181	2,059,811
Purchase of securities available for sale	(1,473,563)	(4,679,886)
Net (increase) decrease in loans	176,621	(19,542,279)
Proceeds from sale of fixed assets/other assets	134,593	23,542
Purchase of premises and equipment	(239,159)	(522,148)

Net cash provided (used) in investing activities	5,893,693	(22,036,264)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(1,977,864)	20,199,251
Net increase in short-term borrowed funds	6,319,048	6,406,242
Net increase in long-term borrowed funds	(7,403,258)	(3,527,879)
Repurchases of common stock	(517,849)	(1,050,888)
Net proceeds from issuance of common stock	124,480	539,649

Net cash provided (used) by financing activities	(3,455,443)	22,566,375

Increase in cash and cash equivalents	3,231,473	22,019

Cash and cash equivalents, beginning of period	11,449,899	11,313,931

Cash and cash equivalents, end of period	$14,681,372	$11,335,950

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

The components of comprehensive income and related tax effects are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Income	$359	$194	$699	$604

Other comprehensive income (loss)
Unrealized holding gains (losses) on Available for sale securities	402	(1,049)	(108)	(793)
Related tax effect	(155)	404	41	305
Reclassification of loss Recognized in net income	20	—	16	—
Related tax effect	(8)	—	(6)	—

Total other comprehensive income (loss)	259	(645)	(57)	(488)

Comprehensive income(loss)	$618	$(451)	$642	$116

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

Note 4 – Loans

Loans outstanding at period end:

(in thousands)	June 30, 2005	December 31, 2004
Commercial	$37,966	$37,718
Real estate-construction	22,430	25,480
Real estate-residential	102,673	102,776
Real estate-commercial	82,337	81,283
Consumer loans	14,364	13,488
Loans held for sale	3,610	2,903
All other loans	44	90

Total	$263,424	$263,738

Analysis of the allowance for loan losses:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$4,988	$3,244	$4,983	$3,224

Provision charged to operations	145	252	360	401

Charge-offs	(78)	(60)	(298)	(208)

Recoveries	14	7	24	26

Net charge-offs	(64)	(53)	(274)	(182)

Balance at end of period	$5,069	$3,443	$5,069	$3,443

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$359	$194	$699	$604
Deduct: Total stock-based employee compensation expense determined Under fair value method for all awards, net of related tax effects	(22)	(18)	(88)	(37)

Pro forma	$337	$176	$611	$567

Basic net income per common share
As reported	$.05	$.03	$.10	$.09
Pro forma	.05	.03	.09	.08

Diluted net income per share
As reported	.05	.03	.10	.09
Pro forma	.05	.02	.09	.08

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2005, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Commitments to extend credit	$59,612
Credit card commitments	7,314
Standby letters of credit	450

Total commitments	$67,376

Note 7 – Recent Accounting Pronouncements

SOP 03-3

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on the Company’s financial position or results of operations.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004.

During the six months ended June 30, 2005, total assets decreased $2.5 million or 0.8% from $329.3 million to $326.8 million. This decrease in the Company’s assets resulted primarily from a decrease in our liquid assets, consisting of cash and cash equivalents and investment securities of $2.7 million. Net loans receivable decreased $401 thousand during the period, while deposits declined by $2.0 million.

Cash and cash equivalents decreased $2.7 million or 13.8% during the period. Interest earning deposits with banks declined $1.8 million and fed funds sold were reduced by $4.1 million. This reduction in funds was used to repay short term borrowings during the period. Vault cash for the period decreased $220 thousand or 9.8%.

Investment securities decreased $19 thousand for the six months. During the period one bond was sold and replaced with a mortgage-backed security and a municipal bond. This was done to improve the asset liability position in the rising rate environment. These transactions, coupled with a municipal bond being called and normal principal reduction payments accounted for the decrease.

Net loans receivable decreased $401 thousand to $258.4 million during the period ended June 30, 2005. The Company experienced positive growth trends in their lending area; however the growth was negatively impacted by several large loan payoffs during the period. The allowance for loan loss was $5.1 million at June 30, 2005, which represents 1.92% of the loan portfolio.

Federal Home Loan Bank stock decreased $168 thousand or 7.0% during the first six months of 2005. FHLB stock ownership is a requirement for member banks that utilize FHLB for borrowing funds. The amount of stock owned by each member bank is based on the amount of borrowings outstanding.

Other assets increased $663 thousand or 14.2% during the period, increasing from $4.7 million at December 31, 2004 to $5.3 million at June 30, 2005. This increase was primarily due to an increase of $750 thousand in other real estate owned during the period. At June 30, 2005 the Company had $1.2 million in other real estate owned.

Customer deposits, our primary funding source, experienced a slight decline during the period, decreasing by $2.0 million to $245.0 million. Increases in non-interest bearing demand accounts of $9.3 million and time deposits of $8.3 million were offset by reductions in savings accounts of $2.2 million and interest bearing demand accounts of $17.4 million. As interest rates have continued to rise a portion of the funds that have been in money market accounts have shifted over to time deposits accounting for part of the change in those categories.

The Company utilizes both short-term and long-term borrowings as funding sources. During the period, total borrowings outstanding were reduced $1.1 million at June 30, 2005. $43.2 million of the total borrowings of $52.7 million were attributed to Federal Home Loan Bank advances.

At June 30, 2005, total shareholders’ equity was $27.4 million, an increase of $292 thousand from December 31, 2004. Net income for the period was $699 thousand and the Company received $124 thousand from the exercise of stock options. These increases were offset by a decrease in unrealized gains on our investment securities, net of tax of $57 thousand and by the Company’s repurchase of 83,524 shares of common stock at a cost of $518 thousand.

At June 30, 2005, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended June 30, 2005 and 2004.

Earnings

Uwharrie Capital Corp reported net earnings of $359 thousand or $.05 per share for the three months ended June 30, 2005, as compared to $194 thousand or $.03 for the three months ended June 30, 2004, an increase of $165 thousand or $.02 per share.

Net Interest Income

The Company’s primary source of income, net interest income, increased $379 thousand or 14.0% for the period ending June 30, 2005, as compared to the same period for 2004. Increased levels of interest earning assets, coupled with interest rate increases by the Federal Reserve Bank during 2005 are the attributing factors for this increase. Refer to the six month discussion on page 15 for further information.

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

The provision for loan losses was $145 thousand and $252 thousand for the quarters ended June 30, 2005 and 2004 respectively, resulting in a decrease of $107 thousand. Net loan charge-offs, were $64 thousand or .02% of average loans outstanding for the quarter ended June 30, 2005, compared to $53 thousand or .02% of average loans outstanding for the same period in 2004.

Our allowance for loan losses increased to $5.1 million at June 30, 2005, an increase of $86 thousand during the period. The allowance expressed as a percentage of total loans increased from 1.89% at December 31, 2004 to 1.92% at June 30, 2005. Total nonperforming loans decreased $472 thousand during the six months of 2005. The ratio of nonperforming loans to total loans decreased from 1.29% at December 31, 2004 to 1.10% at June 30, 2005. The Company’s allowance methology provides for a range of estimated losses inherent within the loan portfolio. The recorded $5.1 million continues to comply with the Company’s allowance methodology and is considered by management to be adequate to absorb probable losses inherent in the loan portfolio.

The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets

(In thousands)	June 30, 2005	December 31, 2004
Nonaccrual loans	$2,683	$3,376
Restructured loans	221	—

Total nonperforming loans	2,904	3,376

Other real estate owned	1,231	481

Total nonperforming assets	$4,135	$3,857

Accruing loans past due 90 days or more	18	1,150
Allowance for loan losses	5,069	4,983
Allowance for loan losses to total loans	1.92%	1.89%
Allowance for loan losses to nonperforming loans	188.93%	147.59%

Nonperforming loans to total loans	1.10%	1.29%
Nonperforming assets to total assets	1.27%	1.17%

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income for the quarter ended June 30, 2005 was $1.0 million compared to $901 thousand for the same period in 2004, an increase of $147 thousand or 16.3%. Service charges on deposit accounts and other service fees and commissions produced earnings of $819 thousand for the three month period ending June 30, 2005 compared to $633 thousand for the same period in 2004, an increase of $186 thousand or 29.4%. Increases in fee income on managed accounts and brokerage commissions account attributed to this increase. This increase was offset by a decline in other income of $50 thousand for the three month period.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2005 was $3.5 million compared to $3.1 million for the same period of 2004, an increase of $402 thousand. Salaries and employee benefits, the largest component of noninterest expense increased $273 thousand, from $1.7 million for the quarter ending June 30, 2004 to $2.0 million for the same period in 2005. Personnel costs increased due to additional staff to support the growth, normal salary adjustments and incentives and associated benefit costs. Other operating expense totaled $1.0 million for the three months in 2005 compared to $911 thousand. The table below reflects the changes in other operating expenses.

Other operating expenses

(in thousands)	Three months ended June 30,
	2005	2004
Professional fees and services	$152	$123
Marketing and donations	125	117
Office supplies, printing and postage	115	106
Telephone and data lines	48	51
Electronic banking expenses	122	107
Software costs	59	75
Other	402	332

Total	$1,023	$911

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated for the quarter ended June 30, 2005 totaled $113 thousand compared to $47 thousand in the quarter ended June 30, 2004. The effective tax rate increased from 19.5% for the period ended June 30, 2004 to 24.0% for the three months ended June 30, 2005, due to a decrease in nontaxable income.

Comparison of Results of Operations For the Six Months Ended June 30, 2005 and 2004.

Earnings

Uwharrie Capital Corp reported net earnings of $699 thousand or $.10 per share for the six months ended June 30, 2005, as compared to $604 thousand or $.09 per share for the six months ended June 30, 2004, an increase of $95 thousand or $.01 per share.

Net Interest Income

Net interest income for the six months ended June 30, 2005 was $6.1 million as compared with $5.3 million during the quarter ending June 30, 2004 an increase of $858 thousand or 16.2%. This increase resulted from increased levels of interest-earning assets coupled with a 64 basis point increase in the yield on interest-earning assets. The yield on interest earning assets for the current six months was 6.16%. The cost of interest-bearing liabilities increased 41 basis points to 2.25%. The net interest spread increased 23 basis points to 3.91%. The recent interest rate hikes by the Federal Reserve coupled with the fact that a large majority of our loan portfolio has adjustable rate terms factored into these increases. The net interest margin for the six months of 2005 was 4.24%, as compared to 3.93% for the same period in 2004.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2005 and 2004.

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

($ in thousands)	Average Level		Income/Expenses		Rate/Yield
	2005	2004	2005	2004	2005	2004
Interest-earning assets:
Loans (1)	$261,574	$242,133	$8,127	$6,729	6.27%	5.59%
Nontaxable loans (2)	3,972	4,118	96	98	7.48%	7.39%
Taxable securities	17,396	18,525	428	356	4.95%	3.86%
Nontaxable securities (2)	10,762	11,765	262	303	7.55%	7.98%
Other (3)	7,183	4,778	89	22	2.50%	0.93%

Total interest-earning assets	300,887	281,319	9,002	7,508	6.16%	5.52%

Interest-bearing liabilities:
Interest-bearing deposits	204,824	184,798	1,805	1,208	1.78%	1.31%
Short-term borrowings	15,054	16,172	211	117	2.93%	1.45%
Long-term borrowings	36,625	42,358	843	898	4.60%	4.26%

Total interest bearing liabilities	256,503	243,328	2,859	2,223	2.25%	1.84%

Net interest spread	$44,384	$37,991	$6,143	$5,285	3.91%	3.68%

Net interest margin (2) (% of earning assets)					4.24%	3.93%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.

(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and due from banks, interest-earning.

The provision for loan losses was $360 thousand and $401 thousand for the six months ended June 30, 2005 and 2004, respectively, resulting in an decrease of $41 thousand. Net loan charge-offs, were $274 thousand or .10% of average loans outstanding for the quarter ended June 30, 2005, compared to $182 thousand or .08% of average loans outstanding for the same period in 2004.

Noninterest Income

Total noninterest income for the six months ended June 30, 2005 was $2.1 million compared to $2.2 million for the comparable period in 2004, a decrease of $61 thousand. Other noninterest income decreased $278 thousand from $425 thousand for the period ending June 30, 2004 to $147 thousand for the current period. The primary factor contributing to the decrease was the impact of a one time payment related to a government guaranteed loan during the first quarter of 2004 of $171 thousand. The increase in long-term interest rates resulted in a reduction of refinanced mortgages that in turn attributed to the decrease of $116 thousand in income from the generation and sale of mortgage loans for the six months ended June 30, 2005, compared to the same period in 2004. These decreases were offset by an increase of $318 thousand in service charges on deposit accounts and other service fees and commissions. The major component in this increase was an increase of $167 thousand in investment related fees.

Noninterest Expense

Noninterest expenses for the six months ended June 30, 2005 were $6.9 million compared to $6.3 million for the same period of 2004, an increase of $682 thousand or 10.9%. Noninterest expenses as a percentage of average assets increased from 4.11% for the period ended June 30, 2004 to 4.26% for the same period in 2005.

Salaries and employee benefits, the largest component of noninterest expense increased $412 thousand or 11.8% from $3.5 million for the six months ended June 30, 2004 to $3.9 million for the same period in 2005. Personnel costs increased due to the addition of two key executive positions, additional staff to support the Company’s growth, normal salary adjustments and incentives and associated benefit costs.

Net occupancy expense and equipment expense combined increased by $25 thousand to $636 thousand for the period ended June 30, 2005 compared to $611 thousand for the same period of 2004.

All other operating expenses totaled $2.0 million in the period ended June 30, 2005 compared to $1.8 million the prior year, an increase of $239 thousand, as reflected in the table below:

Other operating expenses

(in thousands)	Six months ended June 30,
	2005	2004
Professional fees and services	$293	$224
Marketing and donations	227	191
Office supplies, printing and postage	215	207
Telephone and data lines	101	110
Electronic banking expenses	231	203
Software costs	110	160
Other	820	663

Total	$1,997	$1,758

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2005 totaled $230 thousand compared to $169 thousand in 2004. The effective tax rate increased from 21.9% for the period ended June 30, 2004 to 24.7% for the six months ended June 30, 2005, due to a decrease in nontaxable income.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.2 million at June 30, 2005, established borrowing relationships with the Federal Home Loan Bank, with available credit of $43.0 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $52.7 million at June 30, 2005, compared to $53.8 million at December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment.

The Company’s market risk profile has not changed significantly since December 31, 2004. See Financial Table 5 of the Company’s Annual Report for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 28, 2005, for additional analysis of the Company’s market risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management completed an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2005.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2005 Through April 30, 2005	—	$6.20	—	$484,094
May 1, 2005 Through May 31, 2005	14,737	$6.20	—	$392,725
June 1, 2005 Through June 30, 2005	11,875	$6.20	—	$319,100

Total	26,612	$6.20

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. The Company has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. This is not a publicly announced plan. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.

(2)	On December 21, 2004 the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the first quarter of 2005. On March 15, 2005, the Executive Committee mandated by resolution that an additional $461,948 of its common stock could be repurchased up through the end of the second quarter 2005. Both of these resolutions are under a Stock Repurchase Plan that is contingent upon maintaining a well capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed the quarterly allocation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on Tuesday, May 10, 2005 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated March 28, 2005, (1) to elect six (6) directors of the Company to three (3) year terms, and (2) to ratify the appointment of the Company’s independent public accountants for 2005, were approved by the shareholders as listed below. There were no other matters submitted for vote of the shareholders at this meeting.

Proposal (1) To elect six (6) directors to three (3) year terms. Votes for each nominee were as follows:

Nominee	For	Withheld
Joe S. Brooks	4,376,625	14,483
Barton D. Burpeau, Jr	4,376,519	14,589
B. Franklin Lee	4,351,761	39,347
W. Chester Lowder	4,372,103	19,005
John P. Murray, MD	4,372,041	19,067
Susan J. Rourke	4,351,761	39,347

The following eleven directors continued in office: Robert P. Barbee, Thomas M. Hearne, Jr., James E. Nance, Emmett S. Patterson, Timothy J. Propst, Donald P. Scarborough, John W. Shealy, Jr., Michael E. Snyder Sr., Douglas L. Stafford, Emily M. Thomas, and Hugh E. Wallace.

Proposal (2) To ratify the appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2005.

For	4,373,160
Against	297
Abstain	17,651

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a) – 14(a)

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: August 9, 2005	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer