Form 10-Q
period 2005-09-30
UWHARRIE CAPITAL CORP
filed 2005-11-14
CIK 898171

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of October 31, 2005; 6,983,701

This report contains 24 pages.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2005 (Unaudited)	December 31, 2004*
ASSETS
Cash and due from banks	$15,749,919	$11,449,899
Interest-earning deposits with banks	2,801,303	4,024,870
Federal funds sold	9,050,000	4,100,000
Securities available for sale, at fair value	30,048,261	28,523,869
Loans	266,895,198	263,738,272
Less allowance for loan losses	4,390,745	4,982,891

Net Loans	262,504,453	258,755,381

Premises and equipment, net	8,501,473	8,317,497
Interest receivable	1,439,714	1,273,777
Federal Home Loan Bank stock	2,172,300	2,385,300
Bank owned life insurance	4,877,977	4,758,727
Goodwill	987,436	987,436
Other assets	4,718,143	4,685,239

Total assets	$342,850,979	$329,261,995

LIABILITIES
Deposits:
Demand noninterest-bearing	$51,518,009	$36,866,146
Interest checking and money market accounts	71,506,993	80,393,133
Savings deposits	37,368,712	39,852,601
Time deposits, $100,000 and over	39,498,830	36,966,834
Other time deposits	64,662,099	52,860,046

Total Deposits	264,554,643	246,938,760

Short-term borrowed funds	17,908,378	14,693,424
Long-term debt	31,698,127	39,103,025
Interest payable	331,748	301,930
Other liabilities	1,246,634	1,069,057

Total liabilities	315,739,530	302,106,196

Commitments and contingencies (Note 6)
SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; Shares issued and outstanding 6,938,567 and 7,057,755 shares, respectively	8,673,209	8,822,194
Common stock dividend distributable	261,056	—
Additional paid-in capital	12,420,834	12,043,348
Unearned ESOP compensation	(926,801)	(964,935)
Undivided profits	6,233,782	6,469,142
Accumulated other comprehensive income	449,369	786,050

Total shareholders’ equity	27,111,449	27,155,799

Total liabilities and shareholders’ equity	$342,850,979	$329,261,995

(*)	Derived from audited consolidated financial statements.

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$4,481,064	$3,751,492	$12,703,993	$10,578,774
Investment securities
US Treasury	24,627	24,628	73,261	77,212
US Government agencies and corporations	129,985	115,687	382,394	320,050
State and political subdivisions	163,786	183,049	485,135	545,838
Other	25,721	21,459	93,038	60,198
Interest-earning deposits with banks and Federal funds sold	60,869	33,095	150,328	55,406

Total interest income	4,886,052	4,129,410	13,888,149	11,637,478

INTEREST EXPENSE
Time deposits, $100,000 and over	295,144	201,270	804,797	577,363
Other interest-bearing deposits	883,306	497,790	2,178,883	1,329,615
Short-term borrowed funds	170,574	60,010	381,414	177,499
Long-term debt	381,301	451,233	1,224,521	1,348,921

Total interest expense	1,730,325	1,210,303	4,589,615	3,433,398

Net interest income	3,155,727	2,919,107	9,298,534	8,204,080
Provision for loan losses	210,000	325,000	570,000	726,000

Net interest income after provision for loan losses	2,945,727	2,594,107	8,728,534	7,478,080

Non-interest income
Service charges on deposit accounts	470,419	383,162	1,224,805	1,067,009
Other service fees and commissions	443,180	322,156	1,295,734	927,323
Gain/(loss) on sale of securities	—	—	(16,272)	2,374
Gain/(loss) on sale of premises, equipment and other assets	(11,194)	15,677	37,907	31,479
Income from mortgage loan sales	147,027	218,025	455,466	642,700
Other income	71,653	128,129	218,743	552,803

Total non-interest income	1,121,085	1,067,149	3,216,383	3,223,688

Non-interest expenses
Salaries and employee benefits	2,005,683	1,771,294	5,911,226	5,265,224
Net occupancy expense	164,940	182,046	470,217	480,397
Equipment expense	158,348	166,093	489,060	478,840
Data processing costs	212,088	201,697	623,632	606,415
Other noninterest expense	1,043,115	1,043,331	3,039,825	2,801,012

Total non-interest expense	3,584,174	3,364,461	10,533,960	9,631,888

Income before taxes	482,638	296,795	1,410,957	1,069,880
Income taxes	132,300	71,500	361,920	240,650

Net income	$350,338	$225,295	$1,049,037	$829,230

Net income per common share
Basic	$0.05	$0.03	$0.15	$0.12

Diluted	$0.05	$0.03	$0.15	$0.12

Weighted average shares outstanding
Basic	7,017,654	7,148,983	7,050,439	7,158,517
Effect of dilutive stock options	168,196	166,686	172,067	157,345

Diluted	7,185,850	7,315,669	7,222,506	7,315,862

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Common Stock Dividend Distributable	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2004	7,057,755	$8,822,194	—	$12,043,348	$(964,935)	$6,469,142	$786,050	$27,155,799
Comprehensive income
Net Income	—	—	—	—	—	1,049,037	—	1,049,037
Net decrease in fair value of securities available for sale, net of tax	—	—	—	—	—	—	(336,681)	(336,681)

Total Comprehensive Income								712,356
Release of ESOP shares	—	—	—	25,130	38,134	—	—	63,264
Stock dividend	—	—	261,056	1,023,341	—	(1,284,397)	—	—
Common Stock issued pursuant to:								—
Stock options exercised	66,499	83,123	—	241,633	—	—	—	324,756
Repurchase of common stock	(185,687)	(232,108)	—	(912,618)	—	—	—	(1,144,726)

Balance, September 30, 2005	6,938,567	8,673,209	$261,056	$12,420,834	$(926,801)	$6,233,782	$449,369	$27,111,449

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$1,049,037	$829,230
Adjustments to reconcile net income to net cash
Provided(used) by operating activities:
Depreciation	482,099	455,517
Net amortization of security premiums/discounts	25,322	60,889
Provision for loan losses	570,000	726,000
Net realized (gain)loss on available for sale securities	16,272	(2,374)
Income from mortgage loan sales	(455,466)	(642,700)
Proceeds from sales of loans held for sale	27,791,689	31,613,521
Origination of loans held for sale	(28,893,276)	(30,370,000)
Gain on sale of premises and equipment/ other assets	(37,907)	(31,479)
Increase in cash surrender value of life insurance	(119,250)	(154,052)
Release of ESOP shares	63,264	4,478
Net change in interest receivable	(165,937)	(215,760)
Net change in other assets	220,165	210,034
Net change in interest payable	29,818	14,481
Net change in other liabilities	177,577	110,598

Net cash (provided) used by operating activities	753,405	2,608,383

Cash flows from investing activities
Net increase (decrease) in interest-earning deposits with banks	1,223,566	(1,537,186)
Net increase in federal funds sold	(4,950,000)	(9,000,000)
Proceeds from sales, maturities and calls of securities available for sale	1,392,708	2,873,965
Purchase of securities available for sale	(3,506,626)	(5,322,267)
Net (increase) decrease in loans	(3,687,977)	(23,576,262)
Proceeds from sale of premises and equipment/ other assets	1,145,504	568,984
Purchase of premises and equipment	(676,531)	(687,942)

Net cash used in investing activities	(9,059,356)	(36,680,708)

Cash flows from financing activities
Net increase in deposit accounts	17,615,883	35,596,380
Net increase in short-term borrowed funds	3,214,954	2,803,245
Net decrease in long-term debt	(7,404,898)	(3,529,331)
Repurchases of common stock	(1,144,726)	(1,225,424)
Net proceeds from issuance of common stock	324,756	539,649

Net cash provided by financing activities	12,605,969	34,184,519

Increase in cash and cash equivalents	4,300,020	112,194

Cash and due from banks, beginning of period	11,449,899	11,313,931

Cash and due from banks, end of period	$15,749,919	$11,426,125

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

The components of comprehensive income and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(in thousands)
Net Income	$350	$225	$1,049	$829

Other comprehensive income (loss) Unrealized holding gains (losses) on Available for sale securities	(456)	869	(564)	77
Related tax effect	176	(335)	217	(30)
Reclassification of loss (gain) Recognized in net income	—	—	16	(2)
Related tax effect	—	—	(6)	1

Total other comprehensive income (loss)	(280)	534	(337)	46

Comprehensive income	$70	$759	$712	$875

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

On September 20, 2005, the Company’s Board of Directors declared a 3% stock dividend payable on November 14, 2005 to shareholders of record on October 20, 2005. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Note 4 – Loans

Loans outstanding at period end: (in thousands)	September 30, 2005	December 31, 2004
Commercial	$36,745	$37,718
Real estate-construction	23,271	25,480
Real estate-residential	113,194	102,776
Real estate-commercial	80,047	81,283
Consumer loans	13,526	13,488
Loans held for sale	—	2,903
All other loans	112	90

Total	$266,895	$263,738

Analysis of the allowance for loan losses: (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$5,069	$3,443	$4,983	$3,224
Provision charged to operations	210	325	570	726
Charge-offs	(983)	(10)	(1,281)	(218)
Recoveries	95	4	119	30

Net charge-offs	(888)	(6)	(1,162)	(188)

Balance at end of period	$4,391	$3,762	$4,391	$3,762

Note 5 – Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$350	$225	$1,049	$829
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(22)	(18)	(109)	(55)

Pro forma	$328	$207	$940	$774

Basic net income per common share
As reported	$.05	$.03	$.15	$.12
Pro forma	.05	.03	.13	.11
Diluted net income per share
As reported	.05	.03	.15	.12
Pro forma	.05	.03	.13	.11

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2005, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Commitments to extend credit	$63,485
Credit card commitments	7,400
Standby letters of credit	417

Total commitments	$71,302

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004.

During the nine months ended September 30, 2005, total assets increased $13.6 million or 4.1% from $329.3 million to $342.9 million. This increase in the Company’s assets resulted primarily from an increase in our liquid assets, consisting of cash and due from banks, interest bearing deposits with bank, federal funds sold, and investment securities of $9.6 million. Net loans receivable increased $3.7 million during the period, while deposits grew by $17.6 million.

Investment securities increased $1.5 million or 5.3% for the nine months. The Company has continued to work to improve its asset liability position during the current rising rate environment. During the period one bond was sold and a municipal bond and several mortgage-back securities were purchased.

Net loans receivable increased $3.7 million to $262.5 million during the period ended September 30, 2005. The Company has experienced positive growth trend in its residential mortgage loan portfolio. This positive trend, however, was negatively impacted by several large payoffs within the commercial and construction loan portfolios during the period. The allowance for loan loss was $4.4 million at September 30, 2005 which represents 1.65% of the loan portfolio.

Federal Home Loan Bank stock decreased $213 thousand or 8.9% during the first nine months of 2005. FHLB stock ownership is a requirement for member banks that utilize FHLB for borrowing funds. The amount of stock owned by each member bank is based on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced a $17.6 million or 7.1% increase during the nine months ended September 30, 2005, increasing from $246.9 million to $264.5 million. Non-interest bearing demand accounts grew $14.6 million, with $4.9 million coming from one commercial account, while time deposits increased $14.3 million. Both of these increases were offset by declines in interest bearing accounts of $8.9 million and savings accounts of $2.5 million. As interest rates have continued to rise a portion of the funds that have been in money market and savings accounts have shifted over to time deposits accounting for part of the change in those categories.

The Company utilizes both short-term and long-term borrowings as funding sources. During the period, total borrowings outstanding were reduced $4.2 million. At September 30, 2005, $31.7 million of the total borrowings of $49.6 million were comprised of Federal Home Loan Bank advances.

At September 30, 2005, total shareholders’ equity was $27.1 million, a decrease of $44 thousand from December 31, 2004. Net income for the period was $1.0 million and the Company received $325 thousand from the exercise of stock options. These increases were offset by a decrease in unrealized gains on our investment securities, net of tax, of $337 thousand and by the Company’s repurchase of 185,687 shares of common stock at a cost of $1.1 million.

At September 30, 2005, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended September 30, 2005 and 2004.

Earnings

Uwharrie Capital Corp reported net earnings of $350 thousand, or $.05 per share, for the three months ended September 30, 2005, as compared to $225 thousand, or $.03, for the three months ended September 30, 2004, an increase of $125 thousand or $.02 per share.

Net Interest Income

The Company’s primary source of income, net interest income, increased $236 thousand or 8.1% for the period ending September 30, 2005, as compared to the same period for 2004. Increased levels of interest earning assets, coupled with interest rate increases by the Federal Reserve Bank during 2005 are the attributing factors for this increase. Refer to the nine month discussion on page 15 for further information.

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

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require adjustments for estimated losses based upon judgments different from those of management.

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

The provision for loan losses was $210 thousand and $325 thousand for the quarters ended September 30, 2005 and 2004 respectively, resulting in a decrease of $115 thousand. Net loan charge-offs, were $888 thousand or .33% of average loans outstanding for the quarter ended September 30, 2005, compared to $6 thousand or .01% of average loans outstanding for the same period in 2004.

Our allowance for loan losses decreased to $4.4 million at September 30, 2005 a decrease of $592 thousand from December 2004. The allowance expressed as a percentage of total loans decreased from 1.89% at December 31, 2004 to 1.65% at September 30, 2005. During the nine month period total non-performing loans declined $914 thousand. The ratio of non-performing loans to total loans decreased from 1.29% at December 31, 2004 to .92% at September 30, 2005. The nine month period did however see an increase in net loan charge-offs of $974 thousand compared to the same nine month period in 2004. The Company did have one major charge–off of $700 thousand during the period, contributing in part to the increase. The Company’s allowance methology provides for a range of estimated losses inherent within the loan portfolio. The decrease of $914 thousand in non-performing loans coupled with the $1.1 million reduction in loans 90 days past due and still accruing is the reason the recorded $4.4 million continues to comply with the Company’s allowance methology and is considered by management to be adequate to absorb probable losses inherent in the loan portfolio.

The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets (In thousands)	September 30, 2005	December 31, 2004
Nonaccrual loans	$2,197	$3,376
Restructured loans	265	—

Total nonperforming loans	2,462	3,376

Other real estate owned	443	481

Total nonperforming assets	$2,905	$3,857

Accruing loans past due 90 days or more	$71	$1,150
Allowance for loan losses	4,391	4,983
Allowance for loan losses to total loans	1.65%	1.89%
Allowance for loan losses to nonperforming loans	199.86%	147.59%

Nonperforming loans to total loans	.92%	1.29%
Nonperforming assets to total assets	.85%	1.17%

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income for the quarter ended September 30, 2005 was $1.1 million, an increase of $54 thousand or 5.1% over the same period in 2004. Service charges on deposit accounts and other service fees and commissions produced earnings of $913 thousand for the three month period ending September 30, 2005 compared to $705 thousand for the same period in 2004, an increase of $208 thousand or 29.5%. Increases in fee income on managed accounts, brokerage commission, and NSF fees attributed to this increases. This increase was offset by declines in other income of $56 thousand and income from mortgage loan sales of $71 thousand for the same three month periods.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2005 was $3.6 million compared to $3.4 million for the same period of 2004, an increase of $220 thousand. Salaries and employee benefits, the largest component of noninterest expense increased $234 thousand, from $1.8 million for the quarter ending September 30, 2004 to $2.0 million for the same period in 2005. Personnel costs increased due to additional staff to support the Company’s growth, normal salary adjustments and incentives and associated benefit costs. Other noninterest expense totaled $1.0 million for both comparable three month periods. The table below reflects the composition of other noninterest expenses.

Other noninterest expenses (in thousands)	Three months ended September 30,
	2005	2004
Professional fees and services	$138	$92
Marketing and donations	118	164
Office supplies, printing and postage	63	128
Telephone and data lines	49	50
Electronic banking expenses	112	121
Software costs	71	73
Other	492	415

Total	$1,043	$1,043

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated for the quarter ended September 30, 2005 totaled $132 thousand compared to $72 thousand in the quarter ended September 30, 2004. The effective tax rate increased from 24.1% for the period ended September 30, 2004 to 27.4% for the three months ended September 30, 2005, due to a decrease in nontaxable income.

Comparison of Results of Operations For the Nine Months Ended September 30, 2005 and 2004.

Earnings

Uwharrie Capital Corp reported net earnings of $1.0 million or $.15 per share for the nine months ended September 30, 2005, as compared to $829 thousand or $.12 per basic share for the nine months ended September 30, 2004, an increase of $220 thousand or $.03 per share.

Net Interest Income

Net interest income for the nine months ended September 30, 2005 was $9.3 million as compared with $8.2 million during the quarter ending September 30, 2004 an increase of $1.1 million or 13.3%. This increase resulted from increased levels of interest-earning assets coupled with a 77 basis point increase in the yield on interest-earning assets. The yield on interest earning assets for the current nine months was 6.29%. The cost of interest-bearing liabilities increased 55 basis points to 2.38%. The net interest spread increased 22 basis points to 3.91%. The recent interest rate hikes by the Federal Reserve coupled with the fact that a large majority of our loan portfolio has adjustable rate terms factored into these increases. The net interest margin for the first nine months of 2005 was 4.25%, as compared to 3.93% for the same period in 2004.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2005 and 2004.

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

($ in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2005	2004	2005	2004	2005	2004
Interest-earning assets:
Loans (1)	$262,055	$248,459	$12,562	$10,428	6.41%	5.61%
Nontaxable loans (2)	3,937	4,124	142	151	7.43%	7.52%
Taxable securities	17,545	19,032	637	546	4.85%	3.83%
Nontaxable securities (2)	10,824	11,809	396	457	7.53%	7.95%
Other (3)	7,192	6,172	151	55	2.81%	1.19%

Total interest-earning assets	301,553	289,596	13,888	11,637	6.29%	5.52%

Interest-bearing liabilities:
Interest-bearing deposits	205,947	192,620	2,984	1,907	1.94%	1.32%
Short-term borrowings	16,569	13,837	381	116	3.07%	1.12%
Long-term borrowings	34,975	44,105	1,225	1,410	4.68%	4.27%

Total interest bearing liabilities	257,491	250,562	4,590	3,433	2.38%	1.83%

Net interest spread	$44,062	$39,034	$9,298	$8,204	3.91%	3.69%

Net interest margin (2) (% of earning assets)					4.25%	3.93%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and interest bearing deposits with banks.

The provision for loan losses was $570 thousand and $726 thousand for the nine months ended September 30, 2005 and 2004, respectively, resulting in a decrease of $156 thousand. Net loan charge-offs, were $1.2 million or .44% of average loans outstanding for the nine months ended September 30, 2005, compared to $188 thousand or .07% of average loans outstanding for the same period in 2004.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2005 and 2004 was $3.2 million in each of the periods. Other noninterest income decreased $334 thousand from $553 thousand for the period ending September 30, 2004 to $219 thousand for the current period. The primary factor contributing to the decrease was the impact of a one time payment related to a government guaranteed loan during the first quarter of 2004 of $171 thousand. The increase in long-term interest rates resulted in a reduction of refinanced mortgages that in turn contributed to the decrease of $187 thousand in income from mortgage loans sales for the nine months ended September 30, 2005, compared to the same period in 2004. These decreases were offset by an increase of $526 thousand in service charges on deposit accounts and other service fees and commissions. The major component in this increase was an increase of $250 thousand in investment related fees.

Noninterest Expense

Noninterest expenses for the nine months ended September 30, 2005 were $10.5 million compared to $9.6 million for the same period of 2004, an increase of $902 thousand or 9.4%. Noninterest expense annualized as a percentage of average assets increased from 4.17% for the nine month period ended September 30, 2004 to 4.26% for the same period in 2005.

Salaries and employee benefits, the largest component of noninterest expense, increased $646 thousand or 12.2% from $5.3 million for the nine months ended September 30, 2004 to $5.9 million for the same period in 2005. Personnel costs increased due to the addition of two key executive positions, additional staff to support the Company’s growth, normal salary adjustments and incentives and associated benefit costs.

All other noninterest expenses totaled $3.0 million in the period ended September 30, 2005 compared to $2.8 million the prior year, an increase of $239 thousand. The table below reflects the composition of other noninterest expenses:

Other noninterest expenses (in thousands)	Nine months ended September 30,
	2005	2004
Professional fees and services	$431	$316
Marketing and donations	345	329
Office supplies, printing and postage	193	335
Telephone and data lines	150	159
Electronic banking expenses	343	324
Software costs	181	233
Other	1,397	1,105

Total	$3,040	$2,801

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated to date in 2005 totaled $362 thousand compared to $241 thousand in 2004. The effective tax rate increased from 22.5% for the period ended September 30, 2004 to 25.7% for the nine months ended September 30, 2005, due to a decrease in nontaxable income.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.2 million at September 30, 2005, established borrowing relationships with the Federal Home Loan Bank, with available credit of $36.2 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $49.6 million at September 30, 2005, compared to $53.8 million at December 31, 2004.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management completed an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no material changes in the Company’s internal controls or in other factors that could materially affect these controls during the period covered by this report.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2005.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
July 1, 2005 Through July 31, 2005	9,498 9,228	$6.00 6.15	—	$580,360
August 1, 2005 Through August 31, 2005	60,473	$6.15	—	$208,451
September 1, 2005 Through September 30, 2005	22,964	$6.15	—	$442,223

Total	102,163

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. The Company has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. This is not a publicly announced plan. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On December 21, 2004 the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the first quarter of 2005. On March 15, 2005, the Executive Committee mandated by resolution that an additional $461,948 of its common stock could be repurchased up through the end of the second quarter 2005. Both of these resolutions are under a Stock Repurchase Plan that is contingent upon maintaining a well capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed the quarterly allocation.

(3)	On July 12, 2005 the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the third quarter of 2005. On September 20, 2005 the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the fourth quarter of 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Rule 13{a} – 14(a)

	31.2	Certification of Principal Financial Officer pursuant to Rule 13{a} – 14(a)

	32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 10, 2005	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Virginia R. Dunn
Virginia R. Dunn
Principal Financial Officer