Form 10-K
period 2005-12-31
UWHARRIE CAPITAL CORP
filed 2006-03-27
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER 000-22062

UWHARRIE CAPITAL CORP

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1814206
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

132 NORTH FIRST STREET ALBEMARLE, NORTH CAROLINA	28001
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (704) 983-6181

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.25 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $38,047,776

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 7,138,686 shares of common stock outstanding as of March 1, 2006:

Documents Incorporated by Reference.

Portions of the Registrant’s 2005 Annual report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement dated March 22, 2006 are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 and (ii) the Registrant’s Proxy Statement dated March 22, 2006 for the Annual Meeting of Shareholders to be held May 2, 2006 filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key
AR	Annual Report to Shareholders for the fiscal year ended December 31, 2005

Proxy	Proxy Statement dated March 22, 2006 for Annual Meeting of Shareholders to be held May 2, 2006.

10-K	10-K for the fiscal year ended December 31, 2005.

PART I

Item 1. Business

Uwharrie Capital Corp (the “Company”) is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (“Stanly”), a North Carolina commercial bank chartered on September 28, 1983 and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc. (“Gateway”), a mortgage brokerage company acquired in August 2000. The Company also owns three non-bank subsidiaries, Strategic Investment Advisors, Inc. formed in 1999, Uwharrie Statutory Trust I formed in 2002 and Uwharrie Mortgage, Inc. formed in 2004.

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of the Company. The Savings Bank operates under the name Anson Bank & Trust Co. (“Anson”).

During 2002, the Company expanded its service area into the Cabarrus County market with two banking offices of Stanly. On April 10, 2003 the Company capitalized a new wholly-owned subsidiary bank, Cabarrus Bank & Trust Company (“Cabarrus”.) and together with Stanly and Anson, the “Banks”. As of that date, Cabarrus purchased the two branch offices of Stanly located in Cabarrus County in order to commence operation.

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

At December 31, 2005 the Company and related subsidiaries had 124 full-time and 31 part-time employees.

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

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. Stanly provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. Stanly’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. Stanly also offers Internet Banking, 24-Hour

Telephone Banking, and issues Visa® Check Cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at four branches of Stanly and at the automated teller machines of other banks linked to the STAR® or CIRRUS® networks. Stanly is licensed to offer MasterCard® credit cards. Stanly does not provide the services of a trust department.

Anson, acquired by the Company on January 19, 2000, was originally chartered in 1889 as Anson Building and Loan Association, a North Carolina chartered mutual savings institution. Later changed to Anson Savings Bank, it was converted to a stock chartered institution in June 1998. As a subsidiary of the Company, Anson provides the same level of financial services as those of Stanly described above to the Anson County market. Its main office and banking location is 211 S. Greene Street in Wadesboro, North Carolina.

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

The Company has three non-bank subsidiaries. Strategic Investment Advisors Inc., which is registered as an investment advisor with the Securities and Exchange Commission, began operations on April 1, 1999 and provides portfolio management services to customers in the Uwharrie Lakes Region. In September 2002, the Company established a business trust subsidiary, Uwharrie Statutory Trust I, in order to issue capital securities through a pooled trust preferred issue. In April 2004, the Company established Uwharrie Mortgage, Inc., a subsidiary to serve in the capacity of trustee and substitute trustee under deeds of trust.

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

Each of the banks depends on its reputation as a community bank in its local market, direct customer contact, its ability to make credit and other business decisions locally, and personalized service to counter these competitive disadvantages.

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

In addition, a bank holding company is prohibited generally from engaging in non-banking activities, or acquiring five percent or more of any class of voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2005, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.96% and 12.22% respectively. As of December 31, 2005, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 14.41% and 15.66% respectively. As of December 31, 2005 Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.93% and 13.19% respectively.

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

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions

•	placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

Item 1A. Risk Factors

An investment in the registrant’s common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices, acquiring other banks or incorporating de novo banks and by pursuing business development opportunities. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in our market areas. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

There is not a highly liquid market for our common stock.

Our common stock is not traded on any organized exchange and the trading volume in our common stock has been low as compared to that of larger bank holding companies. Thus, the market in our common stock is limited in scope relative to some other bank holding companies. While we attempt match willing buyers and willing sellers, as they become known, for the purpose of private negotiations and while trades of our common stock do occur in the Over-the-Counter marketplace, we can provide no assurance that a highly liquid trading market for our stock will develop in the future.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, these rate cuts have had a negative impact on our earnings until we could make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

If we lose key employees with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market area. If we lose key employees temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected.

We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings which could have an adverse effect on our stock price.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

• other commercial banks	• securities brokerage firms

• savings banks	• mortgage brokers

• thrifts	• insurance companies

• credit unions	• mutual funds

• consumer finance companies	• trust companies

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law. The size of the loans which we offer to our customers may be less than the size of the loans that larger competitors are able to offer. This limit may affect to some degree our success in establishing relationships with the larger businesses in our market.

Our articles of incorporation include anti-takeover provisions that may prevent shareholders from receiving a premium for their shares or effecting a transaction favored by a majority of shareholders.

Our articles of incorporation include anti-takeover provisions, including a supermajority vote requirement for a merger under certain circumstances as well as a provision allowing our Board of Directors to consider the social and economic effects of a proposed merger on the communities we serve. Such provisions may have the effect of preventing shareholders from receiving a premium for their shares of common stock and discouraging a change of control by allowing management to prevent a transaction favored by a majority of the shareholders.

New or acquired branch facilities and other facilities may not be profitable.

We may not be able to correctly identify profitable locations for new branches and the costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. If other banks or branches of other banks become available for sale, we may acquire them. It may be difficult to adequately and profitably manage our growth through the establishment of these branches. In addition, we can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions, or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks. Our principal subsidiaries, Bank of Stanly, Anson Bank & Trust Co. and Cabarrus Bank & Trust Company, also receive regulatory scrutiny from the North Carolina Commissioner of Banks and the FDIC. Banking regulations are designed primarily for the protection of depositors rather than shareholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide securities or trust services.

We are registered with the Federal Reserve Board as a bank holding company. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s executive office is located at 132 North First Street, Albemarle, North Carolina, where the Company owns a three-building complex located at 130-134 North First Street in Albemarle. This complex houses the Company’s offices and meeting rooms. In addition, a section of one building is leased to a local non-profit organization and this complex is also the location of Stanly’s subsidiary, Strategic Alliance.

Stanly’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. Stanly has leased a portion of the Main Office facility since it opened in 1984, and its administrative and executive offices occupy an adjoining building, purchased in 1991. Stanly previously owned a commercial building and parking lot adjacent to its Main Office that was sold, retaining the parking area around the building. Stanly also acquired a commercial building in downtown Albemarle in December 2001 that is held for future expansion. Stanly acquired a lot in Montgomery County in 2003 that is held as a potential ATM site.

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

Anson owns its banking facility located at 211 S. Greene Street, Wadesboro, North Carolina. Anson also owns an ATM site at 426 E. Caswell Street, Wadesboro, North Carolina.

Item 3. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings other than ordinary routine litigation incidental to their business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2005

Item 5. Market for Registrant’s Common Equity, Related Stockholder, Matters and Issuer Purchases of Equity Securities

It is the philosophy of the Company to promote a broad base of local shareholders.

Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company on a quarterly basis has an independent valuation of the Company stock performed to assist with fairness and market efficiencies regarding these private negotiations and makes the most current valuation available to interested shareholders. Trades of the Company’s stock also occur in the Over-the-Counter marketplace that involve a “spread” between the bid and ask prices to compensate the brokerage firms involved in the Over-the-Counter market. In addition, the Company has adopted a program of on-going open market purchases of shares of the Company’s stock. The combination of public and private trades as well as the holding company purchases provides added liquidity for investors of the Company’s stock.

The Board of Directors has historically adopted a dividend policy on an annual basis. For 2005, the Company declared a 3% stock dividend. The Board of Directors determines, on an annual basis, the dividend policy that is consistent with the capital needs of the Company.

Additional information regarding the market for the Company’s stock is incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 on page 4. See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended December 31, 2005.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
October 1, 2005 Through October 31, 2005	10,312	$6.15	—	$378,804
November 1, 2005 Through November 30, 2005	1,027	$6.15	—	$372,488
December 1, 2005 Through December 31, 2005	—	$—	—	$372,488

Total	11,339	$6.15

(1)	The common stock of the Company is not actively traded, and there is no established trading market for the stock. The Company has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. This is not a publicly announced plan. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On December 21, 2004 the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the first quarter of 2005. On March 15, 2005, the Board mandated by resolution that up to $461,948 of its common stock could be repurchased up through the end of the second quarter 2005. Both of these resolutions are under a Stock Repurchase Plan that is contingent upon maintaining a well capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed the quarterly allocation.
(3)	On July 12, 2005 the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the third quarter of 2005. On September 20, 2005 the Board of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the fourth quarter of 2005.

Item 6. Selected Financial Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 on page 35.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 on Page 36.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk Analysis of Financial Instruments

(dollars in thousands)

	Contractual Maturities at December 31, 2005
	2006	2007	2008	2009	2010	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Fair Value
Financial Assets
Debt securities (2)	$4,502	$987	$8,763	$2,303	$212	$18,249	$35,016	5.84%	$35,016
Loans (3)
Fixed Rate	6,637	5,478	12,250	8,518	19,145	36,901	88,929	6.44%	88,690
Variable Rate	55,591	14,528	25,847	33,186	15,743	42,372	187,267	7.22%	187,267
Interest-bearing bank Balances	—	—	—	—	—	—	3,730	3.43%	3,730
Federal funds sold	—	—	—	—	—	—	6,200	3.40%	6,200

Total	$66,730	$20,993	$46,860	$44,007	$35,100	$97,522	$321,142	6.36%	$320,903

Financial Liabilities
Money Market, NOW & savings deposits	$—	$—	$—	$—	$—	$—	$120,369	1.43%	$120,752
Time deposits	70,446	25,551	8,159	953	1,165	53	106,327	2.90%	106,572
Federal Home Loan Bank advances	7,000	4,000	12,437	1,000	2,000	5,000	31,437	4.39%	31,206
Other borrowed funds	8,310	407	407	408	408	5,630	15,570	5.06%	15,513

Total	$85,756	$29,958	$21.003	$2,361	$3,573	$10,683	$273,703	2.54%	$274,043

Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 on Page 6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company’s management completed an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Company’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the Company’s definitive proxy statement dated March 22, 2006 on Pages 5 - 10.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11. Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement dated March 22, 2006 on Pages 11 - 14.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement dated March 22, 2006 on Pages 2-5.

The following table sets forth equity compensation plan information at December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for Future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation Plans approved by Security holders	663,256	$4.58	247,606
Equity compensation plans not approved by security holders	NA	NA	NA

Total	663,256	$4.58	247,606

A description of the Company’s equity compensation plans is presented in Note 15 to the Company’s consolidated financial statements filed here within.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the Company’s definitive proxy statement dated March 22, 2006 on Pages 8 and 15.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement dated March 22, 2006 on Page 23.

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3 (a)	Registrant’s Articles of Incorporation *

3 (b)	Registrant’s By-laws *

4	Form of stock certificate*

10 (a)	Incentive Stock Option Plan, as amended *

10 (b)	Employee Stock Ownership Plan and Trust**

13	2005 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Registrant’s definitive proxy statement dated March 22, 2006

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882)
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Filed with the Commission pursuant to Rule 14a-6 (b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 21, 2006	By:	/s/ Roger L. Dick
Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 21, 2006
Roger L. Dick
Chief Executive Officer

/s/ Barbara S. Williams	March 21, 2006
Barbara S. Williams, Principal Financial Officer

/s/ Robert P. Barbee	March 21, 2006
Robert P. Barbee, Director

/s/ Joe S. Brooks	March 21, 2006
Joe S. Brooks, Director

/s/ Charles F. Geschickter, III.	March 21, 2006
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr
Thomas M. Hearne, Jr., Director

/s/ Joseph R. Kluttz, Jr	March 21, 2006
Joseph R. Kluttz, Jr, Director

/s/ B. Franklin Lee	March 21, 2006
B. Franklin Lee, Director

/s/ W. Chester Lowder
W. Chester Lowder, Director

/s/ John P. Murray, MD	March 21, 2006
John P. Murray, MD, Director

/s/ James E. Nance	March 21, 2006
James E. Nance, Director

/s/ Emmett S. Patterson	March 21, 2006
Emmett S. Patterson, Director

/s/ Timothy J. Propst	March 21, 2006
Timothy J. Propst, Director

/s/ Susan J. Rourke
Susan J. Rourke, Director

/s/ John W. Shealy, Jr.	March 21, 2006
John W. Shealy, Jr., Director

/s/ Michael E. Snyder
Michael E. Snyder, Sr., Director

/s/ Douglas L. Stafford	March 21, 2006
Douglas L. Stafford, Director

/s/ Emily M. Thomas	March 21, 2006
Emily M. Thomas, Director

/s/ Hugh E. Wallace	March 21, 2006
Hugh E. Wallace, Director

/s/ Donald P. Scarborough	March 21, 2006
Donald P. Scarborough, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description
13	2005 Annual Report to Shareholders

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002