Form 10-Q
period 2006-03-31
UWHARRIE CAPITAL CORP
filed 2006-05-12
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 7,204,419 shares of common stock outstanding as of May 5, 2006.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	March 31, 2006	December 31, 2005*
	(Unaudited)
ASSETS
Cash and due from banks	$11,206,753	$11,438,743
Interest-earning deposits with banks	1,445,972	3,729,940
Federal funds sold	175,000	6,200,000
Securities available for sale, at fair value	33,397,602	35,015,878
Loans	288,721,353	276,195,875
Less allowance for loan losses	(4,563,665)	(4,482,304)

Net loans	284,157,688	271,713,571

Premises and equipment, net	8,324,612	8,432,296
Interest receivable	1,651,492	1,525,366
Federal Home Loan Bank stock	2,115,200	2,072,200
Bank owned life insurance	4,989,317	4,948,772
Goodwill	987,436	987,436
Other assets	4,563,451	4,125,663

Total assets	$353,014,523	$350,189,865

LIABILITIES
Deposits:
Demand noninterest-bearing	$48,626,404	$47,279,515
Interest checking and money market accounts	83,780,066	83,679,745
Savings deposits	34,514,647	36,689,516
Time deposits, $100,000 and over	33,817,365	38,881,451
Other time deposits	68,543,382	67,445,605

Total deposits	269,281,864	273,975,832

Short-term borrowed funds	15,480,065	7,903,628
Long-term debt	38,701,435	39,103,025
Interest payable	338,049	368,850
Other liabilities	1,487,062	1,385,754

Total liabilities	325,288,475	322,737,089

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,150,963 and 7,138,686 shares, respectively	8,938,704	8,923,357
Additional paid-in capital	12,448,690	12,409,663
Unearned ESOP compensation	(900,359)	(914,088)
Undivided profits	7,131,160	6,705,568
Accumulated other comprehensive income	107,853	328,276

Total shareholders’ equity	27,726,048	27,452,776

Total liabilities and shareholders’ equity	$353,014,523	$350,189,865

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March,
	2006	2005
Interest Income
Loans, including fees	$4,991,758	$4,017,110
Investment securities
US Treasury	24,242	24,242
US Government agencies and corporations	181,983	126,432
State and political subdivisions	178,750	159,723
Other	55,891	35,157
Interest-earning deposits with banks and federal funds sold	43,981	45,322

Total Interest income	5,476,605	4,407,986

Interest Expense
Time deposits, $100,000 and over	352,338	239,032
Other interest-bearing deposits	1,251,519	601,227
Short-term borrowed funds	100,042	84,846
Long-term debt	467,188	434,182

Total interest expense	2,171,087	1,359,287

Net interest income	3,305,518	3,048,699

Provision for loan losses	145,500	215,000

Net interest income after provision for loan losses	3,160,018	2,833,699

Noninterest Income
Service charges on deposit accounts	469,749	361,516
Other service fees and commissions	519,708	426,123
Gain on sale of securities	—	3,960
Income from mortgage loan sales	185,426	177,849
Other income	86,241	78,012

Total noninterest income	1,261,124	1,047,460

Noninterest Expense
Salaries and employee benefits	2,248,037	1,925,996
Net occupancy expense	187,707	153,695
Equipment expense	156,503	166,274
Data processing costs	199,920	205,187
Other noninterest expense	1,063,819	973,823

Total noninterest expenses	3,855,986	3,424,975

Income before taxes	565,156	456,184
Income taxes	139,564	116,350

Net income	$425,592	$339,834

Net income per common share
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Weighted average shares outstanding
Basic	6,978,664	7,077,612
Diluted	7,111,983	7,267,143

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, January 1, 2006	7,138,686	$8,923,357	$12,409,663	$(914,088)	$6,705,568	$328,276	$27,452,776
Net income	—	—	—	—	425,592	—	425,592
Other comprehensive loss	—	—	—	—	—	(220,423)	(220,423)
Release of ESOP shares	—	—	9,799	13,729	—	—	23,528
Common stock issued pursuant to:
Stock options exercised	12,277	15,347	12,350	—	—	—	27,697
Stock option compensation expense	—	—	16,878	—	—	—	16,878

Balance, March 31, 2006	7,150,963	$8,938,704	$12,448,690	$(900,359)	$7,131,160	$107,853	$27,726,048

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$425,592	$339,834
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation	157,107	160,430
Net amortization of security premiums/discounts	(13,016)	6,270
Provision for loan losses	145,500	215,000
Net realized loss (gain) on available for sale securities	—	(3,960)
Income from mortgage loan sales	(185,426)	(177,849)
Proceeds from sales of loans held for sale	10,600,358	11,301,032
Origination of loans held for sale	(12,884,792)	(12,297,137)
Gain on sale of premises, equipment and other assets	—	(158)
Increase in cash surrender value of life insurance	(40,545)	(39,750)
Release of ESOP shares	23,528	—
Stock option expense	16,878	—
Net change in interest receivable	(126,126)	(159,630)
Net change in other assets	(213,444)	(188,003)
Net change in interest payable	(30,801)	30,465
Net change in other liabilities	101,309	65,384

Net cash provided (used) by operating activities	(2,023,878)	(748,072)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	2,658,493	303,592
Purchase of securities available for sale	(1,385,939)	—
Net(increase) decrease in Federal Home Loan Bank stock	(43,000)	95,976
Net (increase) decrease in loans	(10,205,787)	(1,359,486)
Proceeds from sale of premises, equipment and other assets	—	650
Purchase of premises and equipment	(49,423)	(141,694)

Net cash used in investing activities	(9,025,656)	(1,100,962)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(4,693,968)	386,894
Net increase (decrease) in short-term borrowed funds	7,576,437	(3,013,394)
Net increase (decrease) in long-term debt	(401,590)	(401,497)
Repurchases of common stock	—	(352,854)
Net proceeds from issuance of common stock	27,697	112,327

Net cash provided (used) by financing activities	2,508,576	(3,268,524)

Decrease in cash and cash equivalents	(8,540,958)	(5,117,558)

Cash and cash equivalents, beginning of period	21,368,683	19,574,769

Cash and cash equivalents, end of period	$12,827,725	$14,457,211

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

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

	Three months ended March 31,
(in thousands)	2006	2005
Net Income	$426	$340

Other comprehensive loss
Unrealized losses on available for sale securities	(358)	(510)
Related tax effect	138	196
Reclassification of gains recognized in net income	—	(4)
Related tax effect	—	2

Total other comprehensive loss	(220)	(316)

Comprehensive income	$206	$24

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

Note 4 – Loans

Loans outstanding at period end: (in thousands)	March 31, 2006	December 31, 2005
Commercial	$36,856	$37,299
Real estate-construction	25,729	21,206
Real estate-residential	116,537	116,926
Real estate-commercial	92,823	83,861
Consumer loans	13,072	13,479
Loans held for sale	3,625	3,353
All other loans	79	72

Total	$288,721	$276,196

Analysis of the allowance for loan losses: (in thousands)	Three months ended March 31,
	2006	2005
Balance at beginning of period	$4,482	$4,983

Provision charged to operations	146	215

Charge-offs	(74)	(220)
Recoveries	10	10

Net charge-offs	(64)	(210)

Balance at end of period	$4,564	$4,988

Note 5 – Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004, “Share-Based Payment”, (“SFAS No. 123R”)) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows”, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the common stock on the date of grant.

The Company had one share-based compensation plan and an ESPP in effect. The compensation cost charged against income for those plans for the three months ended March 31, 2006 was $17 thousand.

During 1996, the Company adopted the 1996 Employment Stock Option Plan (“SOP”) and the Employee Stock Purchase Plan (“SPP”), under which options to purchase shares of the Company’s common stock may be granted to officers and eligible employees. Options granted under the SOP are exercisable in established increments according to vesting schedules, generally three to five years, and will expire if not exercised within ten years of the date of grant. Options granted under the SPP are fully vested at the date of grant and expire if not exercised within two years of the grant date.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2006 or 2005.

The following is a summary of stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	663,256	$4.58
Granted	—	—
Exercised	(12,277)	2.26
Forfeited	(35,966)	5.98

Outstanding at March 31, 2006	615,013	4.56	$978

Options exercisable at March 31, 2006	508,117	4.33	925

A summary of the status of the Company’s non-vested stock options as of March 31, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2005	153,505	$1.50
Granted	—	—
Vested	(10,643)	1.35
Forfeited	(35,966)	1.59

Non-vested- March 31, 2006	106,896	1.49

The fair value of stock options vested over the quarter ended March 31, 2006 was $14 thousand. There were no options vested for the same period in 2005.

As of March 31, 2006, there was $159 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (Increase/ (decrease)) of the adoption of SFAS 123R is as follows:

Income before income tax expense	(16,878)
Net Income	(16,878)

Cash flow from operating activities	16,878
Cash flow provided by financing activities	—

Basic earnings per share	—
Diluted earnings per share	—

For the three months ended March 31, 2006, the intrinsic value of options exercised was $48 thousand and $31 thousand for the three months ended March 31, 2005.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the results for the three months ended March 31, 2005 (in thousands, except per share data):

Net income as reported	$340
Add: Stock-based employee compensation expenses included in reported net income, net of related income tax effects	—
Less: Stock-based compensation determined under fair value based method of all awards, net of related income taxes	(66)

Net income, pro forma	$274

Net income per share:
Basic net income per common share
As reported	$.05
Pro forma	.04

Diluted net income per share
As reported	.05
Pro forma	.04

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2006, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Commitments to extend credit	$65,886
Credit card commitments	7,337
Standby letters of credit	902

Total commitments	$74,125

Note 7 – Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for accounting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award (presumptively the vesting period). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123R for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123R as of the beginning of their first annual period beginning after June 15, 2005. The Corporation adopted the provisions of SFAS No. 123R on January 1, 2006 as discussed in Note 5 above.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123R. SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123R is adopted. In conjunction with the adoption of SFAS No. 123R on January 1, 2006, the Corporation adopted the provisions of SAB 107.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation adopted the provisions of SFAS No. 154 on January 1, 2006 with no effect on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Bank is currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005.

During the three months ended March 31, 2006, total assets increased $2.8 million or 0.8% from $350.2 million to $353.0 million. During the three months, net loans receivable increased $12.5 million or 4.6%, from $271.7 million at December 31, 2005 to $284.2 million at March 31, 2006. This increase, however, was offset by a decrease in liquid assets consisting of cash and due from banks, interest earning deposits with banks, federal funds sold and investment securities of $10.2 million.

Investment securities decreased $1.6 million or 4.6% for the three months. The Company has continued to work to improve its asset liability position during the current rising rate environment.

As stated, net loans receivable increased $12.5 million to $284.2 million during the period ended March 31, 2006. The Company has experienced positive growth trends in its residential construction, commercial real estate and loans held for sale portfolios. These positive trends were impacted by decreases in the remaining areas of our loan portfolio. The allowance for loan losses was $4.6 million at March 31, 2006 which represents 1.58% of the loan portfolio.

Federal Home Loan Bank stock increased $43 thousand or 2.1% during the first three months of 2006. FHLB stock ownership is a requirement for member banks that utilize FHLB for borrowing funds. The amount of stock owned by each member bank is based on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced a $4.7 million, or 1.7%, decrease during the three months ended March 31, 2006, decreasing from $274.0 million to $269.3 million. The most significant factor attributing to this decrease was a decline in time deposits over $100 thousand of $5.1 million. During the first quarter of 2006 the Company had maturing brokered deposits of $4.1 million. This decrease coupled with a decline in savings accounts was offset by positive growth trends in noninterest bearing demand accounts, interest checking and money market accounts and other time deposits.

The Company utilizes both short-term and long-term borrowings as funding sources. During the period, total borrowings outstanding increased $7.2 million. At March 31, 2006, $31.4 million of the total borrowings of $54.2 million were comprised of Federal Home Loan Bank advances.

At March 31, 2006, total shareholders’ equity was $27.7 million, an increase of $273 thousand from December 31, 2005. Net income for the period was $426 thousand and the Company received $27.7 thousand from the exercise of stock options. These increases were offset by a decrease in unrealized gains on our investment securities, net of tax of $220 thousand.

At March 31, 2006, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended March 31, 2006 and 2005.

Net Income

Uwharrie Capital Corp reported net income of $426 thousand, or $.06 per basic share, for the three months ended March 31, 2006, as compared to $340 thousand, or $.05, for the three months ended March 31, 2005, an increase of $86 thousand, or $.01 per share.

Net Interest Income

As with most financial institutions, the primary component of earnings for our banks, is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the three months ended March 31, 2006 was $3.3 million as compared with $3.0 million during the quarter ending March 31, 2005, resulting in an increase of $257 thousand, or 8.4%. This increase resulted from the increased volume of interest-earning assets coupled with a 9 basis point increase in the net yield on interest-earning assets. The yield on interest earning assets for the current three months was 7.01%. The cost of interest-bearing liabilities increased 111 basis points to 3.23%. The net interest spread decreased 12 basis points to 3.78%. A large majority of our loan portfolio is comprised of adjustable rate loans. These loans reprice each time the Federal Reserve adjusts interest rates. Deposits on the other hand are repriced at maturity. While both our yield and cost experienced increases, the repricing of deposits negatively impacted our net interest spread. The net interest margin for the first three months of 2006 was 4.29%, as compared to 4.20% for the same period in 2005.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2006 and 2005.

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2006	2005	2006	2005	2006	2005
Interest-earning assets:
Loans (1)	$277,949	$263,853	$4,941	$3,969	7.21%	6.10%
Nontaxable loans (2)	4,321	4,005	51	48	7.35%	7.54%
Taxable securities	26,470	20,316	275	215	4.21%	4.29%
Nontaxable securities (2)	10,899	10,795	166	130	9.51%	7.51%
Other (3)	4,137	4,348	44	45	4.31%	4.20%

Total interest-earning assets	323,776	303,317	5,477	4,407	7.01%	6.02%

Interest-bearing liabilities:
Interest-bearing deposits	223,441	207,037	1,604	840	2.91%	1.65%
Short-term borrowings	10,234	8,804	100	44	3.96%	2.03%
Long-term borrowings	39,098	43,643	467	475	4.84%	4.41%

Total interest bearing liabilities	272,773	259,484	2,171	1,359	3.23%	2.12%

Net interest spread	$51,003	$43,833	$3,306	$3,048	3.78%	3.90%

Net interest margin (2) (% of earning assets)					4.29%	4.20%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and interest bearing deposits with banks.

Provision and Allowance for Loan Losses

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

Management uses the risk-grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed and monitored by credit administration. The Company strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of its market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans and does not engage in significant lease financing or highly leveraged transactions. The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. This process includes the maintenance of an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the timely payments on the loan. They are characterized by the distinct possibility that the Company may sustain some losses if the deficiencies are not corrected. A reserve of 15% is generally allocated to these loans. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. A reserve of 50% is generally allocated to loans classified as doubtful. Loans classified as “loss” are considered uncollectible and of such little value that continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, the Company also categorizes loans based upon risk grade and loan type, assigning an allowance allocation based upon each category.

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

The provision for loan losses was $146 thousand and $215 thousand for the quarters ended March 31, 2006 and 2005 respectively, resulting in a decrease of $70 thousand. Net loan charge-offs, were $64 thousand, or .02%, of average loans outstanding for the quarter ended March 31, 2006, compared to $210 thousand, or .08%, of average loans outstanding for the same period in 2005.

Our allowance for loan losses increased to $4.6 million at March 31, 2006 an increase of $81 thousand from December 2005. The allowance expressed as a percentage of total loans decreased from 1.62% at December 31, 2005 to 1.58% at March 31, 2006. During the three month period, total non-performing loans declined $40 thousand, and loans 90 days past due and still accruing interest decreased $133 thousand. Restructured loans, excluding those included in nonperforming loans, amounted to $3.1 million at March 31, 2006, a reduction of $214 thousand since December 31, 2005. The ratio of non-performing loans to total loans decreased from .68% at December 31, 2005 to .64 % at March 31, 2006. The three month period did see a decrease in net loan charge-offs of $146 thousand compared to the same three month period in 2005. Management believes the current level of allowance for loan losses to be adequate at this time. The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets

(In thousands)

	March 31, 2006	December 31, 2005
Nonperforming Assets:
Nonaccrual loans	$1,835	$1,875
Other real estate owned	255	169

Total nonperforming assets	$2,090	$2,044

Accruing loans past due
90 days or more	$206	$339
Allowance for loan losses	4,564	4,482
Allowance for loan losses to total loans	1.58%	1.62%
Allowance for loan losses to nonperforming loans	248.72%	239.09%
Nonperforming loans to total loans	.64%	.68%
Nonperforming assets to total assets	.59%	.58%

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $214 thousand, from $1.0 million for the quarter ended March 31, 2005 to $1.3 million for the same period in 2006. Service charges on deposit accounts produced earnings of $470 thousand for the three months ended March 31, 2006, an increase of $108 thousand, or 29.9%. During the third quarter of 2005, the Company implemented a new non-sufficient funds program. This program along with the growth in deposit accounts generated an increase of $89 thousand in non-sufficient fees. Other service fees and commissions experienced a 22.0% increase for the comparable three month periods. Growth in ATM fees of $19 thousand and investment related fees of $40 thousand enhanced this increase.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2006 was $3.9 million compared to $3.4 million for the same period of 2005, an increase of $431 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $322 thousand, from $1.9 million for the quarter ending March 31, 2005 to $2.2 million for the same period in 2006. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases attributed to this increase. Other noninterest expense increased $90 thousand for the comparable three month periods. The table below reflects the composition of other noninterest expenses.

Other noninterest expenses

(in thousands)

	Three months ended March 31,
	2006	2005
Professional fees and services	$128	$141
Marketing and donations	126	102
Office supplies, printing and postage	123	100
Telephone and data lines	56	53
Electronic banking expenses	148	109
Software amortization and maintenance	76	51
Loan collection expense	56	68
Other	350	350

Total	$1,063	$974

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated for the quarter ended March 31, 2006 totaled $140 thousand compared to $116 thousand in the quarter ended March 31, 2005. The effective tax rate decreased from 25.51% for the period ended March 31, 2005 to 24.69% for the three months ended March 31, 2006, due to an increase in nontaxable income.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.2 million at March 31, 2006, with available credit of $13.0 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $22.9 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $54.2 million at March 31, 2006, compared to $47.0 million at December 31, 2005.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary federal regulators of the Company and its subsidiary banks, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2005.

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

Item 1A. Risk Factors

There has been no change in the risk factors included in the Company’s most recent form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

UWHARRIE CAPITAL CORP
(Registrant)

Date: May 11, 2006	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 11, 2006	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer