Form 10-Q
period 2006-06-30
UWHARRIE CAPITAL CORP
filed 2006-08-14
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,204,832 shares of common stock outstanding as of August 7, 2006.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2006	December 31, 2005*
	(Unaudited)
ASSETS
Cash and due from banks	$13,921,919	$11,438,743
Interest-earning deposits with banks	2,414,282	3,729,940
Federal funds sold	1,790,000	6,200,000
Securities available for sale, at fair value	32,865,301	35,015,878
Loans:
Loans held for sale	3,012,095	3,353,455
Loans held for investment	293,401,014	272,842,420
Less allowance for loan losses	(4,600,515)	(4,482,304)

Net loans	291,812,594	271,713,571

Premises and equipment, net	8,246,648	8,432,296
Interest receivable	1,603,785	1,525,366
Federal Home Loan Bank stock	1,890,200	2,072,200
Bank owned life insurance	5,029,981	4,948,772
Goodwill	987,436	987,436
Other assets	4,968,405	4,125,663

Total assets	$365,530,551	$350,189,865

LIABILITIES
Deposits:
Demand noninterest-bearing	$47,145,692	$47,279,515
Interest checking and money market accounts	87,522,170	83,679,745
Savings deposits	32,401,438	36,689,516
Time deposits, $100,000 and over	51,920,131	38,881,451
Other time deposits	73,539,648	67,445,605

Total deposits	292,529,079	273,975,832

Short-term borrowed funds	11,370,169	7,903,628
Long-term debt	31,699,767	39,103,025
Interest payable	416,925	368,850
Other liabilities	1,427,739	1,385,754

Total liabilities	337,443,679	322,737,089

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,204,832 and 7,138,686 shares, respectively	9,006,040	8,923,357
Additional paid-in capital	12,437,798	12,409,663
Unearned ESOP compensation	(886,631)	(914,088)
Undivided profits	7,572,764	6,705,568
Accumulated other comprehensive income(loss)	(43,099)	328,276

Total shareholders’ equity	28,086,872	27,452,776

Total liabilities and shareholders’ equity	$365,530,551	$350,189,865

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$5,486,706	$4,205,819	$10,478,464	$8,222,929
Investment securities
US Treasury	24,463	24,392	48,705	48,634
US Government agencies and corporations	214,590	125,977	396,573	252,409
State and political subdivisions	176,734	161,626	355,484	321,349
Other	15,087	32,160	70,978	67,317
Interest-earning deposits with banks and Federal funds sold	54,355	44,137	98,336	89,459

Total interest income	5,971,935	4,594,111	11,448,540	9,002,097

INTEREST EXPENSE
Time deposits, $100,000 and over	483,825	270,621	836,163	509,653
Other interest-bearing deposits	1,440,402	694,350	2,691,921	1,295,577
Short-term borrowed funds	198,981	47,570	299,023	91,107
Long-term debt	439,087	487,462	906,275	962,953

Total interest expense	2,562,295	1,500,003	4,733,382	2,859,290

Net interest income	3,409,640	3,094,108	6,715,158	6,142,807
Provision for loan losses	98,500	145,000	244,000	360,000

Net interest income after provision for loan losses	3,311,140	2,949,108	6,471,158	5,782,807

Non-interest income
Service charges on deposit accounts	499,062	392,870	968,811	754,386
Other service fees and commissions	613,761	426,431	1,133,469	852,554
Gain/ (loss) on sale of securities	—	(20,232)	—	(16,272)
Gain/ (loss) on sale fixed assets/other assets	(17,351)	48,938	(17,351)	49,101
Income from mortgage loan sales	102,076	130,590	287,502	308,439
Other income	79,684	69,241	165,925	147,090

Total non-interest income	1,277,232	1,047,838	2,538,356	2,095,298

Non-interest expense
Salaries and employee benefits	2,266,837	1,979,547	4,514,874	3,905,543
Net occupancy expense	181,991	151,582	369,698	305,277
Equipment expense	152,967	164,438	309,470	330,712
Data processing costs	206,147	206,357	406,067	411,544
Other noninterest expense	1,193,870	1,022,887	2,257,689	1,996,710

Total non-interest expense	4,001,812	3,524,811	7,857,798	6,949,786

Income before income taxes	586,560	472,135	1,151,716	928,319

Income taxes	144,956	113,270	284,520	229,620

Net income	$441,604	$358,865	$867,196	$698,699

Net income per common share
Basic	$0.06	$0.05	$0.12	$0.10

Diluted	$0.06	$0.05	$0.12	$0.10

Weighted average shares outstanding
Basic	7,041,067	7,057,093	7,010,038	7,067,103
Diluted	7,127,656	7,230,843	7,119,863	7,241,138

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2005	7,138,686	$8,923,357	$12,409,663	$(914,088)	$6,705,568	$328,276	$27,452,776
Net income	—	—	—	—	867,196	—	867,196
Other comprehensive income	—	—	—	—	—	(371,375)	(371,375)
Release of ESOP shares	—	—	19,598	27,457	—	—	47,055
Common stock issued pursuant to:
Stock options exercised	90,010	112,513	91,642	—	—	—	204,155
Repurchase of common stock	(23,864)	(29,830)	(115,263)	—	—	—	(145,093)
Stock option compensation expense	—	—	32,158	—	—	—	32,158

Balance, June 30, 2006	7,204,832	$9,006,040	$12,437,798	$(886,631)	$7,572,764	$(43,099)	$28,086,872

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$867,196	$698,699
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation	316,319	325,300
Net amortization of security premiums/discounts	(7,133)	13,040
Provision for loan losses	244,000	360,000
Net realized loss on available for sale securities	—	16,272
Income from mortgage loan sales	(287,502)	(308,439)
Proceeds from sales of loans held for sale	24,144,533	22,281,258
Origination of loans held for sale	(24,198,391)	(22,824,822)
Loss on sale of premises, equipment and other assets	(2,071)	(163)
Increase in cash surrender value of life insurance	(81,209)	(79,500)
Loss on sales of other real estate	(15,280)	(48,938)
Release of ESOP shares	47,055	43,923
Stock option expense	32,158	—
Net change in interest receivable	(78,419)	(125,997)
Net change in other assets	(317,941)	171,599
Net change in interest payable	48,075	60,491
Net change in other liabilities	41,985	210,499

Net cash provided by operating activities	753,375	793,222

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	2,939,256	1,370,181
Purchase of securities available for sale	(1,385,939)	(1,473,563)
Net (increase) decrease in loans	(20,263,836)	176,621
Proceeds from sale of premises, equipment and other assets	—	655
Purchase of premises and equipment	(132,742)	(239,159)
Proceeds from sales of other real estate	171,812	133,938

Net cash used in investing activities	(18,671,449)	(31,327)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	18,553,247	(1,977,864)
Net increase (decrease) in short-term borrowed funds	3,466,541	6,319,048
Net increase (decrease) in long-term debt	(7,403,258)	(7,403,258)
Repurchases of common stock	(145,093)	(517,849)
Net proceeds from issuance of common stock	204,155	124,480

Net cash provided (used) by financing activities	14,675,592	(3,455,443)

Decrease in cash and cash equivalents	(3,242,482)	(2,693,548)

Cash and cash equivalents, beginning of period	21,368,683	19,574,769

Cash and cash equivalents, end of period	$18,126,201	$16,881,221

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period classifications. These reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$442	$359	$867	$699

Other comprehensive income (loss)
Unrealized holding gains (losses) on Available for sale securities	(246)	402	(604)	(108)
Related tax effect	95	(155)	233	41
Reclassification of loss Recognized in net income	—	20	—	16
Related tax effect	—	(8)	—	(6)

Total other comprehensive income (loss)	(151)	259	(371)	(57)

Comprehensive income	$291	$618	$496	$642

Note 3 – Per Share Data

On September 20, 2005, the Company’s Board of Directors declared a 3% stock dividend payable on November 14, 2005 to shareholders of record on October 20, 2005. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. There were no anti-dilutive stock options outstanding during 2006 or 2005.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per common share	7,041,067	7,057,093	7,010,038	7,067,103
Effect of diluted stock options	86,589	173,750	109,825	174,035

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,127,656	7,230,843	7,119,863	7,241,138

Note 4 – Loans

Loans outstanding at period end: (in thousands)	June 30, 2006	December 31, 2005
Commercial	$36,499	$37,299
Real estate-construction	29,926	21,206
Real estate-residential	123,806	116,926
Real estate-commercial	90,996	83,861
Consumer loans	12,130	13,478
All other loans	44	72

Total	$293,401	$272,842

Analysis of the allowance for loan losses: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$4,564	$4,988	$4,482	$4,983

Provision charged to operations	98	145	244	360

Charge-offs	(110)	(78)	(184)	(298)
Recoveries	49	14	59	24

Net Charge-offs	(61)	(64)	(125)	(274)

Balance at end of period	$4,601	$5,069	$4,601	$5,069

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

The Company had one share-based compensation plan and an ESPP in effect. The compensation cost charged against income for those plans for the six months ended June 30, 2006 was $32 thousand.

During 1996, the Company adopted the 1996 Incentive Stock Option Plan (“SOP”) and the Employee Stock Purchase Plan (“SPP”), under which options to purchase shares of the Company’s common stock may be granted to officers and eligible employees. Options granted under the SOP are exercisable in established increments according to vesting schedules, generally three to five years, and will expire if not exercised within ten years of the date of grant. Options granted under the SPP are fully vested at the date of grant and expire if not exercised within two years of the grant date.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the six months ended June 30, 2006 or 2005.

The following is a summary of stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	663,256	$4.58
Granted	—	—
Exercised	(90,010)	2.27
Forfeited	(48,573)	5.98

Outstanding at June 30, 2006	524,673	4.83	$693

Options exercisable at June 30, 2006	444,804	4.70	645

A summary of the status of the Company’s non-vested stock options as of June 30, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2005	153,505	$1.50
Granted	—	—
Vested	(25,063)	1.47
Forfeited	(48,573)	1.59

Non-vested- June 30, 2006	79,869	1.49

The fair value of stock options vested over the six months ended June 30, 2006 and 2005 was $37 thousand and $11 thousand respectively.

As of June 30, 2006, there was $119 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/ (decrease)) of the adoption of SFAS 123R is as follows:

	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Income before income tax expense	(15,280)	(32,158)
Net Income	(15,280)	(32,158)

Cash flow from operating activities	—	—
Cash flow provided by financing activities	—	—

Basic earnings per share	—	(.01)
Diluted earnings per share	—	(.01)

For the six months ended June 30, 2006, the intrinsic value of options exercised was $349 thousand and $35 thousand for the six months ended June 30, 2005. For the three months ended June 30, 2006, the intrinsic value of options exercised was $302 thousand and $1 thousand for the three months ended June 30, 2005.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the results for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Net income as reported	$359	$699
Add: Stock-based employee compensation expenses included in reported net income, net of related income tax effects	—	—
Less: Stock-based compensation determined under fair value based method of all awards, net of related income taxes	(22)	(88)

Net income, pro forma	$337	$611

Net income per share:
Basic net income per common share
As reported	$.05	$.10
Pro forma	.05	.09
Diluted net income per share
As reported	.05	.10
Pro forma	.05	.08

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2006, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Commitments to extend credit	$65,607
Credit card commitments	7,236
Standby letters of credit	501

Total commitments	$73,344

Note 7 – Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005.

During the six months ended June 30, 2006, total assets increased $15.3 million or 4.4% from $350.2 million to $365.5 million. During the six months, net loans receivable increased $20.1 million or 7.4%, from $271.7 million at December 31, 2005 to $291.8 million at June 30, 2006. This increase, however, was offset by an overall decrease in liquid assets consisting of cash and due from banks, interest earning deposits with banks, federal funds sold and investment securities of $5.4 million. Interest-earning deposits with banks decline $1.3 million, while federal funds sold and investment securities decreased $4.4 million and $2.2 million respectively. These decreases were offset by an increase in cash and due from banks of $2.5 million.

As stated, net loans receivable increased $20.1 million to $291.8 million during the period ended June 30, 2006. The Company has experienced positive growth trends in its residential construction, commercial real estate and residential 1-4 family lending. These positive trends were impacted by decreases in the remaining areas of our loan portfolio. The allowance for loan losses was $4.6 million at June 30, 2006 which represents 1.57% of the loan portfolio.

Federal Home Loan Bank stock decreased $182 thousand or 8.8% during the first six months of 2006. FHLB stock ownership is a requirement for member banks that utilize FHLB for borrowing funds. The amount of stock owned by each member bank is based on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced an $18.5 million or 6.8% increase, increasing from $274 million at December 31, 2005 to $292.5 million at June 30, 2006. The most significant factor attributing to the increase was the growth of $19.1 million in time deposits. Customers that have kept their deposit funds in a liquid position while interest rates have been down are now beginning to invest in longer term time deposits. This fact coupled with the Company beginning an aggressive marketing campaign, while offering attractive interest rates, are the primary reasons for the growth. Interest checking and money market accounts also experienced a positive growth trend for the period. This increase was offset by declines in savings deposits and non interest bearing demand accounts.

The Company utilizes both short-term and long-term borrowings as funding sources. During the period, total borrowings outstanding decreased $3.9 million. At June 30, 2006, $26.4 million of the total borrowings of $43.1 million were comprised of Federal Home Loan Bank advances.

At June 30, 2006, total shareholders’ equity was $28.1 million, an increase of $634 thousand from December 31, 2005. Net income for the period was $867 thousand and the Company received $204 thousand from the exercise of stock options. These increases were offset by a decrease in unrealized gains on our investment securities, net of tax of $371 thousand and by the Company’s repurchase of 23,864 shares of common stock at a cost of $145 thousand.

At June 30, 2006, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended June 30, 2006 and 2005.

Net Income

Uwharrie Capital Corp reported net income of $442 thousand, or $.06 per basic share, for the three months ended June 30, 2006, as compared to $359 thousand, or $.05, for the three months ended June 30, 2005, an increase of $83 thousand or $.01 per share.

Net Interest Income

The Company’s primary source of income, net interest income, increased $315 thousand or 10.2% for the period ending June 30, 2006, as compared to the same period for 2005. Increased levels of interest earning assets, coupled with interest rate increases by the Federal Reserve Bank during the past year are the contributing factors for this increase. Refer to the six month discussion on page 17 for further information

Provision and Allowance for Loan Losses

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

The provision for loan losses was $99 thousand and $145 thousand for the quarters ended June 30, 2006 and 2005 respectively, resulting in a decrease of $46 thousand. Net loan charge-offs, were $61 thousand, or .02%, of average loans outstanding for the quarter ended June 30, 2006, compared to $64 thousand, or .02%, of average loans outstanding for the same period in 2005.

Our allowance for loan losses increased to $4.6 million at June 30, 2006 an increase of $118 thousand from December 2005. The allowance expressed as a percentage of total loans decreased from 1.62% at December 31, 2005 to 1.55% at June 30, 2006. During the six month period, total non-performing loans declined $362 thousand and loans 90 days past due and still accruing interest decreased $20 thousand. Restructured loans, excluding those included in nonperforming loans, amounted to $3.5 million at June 30, 2006, an increase of $160 thousand since December 31, 2005. The ratio of non-performing loans to total loans decreased from .68% at December 31, 2005 to .51 % at June 30, 2006. The six month period did see a decrease in net loan charge-offs of $149 thousand compared to the same six month period in 2005. Management believes the current level of allowance for loan losses to be adequate at this time. The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets (In thousands)	June 30, 2006	December 31, 2005
Nonperforming Assets:
Nonaccrual loans	$1,513	$1,875
Other real estate owned	245	169

Total nonperforming assets	$1,758	$2,044

Accruing loans past due 90 days or more	$319	$339
Allowance for loan losses	4,601	4,482
Allowance for loan losses to total loans	1.55%	1.62%
Allowance for loan losses to nonperforming loans	304.10%	239.09%
Nonperforming loans to total loans	.51%	.68%
Nonperforming assets to total assets	.48%	.58%

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $229 thousand, from $1.0 million for the quarter ended June 30, 2005 to $1.3 million for the same period in 2006. Service charges on deposit accounts produced earnings of $499 thousand for the three months ended June 30, 2006, an increase of $106 thousand, or 27.0%. During the third quarter of 2005, the Company implemented a new non-sufficient funds program. This program along with the growth in deposit accounts generated an increase of $85 thousand in non-sufficient fees. Other service fees and commissions experienced a 43.9% increase for the comparable three month periods. Growth in ATM fees of $19 thousand and investment related fees of $112 thousand enhanced this increase.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2006 was $4.0 million compared to $3.5 million for the same period of 2005, an increase of $477 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $287 thousand, from $2.0 million for the quarter ending June 30, 2005 to $2.3 million for the same period in 2006. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases attributed to this increase. Other noninterest expense increased $171 thousand for the comparable three month periods. The table below reflects the composition of other noninterest expenses.

Other noninterest expenses (in thousands)	Three months ended June 30,
	2006	2005
Professional fees and services	$170	$152
Marketing and donations	166	125
Office supplies, printing and postage	128	115
Telephone and data lines	52	48
Electronic banking expenses	134	122
Software amortization and maintenance	87	59
Loan collection expense	57	67
Other	400	335

Total	$1,194	$1,023

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated for the quarter ended June 30, 2006 totaled $145 thousand compared to $113 thousand in the quarter ended June 30, 2005. The effective tax rate increased from 24.0% for the period ended June 30, 2005 to 24.7% for the three months ended June 30, 2006 due to a relative decrease in nontaxable income compared to total taxable income.

Comparison of Results of Operations For the Six Months Ended June 30, 2006 and 2005.

Net Income

Uwharrie Capital Corp reported net income of $867 thousand, or $.12 per basic share, for the six months ended June 30, 2006, as compared to $699 thousand, or $.10, for the six months ended June 30, 2005, an increase of $168 thousand, or $.02 per share.

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

Net interest income for the six months ended June 30, 2006 was $6.7 million as compared with $6.1 million during the six months ended June 30, 2005, resulting in an increase of $572 thousand, or 9.32%. This increase resulted from the increased volume of interest-earning assets coupled with a 100 basis point increase in the overall yield on interest-earning assets. The yield on interest earning assets for the current six months was 7.12%. The cost of interest-bearing liabilities increased 117 basis points to 3.42%. The net interest spread decreased 18 basis points to 3.69%. A large majority of our loan portfolio is comprised of adjustable rate loans. These loans reprice each time the Federal Reserve adjusts interest rates. Deposits on the other hand are repriced at maturity. While both our yield and cost experienced increases, the repricing of deposits negatively impacted our net interest spread. The net interest margin for the first six months of 2006 was 4.23%, as compared to 4.21% for the same period in 2005.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2006 and 2005.

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2006	2005	2006	2005	2006	2005
Interest-earning assets:
Loans (1)	$286,044	$261,574	$10,377	$8,127	7.32%	6.27%
Nontaxable loans (2)	4,279	3,972	101	96	7.35%	7.54%
Taxable securities	24,709	19,668	580	428	4.73%	4.39%
Nontaxable securities (2)	11,613	10,762	292	262	9.51%	7.51%
Other (3)	3,769	7,183	98	89	5.24%	2.50%

Total interest-earning assets	330,414	303,159	11,448	9,002	7.12%	6.12%

Interest-bearing liabilities:
Interest-bearing deposits	229,050	204,824	3,528	1,805	3.11%	1.78%
Short-term borrowings	13,167	9,152	299	91	4.58%	2.01%
Long-term borrowings	36,577	42,526	906	963	4.99%	4.57%

Total interest bearing liabilities	278,794	256,502	4,733	2,859	3.42%	2.25%

Net interest spread	$51,620	$46,657	$6,715	$6,143	3.69%	3.87%

Net interest margin (2) (% of earning assets)					4.23%	4.21%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and interest bearing deposits with banks.

Noninterest Income

Total noninterest income increased $443 thousand, from $2.1 million for the six months ended June 30, 2005 to $2.5 million for the same period in 2006. Service charges on deposit accounts produced earnings of $969 thousand for the six months ended June 30, 2006, an increase of $214 thousand, or 28%. The growth in deposit accounts coupled with the previously mentioned new non-sufficient funds program generated an increase of $169 thousand in non-sufficient funds. Other service fees and commissions experienced a 33.0% increase for the comparable six month periods. Growth in ATM and MasterCard fees of $53 thousand and investment related fees of $152 thousand enhanced this increase.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2006 was $7.8 million compared to $6.9 million for the same period of 2005, an increase of $908 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $609 thousand. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases attributed to this increase. Other noninterest expense increased $261 thousand for the comparable six month periods. The table below reflects the composition of other noninterest expenses.

Other noninterest expenses (in thousands)	Six months ended June 30,
	2006	2005
Professional fees and services	$298	$293
Marketing and donations	292	227
Office supplies, printing and postage	251	215
Telephone and data lines	108	101
Electronic banking expenses	282	231
Software amortization and maintenance	163	110
Loan collection expense	113	135
Other	751	685

Total	$2,258	$1,997

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated for the six months ended June 30, 2006 totaled $285 thousand compared to $230 thousand in the six months ended June 30, 2005. The effective tax rate was 24.7% for both periods

Liquidity and Capital Resources

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.2 million at June 30, 2006, with available credit of $19.9 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $35.4 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $43.1 million at June 30, 2006, compared to $47.0 million at December 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2006.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2006 Through April 30, 2006	23,864	$6.08	—	$—

May 1, 2006 Through May 31, 2006	—	$—	—	$—

June 1, 2006 Through June 30, 2006	—	$—	—	$—

Total	23,864	$6.08	—	—

(1)	Trades of the Company’s stock occur in the Over-the-Counter marketplace from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. This is not a publicly announced plan. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On April 18, 2006 the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $145,093 of its common stock during the second quarter of 2006. This resolution is under a Stock Repurchase Plan that is contingent upon maintaining a well capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction or when repurchases would exceed the quarterly allocation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on Tuesday, May 2, 2006 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated March 22, 2006, (1) to elect six (6) directors of the Company to three (3) year terms, and to elect one (1) director of the Company to two (2) year term; and (2) to approve the 2006 Stock Option Plan; (3) to approve the 2006 Employees Stock Option Plan; and (4) to ratify the appointment of the Company’s independent public accountants for 2006, were approved by the shareholders as listed below. There were no other matters submitted for vote of the shareholders at this meeting.

Proposal (1) To elect six (6) directors to a three (3) year term. Votes for each nominee were as follows:

Nominee	For	Withheld
Joseph R. Klutz, Jr.	4,582,678	125,962
James E. Nance	4,575,453	133,187
Emmett S. Patterson	4,681,775	26,865
Michael E. Snyder, Sr.	4,648,185	60,455
Douglas L. Stafford	4,684,465	24,175
Emily M. Thomas	4,684,465	24,175

Proposal (1) To elect one (1) director to a two (2) year term. Votes for each nominee were as follows:

Nominee	For	Withheld
Charles F. Geschickter, III	4,684,465	24,175

The following eleven directors continued in office: Robert P. Barbee, Joe S. Brooks, Thomas M. Hearne, Jr., B. Franklin Lee, W. Chester Lowder, John P. Murray, M.D., Timothy J. Propst, Susan J. Rourke, Donald P. Scarborough, John W. Shealy, Jr., and Hugh E. Wallace.

Proposal (2) To approve the 2006 Incentive Stock Option Plan.

For	3,660,580
Against	366,268
Abstain	110,582

Proposal (3) To approve the 2006 Employee Stock Purchase Plan.

For	3,737,460
Against	244,805
Abstain	155,165

Proposal (4) To ratify the appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2006.

For	4,675,234
Against	7,103
Abstain	26,303

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13{a} – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13{a} – 14(a)

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: August 11, 2006	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer