Form 10-Q
period 2006-09-30
UWHARRIE CAPITAL CORP
filed 2006-11-14
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,204,832 shares of common stock outstanding as of November 7, 2006.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2006 (Unaudited)	December 31, 2005*
Assets
Cash and due from banks	$13,531,951	$11,438,743
Interest-earning deposits with banks	4,988,032	3,729,940
Federal funds sold	16,125,000	6,200,000
Securities available for sale, at fair value	36,336,232	35,015,878
Loans:
Loans held for sale	1,590,250	3,353,455
Loans held for investment	291,553,051	272,842,420
Less allowance for loan losses	(3,192,008)	(4,482,304)

Net loans	289,951,293	271,713,571

Premises and equipment, net	8,624,832	8,432,296
Interest receivable	1,783,782	1,525,366
Federal Home Loan Bank stock	1,980,200	2,072,200
Bank owned life insurance	5,070,331	4,948,772
Goodwill	987,436	987,436
Other assets	4,612,703	4,125,663

Total assets	$383,991,792	$350,189,865

Liabilities
Deposits:
Demand noninterest-bearing	$49,430,838	$47,279,515
Interest checking and money market accounts	91,408,148	83,679,745
Savings deposits	30,612,878	36,689,516
Time deposits, $100,000 and over	52,854,567	38,881,451
Other time deposits	80,294,892	67,445,605

Total deposits	304,601,323	273,975,832

Short-term borrowed funds	14,773,294	7,903,628
Long-term debt	33,698,127	39,103,025
Interest payable	435,338	368,850
Other liabilities	1,394,443	1,385,754

Total liabilities	354,902,525	322,737,089

Off balance sheet items, commitments and contingencies (Note 6)

Shareholders’ equity
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,204,832 and 7,138,686 shares, respectively	9,006,040	8,923,357
Common stock dividend distributable	270,180	—
Additional paid-in capital	13,467,946	12,409,663
Unearned ESOP compensation	(872,902)	(914,088)
Undivided profits	6,950,645	6,705,568
Accumulated other comprehensive income	267,358	328,276

Total shareholders’ equity	29,089,267	27,452,776

Total liabilities and shareholders’ equity	$383,991,792	$350,189,865

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$5,728,748	$4,481,064	$16,207,212	$12,703,993
Investment securities
US Treasury	24,713	24,627	73,418	73,261
US Government agencies and corporations	212,823	129,985	609,396	382,394
State and political subdivisions	160,227	163,786	515,711	485,135
Other	33,193	25,721	104,171	93,038
Interest-earning deposits with banks and federal funds sold	252,757	60,869	351,093	150,328

Total interest income	6,412,461	4,886,052	17,861,001	13,888,149

Interest expense
Time deposits, $100,000 and over	628,285	295,144	1,464,448	804,797
Other interest-bearing deposits	1,685,805	883,306	4,377,726	2,178,883
Short-term borrowed funds	197,976	54,339	496,999	145,446
Long-term debt	448,385	497,536	1,354,660	1,460,489

Total interest expense	2,960,451	1,730,325	7,693,833	4,589,615

Net interest income	3,452,010	3,155,727	10,167,168	9,298,534
Provision for loan losses	54,000	210,000	298,000	570,000

Net interest income after provision for loan losses	3,398,010	2,945,727	9,869,168	8,728,534

Noninterest income
Service charges on deposit accounts	507,749	470,419	1,476,560	1,224,805
Other service fees and commissions	579,000	443,180	1,712,469	1,295,734
Gain/ (loss) on sale of securities	—	—	—	(16,272)
Gain/ (loss) on sale fixed assets/other assets	(8,522)	(11,194)	(25,873)	37,907
Income from mortgage loan sales	281,071	147,027	568,573	455,466
Other income	77,650	71,653	243,575	218,743

Total noninterest income	1,436,948	1,121,085	3,975,304	3,216,383

Noninterest expense
Salaries and employee benefits	2,242,446	2,005,683	6,757,320	5,911,226
Net occupancy expense	174,663	164,940	544,361	470,217
Equipment expense	161,758	158,348	471,228	489,060
Data processing costs	273,830	212,088	679,897	623,632
Other noninterest expense	1,047,250	1,043,115	3,304,939	3,039,825

Total noninterest expense	3,899,947	3,584,174	11,757,745	10,533,960

Income before income taxes	935,011	482,638	2,086,727	1,410,957

Income taxes	281,880	132,300	566,400	361,920

Net income	$653,131	$350,338	$1,520,327	$1,049,037

Net income per common share
Basic	$0.09	$0.05	$0.21	$0.14

Diluted	$0.09	$0.05	$0.21	$0.14

Weighted average common shares outstanding
Basic	7,263,896	7,228,184	7,238,892	7,261,952
Diluted	7,373,263	7,401,426	7,348,562	7,439,181

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Common Stock Dividend Distributable	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total

	Shares	Amount
Balance, December 31, 2005	7,138,686	$8,923,357	—	$12,409,663	$(914,088)	$6,705,568	$328,276	$27,452,776
Net Income	—	—	—	—	—	1,520,327	—	1,520,327
Other comprehensive loss	—	—	—	—	—	—	(60,918)	(60,918)
Release of ESOP shares	—	—	—	29,397	41,186	—	—	70,583
Common Stock issued pursuant to:
3% stock dividend	—	—	270,180	1,005,070	—	(1,275,250)	—	—
Stock options exercised	90,010	112,513	—	91,642	—	—	—	204,155
Repurchase of common stock	(23,864)	(29,830)	—	(115,263)	—	—	—	(145,093)
Stock compensation expense	—	—	—	47,437	—	—	—	47,437

Balance, September 30, 2006	7,204,832	$9,006,040	$270,180	$13,467,946	$(872,902)	$6,950,645	$267,358	$29,089,267

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$1,520,327	$1,049,037
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation	472,578	482,099
Net amortization of security premiums/discounts	(18,556)	25,322
Provision for loan losses	298,000	570,000
Net realized loss on available for sale securities	—	16,272
Income from mortgage loan sales	(568,573)	(455,466)
Proceeds from sales of loans held for sale	31,475,001	27,791,690
Origination of loans held for sale	(29,143,222)	(28,893,276)
(Gain)loss on sale of premises, equipment and other assets	(2,071)	5,505
Increase in cash surrender value of life insurance	(121,559)	(119,250)
(Gain)loss on sales of other real estate	23,802	(43,412)
Release of ESOP shares	70,583	63,264
Stock compensation expense	47,437	—
Net change in interest receivable	(258,416)	(165,937)
Net change in other assets	(319,164)	220,157
Net change in interest payable	66,488	29,818
Net change in other liabilities	8,689	177,577

Net cash provided by operating activities	3,551,344	753,400

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	5,619,741	1,392,708
Purchase of securities available for sale	(7,020,681)	(3,506,626)
Net increase in loans	(20,561,070)	(3,687,977)
Proceeds from sale of premises, equipment and other assets	—	4,950
Purchase of premises and equipment	(667,185)	(676,531)
Proceeds from sales of other real estate	204,830	1,140,554

Net cash used in investing activities	(22,424,365)	(5,332,922)

Cash flows from financing activities
Net increase in deposit accounts	30,625,491	17,615,883
Net increase (decrease) in short-term borrowed funds	6,869,666	(785,325)
Net decrease in long-term debt	(5,404,898)	(3,404,613)
Repurchases of common stock	(145,093)	(1,144,726)
Net proceeds from issuance of common stock	204,155	324,756

Net cash provided by financing activities	32,149,321	12,605,975

Increase in cash and cash equivalents	13,276,300	8,026,453

Cash and cash equivalents, beginning of period	21,368,683	19,574,769

Cash and cash equivalents, end of period	$34,644,983	$27,601,222

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$653	$350	$1,520	$1,049

Other comprehensive income (loss)
Unrealized holding gains (losses) on Available for sale securities	505	(456)	(99)	(564)
Related tax effect	(195)	176	38	217
Reclassification of loss
Recognized in net income	—	—	—	16
Related tax effect	—	—	—	(6)

Total other comprehensive income (loss)	310	(280)	(61)	(337)

Comprehensive income	$963	$70	$1,459	$712

Note 3 – Per Share Data

On September 19, 2006, the Company’s Board of Directors declared a 3% stock dividend payable on November 14, 2006 to shareholders of record on October 20, 2006. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. There were no anti-dilutive stock options outstanding during 2006 or 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per common share	7,263,896	7,228,184	7,238,892	7,261,952

Effect of diluted stock options	109,367	173,242	109,670	177,229

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,373,263	7,401,426	7,348,562	7,439,181

Note 4 – Loans

Loans outstanding at period end: (in thousands)	September 30, 2006	December 31, 2005
Commercial	$36,387	$37,299
Real estate-construction	30,148	21,206
Real estate-residential	121,986	116,926
Real estate-commercial	90,977	83,861
Consumer loans	11,953	13,478
All other loans	102	72

Total	$291,553	$272,842

Analysis of the allowance for loan losses: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$4,601	$5,069	$4,482	$4,983

Provision charged to operations	54	210	298	570

Charge-offs	(1,467)	(983)	(1,651)	(1,281)
Recoveries	4	95	63	119

Net Charge-offs	(1,463)	(888)	(1,588)	(1,162)

Balance at end of period	$3,192	$4,391	$3,192	$4,391

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

During 1996, the Company adopted the 1996 Incentive Stock Option Plan (“SOP”) and the Employee Stock Purchase Plan (“SPP”), under which options to purchase shares of the Company’s common stock may be granted to officers and eligible employees. Options granted under the SOP are exercisable in established increments according to vesting schedules, generally three to five years, and will expire if not exercised within ten years of the date of grant. Options granted under the SPP are fully vested at the date of grant and expire if not exercised within two years of the grant date. The compensation cost charged against income for those plans for the nine months ended September 30, 2006 was $47 thousand.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the nine months ended September 30, 2006. There was one grant for 37,046 shares during the nine months ended September 30, 2005 that has since been forfeited.

The following is a summary of stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	683,124	$4.45
Granted	—	—
Exercised	(92,699)	2.19
Forfeited	(50,353)	5.81

Outstanding at September 30, 2006	540,072	4.69	$653

Options exercisable at September 30, 2006	457,808	4.56	613

A summary of the status of the Company’s non-vested stock options as of September 30, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2005	158,080	$1.46
Granted	—	—
Vested	(25,463)	1.43
Forfeited	(50,353)	1.54

Non-vested September 30, 2006	82,264	1.45

The fair value of stock options vested over the nine months ended September 30, 2006 and 2005 was $37 thousand and $101 thousand respectively.

As of September 30, 2006, there was $128 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Income before income tax expense	(15,280)	(47,437)
Net Income	(15,280)	(47,437)

Cash flow from operating activities	—	—
Cash flow provided by financing activities	—	—

Basic earnings per share	—	(.01)
Diluted earnings per share	—	(.01)

For the nine months ended September 30, 2006, the intrinsic value of options exercised was $343 thousand and $46 thousand for the nine months ended September 30, 2005. For the three months ended September 30, 2006 there were no options exercised. The intrinsic value of the options exercised for the three months ended September 30, 2005 was $11 thousand.

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the results for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months ended	Nine Months ended
	September 30, 2005
Net income as reported	$350	$1,049
Add: Stock-based employee compensation expenses included in reported net income, net of related income tax effects	—	—
Less: Stock-based compensation determined under fair value based method of all awards, net of related income taxes	(22)	(109)

Net income, pro forma	$328	$940

Net income per share:
Basic net income per common share
As reported	$.05	$.14
Pro forma	.05	.13
Diluted net income per share
As reported	.05	.14
Pro forma	.04	.13

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2006, outstanding financial instruments whose contract amounts represent credit risk were approximately (in thousands):

Commitments to extend credit	$69,713
Credit card commitments	7,764
Standby letters of credit	599

Total commitments	$78,076

Note 7 – Recent Accounting Pronouncements

FAS 156

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

FIN 48

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

SAB 108

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on our consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005.

During the nine months ended September 30, 2006, total assets increased $33.8 million or 9.7% from $350.2 million to $384.0 million. During the nine months, net loans receivable increased $18.2 million, or 6.7%, from $271.7 million at December 31, 2005 to $289.9 million at September 30, 2006. Liquid assets consisting of cash and due from banks, interest earning deposits with banks, federal funds sold and investment securities experienced an increase of $14.6 million. The growth in federal funds sold, increasing $9.9 million attributed to the increase in liquid assets.

Federal funds sold experienced an increase of $9.9 million for the period. During the first nine months, the growth in deposits has outpaced the loan growth. As a result, the Company has been investing the excess in short term federal funds sold.

As stated, net loans receivable increased $18.2 million to $289.9 million during the period ended September 30, 2006. The Company has experienced positive growth trends in its residential construction, commercial real estate and residential 1-4 family lending. These positive trends were impacted by decreases in the remaining areas of our loan portfolio. The allowance for loan losses was $3.2 million at September 30, 2006 which represents 1.09% of the loan portfolio.

Federal Home Loan Bank(“FHLB”) stock decreased $92 thousand, or 4.4%, during the first nine months of 2006. FHLB stock ownership is a requirement for member banks that utilize FHLB for borrowing funds. The amount of stock owned by each member bank is based on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced a $30.6 million, or 11.2%, increase, increasing from $274.0 million at December 31, 2005 to $304.6 million at September 30, 2006. The most significant factor contributing to the increase was the growth of $26.8 million in time deposits. Customers that have kept their deposit funds in a liquid position while interest rates have been down are now beginning to invest in longer term time deposits. This fact coupled with the Company beginning an aggressive marketing campaign while offering attractive interest rates, are the primary reasons for the growth. Noninterest bearing demand accounts, interest checking and money market accounts also experienced a positive growth trend for the period. This increase was offset by a decline in savings deposits.

The Company utilizes both short-term and long-term borrowings as funding sources. During the period, total borrowings outstanding increased $1.5 million. At September 30, 2006, $28.4 million of the total borrowings of $48.5 million were comprised of FHLB advances.

At September 30, 2006, total shareholders’ equity was $29.1 million, an increase of $1.6 million from December 31, 2005. Net income for the period was $1.5 million and the Company received $204 thousand from the exercise of stock options. These increases were offset by a decrease in unrealized gains on our investment securities, net of tax of $61 thousand and by the Company’s repurchase of 23,864 shares of common stock at a cost of $145 thousand.

At September 30, 2006, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended September 30, 2006 and 2005.

Net Income

Uwharrie Capital Corp reported net income of $653 thousand, or $.09 per basic share, for the three months ended September 30, 2006, as compared to $350 thousand, or $.05, for the three months ended September 30, 2005, an increase of $303 thousand or $.04 per share.

Net Interest Income

The Company’s primary source of income, net interest income, increased $296 thousand or 9.4% for the period ending September 30, 2006, as compared to the same period for 2005. Increased levels of interest earning assets, coupled with interest rate increases by the Federal Reserve Bank during the past year are the contributing factors for this increase. Refer to the nine month discussion on page 16 for further information.

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

The provision for loan losses was $54 thousand and $210 thousand for the quarters ended September 30, 2006 and 2005 respectively. During 2005 reserves were increased on certain impaired loans that have since been charged off in 2006 resulting in the decrease in the provision for loan loss. For the quarter ended September 30, 2006 net loan charge offs were $1.5 million compared to $888 thousand for the same period in 2005.

Our allowance for loan losses decreased to $3.2 million at September 30, 2006 a decrease of $1.3 million from December 2005. The allowance expressed as a percentage of total loans decreased from 1.62% at December 31, 2005 to 1.09% at September 30, 2006. This 53 basis point decline in the allowance was a direct reflection of the aforementioned chargeoffs of $1.6 million. The Company had three major loan chargeoffs in the third quarter of 2006 representing approximately $1.4 million of the total $1.6 million charged off during the nine month period. These impaired loans that were charged off had significant specific loss reserves assigned to them at December 31, 2005. During the nine month period, total non-performing loans declined $368 thousand and loans 90 days past due and still accruing interest decreased $126 thousand. Restructured loans, excluding those included in nonperforming loans, amounted to $2.2 million at September 30, 2006, a decrease of $1.1 million since December 31, 2005. The ratio of non-performing loans to total loans decreased from .68% at December 31, 2005 to .51% at September 30, 2006. The nine month period did see an increase in net loan charge-offs of $426 thousand compared to the same nine month period in 2005. After a detailed analytical review of the loan portfolio management believes the current level of allowance for loan losses to be adequate at this time. The following table sets forth information with respect to nonperforming assets for the dates indicated.

Schedule of Nonperforming Assets (In thousands)	September 30, 2006	December 31, 2005
Nonperforming Assets:
Nonaccrual loans	$1,507	$1,875
Other real estate owned	203	169

Total nonperforming assets	$1,710	$2,044

Accruing loans past due
90 days or more	$213	$339
Allowance for loan losses	3,192	4,482
Allowance for loan losses to total loans	1.09%	1.62%
Allowance for loan losses to nonperforming loans	211.8%	239.09%
Nonperforming loans to total loans	.51%	.68%
Nonperforming assets to total assets	.43%	.58%

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $316 thousand, from $1.1 million for the quarter ended September 30, 2005 to $1.4 million for the same period in 2006. Service charges on deposit accounts produced earnings of $508 thousand for the three months ended September 30, 2006, an increase of $37 thousand, or 7.9%. During the third quarter of 2005, the Company implemented a new non-sufficient funds program. This program along with the growth in deposit accounts generated an increase of $36 thousand in fee income. Other service fees and commissions experienced a 30.7% increase for the comparable three month periods. Growth in electronic banking fees of $24 thousand and investment related fees of $93 thousand enhanced this increase. Also contributing to the growth in noninterest income was an increase of $134 thousand in mortgage loan sales.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2006 was $3.9 million compared to $3.6 million for the same period of 2005, an increase of $316 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $237 thousand, from $2.0 million for the quarter ending September 30, 2005 to $2.2 million for the same period in 2006. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases attributed to this increase. Data processing costs increased $62 thousand for the three month period resulting from growth in our transaction accounts. Other noninterest expense was $1.0 million for each of the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense (in thousands)	Three months ended September 30,
	2006	2005
Professional fees and services	$158	$138
Marketing and donations	165	118
Office supplies, printing and postage	100	63
Telephone and data lines	55	49
Electronic banking expenses	150	112
Software amortization and maintenance	101	71
Loan collection expense	34	87
Other	284	405

Total	$1,047	$1,043

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated for the quarter ended September 30, 2006 totaled $282 thousand compared to $132 thousand in the quarter ended September 30, 2005. The effective tax rate increased from 27.4% for the period ended September 30, 2005 to 30.1% for the three months ended September 30, 2006 due primarily to the decrease in the level of nontaxable income compared to total taxable income in the 2006 period versus the 2005 period.

Comparison of Results of Operations For the Nine Months Ended September 30, 2006 and 2005.

Net Income

Uwharrie Capital Corp reported net income of $1.5 million, or $.21 per basic share, for the nine months ended September 30, 2006, as compared to $1.0 million, or $.14, for the nine months ended September 30, 2005, an increase of $471 thousand, or $.07 per share.

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

Net interest income for the nine months ended September 30, 2006 was $10.2 million as compared with $9.3 million during the nine months ended September 30, 2005, resulting in an increase of $869 thousand, or 9.3%. This increase resulted from the increased volume of interest-earning assets coupled with a 95 basis point increase in the overall yield on interest-earning assets. The yield on interest earning assets for the current nine months was 7.19%. The cost of interest-bearing liabilities increased 120 basis points to 3.58%. The net interest spread decreased 25 basis points to 3.61%. A large majority of our loan portfolio is comprised of adjustable rate loans. These loans reprice each time the Federal Reserve adjusts interest rates, however, deposits are repriced at maturity. The net interest margin for the first nine months of 2006 was 4.15%, as compared to 4.22% for the same period in 2005.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2006 and 2005.

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2006	2005	2006	2005	2006	2005
Interest-earning assets:
Loans (1)	$288,518	$262,055	$16,055	$12,562	7.44%	6.41%
Nontaxable loans (2)	4,240	3,937	152	142	7.37%	7.43%
Taxable securities	24,542	19,791	862	638	4.70%	4.31%
Nontaxable securities (2)	11,744	10,824	441	396	7.73%	7.53%
Other (3)	8,925	7,192	351	150	5.26%	2.79%

Total interest-earning assets	337,969	303,799	17,861	13,888	7.19%	6.24%

Interest-bearing liabilities:
Interest-bearing deposits	237,452	205,947	5,842	2,984	3.29%	1.94%
Short-term borrowings	14,279	9,830	497	145	4.65%	1.97%
Long-term borrowings	35,424	41,714	1,355	1,460	5.11%	4.68%

Total interest bearing liabilities	287,155	257,491	7,694	4,589	3.58%	2.38%

Net interest spread	$50,814	$46,308	$10,167	$9,299	3.61%	3.86%

Net interest margin (2) (% of earning assets)					4.15%	4.22%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 35% tax rate.
(3)	Includes federal funds sold and interest bearing deposits with banks.

Noninterest Income

Total noninterest income increased $759 thousand, from $3.2 million for the nine months ended September 30, 2005 to $4.0 million for the same period in 2006. Service charges on deposit accounts produced earnings of $1.5 million for the nine months ended September 30, 2006, an increase of $252 thousand, or 20.6%. The growth in deposit accounts coupled with the previously mentioned new non-sufficient funds program generated an increase of $206 thousand in fee income. Other service fees and commissions experienced a 32.2% increase for the comparable nine month periods. The Company’s electronic banking products including ATM’s, debit cards, and internet banking have all experienced growth in both number of accounts and usage. The electronic banking fees increased $77 thousand for the nine month period as a result of this growth. Investment related fees also increased $293 thousand.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2006 was $11.8 million compared to $10.5 million for the same period of 2005, an increase of $1.3 million. Salaries and employee benefits, the largest component of noninterest expense, increased $846 thousand. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases attributed to this increase. Other noninterest expense increased $265 thousand for the comparable nine month periods. The growth discussed previously in the electronic banking products carries over to the expense with electronic banking expense increasing $89 thousand for the comparable nine month period. Marketing and donations also experienced an increase of $112 thousand for the period resulting from several successful advertising campaigns. The table below reflects the composition of other noninterest expense.

Other noninterest expense (in thousands)	Nine months ended September 30,
	2006	2005
Professional fees and services	$456	$431
Marketing and donations	457	345
Office supplies, printing and postage	351	326
Telephone and data lines	163	150
Electronic banking expenses	432	343
Software amortization and maintenance	264	181
Loan collection expense	147	222
Other	1,035	1,042

Total	$3,305	$3,040

Income Tax Expense

Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities and tax advantaged loans. Income tax expense calculated for the nine months ended September 30, 2006 totaled $566 thousand compared to $362 thousand in the nine months ended September 30, 2005. The effective tax rate for 2006 was 27.1% compared to 25.7% in 2005. The increase in the effective tax rate resulted from the growth in taxable income outpacing the growth in nontaxable income.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.2 million at September 30, 2006, with available credit of $20.2 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $37.4 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $48.5 million at September 30, 2006, compared to $47.0 million at December 31, 2005.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 7, 2006	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer