Form 10-K
period 2006-12-31
UWHARRIE CAPITAL CORP
filed 2007-03-30
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $39,001,148

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 7,433,655 shares of common stock outstanding as of March 1, 2007:

Documents Incorporated by Reference.

Portions of the Registrant’s 2006 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement dated March 30, 2007 are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 and (ii) the Registrant’s Proxy Statement dated March 30, 2007 for the Annual Meeting of Shareholders to be held May 8, 2007 filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key
AR	Annual Report to Shareholders for the fiscal year ended December 31, 2006.

Proxy	Proxy Statement dated March 30, 2007 for Annual Meeting of Shareholders to be held May 8, 2007.

10-K	10-K for the fiscal year ended December 31, 2006.

PART I

Item 1.	Business

Uwharrie Capital Corp (the "Company") is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (“Stanly"), a North Carolina commercial bank chartered on September 28, 1983 and its three wholly-owned subsidiaries, The Strategic Alliance Corporation ("Strategic Alliance"), BOS Agency, Inc. ("BOS Agency") and Gateway Mortgage, Inc. (“Gateway”), a mortgage brokerage company acquired in August 2000. The Company also owns three non-bank subsidiaries, Strategic Investment Advisors, Inc. formed in 1999, Uwharrie Statutory Trust I formed in 2002 and Uwharrie Mortgage, Inc. formed in 2004.

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of the Company. The savings bank operates under the name Anson Bank & Trust Co. (“Anson”).

During 2002, the Company expanded its service area into the Cabarrus County market with two banking offices of Stanly. On April 10, 2003 the Company capitalized a new wholly-owned subsidiary bank, Cabarrus Bank & Trust Company (“Cabarrus”) and together with Stanly and Anson, the “Banks”). As of that date, Cabarrus purchased the two branch offices of Stanly located in Cabarrus County in order to commence operation.

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

At December 31, 2006 the Company and related subsidiaries had 133 full-time and 32 part-time employees.

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

Anson, acquired by the Company on January 19, 2000, was originally chartered in 1889 as Anson Building and Loan Association, a North Carolina chartered mutual savings institution. Later changed to Anson Savings Bank, it was converted to a stock chartered institution in June 1998. As a subsidiary of the Company, Anson provides the same level of financial services to the Anson Country market as those of Stanly described above. Its main office and banking location is 211 S. Greene Street in Wadesboro, North Carolina.

Cabarrus, which opened on April 10, 2003, is a full-service commercial bank located in Cabarrus County. Its main office is located at 25 Palaside Drive, NE in Concord, North Carolina and it operates another branch in Mt. Pleasant, North Carolina. As a subsidiary of the Company, Cabarrus provides the same level of financial services as the Company’s other banking subsidiaries.

Non-bank Subsidiaries

Stanly has three wholly-owned subsidiaries, BOS Agency, Strategic Alliance and Gateway. BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the Securities and Exchange Commission and registered with the National Association of Securities Dealers (“NASD”) as a securities broker-dealer. Gateway is a mortgage brokerage company, acquired by Stanly in 2000.

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

Impact of Technological Advances; Upgrade to Company's Infrastructure

The banking industry is undergoing, and management believes it will continue to undergo, technological changes with frequent introductions of new technology-driven products and services, such as internet banking. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company's operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures. At the same time, the Company anticipates that it will expand its array of technology-based products to its customers.

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

The merger or consolidation of the Company with another bank holding company, or the acquisition by the Company of the stock or assets of another bank, or the assumption of liability by the Company to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. This decision is based upon a consideration of statutory factors similar to those outlined above with respect to the BHC Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHC Act and/or the North Carolina Banking Commission may be required.

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

In addition, a bank holding company is prohibited generally from engaging in non-banking activities, or acquiring five percent or more of any class of voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

-	making or servicing loans;

-	performing certain data processing services;

-	providing discount brokerage services;

-	acting as fiduciary, investment or financial advisor;

-	leasing personal or real property;

-	making investments in corporations or projects designed primarily to promote community welfare; and

-	acquiring a savings and loan association.

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

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. The Company has not elected to become a financial holding company.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Banks, the Company, any subsidiary of the Company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tying arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

Regulation of the Banks

The Banks are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material affect on the business of the Company and the Banks.

State Law. The Banks are subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Banks. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to a per depositor maximum of $250,000 for retirement accounts and $100,000 for all other accounts through the Deposit Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Deposit Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off- balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off- balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2006, Stanly was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 12.15% and 13.36% respectively. As of December 31, 2006, Anson was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 12.43% and 13.49% respectively. As of December 31, 2006 Cabarrus was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 10.17% and 10.97% respectively.

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

FDICIA also provides for increased funding of the FDIC insurance fund and the implementation of risk-based premiums.

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

Check 21. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. This law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•

requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Under CRA regulations, banks with assets of less than $1 billion are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank’s loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Banks’ assessment areas; the Banks’ record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Banks’ loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Banks’ record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

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

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank and a savings bank, the Company is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve Board, which acts as the nation’s central bank can directly affect money supply and, in general, affect a bank’s lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are not members of the Federal Reserve System but are subject to reserve requirements imposed by the Federal Reserve Board on non-member banks. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors

An investment in the Company’s common stock involves a number of risks. We urge you to read all of the information contained in, and incorporated by reference into this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock.

Risks associated with our continuing operations

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

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, rate cuts could have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

If we lose key associates with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and associates in our market area. If we lose key associates temporarily or permanently, our business could be hurt. We could be particularly hurt if our key associates went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel.

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

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

– other commercial banks – savings banks – thrifts – credit unions – consumer finance companies	– securities brokerage firms – mortgage brokers – insurance companies – mutual funds – trust companies

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, tax exempt status, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law. The size of the loans which we offer to our customers may be less than the size of the loans that larger competitors are able to offer. This limit may affect to some degree our success in establishing relationships with the larger businesses in our market.

New or acquired branch facilities and other facilities may not be profitable.

We may not be able to correctly identify profitable locations for new branches and the costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. If other banks or branches of other banks become available for sale, we may acquire them. It may be difficult to adequately and profitably manage our growth through the establishment of these branches. In addition, we can provide no assurance that such branch sites will successfully attract enough deposits to offset the expenses associated with their operation. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions, or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks. Our principal subsidiaries, Bank of Stanly, Anson Bank & Trust Co. and Cabarrus Bank & Trust Company, also receive regulatory scrutiny from the North Carolina Commissioner of Banks and the FDIC. Banking regulations are designed primarily for the protection of depositors rather than shareholders, and they may limit our growth and the return to you as an investor by restricting our activities, such as:

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

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, the interests of existing shareholders would be diluted.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to achieve or maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Risks Related to an Investment in our Common Stock

We do not plan to pay cash dividends for the foreseeable future.

We have not historically paid cash dividends and we do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain earnings to provide the capital necessary to fund our growth strategy. Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal banking regulations, our income and financial condition, tax considerations, and general business conditions.

There is not a highly liquid market for our common stock.

Our common stock is not traded on any organized exchange and the trading volume in our common stock has been low as compared to that of larger bank holding companies. Thus, the market in our common stock is limited in scope relative to some other bank holding companies. While we attempt to match willing buyers and willing sellers, as they become known, for the purpose of private negotiations and while trades of our common stock do occur in the Over-the-Counter marketplace, we can provide no assurance that a highly liquid trading market for our stock will develop in the future.

Our articles of incorporation include anti-takeover provisions that may prevent shareholders from receiving a premium for their shares or effecting a transaction favored by a majority of shareholders.

Our articles of incorporation include anti-takeover provisions, including a supermajority vote requirement for a merger under certain circumstances as well as a provision allowing our Board of Directors to consider the social and economic effects of a proposed merger on the communities we serve. Such provisions may have the effect of preventing shareholders from receiving a premium for their shares of common stock and discouraging a change of control by preventing a transaction favored by a majority of the shareholders.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

The holder of our junior subordinated debenture has rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from a special purpose trust and an accompanying sale of a subordinated debenture to this trust. Payments of the principal and interest on the trust preferred securities of this trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debenture that we issued to the trust is senior to our shares of common stock. As a result, we must make payments on the junior subordinated debenture before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debenture must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debenture (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2006

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

It is the philosophy of the Company to promote a broad base of local shareholders.

Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company, on a quarterly basis, has an independent valuation of the Company stock performed to assist with fairness and market efficiencies regarding these private negotiations and makes the most current valuation available to interested shareholders. Trades of the Company’s stock also occur in the Over-the-Counter marketplace that involve a “spread” between the bid and ask prices to compensate the brokerage firms involved in the Over-the-Counter market. In addition, the Company has adopted a program of on-going open market purchases of shares of the Company’s stock. The combination of public and private trades as well as the holding company purchases provides added liquidity for investors of the Company’s stock.

The Board of Directors has historically adopted a dividend policy on an annual basis. For 2006, the Company declared a 3% stock dividend. The Board of Directors determines, on an annual basis, the dividend policy that is consistent with the capital needs of the Company.

Additional information regarding the market for the Company’s stock is incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 on page 4. See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

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

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 on page 40.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 on Page 41.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company's interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment.

Market Risk Analysis of Financial Instruments

(dollars in thousands)

Contractual Maturities at December 31, 2006
	2007	2008	2009	2010	2011	Beyond Five Years	Total	Average Interest Rate (1)	Estimated Fair Value
Financial Assets
Debt securities (2)	$1,012	$7,334	$2,266	$207	$1,174	$25,157	$37,150	5.70%	$37,150
Loans (3)
Fixed rate	10,801	10,115	9,402	18,585	22,004	54,877	125,784	6.87%	128,518
Variable rate	42,035	23,809	25,557	13,960	14,229	46,575	166,165	8.10%	162,327
Interest-bearing bank balances	—	—	—	—	—	2,473	2,473	5.15%	2,473
Federal funds sold	—	—	—	—	—	17,525	17,525	5.15%	17,525

Total	$53,848	$41,258	$37,225	$32,752	$37,407	$146,607	$349,097	7.23%	$347,993

Financial Liabilities
Money Market, NOW & savings deposits	$—	$—	$—	$—	$—	$129,303	$129,303	2.53%	$127,035
Time deposits	119,468	9,444	989	1,880	330	37	132,148	4.29%	140,137
Federal Home Loan Bank advances	4,000	14,437	1,000	2,000	5,000	—	26,437	4.48%	26,294
Other borrowed funds	9,039	407	408	408	409	5,221	15,892	6.06%	15,892

Total	$132,507	$24,288	$2,397	$4,288	$5,739	$134,561	$303,780	3.68%	$309,358

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 beginning on Page 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement dated March 30, 2007 on Pages 5—11.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement dated March 30, 2007 on Pages 11—19.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement dated March 30, 2007 on Pages 2-5.

The following table sets forth equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	519,947	$4.73	271,670

Equity compensation plans not approved by security holders	NA	NA	NA

Total	519,947	$4.73	271,670

A description of the Company’s equity compensation plans is presented in Note 15 to the Company’s consolidated financial statements filed here within.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement dated March 30, 2007 on Pages 7-8 and 19.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s definitive proxy statement dated March 30, 2007 on Page 20.

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3 (a)	Registrant’s Articles of Incorporation *

3 (b)	Registrant’s By-laws *

4	Form of stock certificate*

10 (a)	Incentive Stock Option Plan, as amended *

10 (b)	Employee Stock Ownership Plan and Trust**

13	2006 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Registrant’s definitive proxy statement dated March 30, 2007

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Filed with the Commission pursuant to Rule 14a-6 (b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 20, 2007	By:	/s/ Roger L. Dick
Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 20, 2007
Roger L. Dick
Chief Executive Officer

/s/ Barbara S. Williams	March 20, 2007
Barbara S. Williams, Principal Financial Officer

/s/ Joe S. Brooks	March 20, 2007
Joe S. Brooks, Director

/s/ Henry E. Farmer, Sr	March 20, 2007
Henry E. Farmer, Sr., Director

/s/ Charles F. Geschickter, III.	March 20, 2007
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr.	March 20, 2007
Thomas M. Hearne, Jr., Director

/s/ Joseph R. Kluttz, Jr	March 20, 2007
Joseph R. Kluttz, Jr, Director

B. Franklin Lee, Director

/s/ W.Chester Lowder	March 20, 2007
W. Chester Lowder, Director

/s/ John P. Murray, MD	March 20, 2007
John P. Murray, MD, Director

/s/ James E. Nance	March 20, 2007
James E. Nance, Director

/s/ Emmett S. Patterson	March 20, 2007
Emmett S. Patterson, Director

/s/ Timothy J. Propst	March 20, 2007
Timothy J. Propst, Director

Susan J. Rourke, Director

/s/ Donald P. Scarborough	March 20, 2007
Donald P. Scarborough, Director

/s/ John W. Shealy, Jr.	March 20, 2007
John W. Shealy, Jr., Director

/s/ Michael E. Snyder	March 20, 2007
Michael E. Snyder, Sr., Director

Douglas L. Stafford, Director

/s/ Emily M. Thomas	March 20, 2007
Emily M. Thomas, Director

/s/ Hugh E. Wallace	March 20, 2007
Hugh E. Wallace, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description
13	2006 Annual Report to Shareholders

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Finance Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002