Form 10-Q
period 2007-03-31
UWHARRIE CAPITAL CORP
filed 2007-05-15
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: May 1, 2007 shares of common stock outstanding as of 7,341,062.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	March 31, 2007 (Unaudited)	December 31, 2006*
	(dollars in thousands)
ASSETS
Cash and due from banks	$11,854	$15,088
Interest-earning deposits with banks	2,354	2,147
Federal funds sold	21,025	17,525
Securities available for sale, at fair value	38,581	37,150
Loans:
Loans held for sale	2,400	3,814
Loans held for investment	296,878	288,135
Less allowance for loan losses	(3,034)	(3,171)

Net loans	296,244	288,778

Premises and equipment, net	8,659	8,618
Interest receivable	1,836	1,775
Federal Home Loan Bank stock	1,972	1,980
Bank owned life insurance	5,176	5,133
Goodwill	987	987
Other assets	3,950	4,080

Total assets	$392,638	$383,261

LIABILITIES
Deposits:
Demand noninterest-bearing	$47,791	$48,149
Interest checking and money market accounts	104,826	101,470
Savings deposits	27,175	27,833
Time deposits, $100,000 and over	48,349	48,450
Other time deposits	86,844	83,698

Total deposits	314,985	309,600

Short-term borrowed funds	20,347	13,040
Long-term debt	25,451	29,289
Interest payable	574	503
Other liabilities	1,440	1,196

Total liabilities	362,797	353,628

Off balance sheet items, commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,341,062 and 7,423,550 shares, respectively	9,176	9,279
Additional paid-in capital	13,134	13,541
Unearned ESOP compensation	(844)	(859)
Undivided profits	8,160	7,502
Accumulated other comprehensive income	215	170

Total shareholders’ equity	29,841	29,633

Total liabilities and shareholders’ equity	$392,638	$383,261

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March,
	2007	2006
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,654	$4,992
Investment securities
US Treasury	24	24
US Government agencies and corporations	280	182
State and political subdivisions	163	179
Other	37	56
Interest-earning deposits with banks and federal funds sold	384	44

Total interest income	6,542	5,477

Interest Expense
Interest checking and money market accounts	710	452
Savings deposits	146	205
Time deposits, $100,000 and over	606	352
Other time deposits	990	595
Short-term borrowed funds	244	165
Long-term debt	362	402

Total interest expense	3,058	2,171

Net interest income	3,484	3,306
Provision for loan losses	—	146

Net interest income after provision for loan losses	3,484	3,160

Noninterest Income
Service charges on deposit accounts	503	470
Other service fees and commissions	698	520
Gain from mortgage loan sales	255	185
Other income	86	86

Total noninterest income	1,542	1,261

Noninterest Expense
Salaries and employee benefits	2,445	2,248
Net occupancy expense	217	188
Equipment expense	159	157
Data processing costs	178	200
Other noninterest expense	1,084	1,063

Total noninterest expense	4,083	3,856

Income before taxes	943	565
Income taxes	285	139

Net income	$658	$426

Net income per common share
Basic	$0.09	$0.06

Diluted	$0.09	$0.06

Weighted average common shares outstanding
Basic	7,251,506	7,188,024
Diluted	7,341,260	7,325,342

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2006	7,423,550	$9,279	$13,541	$(859)	$7,502	$170	$29,633
Net income	—	—	—	—	658	—	658
Other comprehensive income	—	—	—	—	—	45	45
Release of ESOP shares	—	—	9	15	—	—	24
Common stock issued pursuant to:
Stock options exercised	12,764	16	20	—	—	—	36
Repurchase of common stock	(95,252)	(119)	(447)	—	—	—	(566)
Stock based compensation	—	—	11	—	—	—	11

Balance, March 31, 2007	7,341,062	$9,176	$13,134	$(844)	$8,160	$215	$29,841

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Cash flows from operating activities
Net income	$658	$426
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation	151	157
Net amortization of security premiums (discounts)	(39)	(13)
Provision for loan losses	—	146
Stock based compensation	11	17
Gain from mortgage loan sales	(255)	(185)
Proceeds from sales of loans held for sale	10,121	10,600
Origination of loans held for sale	(8,452)	(12,885)
Increase in cash surrender value of life insurance	(43)	(41)
Release of ESOP shares	24	24
Net change in interest receivable	(61)	(126)
Net change in other assets	62	(214)
Net change in interest payable	71	(31)
Net change in other liabilities	245	101

Net cash provided (used) by operating activities	2,493	(2,024)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	1,006	2,658
Purchase of securities available for sale	(2,325)	(1,386)
Net (increase) decrease in Federal Home Loan Bank Stock	8	(43)
Net increase in loans	(8,880)	(10,206)
Purchase of premises and equipment	(192)	(49)
Proceeds from sales of foreclosed real estate	39	—

Net cash used in investing activities	(10,344)	(9,026)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	5,385	(4,694)
Net increase in short-term borrowed funds	7,307	7,576
Net decrease in long-term borrowed funds	(3,838)	(401)
Repurchase of common stock	(566)	—
Proceeds from the exercise of stock options	36	28

Net cash provided by financing activities	8,324	2,509

Increase (decrease) in cash and cash equivalents	473	(8,541)

Cash and cash equivalents, beginning of period	34,760	21,369

Cash and cash equivalents, end of period	$35,233	$12,828

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Bank of Stanly (“Stanly”), Anson Bank & Trust Co. (“Anson”), Cabarrus Bank & Trust Company (“Cabarrus”), Strategic Investment Advisors, Inc., (“SIA”), and Uwharrie Mortgage Inc. Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

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

	Three months ended March 31,
	2007	2006
	(in thousands)
Net Income	$658	$426

Other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	73	(358)
Related tax effect	(28)	138

Total other comprehensive income (loss)	45	(220)

Comprehensive income	$703	$206

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

Note 4 – Loans

	March 31, 2007	December 31, 2006
	(in thousands)
Loans outstanding at period end:
Commercial	$34,982	$36,406
Real estate-construction	32,127	27,342
Real estate-residential	128,498	126,248
Real estate-commercial	87,643	84,744
Consumer loans	13,500	13,262
Loans held for sale	2,400	3,814
All other loans	128	133

Total	$299,278	$291,949

	Three months ended March 31,
	2007	2006
	(in thousands)
Analysis of the allowance for loan losses:
Balance at beginning of period	$3,171	$4,482
Provision charged to operations	—	146
Charge-offs	(147)	(74)
Recoveries	10	10

Net charge-offs	(137)	(64)

Balance at end of period	$3,034	$4,564

Note 5 - Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2007, outstanding financial instruments whose contract amounts represent credit risk were approximately (numbers in thousands):

Commitments to extend credit	$77,456
Credit card commitments	7,986
Standby letters of credit	509

Total commitments	$85,951

Note 6 – Recent Accounting Pronouncements

The provisions of Statement of Financial Accounting Standards No.156 (“SFAS 156”), Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 10, were effective beginning January 1, 2007. The adoption of the provisions of SFAS No. 156 had not effect on financial position or results of operations.

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complete hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company has chosen not to adopt the provision of SFAS 159 on an early basis. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

From time to time, the FASB issues exposure drafts of proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006.

During the three months ended March 31, 2007, the Company’s total assets increased $9.3 million or 2.4% from $383.3 million to $392.6 million. During the three months, loans held for investment increased $8.8 million or 3.0%, from $288.1 million at December 31, 2006 to $296.9 million at March 31, 2007. Investment securities increased $1.4 million during the period. These increases, however, were offset by a decrease in loans held for sale of $1.4 million.

Cash and cash equivalents increased $473 thousand during the three months ended March 31, 2007. Cash and due from banks declined $3.2 million, while federal funds sold increased $3.5 million. The Company made the decision to continue to keep a portion of their investments in short-term federal funds during the first quarter of 2007.

Investment securities increased $1.4 million or 3.4% for the three months due to the purchase of mortgage backed securities during the period.

As stated, loans held for investment increased $8.8 million to $296.9 million during the period ended March 31, 2007. The Company has experienced positive growth trends in its residential construction, residential one to four family and commercial real estate loans. These positive trends were impacted by a decrease in our commercial portfolio. Loans held for sale decreased 37.1% or $1.4 million during the period. The allowance for loan losses was $3.0 million at March 31, 2007 which represents 1.01% of the loan portfolio.

Other changes in our consolidated assets related to premises and equipment, interest receivable, bank owned life insurance and other assets. Fixed assets increased $41 thousand, interest receivable grew $61 thousand, impacted by both loan and investment growth and bank owned life insurance increased $43 thousand. These increases were offset by a decline in other assets of $130 thousand.

Customer deposits, our primary funding source, experienced a $5.4 million, or 1.7%, increase during the three months ended March 31, 2007, increasing from $309.6 million to $315.0 million. Interest checking and money market accounts grew by $3.4 million and other time deposits increased $3.2 million during the period. These increases were offset by declines in savings accounts of $658 thousand and demand deposits of $358 thousand.

The growth in deposits allowed the Company to reduce net borrowings by $3.5 million during the first quarter of 2007. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At March 31, 2007, $26.4 million of the total borrowings of $45.8 million were comprised of Federal Home Loan Bank advances.

At March 31, 2007, total shareholders’ equity was $29.8 million, an increase of $208 thousand from December 31, 2006. Net income for the period was $658 thousand and the Company received $36 thousand from the exercise of stock options. The Company also had unrealized gains on investment securities, net of tax, of $45 thousand. These increases were offset by the repurchase of 95,252 shares of the Company’s common stock at a cost of $566 thousand.

At March 31, 2007, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended March 31, 2007 and 2006.

Net Income

Uwharrie Capital Corp reported net income of $658 thousand, or $0.09 per basic share, for the three months ended March 31, 2007, as compared to $426 thousand, or $0.06, for the three months ended March 31, 2006, an increase of $232 thousand, or $0.03 per share.

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

Net interest income for the three months ended March 31, 2007 was $3.5 million as compared with $3.3 million during the quarter ending March 31, 2006, resulting in an increase of $178 thousand, or 5.38%. During the quarter ending March 31, 2007 our growth in the volume of interest-bearing liabilities outpaced the growth in interest-earning assets by $479 thousand. The average yield on our interest–earning assets increased 39 basis points to 7.40%, while the average rate we paid for our interest-bearing liabilities increased 72 basis points. These increases resulted in a decrease of 32 basis points in our interest rate spread, from 3.79% in 2006 to 3.47% in 2007. Our net interest margin was 4.00% and 4.28% for the comparable periods in 2007 and 2006.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2007 and 2006:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2007	2006	2007	2006	2007	2006
Interest-earning assets:
Loans (1)	$290,650	$277,949	$5,607	$4,941	7.82%	7.21%
Nontaxable loans (2)	3,992	4,321	47	51	7.85%	7.77%
Taxable securities	27,540	26,470	341	275	5.02%	4.50%
Nontaxable securities (2)	12,865	10,899	163	166	8.38%	8.93%
Other (3)	29,679	4,137	384	44	5.25%	4.31%

Total interest-earning assets	364,726	323,776	6,542	5,477	7.42%	7.02%

Interest-bearing liabilities:
Interest-bearing deposits	265,518	223,441	2,452	1,604	3.75%	2.91%
Short-term borrowings	22,841	17,641	244	165	4.33%	3.79%
Long-term borrowings	25,843	31,691	362	402	5.68%	5.14%

Total interest bearing liabilities	314,202	272,773	3,058	2,171	3.95%	3.23%

Net interest spread	$50,524	$51,003	$3,484	$3,306	3.47%	3.79%

Net interest margin (2) (% of earning assets)					4.00%	4.28%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.
(3)	Includes federal funds sold and interest bearing deposits with banks.

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

The provision for loan losses declined from $146 thousand in the quarter ended March 31, 2006 to $0 in the current year quarter. Additionally, the allowance expressed as a percentage of gross loans decreased 8 basis points from 1.09% at December 31, 2006 to 1.01% at March 31, 2007. Both the decline in the level of our provision in the 2007 period and the decrease in the allowance percentage resulted primarily from improved trends in our overall asset quality. During the first quarter of 2007 the levels of our impaired loans and the specific impairment identified for those impaired loans decreased by $1.1 million and $126 thousand, respectively, due primarily to the pay off of one impaired loan. Additionally, other potential problem loans, which consist of loans which are currently performing and are not deemed to be impaired, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms, declined from $2.9 million at December 31, 2006 to $2.3 million at March 31, 2007, while the allowance for these loans decreased during this same period by $131 thousand. Net loan charge-offs increased from $64 thousand in the 2006 quarter to $137 thousand in the 2007 quarter.

Although the allowance as a percentage of loans has decreased, the allowance as a percentage of total impaired and potential problem loans has increased from 52.6% at December 31, 2006 to 71.3% at March 31, 2007. Likewise, the portion of the allowance specifically allocable to impaired loans decreased from 28.0% at December 31, 2006 to 25.1% at March 31, 2007. Management believes the current level of allowance for loan losses to be adequate at this time.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $281 thousand, from $1.3 million for the quarter ended March 31, 2006 to $1.5 million for the same period in 2007. Service charges on deposit accounts produced earnings of $503 thousand for the three months ended March 31, 2007, an increase of $33 thousand, or 7.0%. Other service fees and commissions experienced a 34.2% increase for the comparable three month periods. Growth in ATM fees of $13 thousand and investment fees on managed accounts of $125 thousand enhanced this increase. Gain on mortgage loan sales increase $70 thousand form $185 for the quarter ended March 31, 2006 to $255 thousand for the same period in 2007.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2007 was $4.1 million compared to $3.9 million for the same period of 2006, an increase of $227 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $197 thousand, from $2.2 million for the quarter ending March 31, 2006 to $2.4 million for the same period in 2007. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases contributed to this increase. Other noninterest expense increased $21 thousand from the comparable three month period. The table below reflects the composition of other noninterest expenses.

Other noninterest expenses

	Three months ended March 31,
	2007	2006
	(in thousands)
Professional fees and services	$158	$128
Marketing and donations	125	126
Office supplies, printing and postage	110	123
Telephone and data lines	56	56
Electronic banking expenses	162	148
Software amortization and maintenance	104	76
Loan collection expense	25	56
Other	344	350

Total	$1,084	$1,063

Income Tax Expense

The Company had income tax expense of $285 thousand for the three months ended March 31, 2007 resulting in an effective tax rate of 30.2% compared to income tax expense of $139 thousand and an effective rate of 24.6% in the 2006 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of net income in the current year quarter compared to the 2006 quarter.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.2 million at March 31, 2007, with available credit of $20.2 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $37.3 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $45.8 million at March 31, 2007, compared to $42.3 million at December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2007.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2007 Through January 31, 2007	—	$—	—	$—
February 1, 2007 Through February 28, 2007	2,659	$5.80	—	$—
March 1, 2007 Through March 31, 2007	92,593	$5.95	—	$—
Total	95,252	$5.95	—	—

(1)	Trades of the Company’s stock occur in the Over-the-Counter marketplace from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On March 20, 2007 the Board of Directors of Uwharrie Capital Corp unanimously approved the repurchase of 95,252, shares of its common stock at a cost of $566,807. This resolution is under a Stock Repurchase Plan that is contingent upon maintaining a well capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction.

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

UWHARRIE CAPITAL CORP
(Registrant)

Date: May 14, 2007	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer