Form 10-Q
period 2007-06-30
UWHARRIE CAPITAL CORP
filed 2007-08-13
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,279,202 shares of common stock outstanding as of July 31, 2007.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2007 (Unaudited)	December 31, 2006*
	(dollars in thousands)
ASSETS
Cash and due from banks	$11,541	$15,088
Interest-earning deposits with banks	2,184	2,147
Federal funds sold	9,000	17,525
Securities available for sale, at fair value	41,223	37,150
Loans:
Loans held for sale	5,486	3,814
Loans held for investment	304,631	288,135
Less allowance for loan losses	(3,337)	(3,171)

Net loans	306,780	288,778

Premises and equipment, net	8,529	8,618
Interest receivable	1,836	1,775
Federal Home Loan Bank stock	1,972	1,980
Bank owned life insurance	5,219	5,133
Goodwill	987	987
Other assets	4,841	4,080

Total assets	$394,112	$383,261

LIABILITIES
Deposits:
Demand noninterest-bearing	$48,717	$48,149
Interest checking and money market accounts	99,042	101,470
Savings deposits	27,068	27,833
Time deposits, $100,000 and over	42,633	48,450
Other time deposits	88,580	83,698

Total deposits	306,040	309,600

Short-term borrowed funds	39,273	13,040
Long-term debt	16,449	29,289
Interest payable	418	503
Other liabilities	1,503	1,196

Total liabilities	363,683	353,628

Off balance sheet items, commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY
Common stock, $ 1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,341,062 and 7,423,550 shares, respectively	9,176	9,279
Additional paid-in capital	13,155	13,541
Unearned ESOP compensation	(830)	(859)
Undivided profits	8,877	7,502
Accumulated other comprehensive income	51	170

Total shareholders’ equity	30,429	29,633

Total liabilities and shareholders’ equity	$394,112	$383,261

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,865	$5,486	$11,519	$10,478
Investment securities
US Treasury	24	25	48	49
US Government agencies and corporations	316	214	596	396
State and political subdivisions	157	177	320	356
Other	37	15	74	71
Interest-earning deposits with banks and federal funds sold	251	54	635	98

Total interest income	6,650	5,971	13,192	11,448

Interest Expense
Interest checking and money market accounts	666	546	1,376	998
Savings deposits	134	189	280	394
Time deposits, $100,000 and over	566	484	1,172	836
Other time deposits	1,009	705	1,999	1,300
Short-term borrowed funds	396	263	640	428
Long-term debt	201	375	563	777

Total interest expense	2,972	2,562	6,030	4,733

Net interest income	3,678	3,409	7,162	6,715
Provision for loan losses	(138)	98	(138)	244

Net interest income after provision for loan losses	3,816	3,311	7,300	6,471

Noninterest Income
Service charges on deposit accounts	556	499	1,059	969
Other service fees and commissions	721	613	1,419	1,133
Loss on sale of securities	(76)	—	(76)	—
Gain(loss) on sale fixed assets/other assets	20	(17)	20	(17)
Income from mortgage loan sales	188	103	443	288
Other income	83	79	169	165

Total noninterest income	1,492	1,277	3,034	2,538

Noninterest Expense
Salaries and employee benefits	2,476	2,267	4,921	4,515
Net occupancy expense	209	182	426	370
Equipment expense	147	152	306	309
Data processing costs	185	206	363	406
Other noninterest expense	1,256	1,195	2,340	2,258

Total noninterest expense	4,273	4,002	8,356	7,858

Income before income taxes	1,035	586	1,978	1,151
Income taxes	318	145	603	284

Net income	$717	$441	$1,375	$867

Net income per common share
Basic	$0.10	$0.06	$0.19	$0.12

Diluted	$0.10	$0.06	$0.19	$0.12

Weighted average shares outstanding
Basic	7,195,656	7,252,299	7,223,359	7,220,339
Diluted	7,294,366	7,341,486	7,317,615	7,333,459

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in	Unearned ESOP	Undivided	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Compensation	Profits	Income
	(in thousands, except share data)
Balance, December 31, 2006	7,423,550	$9,279	$13,541	$(859)	$7,502	$170	$29,633
Net income	—	—	—	—	1,375	—	1,375
Other comprehensive loss	—	—	—	—	—	(119)	(119)
Release of ESOP shares	—	—	15	29	—	—	44
Common stock issued pursuant to:
Stock options exercised	12,764	16	20	—	—	—	36
Tax benefit of stock options exercised	—	—	3	—	—	—	3
Repurchase of common stock	(95,252)	(119)	(447)	—	—	—	(566)
Stock based compensation	—	—	23	—	—	—	23

Balance, June 30, 2007	7,341,062	$9,176	$13,155	$(830)	$8,877	$51	$30,429

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,375	$867
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation	312	316
Net amortization of security discounts	(90)	(7)
Amortization of mortgage servicing rights	(198)	(187)
Provision for loan losses	(138)	244
Stock based compensation	23	32
Net realized loss on available for sale securities	76	—
Income from mortgage loan sales	(443)	(288)
Proceeds from sales of loans held for sale	19,565	19,826
Origination of loans held for sale	(21,680)	(19,879)
Loss on sale of premises, equipment and other assets	—	(2)
Increase in cash surrender value of life insurance	(86)	(81)
Gain on sale of foreclosed real estate	—	(15)
Gain on sale of other assets	(20)	—
Release of ESOP shares	44	47
Net change in interest receivable	(61)	(78)
Net change in other assets	(510)	(313)
Net change in interest payable	(85)	48
Net change in other liabilities	307	42

Net cash used (provided) by operating activities	(1,609)	572

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	6,874	2,939
Purchase of securities available for sale	(11,129)	(1,386)
Net decrease in Federal Home Loan Bank Stock	8	182
Net increase in loans	(15,366)	(20,264)
Proceeds from sales of premises, equipment and other assets	65	—
Purchases of premises and equipment	(223)	(133)
Proceeds from sales of foreclosed real estate	39	172

Net cash used in investing activities	(19,732)	(18,490)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(3,560)	18,553
Net increase in short-term borrowed funds	26,233	1,466
Net decrease in long-term debt	(12,840)	(5,403)
Repurchase of common stock	(566)	(145)
Proceeds from the exercise of stock options	36	204
Tax benefit of stock options exercised	3	—

Net cash provided by financing activities	9,306	14,675

Decrease in cash and cash equivalents	(12,035)	(3,243)
Cash and cash equivalents, beginning of period	34,760	21,369

Cash and cash equivalents, end of period	$22,725	$18,126

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net Income	$717	$441	$1,375	$867

Other comprehensive loss
Unrealized holding losses on available for sale securities	(344)	(246)	(271)	(604)
Related tax effect	133	95	105	233
Reclassification of loss recognized in net income	76	—	76	—
Related tax effect	(29)	—	(29)	—

Total other comprehensive loss	(164)	(151)	(119)	(371)

Comprehensive income	$553	$290	$1,256	$496

Note 3 - Per Share Data

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per common share	7,341,062	7,413,321	7,368,765	7,381,361

Effect of ESOP shares	(145,406)	(161,022)	(145,406)	(161,022)

Adjusted weighted average number of Common shares used in computing Basic net income per common share	7,195,656	7,252,299	7,223,359	7,220,339

Effect of dilutive stock options	98,710	89,187	94,256	113,120

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,294,366	7,341,486	7,317,615	7,333,459

Note 4 - Loans

	June 30, 2007	December 31, 2006
	(in thousands)
Loans outstanding at period end
Commercial	$37,381	$36,406
Real estate-construction	35,591	27,342
Real estate-residential	130,889	126,248
Real estate-commercial	86,436	84,744
Consumer loans	14,255	13,262
Loans held for sale	5,486	3,814
All other loans	79	133

Total	$310,117	$291,949

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Analysis of the allowance for loan losses
Balance at beginning of period	$3,034	$4,564	$3,171	$4,482

Provision charged to operations	(138)	98	(138)	244

Charge-offs	(16)	(110)	(163)	(184)
Recoveries	457	49	467	59

Net recoveries(charge-offs)	441	(61)	304	(125)

Balance at end of period	$3,337	$4,601	$3,337	$4,601

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2007, outstanding financial instruments whose contract amounts represent credit risk were approximately (numbers in thousands):

Commitments to extend credit	$90,445
Credit card commitments	8,450
Standby letters of credit	633

Total commitments	$99,528

Note 6 - Recent Accounting Pronouncements

The provisions of Statement of Financial Accounting Standards No.156 (“SFAS 156”), Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 10, were effective beginning January 1, 2007. The adoption of the provisions of SFAS No. 156 had no effect on financial position or results of operations.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006.

During the six months ended June 30, 2007, the Company’s total assets increased $10.8 million or 2.8% from $383.3 million to $394.1 million. During the six months, loans held for investment increased $16.5 million or 5.7%, from $288.1 million at December 31, 2006 to $304.6 million at June 30, 2007. Investment securities increased $4.1 million during the period. These increases, however, were offset by a decrease in cash and cash equivalents of $12.0 million.

Cash and cash equivalents decreased $12.0 million during the six months ended June 30, 2007. Cash and due from banks declined $3.5 million, while federal funds sold decreased $8.5 million. The growth in the loan portfolio was partially funded by the decrease in federal funds sold.

Investment securities increased $4.1 million or 11.0% for the six month period. The Company did a $4.0 million swap selling $4.0 million in securities realizing a loss of $75 thousand and reinvested the proceeds to improve its yield. The Company also had an additional sale realizing a loss of $1 thousand and purchased $7.4 million in new investments.

As stated, loans held for investment increased $16.5 million to $304.6 million during the period ended June 30, 2007. The Company has experienced positive growth trends in all areas of its loan portfolio. Real estate construction loans lead the way with a $8.2 million increase during the period. Loans held for sale increased 43.8% or $1.7 million during the period. The allowance for loan losses was $3.3 million at June 30, 2007 which represents 1.08% of the loan portfolio.

Other changes in our consolidated assets related to premises and equipment, interest receivable, bank owned life insurance and other assets. Premises and equipment decreased $89 thousand, interest receivable grew $61 thousand, impacted by both loan and investment growth, bank owned life insurance increased $86 thousand and other assets increased $761 thousand.

Customer deposits, our primary funding source, experienced a $3.6 million decline during the six months ended June 30, 2007, decreasing from $309.6 million to $306.0 million. Interest checking and money market accounts decreased $2.4 million, savings deposits declined $765 thousand and total time deposits decreased $935 thousand. These decreases were partially offset by an increase in demand deposits of $568 thousand.

The decline in deposits coupled with the growth in total assets resulted in an increase in net borrowings of $13.4 million during the first six months of 2007. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At June 30, 2007, $27.9 million of the total borrowings of $55.7 million were comprised of Federal Home Loan Bank advances.

At June 30, 2007, total shareholders’ equity was $30.4 million, an increase of $796 thousand from December 31, 2006. Net income for the period was $1.4 million and the Company received $36 thousand from the exercise of stock options. These increases were offset by the repurchase of 95,252 shares of the Company’s common stock at a cost of $566 thousand and unrealized losses on investment securities, net of tax, of $119 thousand.

At June 30, 2007, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended June 30, 2007 and 2006.

Net Income

Uwharrie Capital Corp reported net income of $717 thousand, or $0.10 per basic share, for the three months ended June 30, 2007, as compared to $441 thousand, or $0.06, for the three months ended June 30, 2006, an increase of $276 thousand, or $0.04 per share.

Net Interest Income

The Company’s primary source of income, net interest income, increased $269 thousand or 7.9% for the period ending June 30, 2007, as compared to the same period for 2006. Refer to the six month discussion on page 13 for further information.

Provision for Loan Losses

The provision for loan losses was ($138) thousand and $98 thousand for the three months ended June 30, 2007 and 2006 respectively. There were net loan recoveries of $440 thousand for the three months ended June 30, 2007 as compared with net loan charge-offs of $61 thousand during the same period of 2006. Refer to the Asset Quality discussion on page 15 for further information.

Noninterest Income

Total noninterest income increased $215 thousand, from $1.3 million for the quarter ended June 30, 2006 to $1.5 million for the same period in 2007. Service charges on deposit accounts produced revenues of $556 thousand for the three months ended June 30, 2007, an increase of $57 thousand, or 11.4%. Other service fees and commissions experienced a 17.6% increase for the comparable three month periods. Growth in ATM fees of $23 thousand and investment fees on managed accounts of $144 thousand enhanced this increase. Income from mortgage loan sales increased $85 thousand from $103 thousand for the quarter ended June 30, 2006 to $188 thousand for the same period in 2007.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2007 was $4.3 million compared to $4.0 million for the same period of 2006, an increase of $271 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $209 thousand, from $2.3 million for the quarter ending June 30, 2006 to $2.5 million for the same period in 2007. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases contributed to this increase. Other noninterest expense increased $61 thousand from the comparable three month period. The table below reflects the composition of other noninterest expenses.

Other noninterest expenses

	Three months ended June 30,
	2007	2006
	(in thousands)
Professional fees and services	$218	$170
Marketing and donations	152	166
Office supplies, printing and postage	108	128
Telephone and data lines	60	52
Electronic banking expenses	167	134
Software amortization and maintenance	110	87
Loan collection expense	43	57
Other	398	401

Total	$1,256	$1,195

Income Tax Expense

The Company had income tax expense of $318 thousand for the three months ended June 30, 2007 resulting in an effective tax rate of 30.7% compared to income tax expense of $145 thousand and an effective rate of 24.7% in the 2006 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of net income in the current year quarter compared to the 2006 quarter.

Comparison of Results of Operations For the Six Months Ended June 30, 2007 and 2006.

Net Income

Uwharrie Capital Corp reported net income of $1.4 million, or $0.19 per basic share, for the six months ended June 30, 2007, as compared to $867 thousand, or $0.12, for the six months ended June 30, 2006, an increase of $508 thousand, or $0.07 per share.

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

Net interest income for the six months ended June 30, 2007 was $7.2 million as compared with $6.7 million during the quarter ending June 30, 2006, resulting in an increase of $447 thousand, or 6.7%. During the quarter ending June 30, 2007 our growth in the volume of interest-earning assets outpaced the six months growth in interest-bearing liabilities by $447 thousand. The average yield on our interest-earning assets increased 30 basis points to 7.44%, while the average rate we paid for our interest-bearing liabilities increased 48 basis points. These increases resulted in a decrease of 17 basis points in our interest rate spread, from 3.71% in 2006 to 3.54% in 2007. Our net interest margin was 4.10% and 4.25% for the comparable periods in 2007 and 2006.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2007 and 2006:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2007	2006	2007	2006	2007	2006
Interest-earning assets:
Loans (1)	$295,136	$286,044	$11,424	$10,377	7.81%	7.32%
Nontaxable loans (2)	3,952	4,279	95	101	7.91%	7.78%
Taxable securities	27,831	24,709	724	585	5.25%	4.77%
Nontaxable securities (2)	13,138	11,613	314	287	7.85%	8.12%
Other (3)	24,482	3,769	635	98	5.23%	5.24%

Total interest-earning assets	364,539	330,414	13,192	11,448	7.44%	7.14%

Interest-bearing liabilities:
Interest-bearing deposits	264,086	229,050	4,827	3,528	3.69%	3.11%
Short-term borrowings	23,944	20,574	640	428	5.39%	4.20%
Long-term debt	23,932	29,170	563	777	4.74%	5.37%

Total interest bearing liabilities	311,962	278,794	6,030	4,733	3.90%	3.42%

Net interest spread	$52,577	$51,620	$7,162	$6,715	3.54%	3.71%

Net interest margin (2) (% of earning assets)					4.10%	4.25%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.
(3)	Includes federal funds sold and interest bearing deposits with banks.

Provision for Loan Losses

The provision for loan losses was ($138) thousand and $244 thousand for the six months ended June 30, 2007 and 2006 respectively. There were net loan recoveries of $304 thousand for the six months ended June 30, 2007 as compared with net loan charge-offs of $125 thousand during the same period of 2006. Refer to the Asset Quality discussion on page 15 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $496 thousand, from $2.5 million for the six months ended June 30, 2006 to $3.0 million for the same period in 2007. Service charges on deposit accounts produced earnings of $1.1 million for the six months ended June 30, 2007, an increase of $90 thousand, or 9.3%. Other service fees and commissions experienced a 25.2% increase for the comparable six month periods. Growth in Mastercard fee income of $11 thousand and investment fees on managed accounts of $269 thousand enhanced this increase. Income from mortgage loan sales increased $155 thousand from $288 thousand for the six months ended June 30, 2006 to $443 thousand for the same period in 2007.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2007 was $8.4 million compared to $7.9 million for the same period of 2006, an increase of $498 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $406 thousand, from $4.5 million for the six months ending June 30, 2006 to $4.9 million for the same period in 2007. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases contributed to this increase. Net occupancy expense increased $56 thousand while other noninterest expense increased $82 thousand from the comparable six month period. The table below reflects the composition of other noninterest expenses.

Other noninterest expenses

	Six months ended June 30,
	2007	2006
	(in thousands)
Professional fees and services	$376	$298
Marketing and donations	277	292
Office supplies, printing and postage	218	251
Telephone and data lines	116	108
Electronic banking expenses	329	282
Software amortization and maintenance	214	163
Loan collection expense	68	113
Other	742	751

Total	$2,340	$2,258

Income Tax Expense

The Company had income tax expense of $603 thousand for the six months ended June 30, 2007 resulting in an effective tax rate of 30.5% compared to income tax expense of $284 thousand and an effective rate of 24.7% in the 2006 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of net income in the first six months compared to the same period in 2006.

Asset Quality

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

The allowance for loan losses represents management’s estimate of an appropriate amount to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The provision for loan losses declined from $244 thousand for the six months ended June 30, 2006 to ($138) thousand for the current year. Additionally, the allowance expressed as a percentage of loans held for investment was 1.10% at both December 31, 2006 and June 30, 2007. The decline in the level of our provision in the 2007 period resulted primarily from improved trends in our overall asset quality. During the first six months of 2007 the levels of our impaired loans and the specific impairment identified for those impaired loans decreased by $1.2 million and $121 thousand, respectively, due primarily to the pay off of one impaired loan that also resulted in a recovery of $173 thousand. Additionally, other potential problem loans, which consist of loans which are currently performing and are not deemed to be impaired, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms, declined from $2.9 million at December 31, 2006 to $1.9 million at June 30, 2007, while the allowance for these loans decreased during this same period by $213 thousand. Net loan charge-offs for the six months ending June 30, 2006 were $125 thousand, while the same period in 2007 experienced net loan recoveries of $304 thousand. The recoveries for 2007 directly impacted the aforementioned negative provision of $138 thousand.

The allowance as a percentage of total impaired and potential problem loans has increased from 52.6% at December 31, 2006 to 87.9% at June 30, 2007. Likewise, the portion of the allowance specifically allocable to impaired loans decreased from 28.0% at December 31, 2006 to 23.0% at June 30, 2007. Management believes the current level of allowance for loan losses to be adequate at this time.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.1 million at June 30, 2007, with available credit of $15.1 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $32.0 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $55.7 million at June 30, 2007, compared to $42.3 million at December 31, 2006.

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

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings other than ordinary routine litigation incidental to their business.

Item 1A.	Risk Factors

There has been no change in the risk factors included in the Company’s most recent annual report on form 10-K.

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

The Company did not repurchase any shares of its common stock during the three months ended June 30, 2007. On June 28, 2007, the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the third quarter of 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on Tuesday, May 8, 2007 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated March 30, 2007, (1) to elect six (6) directors of the Company to three (3) year terms and (2) to ratify the appointment of the Company’s independent public accountants for 2007, were approved by the shareholders as listed below. There were no other matters submitted for vote of the shareholders at this meeting.

Proposal (1) To elect six (6) directors to a three (3) year term. Votes for each nominee were as follows:

Nominee	For	Withheld
Henry E. Farmer, Sr.	4,612,061	196,142
Thomas M. Hearne, Jr.	4,762,416	45,787
Charles D. Horne	4,761,859	46,344
Timothy J. Propst	4,766,482	41,721
Donald P. Scarborough	4,758,806	49,397
John W. Shealy, Jr.	4,765,482	42,721

The following twelve directors continued in office: Joe S. Brooks; Charles F. (“Tad”) Geschickter, III; Joseph R. Kluttz, Jr.; B. Franklin Lee; W. Chester Lowder; John P. Murray, M.D.; James E. Nance; Emmett S. Patterson; Susan J. Rourke; Michael E. Snyder, Sr.; Douglas L Stafford; and Emily M. Thomas.

Proposal (2) To ratify the appointment of Dixon Hughes PLLC as the Company’s independent public accountants for 2007.

For	4,786,648
Against	7,393
Abstain	14,162

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

10.1	Uwharrie Capital Corp 2006 Incentive Stock Option Plan

10.2	Uwharrie Capital Corp 2006 Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: August 10, 2007	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer