Form 10-Q
period 2007-09-30
UWHARRIE CAPITAL CORP
filed 2007-11-13
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,255,822 shares of common stock outstanding as of October 31, 2007.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2007 (Unaudited)	December 31, 2006*
	(dollars in thousands)
ASSETS
Cash and due from banks	$12,095	$15,088
Interest-earning deposits with banks	2,647	2,147
Federal funds sold	620	17,525
Securities available for sale, at fair value	43,828	37,150
Loans:
Loans held for sale	4,194	3,814
Loans held for investment	309,817	288,135
Less allowance for loan losses	(3,394)	(3,171)

Net loans	310,617	288,778

Premises and equipment, net	8,733	8,618
Interest receivable	2,110	1,775
Federal Home Loan Bank stock	1,792	1,980
Bank owned life insurance	5,256	5,133
Goodwill	987	987
Other assets	4,283	4,080

Total assets	$392,968	$383,261

LIABILITIES
Deposits:
Demand noninterest-bearing	$45,737	$48,149
Interest checking and money market accounts	107,593	101,470
Savings deposits	26,172	27,833
Time deposits, $100,000 and over	44,454	48,450
Other time deposits	93,594	83,698

Total deposits	317,550	309,600

Short-term borrowed funds	25,705	13,040
Long-term debt	16,692	29,289
Interest payable	440	503
Other liabilities	1,597	1,196

Total liabilities	361,984	353,628

Off balance sheet items, commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,255,822 and 7,423,550 shares, respectively (1)	9,070	9,279
Additional paid-in capital	12,783	13,541
Unearned ESOP compensation	(815)	(859)
Undivided profits	9,651	7,502
Accumulated other comprehensive income	295	170

Total shareholders’ equity	30,984	29,633

Total liabilities and shareholders’ equity	$392,968	$383,261

(1)	A 3% stock dividend was declared, after the balance sheet date, and actual outstanding shares presented have not been adjusted to reflect this dividend.
(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$6,174	$5,729	$17,693	$16,207
Investment securities
US Treasury	25	25	73	74
US Government agencies and corporations	376	213	972	609
State and political subdivisions	157	160	477	516
Other	38	33	112	104
Interest-earning deposits with banks and federal funds sold	76	253	711	351

Total interest income	6,846	6,413	20,038	17,861

Interest Expense
Interest checking and money market accounts	639	662	2,015	1,660
Savings deposits	132	176	412	570
Time deposits, $100,000 and over	529	628	1,701	1,464
Other time deposits	1,052	848	3,051	2,148
Short-term borrowed funds	352	221	843	574
Long-term debt	260	426	972	1,278

Total interest expense	2,964	2,961	8,994	7,694

Net interest income	3,882	3,452	11,044	10,167
Provision for loan losses	18	54	(120)	298

Net interest income after provision for loan losses	3,864	3,398	11,164	9,869

Noninterest Income
Service charges on deposit accounts	550	508	1,609	1,477
Other service fees and commissions	750	579	2,169	1,712
Loss on sale of securities	—	—	(76)	—
Gain(loss) on sale fixed assets/other assets	6	(9)	26	(26)
Income from mortgage loan sales	235	281	678	569
Other income	119	78	288	243

Total noninterest income	1,660	1,437	4,694	3,975

Noninterest Expense
Salaries and employee benefits	2,493	2,242	7,414	6,757
Net occupancy expense	219	174	645	544
Equipment expense	150	162	456	471
Data processing costs	188	274	551	680
Other noninterest expense	1,364	1,048	3,704	3,306

Total noninterest expense	4,414	3,900	12,770	11,758

Income before income taxes	1,110	935	3,088	2,086
Income taxes	336	282	939	566

Net income	$774	$653	$2,149	$1,520

Net income per common share
Basic	$0.11	$0.09	$0.29	$0.20

Diluted	$0.10	$0.09	$0.29	$0.20

Weighted average common shares outstanding
Basic	7,345,988	7,481,813	7,408,847	7,456,059
Diluted	7,479,293	7,594,461	7,518,137	7,569,019

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

			Additional	Unearned		Accumulated Other
	Common Stock		Paid-in	ESOP	Undivided	Comprehensive
	Shares	Amount	Capital	Compensation	Profits	Income	Total
	(in thousands, except share data)
Balance, December 31, 2006	7,423,550	$9,279	$13,541	$(859)	$7,502	$170	$29,633
Net income	—	—	—	—	2,149	—	2,149
Other comprehensive income	—	—	—	—	—	125	125
Release of ESOP shares	—	—	25	44	—	—	69
Common stock issued pursuant to:
Stock options exercised	12,764	16	20	—	—	—	36
Tax benefit of stock options exercised -		—	3	—	—	—	3
Repurchase of common stock	(180,492)	(225)	(840)	—	—	—	(1,065)
Stock based compensation	—	—	34	—	—	—	34

Balance, September 30, 2007	7,255,822	$9,070	$12,783	$(815)	$9,651	$295	$30,984

(1)	A 3% stock dividend was declared, after the balance sheet date, and actual outstanding shares presented have not been adjusted to reflect this dividend

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,149	$1,520
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation	471	473
Net amortization of security premiums	(158)	(19)
Provision for loan losses	(120)	298
Stock based compensation	34	47
Net realized loss on available for sale securities	76	—
Income from mortgage loan sales	(678)	(569)
Proceeds from sales of loans held for sale	32,652	31,475
Origination of loans held for sale	(32,354)	(29,144)
(Gain) loss on sale of premises, equipment and other assets	(26)	2
Increase in cash surrender value of life insurance	(123)	(122)
Loss on sale of foreclosed real estate	—	24
Release of ESOP shares	69	71
Net change in interest receivable	(335)	(258)
Net change in other assets	(318)	(414)
Net change in interest payable	(63)	66
Net change in other liabilities	401	9

Net cash provided by operating activities	1,677	3,459

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	9,146	5,620
Purchase of securities available for sale	(15,542)	(7,021)
Net decrease in Federal Home Loan Bank Stock	188	92
Net increase in loans	(21,399)	(20,561)
Proceeds from sales of premises, equipment and other assets	87	—
Purchases of premises and equipment	(586)	(667)
Proceeds from sales of foreclosed real estate	39	205

Net cash used in investing activities	(28,067)	(22,332)

Cash flows from financing activities
Net increase in deposit accounts	7,950	30,625
Net increase in short-term borrowed funds	12,665	3,863
Net decrease in long-term debt	(12,597)	(2,398)
Repurchase of common stock	(1,065)	(145)
Proceeds from the exercise of stock options	36	204
Tax benefit of stock options exercised	3	—

Net cash provided by financing activities	6,992	32,149

Increase (decrease) in cash and cash equivalents	(19,398)	13,276
Cash and cash equivalents, beginning of period	34,760	21,369

Cash and cash equivalents, end of period	$15,362	$34,645

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net income	$774	$653	$2,149	$1,520

Other comprehensive income (loss)
Unrealized holding gains (losses) on available for sale securities	397	505	126	(99)
Related tax effect	(153)	(195)	(48)	38
Reclassification of loss recognized in net income	—	—	76	—
Related tax effect	—	—	(29)	—

Total other comprehensive income (loss)	244	310	125	(61)

Comprehensive income	$1,018	$963	$2,274	$1,459

Note 3 – Per Share Data

On October 30, 2007, the Company’s Board of Directors declared a 3% stock dividend payable on December 7, 2007 to shareholders of record on November 13, 2007. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per common share	7,492,278	7,643,605	7,555,137	7,617,851
Effect of ESOP shares	(146,290)	(161,792)	(146,290)	(161,792)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,345,988	7,481,813	7,408,847	7,456,059
Effect of dilutive stock options	133,305	112,648	109,290	112,960

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,479,293	7,594,461	7,518,137	7,569,019

Note 4 – Loans

Loans outstanding at period end: (in thousands)	September 30, 2007	December 31, 2006
Commercial	$37,079	$36,406
Real estate-construction	39,817	27,342
Real estate-residential	133,413	126,248
Real estate-commercial	85,553	84,744
Consumer loans	13,863	13,262
Loans held for sale	4,194	3,814
All other loans	92	133

Total	$314,011	$291,949

Analysis of the allowance for loan losses:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$3,337	$4,601	$3,171	$4,482
Provision charged to operations	18	54	(120)	298
Charge-offs	(31)	(1,467)	(194)	(1,651)
Recoveries	70	4	537	63

Net charge-offs	39	(1,463)	343	(1,588)

Balance at end of period	$3,394	$3,192	$3,394	$3,192

Note 5 – Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2007, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$84,308
Credit card commitments	8,802
Standby letters of credit	773

Total commitments	$93,883

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006.

During the nine months ended September 30, 2007, the Company’s total assets increased $9.7 million or 2.5% from $383.3 million to $393.0 million. During the nine months, loans held for investment increased $21.7 million or 7.5%, from $288.1 million at December 31, 2006 to $309.8 million at September 30, 2007. Investment securities increased $6.7 million during the period. These increases, however, were offset by a decrease in cash and cash equivalents of $19.4 million.

Cash and cash equivalents decreased $19.4 million during the nine months ended September 30, 2007. Cash and due from banks declined $3.0 million, while federal funds sold decreased $16.9 million. Interest-earning deposits with banks increased $500 thousand for the period. The growth in the loan portfolio was partially funded by the decrease in federal funds sold.

Investment securities increased $6.7 million or 18.0% for the nine month period. The Company executed a transaction selling $4.0 million in securities realizing a loss of $75 thousand and reinvested the proceeds to improve its yield. The Company also had an additional sale realizing a loss of $1 thousand and purchased $12.0 million in new investments.

As stated, loans held for investment increased $21.7 million to $309.8 million during the period ended September 30, 2007. The Company has experienced positive growth trends in all areas of its loan portfolio. Real estate construction loans lead the way with a $12.5 million increase during the period. Loans held for sale increased 10.0% or $380 thousand during the period. The growth in our residential lending is being generated from the continued growth in the recreational, high end developments. This growth is expected to remain steady in the foreseeable future. The allowance for loan losses was $3.4 million at September 30, 2007 which represents 1.10% of the loans held for investment portfolio, unchanged from December 31, 2006.

Other changes in our consolidated assets related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance and other assets. Premises and equipment increased $115 thousand, interest receivable grew $335 thousand, impacted by loan and investment growth, bank owned life insurance increased $123 thousand and other assets increased $203 thousand. These increases were offset by a decrease in Federal Home Loan Bank stock of $188 thousand. Owning Federal Home Loan Bank stock is a requirement for member banks that utilize Federal Home Loan Bank for borrowing funds. The amount of stock owned by each member bank is based primarily on the amount of borrowing outstanding.

Customer deposits, our primary funding source experienced an $8.0 million increase during the nine months ended September 30, 2007, increasing from $309.6 million to $317.6 million Interest checking and money market accounts increased $6.1 million while other time deposits grew $9.9 million. This growth was offset by declines in demand noninterest bearing of $2.4 million, savings deposits of $1.6 million and time deposits over $100 thousand of $4.0 million. The increase in interest checking stemmed from a temporary buildup with a major customer that has since adjusted to it’s normal balance.

Total borrowings increased by $68 thousand during the nine month period ended September 30, 2007. Borrowings consist of both short-term and long-term borrowed funds. The Company utilized both short-term and long-term advances from Federal Home Loan Bank. At September 30, 2007, $23.4 million of the total borrowings of $42.4 million were comprised of Federal Home Loan Bank advances.

The Company had long-term debt of $5.2 million of junior subordinated debentures to Uwharrie Statuary Trust I, issued in 2002, in exchange for the proceeds of the trust preferred securities issued by the trust. The junior subordinated debentures were incurred in long-term debt and were redeemable on September 26, 2007 or afterwards. The annual interest rate was LIBOR plus 3.40%. During the third quarter, the Company made a decision to help improve their interest margin by refinancing the subordinated debt. They did repay the debt, however market rates increased during the process and the replacement of the subordinated debt was placed on hold pending more favorable market conditions. The Company did replace the debt with other shorter term borrowings.

At September 30, 2007, total shareholders’ equity was $31.0 million, an increase of $1.4 milliion from December 31, 2006. Net income for the period was $2.1 million and the Company received $36 thousand from the exercise of stock options. Unrealized gains on investment securities, net of tax, increased $125 thousand. These increases were offset by the repurchase of 180,492 shares of the Company’s common stock at a cost of $1.1 million.

At September 30, 2007, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended September 30, 2007 and 2006.

Net Income

Uwharrie Capital Corp reported net income of $774 thousand, or $0.11 per basic share, for the three months ended September 30, 2007, as compared to $653 thousand, or $0.09, for the three months ended September 30, 2006, an increase of $121 thousand, or $0.02 per share.

Net Interest Income

The Company’s primary source of income, net interest income, increased $430 thousand or 12.5% for the period ending September 30, 2007, as compared to the same period for 2006. Refer to the nine month discussion on page 13 for further information.

Provision for Loan Losses

The provision for loan losses was $18 thousand and $54 thousand for the three months ended September 30, 2007 and 2006 respectively. There were net loan recoveries of $39 thousand for the three months ended September 30, 2007 as compared with net loan charge-offs of $1.5 million during the same period of 2006. Refer to the Asset Quality discussion on page 15 for further information.

Noninterest Income

Total noninterest income increased $223 thousand, from $1.4 million for the quarter ended September 30, 2006 to $1.7 million for the same period in 2007. Service charges on deposit accounts produced revenues of $550 thousand for the three months ended September 30, 2007, an increase of $42 thousand, or 8.5%. Other service fees and commissions experienced a 29.5% increase for the comparable three month periods. Growth in ATM fees of $24 thousand and investment fees on managed accounts of $117 thousand enhanced this increase. Income from mortgage loan sales decreased $46 thousand from $281 thousand for the quarter ended September 30, 2006 to $235 thousand for the same period in 2007.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2007 was $4.4 million compared to $3.9 million for the same period of 2006, an increase of $514 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $251 thousand, from $2.2 million for the quarter ending September 30, 2006 to $2.5 million for the same period in 2007. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases contributed to this increase. Other noninterest expense increased $316 thousand from the comparable three month period. In relation to the aforementioned discussion on the subordinated debt, the Company expensed $126 thousand in remaining unamortized issue costs during third quarter contributing to the increase in other noninterest expense. The table below reflects the composition of other noninterest expenses.

Other noninterest expenses

	Three months ended September 30,
	2007	2006
	(in thousands)
Professional fees and services	$212	$158
Marketing and donations	136	165
Office supplies, printing and postage	105	100
Telephone and data lines	58	55
Electronic banking expenses	182	150
Software amortization and maintenance	104	101
Loan collection expense	36	34
Subordinated debt issue costs	127	1
Other	404	284

Total	$1,364	$1,048

Income Tax Expense

The Company had income tax expense of $336 thousand for the three months ended September 30, 2007 resulting in an effective tax rate of 30.3% compared to income tax expense of $282 thousand and an effective rate of 30.2% in the 2006 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance.

Comparison of Results of Operations For the Nine Months Ended September 30, 2007 and 2006.

Net Income

Uwharrie Capital Corp reported net income of $2.1 million, or $0.29 per basic share, for the nine months ended September 30, 2007, an increase of $629 thousand, or $0.09 per share in comparison to the same period in 2006.

Net Interest Income

As with most financial institutions, the primary component of earnings for our banks is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the nine months ended September 30, 2007 was $11.0 million as compared with $10.2 million during the nine months ending September 30, 2006, resulting in an increase of $877 thousand, or 8.6%. During the nine month ending September 30, 2007 our growth in the volume of interest-earning assets outpaced the nine months growth in interest-bearing liabilities by $694 thousand. The average yield on our interest-earning assets increased 28 basis points to 7.49%, while the average rate we paid for our interest-bearing liabilities increased 27 basis points. These increases resulted in an increase of 1 basis point in our interest rate spread, from 3.63% in 2006 to 3.64% in 2007. Our net interest margin was 4.19% and 4.17% for the comparable periods in 2007 and 2006.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2007 and 2006:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2007	2006	2007	2006	2007	2006
Interest-earning assets:
Loans (1)	$299,894	$288,518	$17,550	$16,055	7.82%	7.44%
Nontaxable loans (2)	3,955	4,240	143	152	7.87%	7.79%
Taxable securities	29,044	24,542	1,165	862	5.36%	4.70%
Nontaxable securities (2)	12,932	11,744	469	441	7.88%	8.18%
Other (3)	18,789	8,925	711	351	5.06%	5.26%

Total interest-earning assets	364,614	337,969	20,038	17,861	7.49%	7.21%

Interest-bearing liabilities:
Interest-bearing deposits	263,537	237,452	7,179	5,842	3.64%	3.29%
Short-term borrowings	27,075	17,012	843	574	4.16%	4.51%
Long-term borrowings	21,671	32,691	972	1,278	6.00%	5.23%

Total interest bearing liabilities	312,283	287,155	8,994	7,694	3.85%	3.58%

Net interest spread	$52,331	$50,814	$11,044	$10,167	3.64%	3.63%

Net interest margin (2) (% of earning assets)					4.19%	4.17%

(1)	Average loan balances are stated net of unearned income and include nonaccrual loans. Interest recognized on nonaccrual loans is included in interest income.
(2)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.
(3)	Includes federal funds sold and interest bearing deposits with banks.

Provision for Loan Losses

The provision for loan losses was $(120) thousand and $298 thousand for the nine months ended September 30, 2007 and 2006 respectively. There were net loan recoveries of $343 thousand for the nine months ended September 30, 2007 as compared with net loan charge-offs of $1.6 million during the same period of 2006. Refer to the Asset Quality discussion on page 15 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $719 thousand, from $4.0 million for the nine months ended September 30, 2006 to $4.7 million for the same period in 2007. Service charges on deposit accounts produced earnings of $1.6 million for the nine months ended September 30, 2007, an increase of $132 thousand, or 9.0%. Other service fees and commissions experienced a 26.7% increase for the comparable nine month periods. Growth in MasterCard fee income of $24 thousand and investment fees on managed accounts of $386 thousand enhanced this increase. Income from mortgage loan sales increased $109 thousand from $569 thousand for the nine months ended September 30, 2006 to $678 thousand for the same period in 2007.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2007 was $12.8 million compared to $11.8 million for the same period of 2006, an increase of $1.0 million. Salaries and employee benefits, the largest component of noninterest expense, increased $657 thousand, from $6.8 million for the nine months ending September 30, 2006 to $7.4 million for the same period in 2007. Additions at the executive and bank support staff levels during the past year coupled with normal salary increases contributed to this increase. Net occupancy expense increased $101 thousand while other noninterest expense increased $398 thousand from the comparable nine month period. The table below reflects the composition of other noninterest expenses.

Other noninterest expense

	Nine months ended September 30,
	2007	2006
	(in thousands)
Professional fees and services	$588	$456
Marketing and donations	413	457
Office supplies, printing and postage	323	351
Telephone and data lines	174	163
Electronic banking expenses	511	432
Software amortization and maintenance	318	264
Loan collection expense	104	147
Subordinated debt issue costs	130	4
Other	1,143	1,032

Total	$3,704	$3,306

Income Tax Expense

The Company had income tax expense of $939 thousand for the nine months ended September 30, 2007 resulting in an effective tax rate of 30.4% compared to income tax expense of $566 thousand and an effective rate of 27.1% in the 2006 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from a decrease in the level of such tax free income as a percentage of net income in the first nine months of 2007 compared to the same period in 2006.

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

The allowance for loan losses represents management’s estimate of an appropriate amount to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The provision for loan losses declined from $298 thousand for the nine months ended September 30, 2006 to $(120) thousand for the current year. Additionally, the allowance expressed as a percentage of loans held for investment was 1.10% at both December 31, 2006 and September 30, 2007. The decline in the level of our provision in the 2007 period resulted primarily from improved trends in our overall asset quality. During the first nine months of 2007 the levels of our impaired loans and the specific impairment identified for those impaired loans decreased by $1.2 million and $132 thousand, respectively, due primarily to the pay-off of one impaired loan that also resulted in a recovery of $173 thousand. Additionally, other potential problem loans, which consist of loans which are currently performing and are not deemed to be impaired, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms, declined from $2.9 million at December 31, 2006 to $1.8 million at September 30, 2007, while the allowance for these loans decreased during this same period by $257 thousand. Net loan charge-offs for the nine months ending September 30, 2006 were $1.6 million, while the same period in 2007 experienced net loan recoveries of $343 thousand. The recoveries for 2007 directly impacted the aforementioned negative provision of $120 thousand.

The allowance as a percentage of total impaired and potential problem loans has increased from 52.6% at December 31, 2006 to 90.8% at September 30, 2007. Likewise, the portion of the allowance specifically allocable to impaired loans decreased from 28.0% at December 31, 2006 to 22.3% at September 30, 2007. Management believes the current level of allowance for loan losses to be adequate at this time.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.1 million at September 30, 2007, with available credit of $20.1 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $31.0 million; access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $42.4 million at September 30, 2007, compared to $42.3 million at December 31, 2006.

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

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of, and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2006.

Item 4T.	Controls and Procedures

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2007.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2007 Through July 31, 2007	61,860	$5.80	—	$—
August 1, 2007 Through August 31, 2007	10,724	$6.00	—	$—
September 1, 2007 Through September 30, 2007	12,656	$5.98	—	$—
Total	85,240	$5.85	—	—

(1)	Trades of the Company’s stock occur in the Over-the-Counter marketplace from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On March 20, 2007 the Board of Directors of Uwharrie Capital Corp unanimously approved the repurchase of 95,252, shares of its common stock at a cost of $566,807. This resolution is under a Stock Repurchase Plan that is contingent upon maintaining a well capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction.
(3)	On June 28, 2007, the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the third quarter of 2007.
(4)	On September 18, 2007, the Board of Directors of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to an additional $125,000 of its common stock during the third quarter of 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 9, 2007	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)	Filed herewith

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith