Form 10-K
period 2007-12-31
UWHARRIE CAPITAL CORP
filed 2008-03-28
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $37,454,957

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,409,772 shares of common stock outstanding as of March 3, 2008.

Documents Incorporated by Reference.

Portions of the Registrant’s 2007 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement dated March 28, 2008 are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 and (ii) the Registrant’s Proxy Statement dated March 28, 2008 for the Annual Meeting of Shareholders to be held May 13, 2008 filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key
AR	Annual Report to Shareholders for the fiscal year ended December 31, 2007

Proxy	Proxy Statement dated March 28, 2008 for Annual Meeting of Shareholders to be held May 13, 2008

10-K	10-K for the fiscal year ended December 31, 2007

PART I

Item 1.	Business

Uwharrie Capital Corp (the “Company”) is a North Carolina bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (“Stanly”), a North Carolina commercial bank chartered on September 28, 1983 and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc. (“Gateway”), a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Strategic Investment Advisors, Inc. formed in 1999 and Uwharrie Mortgage, Inc. formed in 2004.

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of the Company. The savings bank operates under the name Anson Bank & Trust Co. (“Anson”).

During 2002, the Company expanded its service area into the Cabarrus County market with two banking offices of Stanly. On April 10, 2003 the Company capitalized a new wholly-owned subsidiary bank, Cabarrus Bank & Trust Company (“Cabarrus” and together with Stanly and Anson, the “Banks”). As of that date, Cabarrus purchased the two branch offices of Stanly located in Cabarrus County in order to commence operation.

The Company and its subsidiaries are located in Stanly County, Anson County and Cabarrus County, North Carolina. The Company is community oriented, emphasizing the well-being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today’s quickly changing financial services industry. In 1993, the Company implemented its current strategy to remain a strong, independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company’s technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the high cost of delivering competitive services.

At December 31, 2007 the Company and related subsidiaries had 139 full-time and 33 part-time employees.

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

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. Stanly provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. Stanly’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. Stanly also offers Internet Banking, 24-Hour

Telephone Banking, and issues Visa® Check Cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at four branches of Stanly and at most automated teller machines of other banks linked to the STAR® or CIRRUS® networks. Stanly is licensed to offer MasterCard® credit cards. Stanly does not provide the services of a trust department.

Anson, acquired by the Company on January 19, 2000, was originally chartered in 1889 as Anson Building and Loan Association, a North Carolina chartered mutual savings institution. Later changed to Anson Savings Bank, it was converted to a stock-chartered institution in June 1998. As a subsidiary of the Company, Anson provides the same level of financial services to the Anson County market as those of Stanly described above. Its main office and banking location is 211 South Greene Street in Wadesboro, North Carolina.

Cabarrus, which opened on April 10, 2003, is a full-service commercial bank located in Cabarrus County. Its main office is located at 25 Palaside Drive, NE in Concord, North Carolina and it operates another branch in Mt. Pleasant, North Carolina. As a subsidiary of the Company, Cabarrus provides the same level of financial services as the Company’s other banking subsidiaries.

Non-bank Subsidiaries

Stanly has three wholly-owned subsidiaries, BOS Agency, Strategic Alliance and Gateway. BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the Securities and Exchange Commission and licensed by the Financial Industry Regulatory Authority (“FINRA”) as a securities broker-dealer. Gateway is a mortgage brokerage company, acquired by Stanly in 2000.

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

Exposure to Local Economic Conditions

The Company’s success is dependent to a significant extent upon economic conditions in Stanly, Anson and Cabarrus Counties, and more generally, in the Uwharrie Lakes Region. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control. Economic recession over a prolonged period or other economic dislocation in Stanly, Anson and Cabarrus Counties and the Uwharrie Lakes Region could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and erosion of capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company’s market area would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” and “well managed” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”), which became effective on March 11, 2000, the types of activities in which bank holding companies may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

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

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to a per depositor maximum of $250,000 for retirement accounts and $100,000 for all other accounts through the Deposit Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDIC determines the Banks’ deposit insurance assessment rates on the basis of four risk categories. The Banks’ assessment is determined by a formula that ranges from 0.02% to 0.04% at the lowest assessment category up to a maximum of 0.40% of the Banks’ average deposit base, with the exact assessment determined by the Banks’ assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2007. Increases in the assessment rate may have an adverse effect on the Banks’ operating results. The FDIC has the authority to terminate deposit insurance.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off- balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2007, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.05% and 12.17% respectively. As of December 31, 2007, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.45% and 12.53% respectively. As of December 31, 2007 Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 9.98% and 10.89% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s IRR management include a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

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

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank and a savings bank, the Company is directly affected by the government’s monetary policy and the economy in general. The actions and policies of the Federal Reserve Board, which acts as the nation’s central bank, can directly affect the money supply and, in general, affect a bank’s lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are not members of the Federal Reserve System but are subject to reserve requirements imposed by the Federal Reserve Board on non-member banks. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors

Not Applicable

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

Stanly’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. Stanly has leased a portion of the Main Office facility since it opened in 1984, and its administrative and executive offices occupy an adjoining building, purchased in 1991. Stanly owns a commercial building and parking lot adjacent to its Main Office. Stanly also acquired a commercial building in downtown Albemarle in December 2001 that is held for future expansion. Stanly acquired a lot in Montgomery County in 2003 that is held as a potential ATM site.

Stanly owns its other banking locations at 710 North First Street, which houses the Village Branch, and its East Albemarle Branch at 800 Highway 24-27 Bypass, both located in Albemarle. It also owns a branch office located at 107 South Main Street in Norwood, North Carolina and a branch office located at 624 North Main Street in Oakboro, North Carolina. Stanly also leases an office at 111 Ray Kennedy Drive, Locust, North Carolina.

All of Stanly’s existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office in Albemarle and the branch location in Locust which do not have drive-up facilities.

Cabarrus owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 South Main Street, Mt. Pleasant, North Carolina and also owns some property adjacent to the Mt. Pleasant banking office located at 1480 South Main Street. Cabarrus leases a suite at 700 North Church Street in Concord, North Carolina where it previously provided banking services and which currently serves as an administrative office.

Anson owns its banking facility located at 211 South Greene Street, Wadesboro, North Carolina. Anson also owns an ATM site at 426 East Caswell Street, Wadesboro, North Carolina.

Item 3.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings other than ordinary routine litigation incidental to their business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

It is the philosophy of Uwharrie Capital Corp to promote a strong, base of local shareholders. While bid and asked prices for the Company’s common stock are quoted on the Over the Counter Bulletin Board under the symbol UWHR, trading is sporadic with most trades taking place in privately negotiated transactions. Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company has an independent valuation of its common stock performed on a quarterly basis and makes this valuation available to interested shareholders in order to promote fairness and market efficiency in privately negotiated transactions.

The Board of Directors has adopted a dividend policy on an annual basis. For 2007, Uwharrie Capital Corp declared a 3% stock dividend. The Board of Directors will determine on an annual basis, consistent with the capital needs of the Company an appropriate dividend. In addition, Uwharrie Capital Corp has adopted a stock repurchase program whereby the Company may make open market purchase of shares of its stock. The combination of private trades as well as the holding company purchases provides liquidity for the investors of Uwharrie Capital Corp.

Additional information regarding the market for the Company’s stock is incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 on page 4. See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended December 31, 2007.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2007 Through October 31, 2007	—	$—	—	$—

November 1, 2007 Through November 30, 2007	54,117	$5.92	—	$—

December 1, 2007 Through December 31, 2007	3,060	$5.75	—	$—

Total	57,177	$5.91	—	—

(1)	The Company has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On March 20, 2007 the Board of Directors of Uwharrie Capital Corp unanimously approved the repurchase of 95,252 shares of its common stock at a cost of $566,807. This resolution is under a Stock Repurchase Plan that is contingent upon maintaining a well capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction.

(3)	On June 28, 2007, the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $375,000 of its common stock during the third quarter of 2007.
(4)	On September 18, 2007, the Board of Directors of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to an additional $125,000 of its common stock during the third quarter of 2007.
(5)	On November 20, 2007, the Board of Directors of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to an additional $338,093 of its common stock during the fourth quarter of 2007.

Item 6.	Selected Financial Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 on page 41.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 on Page 42.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk Analysis of Financial Instruments

(dollars in thousands)

Contractual Maturities at December 31, 2007
	2008	2009	2010	2011	2012	Beyond Five Years	Total	Average Interest Rate	Estimated Fair Value
Financial Assets
Debt securities	$7,541	$2,283	$206	$1,218	$336	$39,421	$51,005	5.94%	$51,005
Loans
Fixed rate	23,186	8,760	17,443	19,418	25,391	49,784	143,982	7.22%	149,144
Variable rate	60,165	26,425	12,491	10,831	9,946	58,147	178,005	7.42%	172,971
Interest-bearing bank balances	—	—	—	—	—	2,432	2,432	4.05%	2,432
Federal funds sold	—	—	—	—	—	—	—	0.00%	—

Total	$90,892	$37,468	$30,140	$31,467	$35,673	$149,784	$375,424	7.12%	$375,552

Financial Liabilities
Money Market, NOW & savings deposits	$—	$—	$—	$—	$—	$128,611	$128,611	1.94%	$126,165
Time deposits	134,050	10,457	3,345	1,249	348	—	149,449	4.67%	149,525
Federal Home Loan Bank advances	14,787	3,000	5,000	6,000	1,000	—	29,787	4.38%	30,124
Other borrowed funds	17,141	6,608	9	9	9	56	23,832	6.49%	23,636

Total	$165,978	$20,065	$8,354	$7,258	$1,357	$128,667	$331,679	3.72%	$329,450

Please refer to the description on Interest Rate Sensitivity in Management’s Discussion and Analysis contained in the Company’s annual report filed herewith as Exhibit 13 and incorporated by reference into Item 7 of this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 beginning on Page 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2007. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Roger L. Dick	Barbara S. Williams
Chief Executive Officer	Principal Financial Officer

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2008 on Pages 2-7.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2008 on Pages 11-15.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related

Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2008 on pages 13-14.

The following table sets forth equity compensation plan information at December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	504,207	$4.61	262,685
Equity compensation plans not approved by security holders	NA	NA	NA
Total	504,207	$4.61	262,685

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements filed here within.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2008 on Pages 7-8 and 15.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s definitive proxy statement dated March 28, 2008 on Page 16.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2007, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

Report of independent registered public accounting firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit
3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

4	Form of stock certificate*

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

13	2007 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Registrant’s definitive proxy statement dated March 28, 2008***

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.

***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

****	Filed with the Commission pursuant to Rule 14a-6 (b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 18, 2008
	By:	/s/ Roger L. Dick
Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 18, 2008
Roger L. Dick
Chief Executive Officer

/s/ Barbara S. Williams	March 18, 2008
Barbara S. Williams, Principal Financial Officer

/s/ Joe S. Brooks	March 18, 2008
Joe S. Brooks, Director

March 18, 2008
Henry E. Farmer, Sr., Director

/s/ Charles F. Geschickter III	March 18, 2008
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr.	March 18, 2008
Thomas M. Hearne, Jr., Director

/s/ Charles D. Horne	March 18, 2008
Charles D. Horne, Director

/s/ Joseph R. Kluttz, Jr.	March 18, 2008
Joseph R. Kluttz, Jr., Director

/s/ B. Franklin Lee	March 18, 2008
B. Franklin Lee, Director

/s/ W.Chester Lowder	March 18, 2008
W. Chester Lowder, Director

/s/ John P. Murray, MD	March 18, 2008
John P. Murray, MD, Director

/s/ James E. Nance	March 18, 2008
James E. Nance, Director

/s/ Emmett S. Patterson	March 18, 2008
Emmett S. Patterson, Director

/s/ Timothy J. Propst	March 18, 2008
Timothy J. Propst, Director

March 18, 2008
Susan J. Rourke, Director

/s/ Donald P. Scarborough	March 18, 2008
Donald P. Scarborough, Director

March 18, 2008
John W. Shealy, Jr., Director

/s/ Michael E. Snyder, Sr.	March 18, 2008
Michael E. Snyder, Sr., Director

/s/ Douglas L. Stafford	March 18, 2008
Douglas L. Stafford, Director

/s/ Emily M. Thomas	March 18, 2008
Emily M. Thomas, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

13	2007 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002