Form 10-Q
period 2008-03-31
UWHARRIE CAPITAL CORP
filed 2008-05-14
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,413,278 shares of common stock outstanding as of May 1, 2008.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	March 31, 2008 (Unaudited)	December 31, 2007*
	(dollars in thousands)
ASSETS
Cash and due from banks	$12,292	$13,765
Interest-earning deposits with banks	1,761	2,432
Federal funds sold	1,425	—
Securities available for sale, at fair value	49,552	51,005
Loans held for sale	818	2,916
Loans:
Loans held for investment	325,397	321,987
Less allowance for loan losses	(3,583)	(3,510)

Net loans held for investment	321,814	318,477

Premises and equipment, net	8,899	8,751
Interest receivable	2,088	2,055
Federal Home Loan Bank stock	2,256	2,137
Bank owned life insurance	5,364	5,318
Goodwill	987	987
Other assets	4,181	4,101

Total assets	$411,437	$411,944

LIABILITIES
Deposits:
Demand noninterest-bearing	$45,673	$46,597
Interest checking and money market accounts	101,441	102,411
Savings deposits	26,201	26,200
Time deposits, $100,000 and over	56,305	54,729
Other time deposits	97,142	94,720

Total deposits	326,762	324,657

Short-term borrowed funds	25,383	31,928
Long-term debt	24,690	21,691
Interest payable	486	596
Other liabilities	2,185	1,498

Total liabilities	379,506	380,370

Off balance sheet items, commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,405,449 and 7,414,707 shares, respectively	9,257	9,268
Additional paid-in capital	13,418	13,453
Unearned ESOP compensation	(784)	(800)
Undivided profits	9,768	9,266
Accumulated other comprehensive income	272	387

Total shareholders’ equity	31,931	31,574

Total liabilities and shareholders’ equity	$411,437	$411,944

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March,
	2008	2007
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,969	$5,654
Investment securities
US Treasury	24	24
US Government agencies and corporations	487	280
State and political subdivisions	158	163
Other	34	37
Interest-earning deposits with banks and federal funds sold	25	384

Total Interest income	6,697	6,542

Interest Expense
Interest checking and money market accounts	435	710
Savings deposits	95	146
Time deposits, $100,000 and over	682	606
Other time deposits	1,093	990
Short-term borrowed funds	188	244
Long-term borrowed funds	311	362

Total interest expense	2,804	3,058

Net interest income	3,893	3,484
Provision for loan losses	86	—

Net interest income after provision for loan losses	3,807	3,484

Noninterest Income
Service charges on deposit accounts	530	503
Other service fees and commissions	748	698
Income from mortgage loan sales	441	255
Other income	146	86

Total noninterest income	1,865	1,542

Noninterest Expense
Salaries and employee benefits	2,637	2,445
Net occupancy expense	223	217
Equipment expense	140	159
Data processing costs	188	178
Other noninterest expense	1,335	1,084

Total noninterest expenses	4,523	4,083

Income before income taxes	1,149	943

Income taxes	374	285

Net income	$775	$658

Net income per common share
Basic	$0.11	$0.09

Diluted	$0.11	$0.09

Weighted average shares outstanding
Basic	7,272,006	7,469,051
Diluted	7,328,525	7,561,498

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	Shares	Amount
		(in thousands, except share data)
Balance, December 31, 2007	7,414,707	$9,268	$13,453	$(800)	$9,266	$387	$31,574
Net income	—	—	—	—	775	—	775
Other comprehensive loss	—	—	—	—	—	(115)	(115)
Release of ESOP shares	—	—	7	16	—	—	23
Common stock issued pursuant to:
Stock options exercised	13,048	16	40	—	—	—	56
Tax benefit of stock options exercised	—	—	6	—	—	—	6
Repurchase of common stock	(22,306)	(27)	(94)	—	—	—	(121)
Stock compensation expense	—	—	6	—	—	—	6
Adjustment to initially apply EITF 06-4	—	—	—	—	(273)	—	(273)

Balance, March 31, 2008	7,405,449	$9,257	$13,418	$(784)	$9,768	$272	$31,931

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash flows from operating activities
Net income	$775	$658
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	153	151
Net amortization of security premiums/discounts	(57)	(39)
Net amortization of mortgage servicing rights	124	99
Provision for loan losses	86	—
Stock based compensation	6	11
Income from mortgage loan sales	(441)	(255)
Proceeds from sales of loans held for sale	23,030	10,122
Origination of loans held for sale	(20,721)	(8,453)
Loss on sale of premises, equipment and other assets	5	—
Increase in cash surrender value of life insurance	(46)	(43)
Release of ESOP shares	23	24
Net change in interest receivable	(33)	(61)
Net change in other assets	258	(37)
Net change in interest payable	(110)	71
Net change in other liabilities	414	245

Net cash provided by operating activities	3,466	2,493

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	2,397	1,006
Purchase of securities available for sale	(1,073)	(2,325)
Net increase in loans	(3,584)	(8,880)
Purchase of premises and equipment	(306)	(192)
Proceeds from sales of foreclosed real estate	—	39
Net change in Federal Home Loan Bank stock	(119)	8

Net cash used by investing activities	(2,685)	(10,344)

Cash flows from financing activities
Net increase in deposit accounts	2,105	5,385
Net increase (decrease) in short-term borrowed funds	(6,545)	7,307
Net increase (decrease) in long-term debt	2,999	(3,838)
Repurchase of common stock	(121)	(566)
Net proceeds from issuance of common stock	56	36
Tax benefit of stock options exercised	6	—

Net cash provided by (used in) financing activities	(1,500)	8,324

Increase (decrease) in cash and cash equivalents	(719)	473

Cash and cash equivalents, beginning of period	16,197	34,760

Cash and cash equivalents, end of period	$15,478	$35,233

See accompanying notes

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2007 Annual Report on Form 10-K. This Quarterly report should be read in conjunction with such Annual Report.

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

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net income	$775	$658

Other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	(187)	73
Related tax effect	72	(28)

Total other comprehensive income (loss)	(115)	45

Comprehensive income	$660	$703

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended
	March 31,
	2008	2007
Weighted average number of common shares used in computing basic net income per common share	7,410,270	7,623,099

Effect of ESOP shares	(138,264)	(154,048)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,272,006	7,469,051

Effect of dilutive stock options	56,519	92,447

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,328,525	7,561,498

Note 4 – Loans

	March 31,	December 31,
	2008	2007
	(in thousands)
Loans outstanding at period end:
Commercial	$40,234	$37,724
Real estate-construction	49,493	46,546
Real estate-residential	133,498	135,959
Real estate-commercial	86,458	86,593
Consumer loans	15,569	15,022
All other loans	145	143

Total	$325,397	$321,987

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Analysis of the allowance for loan losses:
Balance at beginning of period	$3,510	$3,171

Provision charged to operations	86	—

Charge-offs	(30)	(147)
Recoveries	17	10

Net charge-offs	(13)	(137)

Balance at end of period	$3,583	$3,034

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2008, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$91,443
Credit card commitments	9,469
Standby letters of credit	877

Total commitments	$101,789

Note 6 – Fair Value Disclosures

The Company adopted the provisions of Statement of Financial Accounting Statements (SFAS) No. 157 Fair Value Measurements (SFAS 157) and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159) on January 1, 2008.

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. SFAS 157 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

SFAS 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities for which identical or similar assets and liabilities are not actively traded in observable markets are based on level 3 inputs, which are considered to be unobservable.

Among the Company’s assets and liabilities, investment securities available for sale are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or market, loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions, foreclosed real estate, which is carried at lower of cost or fair market value and goodwill, which is periodically tested for impairment. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For assets and liabilities carried at fair value, the following table provides fair value information as of March 31, 2008:

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Investment securities available for sale	$49,552	$9,666	$39,886	$—

Total assets at fair value	$49,552	$9,666	$39,886	$—

Total liabilities at fair value	$—	$—	$—	$—

Prices for US Treasury and government agency securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2008:

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans	$8,591	$—	$8,591	$—

Total assets at fair value	$8,591	$—	$8,591	$—

Total liabilities at fair value	$—	$—	$—	$—

SFAS 159 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. Upon the adoption of SFAS 159, the Company did not elect to report any assets and liabilities at fair value.

Note 7 – Recent Accounting Pronouncements

SAB 109

Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings,” supersedes Staff Accounting Bulletin No. 105 by requiring the expected net future cash flows related to servicing a loan to be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 on January 1, 2008, did not have a significant impact on the Company’s consolidated financial statements.

SFAS 157

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008 as discussed in Note 6 above.

SFAS 159

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements. See Note 6 above.

EITF 06-4

The Emerging Issues Task Force (EITF) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. This EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted EITF 06-4 on January 1, 2008 and it had the effect of reducing beginning consolidated undivided profits by approximately $273,000.

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

Reclassification

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007.

During the three months ended March 31, 2008, the Company’s total assets decreased $507 thousand, from $411.9 million to $411.4 million. During the three months, loans held for investment increased $3.4 million or 1.1%, from $322.0 million at December 31, 2007 to $325.4 million at March 31, 2008. This increase, however, was offset by a decline in investment securities of $1.5 million and a decrease in loans held for sale of $2.1 million during the period.

Cash and cash equivalents decreased $719 thousand during the three months ended March 31, 2008. Cash and due from banks declined $1.5 million, while interest-earning deposits with banks decreased $671 thousand. These decreases were offset by an increase in federal funds sold of $1.4 million. The Company made the decision to continue to keep a portion of their investments in short-term federal funds during the first quarter of 2008.

Investment securities decreased $1.5 million or 2.9% for the three months. The decrease resulted primarily from normal mortgage backed securities pay down activity during the period.

As previously stated, loans held for investment increased $3.4 million to $325.4 million during the period ended March 31, 2008. The Company has experienced positive growth trends in its residential construction, commercial and consumer areas of the loan portfolio. These positive trends were impacted by a decrease in our one to four family residential real estate loan portfolio. Loans held for sale decreased 71.9% or $2.1 million during the period. The allowance for loan losses was $3.6 million at March 31, 2008 which represents 1.10% of the loan portfolio.

Other changes in our consolidated assets related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance and other assets. Fixed assets increased $148 thousand, interest receivable grew $33 thousand, bank owned life insurance increased $46 thousand and other assets increased $80 thousand. Federal Home Loan Bank stock increased $119 thousand. Federal Home Loan Bank stock ownership is a requirement for member banks that utilize Federal Home Loan Bank for borrowing funds. The amount of stock owned by each member bank is based primarily on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced a $2.1 million increase during the three months ended March 31, 2008, increasing from $324.7 million to $326.8 million. Time deposits $100,000 and over grew by $1.6 million and other time deposits increased $2.4 million during the period. These increases were offset by declines in interest checking and money market accounts of $970 thousand and demand deposits of $924 thousand.

The growth in deposits allowed the Company to reduce net borrowings by $3.5 million during the first quarter of 2008. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At March 31, 2008, $32.0 million of the total borrowings of $50.1 million were comprised of Federal Home Loan Bank advances.

Other liabilities increased from $ 1.5 million at December 31, 2007 to $2.2 million at March 31, 2008, an increase of $687 thousand. The Company has a supplemental retirement plan in place for four executive officers. The Company has purchased life insurance policies in order to provide future funding of benefit payments. As discussed in Note 7, with the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, the Company recorded a $273 thousand liability. This adjustment coupled with an increase in the reserve for income taxes were the primary factors associated with the increase in other liabilities.

At March 31, 2008, total shareholders’ equity was $31.9 million, an increase of $357 thousand from December 31, 2007. Net income for the period was $775 thousand and the Company received $56 thousand from the exercise of stock options. These increases were offset by the repurchase of 22,306 shares of the Company’s common stock at a cost of $121 thousand and unrealized losses on investment securities, net of tax, of $115 thousand. The Company also recorded a $273 thousand one-time cumulative adjustment to undivided profits for the adoption of EITF 06-4. At March 31, 2008, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended March 31, 2008 and 2007.

Net Income

Uwharrie Capital Corp reported net income of $775 thousand, or $0.11 per basic share, for the three months ended March 31, 2008, as compared to $658 thousand, or $0.09 per basic share, for the three months ended March 31, 2007, an increase of $117 thousand, or $0.02 per share.

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

Net interest income for the three months ended March 31, 2008 was $3.9 million as compared with $3.5 million during the quarter ending March 31, 2007, resulting in an increase of $409 thousand, or 11.7%. During the quarter ending March 31, 2008 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $296 thousand. The average yield on our interest–earning assets decreased 22 basis points to 7.20%, while the average rate we paid for our interest-bearing liabilities decreased 51 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while, interest-bearing time deposits adjust at the time of maturity. The fore mentioned decreases resulted in an increase of 29 basis points in our interest rate spread, from 3.52% in 2007 to 3.81% in 2008. Our net interest margin was 4.22% and 4.00% for the comparable periods in 2008 and 2007.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2008 and 2007:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Taxable securities	$37,864	$27,540	$548	$341	5.81%	4.97%
Nontaxable securities (1)	12,861	12,865	155	163	7.85%	8.38%
Short-term investments	3,022	29,679	25	384	3.32%	5.19%
Taxable loans	322,504	290,650	5,924	5,607	7.37%	7.74%
Non-taxable loans (1)	3,795	3,992	45	47	7.36%	7.85%

Total interest-earning assets	380,046	364,726	6,697	6,542	7.20%	7.42%

Interest-bearing liabilities:
Interest-bearing deposits	279,931	265,518	2,305	2,452	3.30%	3.70%
Short-term borrowed funds	25,381	22,841	188	244	2.97%	4.28%
Long-term debt	26,509	25,843	311	362	4.71%	5.62%

Total interest bearing liabilities	331,821	314,202	2,804	3,058	3.39%	3.90%

Net interest spread	$48,225	$50,524	$3,893	$3,484	3.81%	3.52%

Net interest margin (1) (% of earning assets)					4.22%	4.00%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $86 thousand for the three months ending March 31, 2008. There was no provision required for the same period in 2007. There were net loan charge-offs of $13 thousand for the three months ended March 2008 as compared with net loan charge-offs of $137 thousand during the same period of 2007. Refer to the Asset Quality discussion on page 16 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $323 thousand, from $1.5 million for the quarter ended March 31, 2007 to $1.9 million for the same period in 2008. Service charges on deposit accounts produced earnings of $530 thousand for the three months ended March 31, 2008, an increase of $27 thousand, or 5.4%. Other service fees and commissions experienced a 7.2% increase for the comparable three month period. Growth in ATM fees of $35 thousand and investment fees on managed accounts of $58 thousand enhanced this increase. Income from mortgage loan sales increased $186 thousand from $255 thousand for the quarter ended March 31, 2007 to $441 thousand for the same period in 2008. The interest rate reductions during the first quarter attributed to the increase in mortgage loan sales. The Company also owns shares of VISA stock. VISA redeemed a portion of this stock during the first quarter of 2008 resulting in other income of $59 thousand. This income was the primary reason for the increase in other income for the comparable periods.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2008 was $4.5 million compared to $4.1 million for the same period of 2007, an increase of $440 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $192 thousand, from $2.4 million for the quarter ending March 31, 2007 to $2.6 million for the same period in 2008. The Company has a non-qualifying deferred compensation plan for certain executive officers. The costs associated with this plan increased $82 thousand for the comparable periods. This increase coupled with normal salary increases contributed to the overall increase in noninterest expense. Other noninterest expense increased $251 thousand for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Professional fees and services	$165	$158
Marketing and donations	172	125
Office supplies, printing and postage	116	110
Telephone and data lines	60	56
Electronic banking expense	186	162
Software amortization and maintenance	99	104
Loan collection expense	71	25
Shareholder relations expense	58	45
Deposit/other charge-offs	28	6
Other	380	293

Total	$1,335	$1,084

Income Tax Expense

The Company had income tax expense of $374 thousand for the three months ended March 31, 2008 resulting in an effective tax rate of 32.6% compared to income tax expense of $285 thousand and an effective rate of 30.2% in the 2007 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage income before income taxes in the current year quarter compared to the 2007 quarter.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, management considers the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based either on discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

The provision for loan losses was $86 thousand for the three months ended March 31, 2008 as compared to $0 for the same period in 2007 when no provisions were required. Additionally, the allowance expressed as a percentage of loans held for investment was 1.10% at March 31, 2008, an increase from 1.09% at December 31, 2007. During the first three months of 2008 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $10.4 million compared to $7.5 million at December 31, 2007 an increase of $2.9 million. Of the $10.4 million in impaired loans at March 31, 2008, $8.6 million carried an allowance of $1.4 million while $1.8 million were evaluated and required no specific allowance. The level of specific reserves identified for impaired loans increased by $111 thousand for the same period. These increases were due primarily to the impairment of a loan relationship with one customer of $2.6 million, for which a $50 thousand specific reserve has been provided. Net loan charge-offs for the three months ending March 31, 2007 were $137 thousand, while the same period in 2008 experienced net loan charge-offs of $13 thousand.

The allowance as a percentage of total impaired loans has increased from 35.7% at December 31, 2007 to 38.0% at March 31, 2008. The portion of the allowance specifically allocable to impaired loans decreased from 16.8% at December 31, 2007 to 13.2% at March 31, 2008. Management believes the current level of allowance for loan losses to be adequate at this time.

The following nonperforming loan table shows the comparison for the three months ended March 31, 2008 to December 31, 2007:

Nonperforming Assets

(dollars in thousands)

	March 31, 2008	December 31, 2007
Nonperforming assets:
Non accrual loans	$1,686	$1,795
Other real estate owned	321	163

Total nonperforming assets	$2,007	$1,958

Accruing loans past due 90 days or more	$27	$—
Allowance for loans losses	3,583	3,510
Nonperforming loans to total loans	0.52%	0.56%
Allowance for loan losses to total loans	1.10%	1.09%
Nonperforming assets to total loans and other real estate	0.62%	0.61%
Nonperforming assets to total assets	0.49%	0.48%
Allowance for loan losses to
Nonperforming loans	212.57%	195.57%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.1 million at March 31, 2008, with available credit of $19.6 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $38.3 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $50.1 million at March 31, 2008, compared to $53.6 million at December 31, 2007.

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

Both the Company and its subsidiary banks have maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed these minimums without altering current operations or strategy. The Company does however plan to effect a private placement of subordinated debt during the second quarter of 2008 that will qualify as regulatory capital.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2008. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2008.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2008 Through January 31, 2008	3,935	$5.40	—	$—
February 1, 2008 Through February 28, 2008	1,000	$5.50	—	$—
March 1, 2008 Through March 31, 2008	17,371	$5.44	—	$—
Total	22,306	$5.43	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter marketplace from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On January 9, 2007, the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase 3,935 shares of its common stock at a cost of $21,249.
(3)	On January 22, 2008, the Board of Directors of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to $50,000 of its common stock during first quarter of 2008. This resolution is under a Stock Repurchase Plan that is contingent upon maintaining a well capitalized regulatory capital ratio. The purchase price under the plan is set on a quarterly basis, based on an independent valuation of the Company’s stock price, and is approved by the Board. The Board individually approves stock repurchases that exceed $50,000 in any one transaction.
(4)	On March 18, 2008, the Board of Directors of Uwharrie Capital Corp mandated by resolution that the Company could repurchase up to an additional $50,000 of its common stock during the first quarter.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate*

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: May 12, 2008	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer