Form 10-Q
period 2008-06-30
UWHARRIE CAPITAL CORP
filed 2008-08-12
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,407,851 shares of common stock outstanding as of August 1, 2008.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2008 (Unaudited)	December 31, 2007*
	(dollars in thousands)
ASSETS
Cash and due from banks	$13,585	$13,765
Interest-earning deposits with banks	1,381	2,432
Securities available for sale, at fair value	48,748	51,005
Loans held for sale	1,919	2,916
Loans:
Loans held for investment	336,735	321,987
Less allowance for loan losses	(3,657)	(3,510)

Net loans held for investment	333,078	318,477

Premises and equipment, net	9,323	8,751
Interest receivable	1,925	2,055
Federal Home Loan Bank stock	2,369	2,137
Bank owned life insurance	5,411	5,318
Goodwill	987	987
Other real estate owned	590	163
Other assets	4,852	3,938

Total assets	$424,168	$411,944

LIABILITIES
Deposits:
Demand noninterest-bearing	$46,362	$46,597
Interest checking and money market accounts	110,454	102,411
Savings deposits	26,947	26,200
Time deposits, $100,000 and over	56,723	54,729
Other time deposits	94,616	94,720

Total deposits	335,102	324,657

Short-term borrowed funds	20,251	31,928
Long-term debt	34,195	21,691
Interest payable	538	596
Other liabilities	2,004	1,498

Total liabilities	392,090	380,370

Off balance sheet items, commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,407,851 and 7,414,707 shares respectively	9,259	9,268
Additional paid-in capital	13,398	13,453
Unearned ESOP compensation	(769)	(800)
Undivided profits	10,540	9,266
Accumulated other comprehensive income (loss)	(350)	387

Total shareholders’ equity	32,078	31,574

Total liabilities and shareholders’ equity	$424,168	$411,944

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
‘	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,669	$5,865	$11,638	$11,519
Investment securities
US Treasury	25	24	49	48
US Government agencies and corporations	468	316	955	596
State and political subdivisions	170	157	328	320
Other	32	37	66	74
Interest-earning deposits with banks and federal funds sold	18	251	43	635

Total interest income	6,382	6,650	13,079	13,192

Interest Expense
Interest checking and money market accounts	312	666	747	1,376
Savings deposits	74	134	169	280
Time deposits, $100,000 and over	604	566	1,286	1,172
Other time deposits	985	1,009	2,078	1,999
Short-term borrowed funds	146	396	334	640
Long-term debt	308	201	619	563

Total interest expense	2,429	2,972	5,233	6,030

Net interest income	3,953	3,678	7,846	7,162
Provision for loan losses	171	(138)	257	(138)

Net interest income after provision for loan losses	3,782	3,816	7,589	7,300

Noninterest Income
Service charges on deposit accounts	537	556	1,067	1,059
Other service fees and commissions	754	721	1,502	1,419
Loss on sale of securities	—	(76)	—	(76)
Income from mortgage loan sales	357	188	798	443
Other income	247	103	393	189

Total noninterest income	1,895	1,492	3,760	3,034

Noninterest Expense
Salaries and employee benefits	2,664	2,476	5,301	4,921
Net occupancy expense	236	209	459	426
Equipment expense	156	147	296	306
Data processing costs	204	185	392	363
Other noninterest expense	1,272	1,256	2,607	2,340

Total noninterest expense	4,532	4,273	9,055	8,356

Income before income taxes	1,145	1,035	2,294	1,978
Income taxes	373	318	747	603

Net income	$772	$717	$1,547	$1,375

Net income per common share
Basic	$0.11	$0.10	$0.21	$0.18

Diluted	$0.11	$0.10	$0.21	$0.18

Weighted average shares outstanding
Basic	7,231,869	7,411,526	7,251,938	7,440,060
Diluted	7,263,199	7,513,197	7,293,310	7,537,143

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Other Comprehensive Income(Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2007	7,414,707	$9,268	$13,453	$(800)	$9,266	$387	$31,574
Net income	—	—	—	—	1,547	—	1,547
Other comprehensive loss	—	—	—	—	—	(737)	(737)
Release of ESOP shares	—	—	9	31	—	—	40
Common stock issued pursuant to:
Stock options exercised	69,742	87	213	—	—	—	300
Tax benefit of stock options exercised	—	—	26	—	—	—	26
Repurchase of common stock	(76,598)	(96)	(316)	—	—	—	(412)
Stock compensation expense	—	—	13	—	—	—	13
Adjustment to initially apply EITF 06-4	—	—	—	—	(273)	—	(273)

Balance, June 30, 2008	7,407,851	$9,259	$13,398	$(769)	$10,540	$(350)	$32,078

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,547	$1,375
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	319	312
Net amortization of security premiums/discounts	(116)	(90)
Amortization of mortgage servicing rights	237	200
Provision for loan losses	257	(138)
Stock based compensation	13	23
Net realized loss on available sale securities	—	76
Income from mortgage loan sales	(798)	(443)
Proceeds from sales of loans held for sale	36,614	19,565
Origination of loans held for sale	(35,187)	(21,680)
Loss on sale of premises, equipment and other assets	5	—
Increase in cash surrender value of life insurance	(93)	(86)
Gain on sales of other assets	—	(20)
Release of ESOP shares	40	44
Net change in interest receivable	130	(61)
Net change in other assets	(324)	(908)
Net change in interest payable	(58)	(85)
Net change in other liabilities	233	307

Net cash provided (used) by operating activities	2,819	(1,609)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	4,361	6,874
Purchase of securities available for sale	(3,184)	(11,129)
Net change in Federal Home Loan Bank stock	(232)	8
Net increase in loans	(15,285)	(15,366)
Proceeds from sales of premises, equipment and other assets	—	65
Purchase of premises and equipment	(896)	(223)
Proceeds from sales of foreclosed real estate	—	39

Net cash used in investing activities	(15,236)	(19,732)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	10,445	(3,560)
Net increase (decrease) in short-term borrowed funds	(11,677)	26,233
Net increase (decrease) in long-term debt	12,504	(12,840)
Repurchase of common stock	(412)	(566)
Net proceeds from issuance of common stock	300	36
Tax benefit of stock options exercised	26	3

Net cash provided by financing activities	11,186	9,306

Decrease in cash and cash equivalents	(1,231)	(12,035)

Cash and cash equivalents, beginning of period	16,197	34,760

Cash and cash equivalents, end of period	$14,966	$22,725

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net Income	$772	$717	$1,547	$1,375

Other comprehensive loss
Unrealized losses on available for sale securities	(1,009)	(344)	(1,196)	(271)
Related tax effect	386	133	459	105
Reclassification of loss recognized in net income	—	76	—	76
Related tax effect	—	(29)	—	(29)

Total other comprehensive loss	(623)	(164)	(737)	(119)

Comprehensive income	$149	$553	$810	$1,256

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

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. On June 30, 2008 the Company had 89,798 shares that were anti-dilutive and were excluded from the diluted net income per common share computation.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended June, 30		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	7,366,060	7,561,533	7,386,129	7,590,067

Effect of ESOP shares	(134,191)	(150,007)	(134,191)	(150,007)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,231,869	7,411,526	7,251,938	7,440,060

Effect of dilutive stock options	31,330	101,671	41,372	97,083

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,263,199	7,513,197	7,293,310	7,537,143

Note 4 – Investment Securities

Securities available for sale are summarized below:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Amortized Cost	$49,317	$50,378
Gross unrealized losses	(1,131)	(92)
Gross unrealized gains	562	719

Fair Value	$48,748	$51,005

Management has evaluated these securities to determine whether they should be considered other-than-temporarily impaired at June 30, 2008. This evaluation considered, among other things, the extent and duration of the impairment, current and expected future yields, the

Company’s ability to continue to hold these securities in its portfolio and the issuers’ credit ratings. The majority of the gross unrealized losses are related mortgage-backed securities portfolio. Further evaluations were made on these investments including analyzing prepayment rates, general market data, delinquency rates on the underlying mortgage loans and current and anticipated losses in foreclosure.

Based on these evaluations, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008. Management expects to collect all contractual interest and principal payments and that recovery of these temporarily impaired securities will occur within a reasonable time frame. Management will continue to evaluate these securities on an ongoing basis, and if it is subsequently determined that an other than temporary impairment has occurred, the Company will record any such impairment as a charge to earnings.

Note 5 – Loans

	June 30, 2008	December 31, 2007
	(in thousands)
Loans outstanding at period end:
Commercial	$44,085	$37,724
Real estate-construction	53,607	46,546
Real estate-residential	134,975	135,959
Real estate-commercial	88,242	86,593
Consumer loans	15,610	15,022
All other loans	216	143

Total	$336,735	$321,987

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Analysis of the allowance for loan losses
Balance at beginning of period	$3,583	$3,034	$3,510	$3,171

Provision charged to operations	171	(138)	257	(138)

Charge-offs	(137)	(16)	(167)	(163)
Recoveries	40	457	57	467

Net recoveries (charge-offs)	(97)	441	(110)	304

Balance at end of period	$3,657	$3,337	$3,657	$3,337

Note 6 – Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2008, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$81,946
Credit card commitments	9,737
Standby letters of credit	1,022

Total commitments	$92,705

Note 7 – Fair Value Disclosures

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For assets and liabilities carried at fair value, the following table provides fair value information as of June 30, 2008:

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Investment securities available for sale	$48,748	$9,578	$39,170	$—

Total assets at fair value	$48,748	$9,578	$39,170	$—

Total liabilities at fair value	$—	$—	$—	$—

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

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2008:

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans	$6,913	$—	$6,913	$—

Total assets at fair value	$6,913	$—	$6,913	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Note 8 – Recent Accounting Pronouncements

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

SFAS 157

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008 as discussed in Note 7 above.

SFAS 159

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The adoption of SFAS 159 did not have any impact on the Company’s consolidated financial statements. See Note 7 above.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007.

During the six months ended June 30, 2008, the Company’s total assets increased $12.3 million, from $411.9 million to $424.2 million. During the six months, loans held for investment increased $14.7 million or 4.6%, from $322.0 million at December 31, 2007 to $336.7 million at June 30, 2008. This increase, however, was offset by a decline in investment securities of $2.3 million and a decrease in loans held for sale of $1.0 million during the period.

Cash and cash equivalents decreased $1.2 million during the six months ended June 30, 2008. Cash and due from banks declined $180 thousand, while interest-earning deposits with banks decreased $1.0 million.

Investment securities decreased $2.3 million or 4.4% for the six months. Market values have declined $1.2 million due to the recent downturn in the investment markets. Management believes this decline in investment market values is only temporary and does not expect to incur a loss at this time. The remainder of the decrease resulted primarily from normal mortgage backed securities pay down activity during the period.

As previously stated, loans held for investment increased $14.7 million to $336.7 million during the period ended June 30, 2008. The Company has experienced positive growth trends in its residential construction, commercial and consumer areas of the loan portfolio. These positive trends were impacted by a decrease in our one to four family residential real estate loan portfolio. Loans held for sale decreased 34.2% or $1.0 million during the period. The allowance for loan losses was $3.7 million at June 30, 2008 which represents 1.09% of the loan portfolio.

Other changes in our consolidated assets related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance and other assets. Fixed assets increased $572 thousand, interest receivable declined $130 thousand, bank owned life insurance increased $93 thousand and other assets increased $1.3 million. Federal Home Loan Bank stock increased $232 thousand. Federal Home Loan Bank stock ownership is a requirement for member banks that utilize Federal Home Loan Bank for borrowing funds. The amount of stock owned by each member bank is based primarily on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced a $10.4 million increase during the six months ended June 30, 2008, increasing from $324.7 million to $335.1 million. Time deposits $100,000 and over grew by $2.0 million, interest checking and money market accounts increased $8.0 million and savings accounts grew $747 thousand. These increases were offset by declines in other time deposits of $104 thousand and demand deposits of $235 thousand.

Total borrowings increased $827 thousand for the period. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At June 30, 2008, $33.7 million of the total borrowings of $54.4 million were comprised of Federal Home Loan Bank advances.

Other liabilities increased from $1.5 million at December 31, 2007 to $2.0 million at June 30, 2008, an increase of $506 thousand. The Company has a supplemental retirement plan in place for four executive officers. The Company has purchased life insurance policies in order to provide future funding of benefit payments. As discussed in Note 7, with the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, the Company recorded a $273 thousand liability. This adjustment coupled with an increase in the reserve for income taxes were the primary factors associated with the increase in other liabilities.

At June 30, 2008, total shareholders’ equity was $32.1 million, an increase of $504 thousand from December 31, 2007. Net income for the period was $1.5 million and the Company received $300 thousand from the exercise of stock options. These increases were offset by the repurchase of 76,598 shares of the Company’s common stock at a cost of $412 thousand and unrealized losses on investment securities, net of tax, of $737 thousand. The Company also recorded a $273 thousand one-time cumulative adjustment to undivided profits for the adoption of EITF 06-4. At June 30, 2008, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended June 30, 2008 and 2007.

Net Income

Uwharrie Capital Corp reported net income of $772 thousand, or $0.11 per basic share, for the three months ended June 30, 2008, as compared to $717 thousand, or $0.10 per basic share, for the three months ended June 30, 2007, an increase of $55 thousand, or $0.01 per share.

Net Interest Income

The Company’s primary source of income, net interest income, increased $275 thousand or 7.5% for the three months ended June 30, 2008, as compared to the same period for 2007. Refer to the six month discussion on page 16 for further information.

Provision and Allowance for Loan Losses

The provision for loan losses was $171 thousand for the three months ending June 30, 2008 compared to ($138) thousand for the same period in 2007. There were net loan charge-offs of $97 thousand for the three months ended June 30, 2008 as compared with net loan recoveries of $441 thousand during the same period of 2007. Refer to the Asset Quality discussion on page 18 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $403 thousand, from $1.5 million for the quarter ended June 30, 2007 to $1.9 million for the same period in 2008. Service charges on deposit accounts produced earnings of $537 thousand for the three months ended June 30, 2008. Other service fees and commissions experienced a 4.6% increase for the comparable three month period. Growth in ATM fees of $25 thousand and investment fees on managed accounts of $34 thousand enhanced this increase. Income from mortgage loan sales increased $169 thousand from $188 thousand for the quarter ended June 30, 2007 to $357 thousand for the same period in 2008. The interest rate reductions during the first quarter attributed to the increase in mortgage loan sales. The Company also owned shares of MasterCard stock and redeemed this stock during the second quarter of 2008 resulting in other income of $162 thousand. This income was the primary reason for the increase in other income over the comparable period.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2008 was $4.5 million compared to $4.3 million for the same period of 2007, an increase of $259 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $188 thousand, from $2.5 million for the quarter ending June 30, 2007 to $2.7 million for the same period in 2008. The Company has a non-qualifying deferred compensation plan for certain executive officers. The costs associated with this plan increased $83 thousand for the comparable periods. This increase coupled with normal salary increases contributed to the overall increase in noninterest expense. Other noninterest expense increased $16 thousand for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Professional fees and services	$173	$218
Marketing and donations	145	152
Office supplies and printing	19	30
Telephone and data lines	62	60
Electronic banking expense	200	167
Software amortization and maintenance	124	118
Loan collection expense	56	43
Shareholder relations expense	43	55
Dues and subscriptions	40	38
Postage	49	46
Other	361	329

Total	$1,272	$1,256

Income Tax Expense

The Company had income tax expense of $373 thousand for the three months ended June 30, 2008 resulting in an effective tax rate of 32.58% compared to income tax expense of $318 thousand and an effective rate of 30.72% in the 2007 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2007 quarter.

Comparison of Results of Operations For the Six Months Ended June 30, 2008 and 2007.

Net Income

Uwharrie Capital Corp reported net income of $1.5 million or $0.21 per basic share, for the six months ended June 30, 2008, as compared to $1.4 million, or $0.18 per basic share, for the six months ended June 30, 2007, an increase of $172 thousand, or $0.03 per share.

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

Net interest income for the six months ended June 30, 2008 was $7.8 million as compared with $7.2 million during the six months ended June 30, 2007, resulting in an increase of $684 thousand, or 9.6%. During the six months ended June 30, 2008 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $947 thousand. The average yield on our interest–earning assets decreased 50 basis points to 6.94%, while the average rate we paid for our interest-bearing liabilities decreased 75 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve Open Market Committee adjusts interest rates, while, interest-bearing time deposits adjust at the time of maturity. The fore mentioned decreases resulted in an increase of 25 basis points in our interest rate spread, from 3.55% in 2007 to 3.80% in 2008. Our net interest margin was 4.22% and 4.10% for the comparable periods in 2008 and 2007.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2008 and 2007:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Taxable securities	$38,537	$27,831	$1,075	$724	5.61%	5.23%
Nontaxable securities (1)	13,726	13,138	323	314	7.70%	7.85%
Short-term investments	3,487	24,482	43	635	2.48%	5.22%
Taxable loans	326,770	295,136	11,550	11,424	7.11%	7.78%
Non-taxable loans (1)	3,895	3,952	88	95	7.44%	7.85%

Total interest-earning assets	386,415	364,539	13,079	13,192	6.94%	7.44%

Interest-bearing liabilities:
Interest-bearing deposits	283,537	264,086	4,280	4,827	3.04%	3.68%
Short-term borrowed funds	18,493	23,944	334	640	3.63%	5.38%
Long-term debt	32,755	23,932	619	563	3.80%	4.73%

Total interest bearing liabilities	334,785	311,962	5,233	6,030	3.14%	3.89%

Net interest spread	$51,630	$52,577	$7,846	$7,162	3.80%	3.55%

Net interest margin (1) (% of earning assets)					4.22%	4.10%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $257 thousand for the six months ending June 30, 2008 compared to ($138) thousand for the same period in 2007. There were net loan charge-offs of $110 thousand for the six months ended June 2008 as compared with net loan recoveries of $304 thousand during the same period of 2007. Refer to the Asset Quality discussion on page 18 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $726 thousand, from $3.0 million for the six months ended June 30, 2007 to $3.8 million for the same period in 2008. Service charges on deposit accounts produced earnings of $1.1 million for the six months ended June 30, 2008. Other service fees and commissions experienced a 5.8% increase for the comparable six month period. Growth in ATM fees of $60 thousand and investment fees on managed accounts of $91 thousand enhanced this increase. Income from mortgage loan sales increased $355 thousand from $443 thousand for the six months ended June 30, 2007 to $798 thousand for the same period in 2008. The interest rate reductions during the period attributed to the increase in mortgage loan sales. The Company owns shares of VISA stock and MasterCard stock. VISA redeemed a portion of this stock during the first quarter of 2008 resulting in other income of $59 thousand. We sold all of the shares of MasterCard during second quarter of 2008 producing other income of $162 thousand. This income was the primary reason for the increase in other income for the comparable periods.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2008 was $9.1 million compared to $8.4 million for the same period of 2007, an increase of $699 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $380 thousand, from $4.9 million for the six months ended June 30, 2007 to $5.3 million for the same period in 2008. The Company has a non-qualifying deferred compensation plan for certain executive officers. The costs associated with this plan increased $167 thousand for the comparable periods. This increase coupled with normal salary increases contributed to the overall increase in noninterest expense. Other noninterest expense increased $267 thousand for the comparable six month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Professional fees and services	$338	$376
Marketing and donations	317	277
Office supplies and printing	135	140
Telephone and data lines	122	116
Electronic banking expense	386	329
Software amortization and maintenance	223	222
Loan collection expense	127	68
Shareholder relations expense	101	100
Dues and subscriptions	77	70
Postage	96	79
Other	685	563

Total	$2,607	$2,340

Income Tax Expense

The Company had income tax expense of $747 thousand for the six months ended June 30, 2008 resulting in an effective tax rate of 32.56% compared to income tax expense of $603 thousand and an effective rate of 30.49% in the 2007 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage income before income taxes in the current year period compared to the 2007 period.

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

The provision for loan losses was $257 thousand for the six months ended June 30, 2008 as compared to ($138) thousand for the same period in 2007. Additionally, the allowance expressed as a percentage of loans held for investment was 1.09% at both June 30, 2008 and December 31, 2007. During the first six months of 2008 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $9.7 million compared to $7.5 million at December 31, 2007, an increase of $2.2 million. Of the $9.7 million in impaired loans at June 30, 2008, $6.9 million carried an allowance of $1.3 million while $2.8 million were evaluated and required no specific allowance. The level of specific reserves identified for impaired loans increased by $62 thousand for the same period. These increases were due primarily to the impairment of a loan relationship with one customer of $2.6 million, for which a $50 thousand specific reserve has been provided. Net loan recoveries for the six months ending June 30, 2007 were $304 thousand, while the same period in 2008 experienced net loan charge-offs of $110 thousand.

The allowance as a percentage of total impaired loans has increased from 35.7% at December 31, 2007 to 35.9% at June 30, 2008. The portion of the allowance specifically allocable to impaired loans decreased from 16.8% at December 31, 2007 to 13.6% at June 30, 2008. Management believes the current level of allowance for loan losses to be appropriate given the risk inherence in the loan portfolio at this time.

The following nonperforming loan table shows the comparison for the six months ended June 30, 2008 to December 31, 2007:

Nonperforming Assets

(dollars in thousands)

	June 30, 2008	December 31, 2007
Nonperforming assets:
Nonaccrual loans	$1,539	$1,795
Other real estate owned	590	163

Total nonperforming assets	$2,129	$1,958

Accruing loans past due 90 days or more	$11	$—
Allowance for loans losses	3,657	3,510
Nonperforming loans to total loans	0.46%	0.56%
Allowance for loan losses to total loans	1.09%	1.09%
Nonperforming assets to total loans and other real estate	0.63%	0.61%
Nonperforming assets to total assets	0.50%	0.48%
Allowance for loan losses to
Nonperforming loans	237.62%	195.57%

Liquidity and Capital Resources

The objective of the Company’s liquidity management policy is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on any opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature and to fund new loans and investments as opportunities arise.

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.4 million at June 30, 2008, with available credit of $14.4 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $33.1 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $54.4 million at June 30, 2008, compared to $53.6 million at December 31, 2007.

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

Both the Company and its subsidiary banks have maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed these minimums without altering current operations or strategy. The Company began a private placement of subordinated debt during the second quarter of 2008 that will qualify as regulatory capital. At June 30, 2008, the Company had $2.5 million in subordinated debt. The placement will continue into the third quarter.

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

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the second quarter of 2008. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any legal proceedings other than ordinary routine litigation incidental to their business.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2008.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
April 1, 2008 Through April 30, 2008	48,865	$5.35	—	$—
May 1, 2008 Through May 31, 2008	—	$—	—	$—
June 1, 2008 Through June 30, 2008	5,427	$5.42	—	$—
Total	54,292	$5.36	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter marketplace from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.
(2)	On April 15, 2008, the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase 48,865 shares of its common stock at a cost of $261,428.
(3)	On June 30, 2008, the Executive Committee of Uwharrie Capital Corp mandated by resolution that the Company could repurchase 5,427 shares of its common stock at a cost of $29,431.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on Tuesday, May 13, 2008 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated March 28, 2008, (1) to elect six (6) directors of the Company to three (3) year terms and (2) to ratify the appointment of the Company’s independent public accountants for 2008, were approved by the shareholders as listed below. There were no other matters submitted for vote of the shareholders at this meeting.

Proposal (1) To elect six (6) directors to three (3) year terms. Votes for each nominee were as follows:

Nominee	For	Withheld
Joe S. Brooks	4,686,516	20,019
Ronald T. Burleson	4,682,339	24,196
Charles F. Geschickter	4,660,254	46,290
W. Chester Lowder	4,679,620	26,915
John P. Murray	4,686,286	20,249
Susan J. Rourke	4,674,627	31,908

The following twelve directors continued in office: Henry E. Farmer, Sr., Thomas M. Hearne, Jr., Charles D. Horne, Joseph R. Kluttz, Jr., James E. Nance, Emmett S. Patterson, Timothy J. Propst, Donald P. Scarborough, John W. Shealy, Jr., Michael E. Snyder, Sr., Douglas L Stafford, and Emily M. Thomas.

Proposal (2) To ratify the appointment of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for 2008.

For	4,660,560
Against	5,535
Abstain	40,440

Item 5.	Other Information

None

Item 6.	Exhibit

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: August 8, 2008	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Barbara S. Williams
Barbara S. Williams
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference