Form 10-Q
period 2008-09-30
UWHARRIE CAPITAL CORP
filed 2008-11-07
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,407,851 shares of common stock outstanding as of November 1, 2008.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2008 (Unaudited)	December 31, 2007*
	(dollars in thousands)
ASSETS
Cash and due from banks	$13,318	$13,765
Interest-earning deposits with banks	2,808	2,432
Securities available for sale, at fair value	43,009	51,005
Loans held for sale	1,073	2,916
Loans:
Loans held for investment	341,830	321,987
Less allowance for loan losses	(4,143)	(3,510)

Net loans held for investment	337,687	318,477

Premises and equipment, net	10,297	8,751
Interest receivable	2,041	2,055
Federal Home Loan Bank stock	2,092	2,137
Bank owned life insurance	5,459	5,318
Goodwill	987	987
Other real estate owned	752	163
Other assets	5,801	3,938

Total assets	$425,324	$411,944

LIABILITIES
Deposits:
Demand noninterest-bearing	$48,437	$46,597
Interest checking and money market accounts	115,196	102,411
Savings deposits	25,886	26,200
Time deposits, $100,000 and over	57,409	54,729
Other time deposits	97,683	94,720

Total deposits	344,611	324,657

Short-term borrowed funds	9,461	31,928
Long-term debt	36,753	21,691
Interest payable	498	596
Other liabilities	2,222	1,498

Total liabilities	393,545	380,370

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,407,851 and 7,414,707 shares respectively	9,259	9,268
Additional paid-in capital	13,408	13,453
Unearned ESOP compensation	(752)	(800)
Undivided profits	10,883	9,266
Accumulated other comprehensive income (loss)	(1,019)	387

Total shareholders’ equity	31,779	31,574

Total liabilities and shareholders’ equity	$425,324	$411,944

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,652	$6,174	$17,290	$17,693
Investment securities
US Treasury	24	25	73	73
US Government agencies and corporations	376	376	1,331	972
State and political subdivisions	182	157	510	477
Other	17	38	83	112
Interest-earning deposits with banks and federal funds sold	16	76	59	711

Total interest income	6,267	6,846	19,346	20,038

Interest Expense
Interest checking and money market accounts	345	639	1,092	2,015
Savings deposits	68	132	237	412
Time deposits, $100,000 and over	578	529	1,864	1,701
Other time deposits	888	1,052	2,966	3,051
Short-term borrowed funds	73	352	407	843
Long-term debt	395	260	1,014	972

Total interest expense	2,347	2,964	7,580	8,994

Net interest income	3,920	3,882	11,766	11,044
Provision for loan losses	529	18	786	(120)

Net interest income after provision for loan losses	3,391	3,864	10,980	11,164

Noninterest Income
Service charges on deposit accounts	599	550	1,666	1,609
Other service fees and commissions	737	750	2,239	2,169
Loss on sale of securities	—	—	—	(76)
Gain on sale fixed assets/other assets	11	6	6	26
Income from mortgage loan sales	206	235	1,004	678
Other income	97	119	495	288

Total noninterest income	1,650	1,660	5,410	4,694

Noninterest Expense
Salaries and employee benefits	2,620	2,493	7,921	7,414
Net occupancy expense	250	219	709	645
Equipment expense	178	150	474	456
Data processing costs	194	188	586	551
Other noninterest expense	1,300	1,364	3,907	3,704

Total noninterest expense	4,542	4,414	13,597	12,770

Income before income taxes	499	1,110	2,793	3,088
Income taxes	156	336	903	939

Net income	$343	$774	$1,890	$2,149

Net income per common share
Basic	$0.05	$0.10	$0.25	$0.29

Diluted	$0.05	$0.10	$0.25	$0.29

Weighted average shares outstanding
Basic	7,495,903	7,566,368	7,481,606	7,631,112
Diluted	7,541,820	7,703,672	7,525,329	7,743,681

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Other Comprehensive Income(Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2007	7,414,707	$9,268	$13,453	$(800)	$9,266	$387 $	31,574
Net income	—	—	—	—	1,890	—	1,890
Other comprehensive loss	—	—	—	—	—	(1,406)	(1,406)
Release of ESOP shares	—	—	12	48	—	—	60
Common stock issued pursuant to:
Stock options exercised	69,742	87	213	—	—	—	300
Tax benefit of stock options exercised	—	—	26	—	—	—	26
Repurchase of common stock	(76,598)	(96)	(316)	—	—	—	(412)
Stock compensation expense	—	—	20	—	—	—	20
Adjustment to initially apply EITF 06-4	—	—	—	—	(273)	—	(273)

Balance, September 30, 2008	7,407,851	$9,259	$13,408	$(752)	$10,883	$(1,019)	$31,779

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,890	$2,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	486	471
Net amortization of security premiums/discounts	(158)	(158)
Amortization of mortgage servicing rights	352	294
Provision for loan losses	786	(120)
Stock based compensation	20	34
Net realized loss on available sale securities	—	76
Income from mortgage loan sales	(1,004)	(678)
Proceeds from sales of loans held for sale	46,180	32,652
Origination of loans held for sale	(43,804)	(32,354)
(Gain) loss on sale of premises, equipment and other assets	5	(26)
Increase in cash surrender value of life insurance	(141)	(123)
Gain on sales of other assets	(11)	—
Release of ESOP shares	60	69
Net change in interest receivable	14	(335)
Net change in other assets	(1,583)	(612)
Net change in interest payable	(98)	(63)
Net change in other liabilities	451	401

Net cash provided by operating activities	3,445	1,677

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	9,792	9,146
Purchase of securities available for sale	(3,920)	(15,542)
Net change in Federal Home Loan Bank stock	45	188
Net increase in loans	(19,994)	(21,399)
Proceeds from sales of premises, equipment and other assets	—	87
Purchase of premises and equipment	(2,037)	(586)
Proceeds from sales of foreclosed real estate	135	39

Net cash used in investing activities	(15,979)	(28,067)

Cash flows from financing activities
Net increase in deposit accounts	19,954	7,950
Net increase (decrease) in short-term borrowed funds	(22,467)	12,665
Net increase (decrease) in long-term debt	15,062	(12,597)
Repurchase of common stock	(412)	(1,065)
Net proceeds from issuance of common stock	300	36
Tax benefit of stock options exercised	26	3

Net cash provided by financing activities	12,463	6,992

Decrease in cash and cash equivalents	(71)	(19,398)

Cash and cash equivalents, beginning of period	16,197	34,760

Cash and cash equivalents, end of period	$16,126	$15,362

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net Income	$343	$774	$1,890	$2,149

Other comprehensive gain (loss)
Unrealized gain (losses) on available for sale securities	(1,087)	397	(2,283)	126
Related tax effect	418	(153)	877	(48)
Reclassification of loss recognized in net income	—	—	—	76
Related tax effect	—	—	—	(29)

Total other comprehensive income (loss)	(669)	244	(1,406)	125

Comprehensive income (loss)	$(326)	$1,018	$484	$2,274

Note 3 – Per Share Data

On November 3, 2008, the Company’s Board of Directors declared a 3% stock dividend payable on December 4, 2008 to shareholders of record on November 17, 2008. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. On September 30, 2008 the Company had 89,798 shares that were anti-dilutive and were excluded from the diluted net income per common share computation.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended September, 30		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	7,630,292	7,717,047	7,615,995	7,781,791
Effect of ESOP shares	(134,389)	(150,679)	(134,389)	(150,679)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,495,903	7,566,368	7,481,606	7,631,112
Effect of dilutive stock options	45,917	137,304	43,723	112,569

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,541,820	7,703,672	7,525,329	7,743,681

Note 4 – Investment Securities

Securities available for sale are summarized below:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Amortized cost	$44,663	$50,378
Gross unrealized losses	(2,045)	(92)
Gross unrealized gains	391	719

Fair value	$43,009	$51,005

Management has evaluated these securities to determine whether they should be considered other-than-temporarily impaired at September 30, 2008. This evaluation considered, among other things, the extent and duration of the impairment, current and expected future yields, the

Company’s ability to continue to hold these securities in its portfolio and the issuers’ credit ratings. The majority of the gross unrealized losses are related mortgage-backed securities portfolio. Further evaluations were made on these investments including analyzing prepayment rates, general market data, delinquency rates on the underlying mortgage loans and current and anticipated losses in foreclosure.

Based on these evaluations, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008. Management expects to collect all contractual interest and principal payments and that recovery of these temporarily impaired securities will occur within a reasonable time frame. Management will continue to evaluate these securities on an ongoing basis, and if it is subsequently determined that an other than temporary impairment has occurred, the Company will record any such impairment as a charge to earnings.

Note 5 – Loans

	September 30, 2008	December 31, 2007
	(in thousands)
Loans outstanding at period end:
Commercial	$46,278	$37,724
Real estate-construction	51,971	46,546
Real estate-residential	137,253	135,959
Real estate-commercial	90,472	86,593
Consumer loans	15,697	15,022
All other loans	159	143

Total	$341,830	$321,987

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Analysis of the allowance for loan losses
Balance at beginning of period	$3,657	$3,337	$3,510	$3,171

Provision charged (credited) to operations	529	18	786	(120)

Charge-offs	(63)	(31)	(230)	(194)
Recoveries	20	70	77	537

Net recoveries(charge-offs)	(43)	39	(153)	343

Balance at end of period	$4,143	$3,394	$4,143	$3,394

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2008, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$72,878
Credit card commitments	10,527
Standby letters of credit	871

Total commitments	$84,276

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For assets and liabilities carried at fair value, the following table provides fair value information as of September 30, 2008:

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Investment securities available for sale	$43,009	$5,543	$37,466	$—

Total assets at fair value	$43,009	$5,543	$37,466	$—

Total liabilities at fair value	$—	$—	$—	$—

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

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2008:

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans	$10,834	$—	$10,834	$—

Other real estate owned	752	—	752	—

Total assets at fair value	$11,586	$—	$11,586	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Note 8 – Recent Accounting Pronouncements

SAB 109

Staff Accounting Bulletin No. 109 (“SAB 109”), Written Loan Commitments Recorded at Fair Value Through Earnings supersedes Staff Accounting Bulletin No. 105 by requiring the expected net future cash flows related to servicing a loan to be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 on January 1, 2008, did not have a significant impact on the Company’s consolidated financial statements.

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

SFAS 161

In March of 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of Statement No. 133 for derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the derivative instrument’s purpose, how it is accounted for, and its impact on the financial statements. This statement is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has chosen not to early adopt the provisions of SFAS 161. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007.

During the nine months ended September 30, 2008, the Company’s total assets increased $13.4 million, from $411.9 million to $425.3 million. During the nine months, loans held for investment increased $19.8 million or 6.2%, from $322.0 million at December 31, 2007 to $341.8 million at September 30, 2008. This increase, however, was offset by a decline in investment securities of $8.0 million and a decrease in loans held for sale of $1.8 million during the period.

Cash and cash equivalents decreased $71 thousand during the nine months ended September 30, 2008. Cash and due from banks declined $447 thousand, while interest-earning deposits with banks increased $376 thousand.

Investment securities decreased $8.0 million or 15.7% for the nine months. Market values have declined $2.3 million due to the recent downturn in the investment markets. Management believes this decline in investment market values is only temporary and does not expect to incur a loss at this time. The Company had $4.7 million in securities that matured during the period and $3.9 million in new securities purchased. The Company did have an $8 thousand investment in 400 shares of FNMA stock that were written off at the end of the period. The remainder of the decrease resulted primarily from normal mortgage backed securities pay down activity during the period.

As previously stated, loans held for investment increased $19.8 million to $341.8 million during the period ended September 30, 2008. The Company has experienced positive growth trends in all areas of its loan portfolio. The commercial and residential construction areas of the loan portfolio lead the way with growth of 22.7% and 11.7%, respectively. Loans held for sale decreased 63.2% or $1.8 million during the period. The allowance for loan losses was $4.1 million at September 30, 2008 which represents 1.21% of the loan portfolio.

Other changes in our consolidated assets related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned and other assets. The Company has been renovating an office building to gain some much needed office space. These renovations were the leading factor in the increase of $1.5 million in fixed assets. Interest receivable declined $14 thousand, bank owned life insurance increased $141 thousand and other real estate owned increased $589 thousand. Other assets increased $1.9 million, resulting primarily from increases in the income tax benefit of $309 thousand and deferred income taxes of $877 thousand. Federal Home Loan Bank stock decreased $45 thousand. Federal Home Loan Bank stock ownership is a requirement for member banks that utilize Federal Home Loan Bank for borrowing funds. The amount of stock owned by each member bank is based primarily on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced a $19.9 million increase during the nine months ended September 30, 2008, increasing from $324.7 million to $344.6 million.

Interest checking and money market accounts increased $12.8 million, while demand noninterest-bearing grew $1.8 million. Time deposits over $100,000 and other deposits experienced positive growth of $2.7 million and $3.0 million, respectively. These increases were offset by a decline in savings deposits of $314 thousand.

Total borrowings decreased $7.4 million for the period. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At September 30, 2008, $28.0 million of the total borrowings of $46.2 million were comprised of Federal Home Loan Bank advances. The Company has also been conducting a private placement of junior subordinated debt during the period ending September 30, 2008. At the end of the period, the Company had placed $7.1 million.

Other liabilities increased from $1.5 million at December 31, 2007 to $2.2 million at September 30, 2008, an increase of $724 thousand. The Company has a supplemental retirement plan in place for four executive officers. The Company has purchased life insurance policies in order to provide future funding of benefit payments. As discussed in Note 8, with the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, the Company recorded a $273 thousand liability. This adjustment coupled with an increase in the reserve for income taxes were the primary factors associated with the increase in other liabilities.

At September 30, 2008, total shareholders’ equity was $31.8 million, an increase of $205 thousand from December 31, 2007. Net income for the period was $1.9 million and the Company received $300 thousand from the exercise of stock options. These increases were offset by the repurchase of 76,598 shares of the Company’s common stock at a cost of $412 thousand and unrealized losses on investment securities, net of tax, of $1.4 million. The Company also recorded a $273 thousand one-time cumulative adjustment to undivided profits for the adoption of EITF 06-4. At September 30, 2008, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended September 30, 2008 and 2007.

Net Income

Uwharrie Capital Corp reported net income of $343 thousand, or $0.05 per basic share, for the three months ended September 30, 2008, as compared to $774 thousand, or $0.10 per basic share, for the three months ended September 30, 2007, a decrease of $431 thousand, or $0.05 per share.

Net Interest Income

The Company’s primary source of income, net interest income, increased $38 thousand or 1.0% for the three months ended September 30, 2008, as compared to the same period for 2007. Refer to the nine month discussion on page 18 for further information.

Provision and Allowance for Loan Losses

The provision for loan losses was $529 thousand for the three months ending September 30, 2008 compared to $18 thousand for the same period in 2007. There were net loan charge-offs of $43 thousand for the three months ended September 30, 2008 as compared with net loan recoveries of $39 thousand during the same period of 2007. Refer to the Asset Quality discussion on page 19 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $10 thousand for the three month period ending September 30, 2008 as compared to the same period in 2007. Service charges on deposit accounts produced earnings of $599 thousand for the three months ended September 30, 2008. Other service fees and commissions experienced a 1.7% decrease for the comparable three month period. Growth in ATM fees of $24 thousand was offset by a decrease in investment fees of $28 thousand. Income from mortgage loan sales decreased $29 thousand from $235 thousand for the quarter ended September 30, 2007 to $206 thousand for the same period in 2008. The slow down in the economy and the current problems in the mortgage industry attributed to the decrease in mortgage loan sales.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2008 was $4.5 million compared to $4.4 million for the same period of 2007, an increase of $128 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $127 thousand, from $2.5 million for the quarter ending September 30, 2007 to $2.6 million for the same period in 2008. The Company has a non-qualifying deferred compensation plan for certain executive officers. The costs associated with this plan increased $106 thousand for the comparable periods. This increase coupled with normal salary increases contributed to the overall increase in noninterest expense. Net occupancy expense and equipment expense had a combined increase of $59 thousand related to the aforementioned renovations to a new office building. Other noninterest expense decreased $64 thousand for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Professional fees and services	$179	$212
Marketing and donations	146	136
Office supplies and printing	62	60
Telephone and data lines	57	58
Electronic banking expense	220	182
Software amortization and maintenance	104	96
Loan collection expense	46	36
Shareholder relations expense	43	50
Dues and subscriptions	32	30
Postage	45	44
Subordinated debt issue cost	7	127
Other	359	333

Total	$1,300	$1,364

Income Tax Expense

The Company had income tax expense of $156 thousand for the three months ended September 30, 2008 resulting in an effective tax rate of 31.3% compared to income tax expense of $336 thousand and an effective rate of 30.3% in the 2007 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2007 quarter.

Comparison of Results of Operations For the Nine Months Ended September 30, 2008 and 2007.

Net Income

Uwharrie Capital Corp reported net income of $1.9 million or $0.25 per basic share, for the nine months ended September 30, 2008, as compared to $2.1 million, or $0.29 per basic share, for the nine months ended September 30, 2007, a decrease of $259 thousand, or $0.04 per share.

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

Net interest income for the nine months ended September 30, 2008 was $11.8 million as compared with $11.0 million during the nine months ended September 30, 2007, resulting in an increase of $722 thousand, or 6.5%. During the nine months ended September 30, 2008 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $897 thousand. The average yield on our interest–earning assets decreased 72 basis points to 6.77%, while the average rate we paid for our interest-bearing liabilities decreased 85 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve Open Market Committee adjusts interest rates, while, interest-bearing time deposits adjust at the time of maturity. The fore mentioned decreases resulted in an increase of 13 basis points in our interest rate spread, from 3.64% in 2007 to 3.77% in 2008. Our net interest margin was 4.17% and 4.19% for the comparable periods in 2008 and 2007.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2008 and 2007:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2008	2007	2008	2007	2008	2007
Interest-earning assets:
Taxable securities	$36,763	$29,044	$1,493	$1,165	5.42%	5.36%
Nontaxable securities (1)	14,298	12,932	504	469	7.66%	7.88%
Short-term investments	3,801	18,789	59	711	2.07%	5.06%
Taxable loans	330,286	299,894	17,201	17,550	6.96%	7.82%
Non-taxable loans (1)	3,909	3,955	89	143	7.45%	7.87%

Total interest-earning assets	389,057	364,614	19,346	20,038	6.77%	7.49%

Interest-bearing liabilities:
Interest-bearing deposits	286,882	263,537	6,159	7,179	2.87%	3.64%
Short-term borrowed funds	17,589	27,075	407	843	3.09%	4.16%
Long-term debt	33,117	21,671	1,014	972	4.09%	6.00%

Total interest bearing liabilities	337,588	312,283	7,580	8,994	3.00%	3.85%

Net interest spread	$51,469	$52,331	$11,766	$11,044	3.77%	3.64%

Net interest margin (1) (% of earning assets)					4.17%	4.19%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $786 thousand for the nine months ending September 30, 2008 compared to ($120) thousand for the same period in 2007. There were net loan charge-offs of $153 thousand for the nine months ended September 2008 as compared with net loan recoveries of $343 thousand during the same period of 2007. Refer to the Asset Quality discussion on page 19 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $716 thousand, from $4.7 million for the nine months ended September 30, 2007 to $5.4 million for the same period in 2008. Service charges on deposit accounts produced earnings of $1.7 million for the nine months ended September 30, 2008. Other service fees and commissions experienced a 3.2% increase for the comparable nine month period. Growth in both ATM fees and investment fees on managed accounts of $85 thousand enhanced this increase. Income from mortgage loan sales increased $326 thousand from $678 thousand for the nine months ended September 30, 2007 to $1.0 million for the same period in 2008. The interest rate reductions during the period attributed to the increase in mortgage loan sales. The Company owns shares of VISA stock and MasterCard stock. VISA redeemed a portion of this stock during the first quarter of 2008 resulting in other income of $59 thousand. We sold all of the shares of MasterCard during second quarter of 2008 producing other income of $162 thousand. This income was the primary reason for the increase in other income for the comparable periods.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2008 was $13.6 million compared to $12.8 million for the same period of 2007, an increase of $827 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $507 thousand, from $7.4 million for the nine months ended September 30, 2007 to $7.9 million for the same period in 2008. The Company has a non-qualifying deferred compensation plan for certain executive officers. The costs associated with this plan increased $272 thousand for the comparable periods. This increase coupled with normal salary increases contributed to the overall increase in noninterest expense. Other noninterest expense increased $203 thousand for the comparable nine month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Professional fees and services	$517	$588
Marketing and donations	463	413
Office supplies and printing	197	200
Telephone and data lines	179	174
Electronic banking expense	606	511
Software amortization and maintenance	327	318
Loan collection expense	173	104
Shareholder relations expense	144	150
Dues and subscriptions	109	100
Postage	141	123
Subordinated debt issue cost	132	130
Other	919	893

Total	$3,907	$3,704

Income Tax Expense

The Company had income tax expense of $903 thousand for the nine months ended September 30, 2008 resulting in an effective tax rate of 32.3% compared to income tax expense of $939 thousand and an effective rate of 30.4% in the 2007 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage income before income taxes in the current year period compared to the 2007 period.

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

The provision for loan losses was $786 thousand for the nine months ended September 30, 2008 as compared to ($120) thousand for the same period in 2007. Additionally, the allowance expressed as a percentage of loans held for investment was 1.21% at September 30, 2008 compared to 1.09% December 31, 2007. During the first nine months of 2008 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $14.0 million compared to $7.5 million at December 31, 2007, an increase of $6.5 million. Of the $14.0 million in impaired loans at September 30, 2008, $10.8 million carried an allowance of $2.0 million while $3.2 million were evaluated and required no specific allowance. The level of specific reserves identified for impaired loans increased by $772 thousand for the same period. These increases were due primarily to the impairment of loan relationships with two customers of $5.1 million, for which a $646 thousand specific reserve has been provided. Net loan recoveries for the nine months ending September 30, 2007 were $343 thousand, while the same period in 2008 experienced net loan charge-offs of $152 thousand.

The allowance as a percentage of total impaired loans has increased from 35.7% at December 31, 2007 to 48.9% at September 30, 2008. The portion of the allowance specifically allocable to impaired loans decreased from 16.8% at December 31, 2007 to 14.4% at September 30, 2008. Management believes the current level of allowance for loan losses to be appropriate given the risk inherence in the loan portfolio at this time.

The following nonperforming loan table shows the comparison for the nine months ended September 30, 2008 to December 31, 2007:

Nonperforming Assets

(dollars in thousands)

	September 30, 2008	December 31, 2007
Nonperforming assets:
Nonaccrual loans	$5,828	$1,795
Other real estate owned	752	163

Total nonperforming assets	$6,580	$1,958

Accruing loans past due 90 days or more	$10	$—
Allowance for loans losses	4,143	3,510
Nonperforming loans to total loans	1.70%	0.56%
Allowance for loan losses to total loans	1.21%	1.09%
Nonperforming assets to total loans and other real estate	1.92%	0.61%
Nonperforming assets to total assets	1.55%	0.48%
Allowance for loan losses to Nonperforming loans	71.10%	195.57%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.9 million at September 30, 2008, with available credit of $20.9 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $29.1 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $46.2 million at September 30, 2008, compared to $53.6 million at December 31, 2007.

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

Both the Company and its subsidiary banks have maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed these minimums without altering current operations or strategy. The Company began a private placement of subordinated debt during the second quarter of 2008 that will qualify as regulatory capital. At September 30, 2008, the Company had $7.1 million in subordinated debt. The placement will continue into the fourth quarter

Accounting and Regulatory Matters

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2008. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

The Company did not repurchase any shares during the third quarter ending September 30, 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

10.5	Amendment to the Employee Stock Ownership Plan and Trust ****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006.
****	Filed here within this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 7, 2008	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

10.5	Amendment to the Employee Stock Ownership Plan and Trust **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference
**	Filed here within this report.