Form 10-K
period 2008-12-31
UWHARRIE CAPITAL CORP
filed 2009-03-30
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $34,633,462

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,593,929 shares of common stock outstanding as of March 6, 2009.

Documents Incorporated by Reference.

Portions of the Registrant’s 2008 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement dated March 31, 2009 are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 and (ii) the Registrant’s Proxy Statement dated March 31, 2009 for the Annual Meeting of Shareholders to be held May 12, 2009 filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key
AR	Annual Report to Shareholders for the fiscal year ended December 31, 2008

Proxy	Proxy Statement dated March 31, 2009 for Annual Meeting of Shareholders to be held May 12, 2009

10-K	10-K for the fiscal year ended December 31, 2008

PART I

Item 1.	Business

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

At December 31, 2008 the Company and related subsidiaries had 149 full-time and 29 part-time employees.

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

The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” and “well managed” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

Recent Regulatory Initiatives. Beginning in late 2008 and continuing into 2009, the federal government took sweeping actions in response to the deepening economic recession. President Bush signed the Emergency Economic Stabilization Act of 2008 or “EESA” into law on October 3, 2008. Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program of “TARP” for the purpose of stabilizing the U.S. financial markets. On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program. The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate. In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

The Company applied and was approved for participation in the Capital Purchase Program in late 2008. On December 23, 2008, the Company issued and sold to the Treasury 10,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred”), for a purchase price of $10,000,000. The Company also issued a warrant to the Treasury that was immediately exercised for 500.005 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Warrant Preferred”). Both the Senior Preferred and the Warrant Preferred qualify as Tier 1 capital.

As a result of its participation in the Capital Purchase Program, the Company has become subject to a number of new regulations and restrictions. The ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration shares of its common stock is subject to restrictions. The Company is also required to have in place certain limitations on the compensation of its senior executive officers.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law. This law includes additional restrictions on executive compensation applicable to the Company as a participant in the TARP Capital Purchase Program.

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 14 to the Company’s audited consolidated financial statements included with the annual report to shareholders and the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2008.

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

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured to applicable limits through the FDIC’s Deposit Insurance Fund (the “DIF”) generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Emergency Economic Stabilization Act, mentioned above, temporarily increased the maximum amount per separately insured depositor from $100,000 to $250,000 in October 2008. Unless this increase is further extended by law, the maximum insured amount will return to $100,000 in December 2009. The DIF is administered by the FDIC and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDIC determines the Banks’ deposit insurance assessment rates on the basis of four risk categories. The Banks’ assessment is determined by a formula that ranges from 0.02% to 0.04% at the lowest assessment category up to a maximum of 0.40% of the Banks’ average deposit base, with the exact assessment determined by the Banks’ assets, its capital and the FDIC’s supervisory opinion of its operations. The insurance assessment rate may change periodically and was significantly increased for all depository institutions during 2008. Increases in the assessment rate may have an adverse effect on the Banks’ operating results.

The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the DIF. The FDIC has the authority to set the ratio between 1.15% and 1.50%, and must adopt a restoration plan when the ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2008 was .76%. In October 2008, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, the FDIC increased risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.

In addition to risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2008 ranged from $0.0110 to $0.0114 per $100 of deposits.

The FDIC can terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on the Company, the severity of which would depend on the amount of deposits affected by such a termination. The FDIC evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. Deposit insurance premium rates in 2008 for nearly all of the financial institution industry varied between five and seven cents for every $100 of domestic deposits. The deposit insurance assessment rates are determined quarterly.

On December 16, 2008, the FDIC adopted a final rule increasing its risk-based deposit insurance assessment scale uniformly by seven (7) basis points for the first quarter of 2009. The assessment scale for the first quarter of 2009 will range from twelve (12) basis points of assessable deposits for the strongest institutions to fifty (50) basis points for the weakest. The FDIC attributes the assessment increase to recent failures of FDIC-insured institutions. The FDIC’s action applies only to the first quarter of 2009. The FDIC is considering further changes to the risk-based assessment scale effective April 1, 2009, designed to make the assessment system more risk sensitive and ensure that riskier institutions bear a greater share of the assessments. Proposed adjustments to the scale include: (i) adding a surcharge for certain institutions (institutions in the three riskiest categories for FDIC assessment purposes) that use brokered deposits to fund growth, (ii) providing a possible discount of up to two (2) basis points based on an institution’s ratio of long-term unsecured debt, including senior unsecured and subordinated debt, to domestic deposits (for “small institutions” (generally, those with less than $10 billion in assets), the ratio could include a certain amount of Tier 1 capital) and (iii) adding a surcharge based upon an institution’s ratio of secured liabilities (including Federal Home Loan Bank advances, securities sold under repurchase agreements, secured Federal Funds purchased and certain other secured borrowings) to domestic deposits, if greater than 15%.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off- balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2008, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.86% and 13.11% respectively. As of December 31, 2008, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.34% and 12.51% respectively. As of December 31, 2008 Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 14.61% and 15.39% respectively.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA PATRIOT Act of 2001 was enacted. This act contains the

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which 7sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. This act has not had a material impact on our operations.

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

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of two commercial banks and a savings bank, the Company is directly affected by the government’s monetary policy and the economy in general. The actions and policies of the Federal Reserve Board, which acts as the nation’s central bank, can directly affect the money supply and, in general, affect a bank’s lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are not members of the Federal Reserve System but are subject to reserve requirements imposed by the Federal Reserve Board on non-member banks. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors

Not required for smaller reporting companies

Item 1B.	Unresolved Staff Comments

Not required for smaller reporting companies

Item 2.	Properties

The Company’s executive office is located at 132 North First Street, Albemarle, North Carolina, where the Company owns a three-building complex located at 130-134 North First Street in Albemarle. This complex houses the Company’s offices and meeting rooms and is also the location of Stanly’s subsidiary, Strategic Alliance.

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

Cabarrus owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 South Main Street, Mt. Pleasant, North Carolina and also owns some property adjacent to the Mt. Pleasant banking office located at 1480 South Main Street. Cabarrus leases a suite at 700 North Church Street in Concord, North Carolina where it previously provided banking services and which currently serves as an administrative and lending office.

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

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

It is the philosophy of Uwharrie Capital Corp to promote a strong base of local shareholders. While bid and asked prices for the Company’s common stock are quoted on the Over the Counter Bulletin Board under the symbol UWHR, trading is sporadic with most trades taking place in privately negotiated transactions. Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company has an independent valuation of its common stock performed on a quarterly basis and makes this valuation available to interested shareholders in order to promote fairness and market efficiency in privately negotiated transactions.

The Board of Directors has adopted a dividend policy on an annual basis. For 2008, Uwharrie Capital Corp declared a 3% stock dividend. The Board of Directors will determine on an annual basis, consistent with the capital needs of the Company, an appropriate dividend.

Additional information regarding the market for the Company’s stock is incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 on page 4. See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

The Company did not have any unregistered sales of its equity securities in fiscal year 2008, except as previously disclosed on form 8-K.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended December 31, 2008.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2008 Through October 31, 2008	—	$—	—	$—

November 1, 2008 Through November 30, 2008	—	$—	—	$—

December 1, 2008 Through December 31, 2008	34,660	$4.59	—	$—

Total	34,660	$4.59	—	—

Item 6.	Selected Financial Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 on page 46.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 on Page 47.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk Analysis of Financial Instruments

(dollars in thousands)

Contractual Maturities at December 31, 2008
	2009	2010	2011	2012	2013	Beyond Five Years	Total	Average Interest Rate	Estimated Fair Value
Financial Assets
Debt securities	$2,621	$786	$2,395	$4,090	$3,366	$55,577	$68,835	5.79%	$68,835
Loans
Fixed rate	15,694	15,898	15,726	22,080	30,449	56,838	156,685	7.10%	175,961
Variable rate	79,009	16,387	10,316	7,194	18,748	55,182	186,836	5.31%	180,813
Interest-bearing bank balances	—	—	—	—	—	10,353	10,353	1.31%	10,353
Federal funds sold	—	—	—	—	—	—	—	0.00%	—

Total	$97,324	$33,071	$28,437	$33,364	$52,563	$177,950	$422,709	5.95%	$435,962

Financial Liabilities
Money Market, NOW & savings deposits	$—	$—	$—	$—	$—	$143,685	$143,685	0.85%	$143,685
Time deposits	126,769	25,382	9,742	1,438	579	—	163,910	3.91%	164,871
Federal Home Loan Bank advances	9,275	7,000	9,000	3,000	4,500	1,500	34,275	3.67%	35,171
Other borrowed funds	12,974	8	9	9	10	7,466	20,476	2.90%	20,384

Total	$149,018	$32,390	$18,751	$4,447	$5,089	$152,651	$362,346	2.62%	$364,111

Please refer to the description on Interest Rate Sensitivity in Management’s Discussion and Analysis contained in the Company’s Annual Report filed herewith as Exhibit 13 and incorporated by reference into Item 7 of this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 beginning on Page 8.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2008. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Roger L. Dick	Robert O. Bratton
Chief Executive Officer	Principal Financial Officer

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2009 on Pages 2 - 8.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2009 on Pages 12 -17.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related

Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2009 on pages 15 - 16.

The following table sets forth equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	459,856	$4.54	258,205
Equity compensation plans not approved by security holders	NA	NA	NA
Total	459,856	$4.54	258,205

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements filed here within.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2009 on Pages 9, 17 and 18.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2008 on Page 19.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2008, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December  31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December  31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

Report of independent registered public accounting firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit
3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and Jimmy L. Strayhorn

13	2008 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Registrant’s definitive proxy statement dated March 31, 2008***

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.

***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

****	Filed with the Commission pursuant to Rule 14a-6 (b).

*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 17, 2009
	By:	/s/ Roger L. Dick
Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 17, 2009
Roger L. Dick
Chief Executive Officer

/s/ Robert O. Bratton	March 17, 2009
Robert O. Bratton, Principal Financial Officer

/s/ Joe S. Brooks	March 17, 2009
Joe S. Brooks, Director

/s/ Ronald T. Burleson	March 17, 2009
Ronald T. Burleson, Director

/s/ Henry E. Farmer, Sr.	March 17, 2009
Henry E. Farmer, Sr., Director

/s/ Charles F. Geschickter, III	March 17, 2009
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr.	March 17, 2009
Thomas M. Hearne, Jr., Director

/s/ Charles D. Horne	March 17, 2009
Charles D. Horne, Director

/s/ Joseph R. Kluttz, Jr.	March 17, 2009
Joseph R. Kluttz, Jr., Director

/s/ W.Chester Lowder	March 17, 2009
W. Chester Lowder, Director

/s/ Barry S. Moose	March 17, 2009
Barry S. Moose, Director

/s/ James E. Nance	March 17, 2009
James E. Nance, Director

/s/ Emmett S. Patterson	March 17, 2009
Emmett S. Patterson, Director

/s/ Timothy J. Propst	March 17, 2009
Timothy J. Propst, Director

/s/ Susan J. Rourke	March 17, 2009
Susan J. Rourke, Director

/s/ Donald P. Scarborough	March 17, 2009
Donald P. Scarborough, Director

/s/ John W. Shealy, Jr.	March 17, 2009
John W. Shealy, Jr., Director

March 17, 2009
Michael E. Snyder, Sr., Director

/s/ Douglas L. Stafford	March 17, 2009
Douglas L. Stafford, Director

March 17, 2009
Emily M. Thomas, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and Jimmy L. Strayhorn

13	2008 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Registrant’s definitive proxy statement dated March 31, 2008***

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.

***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

****	Filed with the Commission pursuant to Rule 14a-6 (b).

*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.