Form 10-Q
period 2009-03-31
UWHARRIE CAPITAL CORP
filed 2009-05-14
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,593,929 shares of common stock outstanding as of May 7, 2009.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	March 31, 2009 (Unaudited)	December 31, 2008*
	(dollars in thousands)
ASSETS
Cash and due from banks	$9,838	$2,931
Interest-earning deposits with banks	3,837	10,353
Securities available for sale, at fair value	76,077	68,835
Loans held for sale	3,959	2,691
Loans:
Loans held for investment	338,147	340,830
Less allowance for loan losses	(4,573)	(4,361)

Net loans held for investment	333,574	336,469

Premises and equipment, net	12,160	11,128
Interest receivable	2,089	2,027
Federal Home Loan Bank stock	3,236	2,284
Bank owned life insurance	5,557	5,511
Goodwill	987	987
Other real estate owned	3,259	2,816
Other assets	7,252	6,436

Total assets	$461,825	$452,468

LIABILITIES
Deposits:
Demand noninterest-bearing	$47,183	$46,032
Interest checking and money market accounts	116,325	117,325
Savings deposits	30,247	26,360
Time deposits, $100,000 and over	66,927	63,321
Other time deposits	101,757	100,589

Total deposits	362,439	353,627

Short-term borrowed funds	22,748	22,249
Long-term debt	30,500	32,502
Interest payable	516	502
Other liabilities	2,796	2,355

Total liabilities	418,999	411,235

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized; 10,000 shares of series A issued and outstanding and	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(475)	(500)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital plus stock option surplus	14,026	14,019
Unearned ESOP compensation	(718)	(736)
Undivided profits	10,751	10,008
Accumulated other comprehensive income (loss)	(750)	(1,550)

Total shareholders’ equity	42,826	41,233

Total liabilities and shareholders’ equity	$461,825	$452,468

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March,
	2009	2008
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,375	$5,969
Investment securities
US Treasury	—	24
US Government agencies and corporations	781	487
State and political subdivisions	189	158
Other	5	34
Interest-earning deposits with banks and federal funds sold	24	25

Total Interest income	6,374	6,697

Interest Expense
Interest checking and money market accounts	198	435
Savings deposits	54	95
Time deposits, $100,000 and over	558	682
Other time deposits	798	1,093
Short-term borrowed funds	115	188
Long-term debt	364	311

Total interest expense	2,087	2,804

Net interest income	4,287	3,893

Provision for loan losses	372	86

Net interest income after provision for loan losses	3,915	3,807

Noninterest Income
Service charges on deposit accounts	568	530
Other service fees and commissions	457	748
Loss on sale of securities	(40)	—
Loss on nonmarketable securities	(172)	—
Income from mortgage loan sales	1,436	441
Other income	75	146

Total noninterest income	2,324	1,865

Noninterest Expense
Salaries and employee benefits	2,873	2,637
Net occupancy expense	245	223
Equipment expense	181	140
Data processing costs	191	188
Other noninterest expense	1,389	1,335

Total noninterest expenses	4,879	4,523

Income before income taxes	1,360	1,149

Income taxes	455	374

Net income	$905	$775

Net income	$905	$775
Dividends on preferred stock	(162)	—

Net income available to common shareholders	$743	$775

Net income per common share
Basic	$0.10	$0.10
Diluted	0.10	0.10
Weighted average common shares outstanding
Basic	7,467,685	7,490,166
Diluted	7,467,685	7,548,381

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income(Loss)	Total
	(in thousands, except share data)
Balance, December 31, 2008	7,593,929	$10,000	$500	$(500)	$9,492	$14,019	$(736)	$10,008	$(1,550)	$41,233

Net income	—	—	—	—	—	—	—	905	—	905
Other comprehensive income	—	—	—	—	—	—	—	—	800	800
Release of ESOP shares	—	—	—	—	—	—	18	—	—	18
Stock compensation expense	—	—	—	—	—	7	—	—	—	7
Record preferred stock dividend and discount accretion	—	—	—	25	—	—	—	(162)	—	(137)

Balance, March 31, 2009	7,593,929	$10,000	$500	$(475)	$9,492	$14,026	$(718)	$10,751	$(750)	$42,826

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities	(dollars in thousands)
Net income	$905	$775
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	191	153
Net amortization of security premiums/discounts	3	(57)
Net amortization of mortgage servicing rights	283	124
Provision for loan losses	372	86
Stock compensation	7	6
Net realized (gain) loss on available for sales securities	40	—
Loss on nonmarketable securities	172	—
Income from mortgage loan sales	(1,436)	(441)
Proceeds from sales of loans held for sale	62,023	23,030
Origination of loans held for sale	(62,519)	(20,721)
Loss on sale of premises, equipment and other assets	(1)	5
Increase in cash surrender value of life insurance	(46)	(46)
Release of ESOP shares	18	23
Net change in interest receivable	(62)	(33)
Net change in other assets	(909)	258
Net change in interest payable	14	(110)
Net change in other liabilities	441	414

Net cash provided by (used in) operating activities	(504)	3,466

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	4,814	2,397
Purchase of securities available for sale	(10,971)	(1,073)
Net (increase) decrease in loans	2,079	(3,584)
Proceeds from sale of premises, equipment and other assets	1	—
Purchase of premises and equipment	(1,223)	(306)
Net increase in Federal Home Loan Bank stock	(952)	(119)

Net cash used by investing activities	(6,252)	(2,685)

Cash flows from financing activities
Net increase in deposit accounts	8,812	2,105
Net increase (decrease) in short-term borrowed funds	499	(6,545)
Net increase (decrease) in long-term debt	(2,002)	2,999
Repurchase of common stock	—	(121)
Net proceeds from issuance of common stock	—	56
Dividend on preferred stock	(162)	—
Tax benefit of stock options exercised	—	6

Net cash provided by (used in) financing activities	7,147	(1,500)

Increase (decrease) in cash and cash equivalents	391	(719)

Cash and cash equivalents, beginning of period	13,284	16,197

Cash and cash equivalents, end of period	$13,675	$15,478

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2008 Annual Report on Form 10-K. This Quarterly report should be read in conjunction with such Annual Report.

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

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Income	$905	$775

Other comprehensive gain (loss)
Unrealized gain (losses) on available for sale securities	1,246	(187)
Related tax effect	(471)	72
Reclassification of loss recognized in net income	40	—
Related tax effect	(15)	—

Total other comprehensive income (loss)	800	(115)

Comprehensive income	$1,705	$660

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

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. There were no anti-dilutive shares on March 31, 2009 or 2008.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares outstanding	7,593,929	7,632,578

Effect of ESOP shares	(126,244)	(142,412)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,467,685	7,490,166

Effect of dilutive stock options	—	58,215

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,467,685	7,548,381

Note 4 – Investment Securities

Securities available for sale are summarized below:

	March 31, 2009	December 31, 2008

	(dollars in thousands)
Amortized cost	$77,320	$71,365
Gross unrealized losses	(3,012)	(3,867)
Gross unrealized gains	1,769	1,337

Fair value	$76,077	$68,835

Management has evaluated these securities to determine whether they should be considered other-than-temporarily impaired at March 31, 2009. This evaluation considered, among other things, the extent and duration of the impairment, current and expected future yields, the Company’s ability to continue to hold these securities in its portfolio and the issuers’ credit ratings. The majority of the gross unrealized losses are related to mortgage-backed securities portfolio. Further evaluations were made on these investments including analyzing prepayment rates, general market data, delinquency rates on the underlying mortgage loans and current and anticipated losses in foreclosure.

Based on these evaluations, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009. Management expects to collect all contractual interest and principal payments and that recovery of these temporarily impaired securities will occur within a reasonable time frame. Management will continue to evaluate these securities on an ongoing basis, and if it is subsequently determined that an other than temporary impairment has occurred, the Company will record any such impairment as a charge to earnings.

Note 5 – Loans

	March 31, 2009	December 31, 2008
	(in thousands)
Loans outstanding at period end:
Commercial	$46,840	$45,470
Real estate-construction	49,287	50,661
Real estate-residential	134,947	139,518
Real estate-commercial	91,688	89,561
Consumer loans	15,311	15,499
All other loans	74	121

Total	$338,147	$340,830

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Analysis of the allowance for loan losses:
Balance at beginning of period	$4,361	$3,510

Provision charged to operations	372	86

Charge-offs	(195)	(30)
Recoveries	35	17

Net charge-offs	(160)	(13)

Balance at end of period	$4,573	$3,583

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2009, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$81,481
Credit card commitments	13,499
Standby letters of credit	974

Total commitments	$95,954

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For assets and liabilities carried at fair value, the following table provides fair value information as of March 31, 2009 and December 31, 2008, respectively:

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Investment securities available for sale	$76,077	$9,507	$66,570	$—

Total assets at fair value	$76,077	$9,507	$66,570	$—

Total liabilities at fair value	$—	$—	$—	$—

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Investment securities available for sale	$68,835	$10,643	$58,004	$188

Total assets at fair value	$68,835	$10,643	$58,004	$188

Total liabilities at fair value	$—	$—	$—	$—

Investment securities available for sale having a Level 3 value of $188,000 at December 31, 2008 were disposed of during the three months ended March 31, 2009 without significant gain or loss.

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

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2009 and December 31, 2008 respectively.

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans	$8,844	$—	$8,844	$—
Loans held for sale	3,959	—	3,959	—
Other real estate owned	382	—	382	—
Mortgage servicing rights	1,674	—	—	1,674

Total assets at fair value	$14,859	$—	$13,185	$1,674

Total liabilities at fair value	$—	$—	$—	$—

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans	$6,688	$—	$6,688	$—
Loans held for sale	2,691	—	2,691	—
Mortgage servicing rights	1,293	—	—	1,293

Total assets at fair value	$10,672	$—	$9,379	$1,293

Total liabilities at fair value	$—	$—	$—	$—

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

SFAS 161

In March of 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of Statement No. 133 for derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the derivative instrument’s purpose, how it is accounted for, and its impact on the financial statements. The adoption of SFAS 161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

SFAS 162

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the initial application of SFAS No. 162 will not have an impact on our financial statements

FSP EITF 99-20-1

On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, another-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Financial Accounting Standards Board issued the following three FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP No. FAS 157-4

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.

FSP No. 107-1 and APB 28-1

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statement of operations and balance sheet.

FSP Nos. FAS 115-2 and FAS 124-2

FSP Nos., FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

The provisions of FSP Nos., FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP Nos., FAS 115-2 and FAS 124-2 may have on the Company’s consolidated financial statements.

From time to time the FASB issues exposure drafts of proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008.

During the three months ended March 31, 2009, the Company’s total assets increased $9.3 million, from $452.5 million to $461.8 million. During the three months, securities available for sale increased $7.2 million or 10.5%, from $68.8 million at December 31, 2008 to $76.1 million at March 31, 2009. This increase, however, was offset by a decline in loans held for investment of $2.7 million.

Cash and cash equivalents increased $391 thousand during the three months ended March 31, 2009. Cash and due from banks increased $6.9 million, while interest-earning deposits with banks declined $6.5 million.

Investment securities increased $7.2 million or 10.5% for the three months. Market values that had declined at December 31, 2008 to $2.5 million in net unrealized losses due to the recent downturn in the investment markets experienced an improvement of $1.2 million during the first quarter. The total unrealized loss at March 31, 2009 was $1.2 million. Management believes this decline in investment market values is only temporary and does not expect to incur a loss at this time. The Company purchased $10.6 million in new securities during the period and sold $1.7 million in securities at a realized loss of $40 thousand.

As previously stated, loans held for investment decreased $2.7 million to $338.1 million during the period ended March 31, 2009. The Company has experienced positive growth trends in the commercial and real estate commercial areas of its loan portfolio. These areas experienced growth of 3.0% and 2.4%, respectively. The remainder areas of the loan portfolio declined during the first quarter of 2009. Loans held for sale increased 47.1% or $1.3 million during the period. The allowance for loan losses was $4.6 million at March 31, 2009 which represents 1.35% of the loan portfolio.

Other changes in our consolidated assets related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned and other assets. The Company completed the purchase of a tract of land for a future branch expansion. These purchases were the leading factors in the increase of $1.0 million in fixed assets. Interest receivable increased $62 thousand, bank owned life insurance increased $46 thousand and other real estate owned increased $443 thousand. Other assets increased $816 thousand, resulting primarily from a receivable set up for the proceeds from the sale of certain investments that were not received until after quarter-end. The Company did have an investment in common stock of Silverton Bank of $172 thousand. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank and the FDIC was appointed receiver. The Company has written off this investment as of March 31, 2009. Federal Home Loan Bank stock increased $952 thousand. Federal Home Loan Bank stock ownership is a requirement for member banks that utilize Federal Home Loan Bank for borrowing funds. The amount of stock owned by each member bank is based primarily on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced an $8.8 million increase during the three months ended March 31, 2009, increasing from $353.6 million to $362.4 million. Demand, noninterest-bearing accounts increased $1.2 million, while savings deposits grew $3.9 million. Time deposits over $100,000 and other time deposits experienced positive growth of $3.6 million and $1.2 million, respectively. These increases were offset by a decline in interest checking and money market accounts of $1.0 million.

Total borrowings decreased $1.5 million for the period. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At March 31, 2009, $33.9 million of the total borrowings of $53.2 million were comprised of Federal Home Loan Bank advances. The Company did payoff a $2.6 million short-term note to a correspondent bank.

Other liabilities increased from $2.4 million at December 31, 2008 to $2.8 million at March 31, 2009, an increase of $441 thousand.

At March 31, 2009, total shareholders’ equity was $42.8 million, an increase of $1.6 million from December 31, 2008. Net income for the period was $905 thousand. Unrealized losses on investment securities, net of tax improved $800 thousand. The Company also recorded $162 in preferred stock dividends for the quarter. At March 31, 2009, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended March 31, 2009 and 2008.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $905 thousand for the three months ended March 31, 2009, as compared to $775 thousand for the three months ended March 31, 2008, an increase of $130 thousand. Net income available to common shareholders was $743 thousand or $0.10 per common share at March 31, 2009, compared at $775 thousand or $0.10 per common share at March 31, 2008. Net income available to common shareholders is net income less any dividends paid on preferred stock during the period.

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

Net interest income for the three months ended March 31, 2009 was $4.3 million as compared with $3.9 million during the quarter ending March 31, 2008, resulting in an increase of $394 thousand, or 10.1%. During the quarter ending March 31, 2009 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $502 thousand. The average yield on our interest–earning assets decreased 115 basis points to 6.07%, while the average rate we paid for our interest-bearing liabilities decreased 118 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while, interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of 3 basis points in our interest rate spread, from 3.79% in 2008 to 3.82% in 2009. Our net interest margin was 4.11% and 4.23% for the comparable periods in 2009 and 2008 respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2009 and 2008:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Taxable securities	$62,181	$37,864	$789	$548	5.15%	5.87%
Nontaxable securities (1)	16,630	12,861	186	155	7.37%	7.85%
Short-term investments	6,315	3,022	24	25	1.54%	3.36%
Taxable loans	346,370	322,504	5,326	5,924	6.24%	7.45%
Non-taxable loans (1)	4,512	3,795	49	45	7.37%	7.36%

Total interest-earning assets	436,008	380,046	6,374	6,697	6.07%	7.22%

Interest-bearing liabilities:
Interest-bearing deposits	308,279	279,931	1,608	2,305	2.12%	3.34%
Short-term borrowed funds	36,854	25,381	115	188	1.27%	3.00%
Long-term debt	30,923	26,509	364	311	4.77%	4.76%

Total interest bearing liabilities	376,056	331,821	2,087	2,804	2.25%	3.43%

Net interest spread	$59,952	$48,225	$4,287	$3,893	3.82%	3.79%

Net interest margin (1) (% of earning assets)					4.11%	4.23%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $372 thousand for the three months ending March 31, 2009 compared to $86 thousand for the same period in 2008. There were net loan charge-offs of $160 thousand for the three months ended March 31, 2009 as compared with net loan charge-offs of $13 thousand during the same period of 2008. Refer to the Asset Quality discussion on page 18 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $459 thousand for the three month period ending March 31, 2009 as compared to the same period in 2008. Income from mortgage loan sales increased $995 thousand from $441 thousand for the quarter ended March 31, 2008 to $1.4 million for the same period in 2009. The recent decline in interest rates was the leading factor in this increase, as customers were able to refinance again at a lower rate. Service charges on deposit accounts produced earnings of $568 thousand for the three months ended March 31, 2009. Other service fees and commissions experienced a 38.9% decrease for the comparable three month period. Income generated from brokerage commissions and asset management fees declined $106 thousand, while income from mortgage servicing rights decreased $158 thousand as a result of heavy mortgage refinancing volume during the first quarter of 2009. The investment the Company had in Silverton stock that was a nonmarketable security was written off as of March 31, 2009.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2009 was $4.9 million compared to $4.5 million for the same period of 2008, an increase of $356 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $236 thousand, from $2.6 million for the quarter ending March 31, 2008 to $2.9 million for the same period in 2009. Net occupancy expense and equipment expense had a combined increase of $63 thousand. Other noninterest expense increased $54 thousand for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Professional fees and services	$178	$165
Marketing and donations	164	172
Office supplies and printing	77	70
Telephone and data lines	55	60
Electronic banking expense	177	186
Software amortization and maintenance	116	99
Loan collection expense	85	71
Shareholder relations expense	44	58
Dues and subscriptions	43	37
Postage	49	47
FDIC assessment	67	20
Other	334	350

Total	$1,389	$1,335

Income Tax Expense

The Company had income tax expense of $455 thousand for the three months ended March 31, 2009 resulting in an effective tax rate of 33.5% compared to income tax expense of $374 thousand and an effective rate of 32.6% in the 2008 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2008 quarter.

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

The provision for loan losses was $372 thousand for the three months ended March 31, 2009 as compared to $86 thousand for the same period in 2008. Additionally, the allowance expressed as a percentage of loans held for investment was 1.35% at March 31, 2009 compared to 1.28% December 31, 2008. During the first three months of 2009 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $18.6 million compared to $12.5 million at December 31, 2008, an increase of $6.1 million. The increase in the level of impaired loans resulted from three customer relationships that are included in impaired loans totaling $5.1 million. One of these relationships was for $840 thousand and this relationship paid out in the second quarter of 2009. Total nonaccrual loans, which are a component of impaired loans, increased from $3.9 million at December 31, 2008 to $5.6 million at March 31, 2009. The Company had net loan charge-offs in the first quarter of 2009 of $160 thousand compared to net loan charge-offs of $13 thousand for the same period in 2008.

The allowance expressed as a percentage of gross loans held for investment increased 7 basis points from 1.28% at December 31, 2008 to 1.35% at March 31, 2009. The allowance, as a percentage of total impaired loans, decreased from 53.3% at December 31, 2008 to 50.6% at

March 31, 2009. Likewise, the portion of the allowance specifically allocable to impaired loans decreased from 18.5% at December 31, 2008 to 12.5% at March 31, 2009. Nonperforming loans, which consist solely of nonaccrual loans, were $5.6 million at March 31, 2009 as compared to $3.9 million at December 31, 2008. Nonperforming loans to total loans increased from 1.14% at December 31, 2008, to 1.56% at March 31, 2009. The total allowance relative to non-performing loans decreased from 111.87% at the end of 2008 to 82.2% at March 31, 2009. During the quarter the Company had an increase in other real estate owned of $443 thousand. Management believes the current level of allowance for loan losses to be adequate at this time.

The following nonperforming loan table shows the comparison for the three months ended March 31, 2009 to December 31, 2008:

Nonperforming Assets

(dollars in thousands)

	March 31, 2009	December 31, 2008
Nonperforming assets:

Nonaccrual loans	$5,562	$3,898

Other real estate owned	3,259	2,816

Total nonperforming assets	$8,821	$6,714

Accruing loans past due 90 days or more	$32	$3

Allowance for loans losses	4,573	4,361

Nonperforming loans to total loans	1.64%	1.14%

Allowance for loan losses to total loans	1.35%	1.28%

Nonperforming assets to total loans and other real estate	2.61%	1.97%

Nonperforming assets to total assets	1.91%	1.48%

Allowance for loan losses to Nonperforming loans	82.20%	111.87%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $20.9 million at March 31, 2009, with available credit of $20.9 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $38.9 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $53.2 million at March 31, 2009, compared to $54.8 million at December 31, 2008.

The Company’s subsidiary banks currently have federal funds purchased lines of credit with Silverton Bank for $10.4 million. As referenced previously, Office of the Comptroller of the Currency took control of Silverton Bank on May 1, 2009 and appointed the FDIC receiver. At this time the lines are still fully operational if needed by the subsidiary banks. Management is continuing to monitor the Silverton Bank situation closely and is seeking to replace these federal funds lines of credit with another source.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

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

Both the Company and its subsidiary banks have maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed these minimums without altering current operations or strategy. The Company completed a private placement of subordinated debt during 2008 that qualifies as regulatory capital. At March 31, 2009, the Company had $7.4 million in subordinated debt.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. The Company’s market risk profile has not changed significantly since December 31, 2008.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2009. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Pursuant to the terms of the United States Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (CPP), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock or to pay a cash dividend.

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

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 13, 2009	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 13, 2009	By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

10.5	Amendment to the Employee Stock Ownership Plan and Trust **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference
**	Filed here within this report.