Form 10-Q
period 2009-06-30
UWHARRIE CAPITAL CORP
filed 2009-08-13
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,593,929 shares of common stock outstanding as of August 1, 2009.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2009 (Unaudited)	December 31, 2008*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,750	$2,931
Interest-earning deposits with banks	2,807	10,353
Securities available for sale, at fair value	74,650	68,835
Loans held for sale	2,922	2,691
Loans:
Loans held for investment	344,721	340,830
Less allowance for loan losses	(4,732)	(4,361)

Net loans held for investment	339,989	336,469

Premises and equipment, net	12,863	11,128
Interest receivable	1,987	2,027
Federal Home Loan Bank stock	3,147	2,284
Bank owned life insurance	5,608	5,511
Goodwill	987	987
Other real estate owned	2,497	2,816
Other assets	8,629	6,436

Total assets	$463,836	$452,468

LIABILITIES
Deposits:
Demand noninterest-bearing	$47,206	$46,032
Interest checking and money market accounts	118,932	117,325
Savings deposits	32,128	26,360
Time deposits, $100,000 and over	70,837	63,321
Other time deposits	102,681	100,589

Total deposits	371,784	353,627

Short-term borrowed funds	14,642	22,249
Long-term debt	30,648	32,502
Interest payable	487	502
Other liabilities	3,051	2,355

Total liabilities	420,612	411,235

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized; 10,000 shares of series A issued and outstanding and	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(450)	(500)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital	14,028	14,019
Unearned ESOP compensation	(701)	(736)
Undivided profits	11,214	10,008
Accumulated other comprehensive income (loss)	(859)	(1,550)

Total shareholders’ equity	43,224	41,233

Total liabilities and shareholders’ equity	$463,836	$452,468

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,218	$5,669	$10,593	$11,638
Investment securities
US Treasury	—	25	—	49
US Government agencies and corporations	769	468	1,550	955
State and political subdivisions	176	170	365	328
Interest-earning deposits with banks and federal funds sold	19	18	43	43

Total interest income	6,182	6,350	12,551	13,013

Interest Expense
Interest checking and money market accounts	199	312	397	747
Savings deposits	69	74	123	169
Time deposits, $100,000 and over	534	604	1,092	1,286
Other time deposits	755	985	1,553	2,078
Short-term borrowed funds	71	146	186	334
Long-term debt	368	308	732	619

Total interest expense	1,996	2,429	4,083	5,233

Net interest income	4,186	3,921	8,468	7,780
Provision for loan losses	196	171	568	257

Net interest income after provision for loan losses	3,990	3,750	7,900	7,523

Noninterest Income
Service charges on deposit accounts	567	537	1,135	1,067
Other service fees and commissions	575	754	1,032	1,502
Gain (loss) on sale of securities	20	—	(20)	—
Loss on nonmarketable securities	—	—	(172)	—
Total other-than-temporary impairment loss	(1,855)	—	(1,855)	—
Portion of loss recognized in other comprehensive income	1,651	—	1,651	—

Net impairment recognized in earnings	(204)	—	(204)	—
Loss fixed assets/other assets	(20)	—	(20)	—
Income from mortgage loan sales	1,131	357	2,567	798
Other income	104	279	184	459

Total noninterest income	2,173	1,927	4,502	3,826

Noninterest Expense
Salaries and employee benefits	2,886	2,664	5,759	5,301
Net occupancy expense	242	236	487	459
Equipment expense	180	156	361	296
Data processing costs	198	204	389	392
Other noninterest expense	1,775	1,272	3,164	2,607

Total noninterest expense	5,281	4,532	10,160	9,055

Income before income taxes	882	1,145	2,242	2,294
Income taxes	259	373	714	747

Net income	$623	$772	$1,528	$1,547

Net Income	$623	772	1,528	1,547
Dividends – preferred stock	(160)	—	(322)	—

Net income available to common shareholders	$463	$772	$1,206	$1,547

Net income per common share
Basic	$0.06	$0.10	$0.16	$0.21

Diluted	$0.06	$0.10	$0.16	$0.21

Weighted average shares outstanding
Basic	7,472,003	7,448,825	7,469,905	7,469,496
Diluted	7,472,003	7,481,095	7,469,905	7,512,109

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income(Loss)	Total
	(in thousands, except share data)
Balance, December 31, 2008	7,593,929	$10,000	$500	$(500)	$9,492	$14,019	$(736)	$10,008	$(1,550)	$41,233

Net income	—	—	—	—	—	—	—	1,528	—	1,528
Other comprehensive income	—	—	—	—	—	—	—	—	691	691
Release of ESOP shares	—	—	—	—	—	—	35	—	—	35
Stock compensation expense	—	—	—	—	—	9	—	—	—	9
Record preferred stock dividend and discount accretion	—	—	—	50	—	—	—	(322)	—	(272)

Balance, June 30, 2009	7,593,929	$10,000	$500	$(450)	$9,492	$14,028	$(701)	$11,214	$(859)	$43,224

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,528	$1,547
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	387	319
Net amortization of security premiums/discounts	43	(116)
Impairment of securities available for sales	204	—
Net amortization of mortgage servicing rights	656	237
Impairment of foreclosed real estate	34	—
Provision for loan losses	568	257
Stock compensation	9	13
Net realized loss on available for sales securities	20	—
Income from mortgage loan sales	(2,567)	(798)
Proceeds from sales of loans held for sale	106,574	36,614
Origination of loans held for sale	(105,337)	(35,187)
(Gain) loss on sale of premises, equipment and other assets	(1)	5
Loss on nonmarketable securities	172	—
Increase in cash surrender value of life insurance	(97)	(93)
Loss on sales of foreclosed real estate	21	—
Release of ESOP shares	35	40
Net change in interest receivable	40	130
Net change in other assets	(1,738)	(324)
Net change in interest payable	(15)	(58)
Net change in other liabilities	696	233

Net cash provided by (used in) operating activities	1,232	2,819

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	13,202	4,361
Purchase of securities available for sale	(18,175)	(3,184)
Net increase in loans	(4,532)	(15,285)
Proceeds from sale of premises, equipment and other assets	1	—
Purchase of premises and equipment	(2,122)	(896)
Proceeds from sales of foreclosed real estate	708	—
Investment in other assets	(602)	—
Net increase in Federal Home Loan Bank stock	(863)	(232)

Net cash used by investing activities	(12,383)	(15,236)

Cash flows from financing activities
Net increase in deposit accounts	18,157	10,445
Net decrease in short-term borrowed funds	(7,607)	(11,677)
Net increase (decrease) in long-term debt	(1,854)	12,504
Repurchase of common stock	—	(412)
Net proceeds from issuance of common stock	—	300
Tax benefit of stock options exercised	—	26
Dividend on preferred stock	(272)	—

Net cash provided by financing activities	8,424	11,186

Decrease in cash and cash equivalents	(2,727)	(1,231)

Cash and cash equivalents, beginning of period	13,284	16,197

Cash and cash equivalents, end of period	$10,557	$14,966

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 11, 2009, the date the financial statements were issued.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Net Income	$623	$772	$1,528	$1,547

Other comprehensive loss
Unrealized gain (losses) on available for sale securities	(360)	(1,009)	886	(1,196)
Related tax effect	138	386	(333)	459
Reclassification of loss (gains) recognized in net income	(20)	—	20	—
Related tax effect	(8)	—	(8)	—
Reclassification of losses for which credit-related portion was recognized in net income	204	—	204	—
Related tax effect	(71)	—	(78)	—

Total other comprehensive gain (loss)	(117)	(623)	691	(737)

Comprehensive income	$506	$149	$2,219	$810

As of June 30, 2009 and December 31, 2008, total accumulated other comprehensive (loss) income was $(859) thousand and $(1.55) million, respectively. The components of accumulated other comprehensive income at June 30, 2009 included $156 thousand of unrealized gains and temporary unrealized losses net of tax, and non credit losses on four other than temporarily impaired investments of $(1.02) million net of tax. Accumulated other comprehensive income at December 31, 2008 consisted of unrealized gains and temporary unrealized losses of $(1.55) million net of tax.

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

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. At June 30, 2009, the Company had 459,856 stock options and at this time they are all under market value and did not have a dilutive effect on net income.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average number of common shares outstanding	7,593,929	7,587,042	7,593,929	7,607,713

Effect of ESOP shares	(121,926)	(138,217)	(124,024)	(138,217)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,472,003	7,448,825	7,469,905	7,469,496

Effect of dilutive stock options	—	32,270	—	42,613

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,472,003	7,481,095	7,469,905	7,512,109

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Government agencies	$8,306	$263	$—	$8,569
Mortgage-backed securities and CMO’s	53,492	938	2,981	51,449
State and political subdivisions	14,271	374	13	14,632

Total securities available for sale	$76,069	$1,575	$2,994	$74,650

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Government agencies	$10,469	$229	$55	$10,643
Mortgage-backed securities and CMO’s	44,500	691	3,795	41,396
State and political subdivisions	16,396	417	17	16,796

Total securities available for sale	$71,365	$1,337	$3,867	$68,835

At June 30, 2009, the Company owned Federal Reserve stock reported at cost of $778,850 and included in other assets. Also at June 30, 2009 and December 31, 2008, the Company owned Federal Home Loan Bank Stock (FHLB) of $3.1 million and $2.3 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership and borrowings with these banks.

Results from sales of securities available for sale for the three and six month periods ended June 30, 2009 and June 30, 2008 are as follows:

	Three Months Ended June 30,
	2009	2008
	(dollars in thousands)
Gross proceeds from sales	$1,020	$—

Realized gains from sales	$20	$—
Realized losses from sales	—	—

Net realized gains (losses)	$20	$—

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Gross proceeds from sales	$2,543	$—

Realized gains from sales	$73	$—
Realized losses from sales	(93)	—

Net realized gains (losses)	$(20)	$—

At June 30, 2009 and December 31, 2008 securities available for sale with a carrying amount of $16.4 million and $13.2 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31,2008. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline and a volatile market and are in no way a reflection of the quality of the investments. At June 30, 2009 the unrealized losses related to fifteen mortgage backed securities and CMOs and seven state and political subdivisions securities. At December 31, 2008 the unrealized losses related to three U.S. Government Agencies, fifteen mortgage backed securities and CMOs and twelve state and political subdivisions securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment:
U.S. Gov’t agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities and CMO’s	8,112	166	9,214	1,164	17,326	1,330
State and political subdivisions	1,148	11	97	2	1,245	13

	$9,260	$177	$9,311	$1,166	$18,571	$1,343

Other than temporary impairment:
Mortgage-backed & CMOs	$—	$—	$2,757	$1,651	$2,757	$1,651

	$—	$—	$2,757	$1,651	$2,757	$1,651

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment:
U.S. Gov’t agencies	$3,010	$55	$—	$—	$3,010	$55
Mortgage-backed securities and CMO’s	14,502	3,288	1,290	78	15,792	3,366
State and political subdivisions	2,648	17	—	—	2,648	17

	$20,160	$3,360	$1,290	$78	$21,450	$3,438

Other than temporary impairment:
Mortgage-backed & CMOs	$188	$429	$—	$—	$188	$429

	$188	$429	$—	$—	$188	$429

We routinely conduct periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether an OTTI has occurred on these securities. To determine if the unrealized loss is other-than-temporary, we project total estimated defaults of the underlying troubled and non performing assets (mortgages) and multiply that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. We also evaluate the current credit enhancement underlying the bond to determine the impact on cash flows. If we determine that a given position will be subject to a write-down, loss or decline in yield, we record the expected credit loss as a charge to earnings. In addition, we have estimated the expected loss by taking into account observed performance of the underlying securities, industry studies, market forecasts, as well as our view of the economic outlook affecting bond collateral. The following assumptions were made evaluating estimated cash flows, a prepayment speed of six CPR, severity rates ranging from 55% to 60% and the original purchased yield.

Based on these evaluations, the Company did have an other-than-temporary impairment on four private label collateralized mortgage obligations (“CMOs”) at June 30, 2009. In accordance with FSP FAS 115-2, a $204 thousand other-than-temporary charge due to the credit-related factors was recognized in earnings during the quarter, $1.7 million was determined to relate to other non-credit-related factors in the market place. The difference between total unrealized losses and estimated credit losses on these securities was charged against equity, net of deferred taxes, as a component of Other Comprehensive Income.

The following table, as of June 30, 2009, shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for a portion of an other-than-temporary impairment was recognized in other comprehensive income.

June 30, 2009
(in thousands)
Balance of credit losses on debt securities at the beginning of the period	$—
Increase related to the credit loss for which an other-than-temporary impairment was recognized	204

Balance of credit losses on debt securities at the end of the current period	$204

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2009 and December 31, 2008 by remaining contractual maturity are as follows.

	June 30, 2009
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies
Due within one year	1,002	1,007
Due after one but within five years	4,152	4,316
Due after five but within ten years	3,152	3,246

	8,306	8,569

Mortgage-backed securities
Due after one year but within five years	423	432
Due after five but within ten year	8,618	8,927
Due after ten years	44,451	42,090

	53,492	51,449

State and political
Due within one year	487	493
Due after one but within five years	5,097	5,194
Due after five but within ten year	3,864	4,016
Due after ten years	4,823	4,929

	14,271	14,632

Total Securities available for sale
Due within one year	1,489	1,500
Due after one but within five years	9,672	9,942
Due after five but within ten year	15,634	16,189
Due after ten years	49,274	47,019

	$76,069	$74,650

	December 31, 2008
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies
Due within one year	1,512	1,541
Due after one but within five years	5,532	5,664
Due after five but within ten years	3,425	3,438

	10,469	10,643

Mortgage-backed securities
Due after one year but within five years	721	729
Due after five but within ten year	4,569	4,733
Due after ten years	39,210	35,934

	44,500	41,396

State and political
Due within one year	1,063	1,080
Due after one but within five years	5,313	5,397
Due after five but within ten year	4,800	4,959
Due after ten years	5,220	5,360

	16,396	16,796

Total Securities available for sale
Due within one year	2,575	2,621
Due after one but within five years	11,566	11,790
Due after five but within ten year	12,794	13,130
Due after ten years	44,430	41,294

	$71,365	$68,835

Note 5 – Loans

	June 30, 2009	December 31, 2008
	(in thousands)
Loans outstanding at period end:
Commercial	$49,231	$45,470
Real estate-construction	47,916	50,661
Real estate-residential	139,278	139,518
Real estate-commercial	92,113	89,561
Consumer loans	16,084	15,499
All other loans	99	121

Total	$344,721	$340,830

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Analysis of the allowance for loan losses
Balance at beginning of period	$4,573	$3,583	$4,361	$3,510

Provision charged to operations	196	171	568	257

Charge-offs	(46)	(137)	(241)	(167)
Recoveries	9	40	44	57

Net (charge-offs)	(37)	(97)	(197)	(110)

Balance at end of period	$4,732	$3,657	$4,732	$3,657

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2009, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$92,233
Credit card commitments	8,702
Standby letters of credit	1,142

Total commitments	$102,077

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For assets and liabilities carried at fair value, the following table provides fair value information as of June 30, 2009 and December 31, 2008:

	Total	Level 1		Level 2	Level 3
	(dollars in thousands)

Investment securities available for sale	$74,650		$8,561	$63,128	$2,961

Total assets at fair value	$74,650		$8,561	$63,128	$2,961

Total liabilities at fair value	$—	$		$—	$—

	Total	Level 1		Level 2	Level 3
	(dollars in thousands)

Investment securities available for sale	$68,835		$10,643	$58,004	$188

Total assets at fair value	$68,835		$10,643	$58,004	$188

Total liabilities at fair value	$—	$		$—	$—

The following table provides reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unoberservable inputs (level 3) during 2009:

(dollars in thousands)
Balance December 31, 2008	$188
Total losses realized in earnings Included in earnings	—
Purchases	—
Sales	(188)
Transfers into level 3	2,961

Balance June 30, 2009	$2,961

Investment securities available for sale having a Level 3 value of $188,000 at December 31, 2008 were disposed of during the first quarter of 2009 with an additional loss of $93,714.

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

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2009 and December 31, 2008:

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)

Loans	$7,836	$—	$7,836	$—
Loans held for sale	2,922	—	2,922	—
Other real estate owned	382	—	382	—
Mortgage servicing rights	1,906	—	—	1,906

Total assets at fair value	$13,046	$—	$11,140	$1,906

Total liabilities at fair value	$—	$—	$—	$—

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)

Loans	$6,688	$—	$6,688	$—
Loans held for sale	2,691	—	2,691	—
Mortgage servicing rights	1,293	—	—	1,293

Total assets at fair value	$10,672	$—	$9,379	$1,293

Total liabilities at fair value	$—	$—	$—	$—

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

Note 8 – Fair Values of Financial Instruments and Interest Rate Risk

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented below are made at June 30, 2009 and December 31, 2008, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$10,557	$10,557	$13,284	$13,284
Securities available for sale	74,650	74,650	68,835	68,835
Loans held for investment, net	339,989	355,346	336,469	354,083
Loans held for sale	2,922	2,814	2,691	2,691
FHLB Stock	3,147	3,147	2,284	2,284
FRB Stock	779	779	—	—
Bank-owned life insurance	5,608	5,608	5,511	5,511
Accrued interest receivables	1,987	1,987	2,027	2,027

Financial Liabilities
Deposits	$371,784	$375,060	$353,627	$354,589
Short-term borrowings	14,641	14,641	22,249	22,249
Long-term debt	30,648	31,950	32,502	33,306
Accrued interest payable	487	487	502	502

The carrying amount of cash and cash equivalents and accrued interest approximate their fair values due to the short period of time until their expected realization. Securities available for sale are carried at fair value based on quoted market prices. The carrying amount of bank-owned life insurance is the current cash value. It is not practicable to determine fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability and it is presented at its carrying value.

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

•

Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on current market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would effect the valuation under SFAS No. 157, but the result is not material.

•

Deposits – The fair value of checking, savings and money market deposit is deemed equal to the amount payable on demand. The fair value of certificates of deposit is estimated based on discounted cash flow analyses using offered market rates.

•

Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates.

At June 30, 2009, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 6.

Note 9 – Recent Accounting Pronouncements

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

SFAS 162

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the initial application of SFAS No. 162 will not have an impact on our financial statements

SFAS 165

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 (“SFAS 165”), Subsequent Events. The new standard is intended to provide guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009.

FSP EITF 99-20-1

On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial

Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

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

FSP No. 107-1 and APB 28-1

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s statement of operations and balance sheet.

FSP Nos. FAS 115-2 and FAS 124-2

FSP Nos., FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted these as of June 30, 2009 and they did not have a material effect on the Company’s statement of operations and balance sheet.

SAB 111

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-

than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008.

During the six months ended June 30, 2009, the Company’s total assets increased $11.3 million, from $452.5 million to $463.8 million. During the six months, securities available for sale increased $5.8 million or 8.4%, from $68.8 million at December 31, 2008 to $74.6 million at June 30, 2009. Loans held for investment also increased $3.9 million to $344.7 million during the period.

Cash and cash equivalents decreased $2.7 million during the six months ended June 30, 2009. Cash and due from banks increased $4.8 million, while interest-earning deposits with banks declined $7.5 million.

Investment securities increased $5.8 million or 8.4% for the six months. Market values that had declined at December 31, 2008 to $2.5 million in net unrealized losses due to the recent downturn in the investment markets experienced an improvement of $1.1 million during the second quarter. The total unrealized loss at June 30, 2009 was $1.4 million. The majority of the unrealized loss is related to the whole loan CMO portfolio. The Company evaluated its entire investment portfolio for other than temporary impairments. Management believes that all of the losses are only temporary with the exception of four CMO investments. Management has deemed that an impairment is necessary based on the erosion of the underlying collateral. Thus, the Company recorded a $204 thousand impairment on these four bonds. During the period, the Company purchased $18.6 million in new securities during the period and sold $1.7 million in securities at a net realized loss of $20 thousand.

As previously stated, loans held for investment increased $3.9 million to $344.7 million during the period ended June 30, 2009. The Company has experienced positive growth trends in the commercial and real estate commercial areas of its loan portfolio. These areas experienced growth of 8.3% and 2.8%, respectively. The consumer loan portfolio experienced growth of 3.8% as well. The remaining areas of the loan portfolio declined during the first six months of 2009. Loans held for sale increased 8.6% or $231 thousand during the period. The allowance for loan losses was $4.7 million at June 30, 2009, which represents 1.37% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned and other assets. The Company completed the purchase of a tract of land for a future branch expansion, purchased a branch building that the Company had been leasing for a long period of time and also purchased another building to be used for future office space. These purchases were the leading factors in the increase of $1.7 million in fixed assets. Bank owned life insurance increased $97 thousand, while interest receivable and other real estate owned decreased $40 thousand and $319 thousand, respectively. The Company did have an investment of $172 thousand in common stock of the parent company of Silverton Bank. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, and the

Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver. The Company has written off this investment as of March 31, 2009. Federal Home Loan Bank stock increased $863 thousand. Federal Home Loan Bank stock ownership is a requirement for member banks that utilize the Federal Home Loan Bank for borrowing funds. The amount of stock owned by each member bank is based primarily on the amount of borrowings outstanding.

Customer deposits, our primary funding source, experienced an $18.2 million increase during the six months ended June 30, 2009, increasing from $353.6 million to $371.8 million. Demand, noninterest-bearing accounts increased $1.2 million, while savings deposits grew $5.8 million. Time deposits over $100,000 and other time deposits experienced positive growth of $7.5 million and $2.1 million, respectively. The Company also experienced a positive growth trend in interest checking and money market accounts of $1.6 million for the period ending June 30, 2009.

Total borrowings decreased $9.5 million for the period. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At June 30, 2009, $27.0 million of the total borrowings of $45.3 million were comprised of Federal Home Loan Bank advances. In addition the Company executed a $200 thousand note payable for a building that was purchased during the period. The note is payable in four annual payments of $50 thousand each. The Company retired a $2.6 million short-term note to a correspondent bank in the first quarter of 2009.

Other liabilities increased from $2.4 million at December 31, 2008 to $3.1 million at June 30, 2009, an increase of $696 thousand.

At June 30, 2009, total shareholders’ equity was $43.2 million, an increase of $2.0 million from December 31, 2008. Net income for the period was $1.5 million. Unrealized losses on investment securities, net of tax improved $691 thousand. The Company also recorded $322 thousand in preferred stock dividends and discount accretions for the six months period. At June 30, 2009, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended June 30, 2009 and 2008.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $623 thousand for the three months ended June 30, 2009, as compared to $772 thousand for the three months ended June 30, 2008, a decrease of $149 thousand. Net income available to common shareholders was $463 thousand or $0.06 per common share at June 30, 2009, compared to $772 thousand or $0.10 per common share at June 30, 2008. Net income available to common shareholders is net income less any dividends and discount accretions on preferred stock pertaining to the $10 million of capital received from the United States Department of the Treasury under the capital purchase program in December 2008.

Net Interest Income

The Company’s primary source of income, net interest income, increased $265 thousand or 6.7% for the three months ended June 30, 2009, as compared to the same period for 2008. Refer to the six month discussion on page 19 for further information.

Provision and Allowance for Loan Losses

The provision for loan losses was $196 thousand for the three months ending June 30, 2009 compared to $171 thousand for the same period in 2008. There were net loan charge-offs of $37 thousand for the three months ended June 30, 2009 as compared with net loan charge-offs of $97 thousand during the same period of 2008. Refer to the Asset Quality discussion below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like nearly all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $246 thousand for the three month period ending June 30, 2009 as compared to the same period in 2008. Income from mortgage loan sales reached $1.1 million for the quarter ended June 30, 2009, a $774 thousand increase from the $357 thousand recorded for the same period in 2008. The recent decline in interest rates was the leading factor in this increase, as customers were able to refinance at a lower rate. Service charges on deposit accounts produced earnings of $567 thousand for the three months ended June 30, 2009, an increase of 5.6% due to growth in deposit balances. Other service fees and commissions experienced a 23.7% decrease for the comparable three month period. In this category $98 thousand of the decrease is attributable to reductions in brokerage commissions and assets under management. Other income was down $175 thousand compared to the prior year and is attributable to the non-recurring gain recognized in 2008 from the sale of MasterCard stock. The Company recorded an other-than-temporary impairment of $204 thousand during the quarter as previously discussed.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2009 was approximately $5.3 million compared to $4.5 million for the same period of 2008, an increase of $749 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $222 thousand, from $2.7 million for the quarter ending June 30, 2008 to $2.9 million for the same period in 2009. This increase is attributable to normal salary increases, additional executive management and support staff and higher benefit expenses. Net occupancy expense and equipment expense had a combined increase of $30 thousand. Other noninterest expense increased $503 thousand for the comparable three month periods. The majority of the increase in other noninterest expense is attributed to an increase in FDIC assessment costs of $262 thousand. The FDIC levied a special assessment on all FDIC-insured financial institutions. The Company’s portion of this special assessment was $214 thousand. During 2008, the Company received and utilized FDIC credits that reduced its assessment charges. The table below reflects the further composition of other noninterest expense.

Other noninterest expense

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Professional fees and services	$234	$173
Marketing and donations	169	145
Office supplies and printing	83	65
Telephone and data lines	56	62
Electronic banking expense	178	200
Software amortization and maintenance	107	114
Loan collection expense	105	56
Shareholder relations expense	56	43
Dues and subscriptions	42	40
Postage	53	49
FDIC assessment	281	19
Other	411	306

Total	$1,775	$1,272

Income Tax Expense

The Company had income tax expense of $259 thousand for the three months ended June 30, 2009 resulting in an effective tax rate of 29.37% compared to income tax expense of $373 thousand and an effective rate of 32.58% in the 2008 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The decrease in the effective tax rate resulted primarily from the increase in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2008 quarter.

Comparison of Results of Operations For the Six Months Ended June 30, 2009 and 2008.

Net Income and Net Income Available to Common Shareholders

The Company reported net income of approximately $1.5 million for the six months ended June 30, 2009, as compared to $1.5 million for the six months ended June 30, 2008, a decrease of $19 thousand. Net income available to common shareholders was $1.2 million or $0.16 per common share at June 30, 2009, compared at $1.5 million or $0.21 per common share at June 30, 2008. Net income available to common shareholders is net income less any dividends and discount accretions on preferred stock pertaining to the $10 million of capital received from the United States Department of the Treasury in December 2008.

Net Interest Income

As with most financial institutions, the primary component of earnings for our banks, is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income generally result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the six months ended June 30, 2009 was $8.5 million as compared with $7.8 million during the six months ending June 30, 2008, resulting in an increase of $688 thousand, or 8.8%. During the six months ending June 30, 2009 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $806 thousand. The average yield on our interest–earning assets decreased 96 basis points to 5.99%, while the average rate we paid for our interest-bearing liabilities also decreased 96 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while, interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of one basis point in our interest rate spread, from 3.79% in 2008 to 3.80% in 2009. Our net interest margin was 4.09% and 4.21% for the comparable periods in 2009 and 2008, respectively.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2009 and 2008:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Taxable securities	$60,475	$36,383	$1,556	$1,009	5.19%	5.59%
Nontaxable securities (1)	16,103	13,726	359	323	7.32%	7.70%
Short-term investments	7,224	3,487	43	43	1.20%	2.49%
Taxable loans	343,380	326,770	10,499	11,550	6.17%	7.13%
Non-taxable loans (1)	4,793	3,895	94	88	6.40%	7.44%

Total interest-earning assets	431,975	384,261	12,551	13,013	5.99%	6.95%

Interest-bearing liabilities:
Interest-bearing deposits	315,987	283,537	3,165	4,280	2.02%	3.04%
Short-term borrowed funds	29,015	18,493	186	334	1.29%	3.64%
Long-term debt	30,707	32,755	732	619	4.81%	3.81%

Total interest bearing liabilities	375,709	334,785	4,083	5,233	2.19%	3.15%

Net interest spread	$56,266	$49,476	$8,468	$7,780	3.80%	3.79%

Net interest margin (1)
(% of earning assets)					4.09%	4.21%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $568 thousand for the six months ending June 30, 2009 compared to $257 thousand for the same period in 2008. There were net loan charge-offs of $197 thousand for the six months ended June 30, 2009 as compared with net loan charge-offs of $110 thousand during the same period of 2008. Refer to the Asset Quality discussion on page 21 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like nearly all financial institutions, diversification of our earnings base is of major importance to our long term success. Total noninterest income increased $676 thousand for the six month period ending June 30, 2009 as compared to the same period in 2008. Income from mortgage loan sales increased $1.8 million from $798 thousand for the six months ended June 30, 2008 to $2.6 million for the same period in 2009. The recent decline in interest rates was the leading factor in this increase, as customers were able to refinance at a lower rate. Service charges on deposit accounts produced earnings of $1.1 million for the six months ended June 30, 2009 and reflected an increase of 6.4% compared to the prior year attributable to growth in deposit balances. Other service fees and commissions experienced a 31.3% decrease versus the comparable six month period. In this category $194 thousand of the decrease is attributable to reductions in brokerage commissions and asset under management, while income from mortgage servicing rights decreased $22 thousand as a result of heavy mortgage refinancing volume during the second quarter of 2009. The $172 thousand investment the Company had in the stock of Silverton Bank’s holding company was a nonmarketable security that was written off during the first quarter of 2009 due to the take over of Silverton by the regulators. Other income was down $275 thousand compared to the six month period of 2008. Of that amount, $220 thousand relates to the 2008 non-recurring gain recognized from the sale of MasterCard and Visa stock. The Company recorded an other-than-temporary impairment of $204 thousand during the six month period ended June 30, 2009 as previously discussed

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2009 was $10.2 million compared to $9.1 million for the same period of 2008, an increase of $1.1 million. Salaries and employee benefits, the largest component of noninterest expense, increased $458 thousand, from $5.3 million for the six months ending June 30, 2008 to $5.8 million for the same period in 2009. This increase is attributable to normal salary increases, additional executive management and support staff and higher benefit expenses. Net occupancy expense and equipment expense had a combined increase of $93 thousand due to the additional depreciation and utilities on a renovated building and associated new furniture and equipment put into services in late 2008. Other noninterest expense increased $557 thousand for the comparable six month period. The major contributing factor to this increase was an increase of $309 thousand in FDIC assessment charges. During 2008, the Company received and utilized FDIC credits that reduced its assessment charges. This includes the previously discussed special assessment.

The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Professional fees and services	$412	$338
Marketing and donations	333	317
Office supplies and printing	160	135
Telephone and data lines	111	122
Electronic banking expense	355	386
Software amortization and maintenance	223	213
Loan collection expense	190	127
Shareholder relations expense	100	101
Dues and subscriptions	85	77
Postage	102	96
FDIC assessment	348	39
Other	745	656

Total	$3,164	$2,607

Income Tax Expense

The Company had income tax expense of $714 thousand for the six months ended June 30, 2009 resulting in an effective tax rate of 31.85% compared to income tax expense of $747 thousand and an effective rate of 32.56% in the 2008 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The decrease in the effective tax rate resulted primarily from the increase in the level of such tax free income as a percentage of income before income taxes in the current year compared to the 2008 period.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, management considers the following the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based either on discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed and monitored by credit administration. The Company strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of its market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans and does not engage in significant lease financing or highly leveraged transactions. The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. This process includes the maintenance of an internally classified watch list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

The allowance for loan losses represents management’s best estimate of an appropriate amount to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The provision for loan losses was $568 thousand for the six months ended June 30, 2009 as compared to $257 thousand for the same period in 2008. Additionally, the allowance expressed as a percentage of loans held for investment was 1.37% at June 30, 2009 compared to 1.28% December 31, 2008. During the first six months of 2009, the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $22.4 million compared to $12.5 million at December 31, 2008, an increase of $9.9 million. The increase in the level of impaired loans primarily resulted from three customer relationships that are included in impaired loans totaling $8.2 million. One of these relationships was for $3.9 million and has been brought current since June 30, 2009 and is no longer considered by management to be impaired. This relationship was also included in the total nonaccrual loans as of June 30, 2009 and will reduce that number as well. Total nonaccrual loans, which are a component of impaired loans, increased from $3.9 million at December 31, 2008 to $10.4 million at June 30, 2009. The Company had net loan charge-offs for the first six months of 2009 of $197 thousand compared to net loan charge-offs of $110 thousand for the same period in 2008.

The allowance expressed as a percentage of gross loans held for investment increased nine basis points from 1.28% at December 31, 2008 to 1.37% at June 30, 2009. The allowance, as a percentage of total impaired loans, decreased from 53.3% at December 31, 2008 to 53.0% at June 30, 2009. Likewise, the portion of the allowance specifically allocable to impaired loans decreased from 18.5% at December 31, 2008 to 11.2% at June 30, 2009. Nonperforming loans, which consist solely of nonaccrual loans, were $10.4 million at June 30, 2009 as compared to $3.9 million at December 31, 2008. Nonperforming loans to total loans increased from 1.14% at December 31, 2008, to 3.02% at June 30, 2009. The total allowance relative to non-performing loans decreased from 111.87% at the end of 2008 to 45.53% at June 30, 2009. During the period the Company had a decrease in other real estate owned of $319 thousand. Management believes the current level of allowance for loan losses is appropriate given the risk inherent in the Company’s loan portfolio at this time.

The following nonperforming loan table shows the comparison for the six months ended June 30, 2009 to December 31, 2008:

Nonperforming Assets

(dollars in thousands)

	June 30, 2009	December 31, 2008
Nonperforming assets:
Nonaccrual loans	$10,393	$3,898
Other real estate owned	2,497	2,816

Total nonperforming assets	$12,890	$6,714

Accruing loans past due 90 days or more	$8	$3
Allowance for loans losses	4,732	4,361
Nonperforming loans to total loans	3.02%	1.14%
Allowance for loan losses to total loans	1.37%	1.28%
Nonperforming assets to total loans and other real estate	3.74%	1.97%
Nonperforming assets to total assets	2.78%	1.48%
Allowance for loan losses to nonperforming loans	45.53%	111.87%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $10.5 million at June 30, 2009, with available credit of $10.5 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $43.4 million, access to borrowings from the Federal Reserve Bank discount window, and the sale of securities under agreements to repurchase. In addition, the Company issues commercial paper and has secured long-term debt from other sources. Total debt from these sources aggregated $45.3 million at June 30, 2009, compared to $54.8 million at December 31, 2008.

The Company’s subsidiary banks had federal funds purchased lines of credit with Silverton Bank for $10.4 million. The Office of the Comptroller of the Currency took control of Silverton Bank on May 1, 2009 and appointed the FDIC receiver. Silverton was later closed. Management has entered into a new correspondent bank relationship with $9.8 million in federal funds lines available. These new lines went into effect on July 16, 2009 and are not included in the total available federal funds lines previously discussed.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier leverage ratio of 4 percent. Banks, which meet or exceed a Tier ratio of 6 percent, a total capital ratio of 10 percent and a Tier leverage ratio of 5 percent are considered “well capitalized” by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. The Company completed a private placement of subordinated debt during 2008 that qualifies as regulatory capital. At June 30, 2009, the Company had $7.4 million in subordinated debt and $10 million in preferred stock issued to the United States Department of the Treasury.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act (“Exchange Act”) Rule 13a-15.

Based upon that evaluation, the principal executive officer and principal financial officer concluded that in their opinion, the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2009. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time the Banks are engaged in ordinary routine litigation incidental to their business.

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

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or otherwise or to pay a cash dividend.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on Tuesday, May 12, 2009 in Albemarle, North Carolina. Proposals listed in the Proxy Statement dated March 31, 2009, (1) to elect six (6) directors of the Company to three (3) year terms and one (1) director to a two (2) year term, (2) to ratify a non-binding Resolution for Executive Compensation and (3) to ratify the appointment of the Company’s independent public accountants for 2009, were approved by the shareholders as listed below. There were no other matters submitted for vote of the shareholders at this meeting.

Proposal (1) To elect six (6) directors to three (3) year terms. Votes for each nominee were as follows:

Nominee	For	Withheld
W. Stephen Aldridge, III	4,617,622	98,014
Bill C. Burnside	4,624,820	90,816
W. Kenneth Huntley	4,625,709	89,927
Joseph R. Kluttz, Jr.	4,623,088	92,548
Lee Roy Lookabill, Jr	4,625,176	90,460
Edward B.Tyson	4,619,474	96,162

To elect one (1) director to a two (2) year term. Votes for each nominee were as follows:

Nominee	For	Withheld
Barry S. Moose	4,615,114	100,522

The following eleven directors continued in office: Joe S. Brooks, Ronald T. Burleson, Henry E. Farmer, Sr., Charles F. Geschickter,III, Thomas M. Hearne, Jr., Charles D. Horne, W. Chester Lowder, Timothy J. Propst, Susan J. Rourke, Donald P. Scarborough and John W. Shealy, Jr.

Proposal (2) To ratify the Resolution Regarding Executive Compensation.

For	4,147,976
Against	244,937
Abstain	322,723

Proposal (3) To ratify the appointment of Dixon Hughes PLLC as the Company’s independent registered public accounting firm for 2009.

For	4,616,336
Against	19,249
Abstain	80,051

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

10.5	Amendment to the Employee Stock Ownership Plan and Trust ****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006.
****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: August 11, 2009	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 11, 2009	By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

10.5	Amendment to the Employee Stock Ownership Plan and Trust *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference