Form 10-Q
period 2009-09-30
UWHARRIE CAPITAL CORP
filed 2009-11-13
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: November 10, 2009 shares of common stock outstanding as of 7,593,929.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2009 (Unaudited)	December 31, 2008*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,837	$2,931
Interest-earning deposits with banks	3,110	10,353
Securities available for sale, at fair value	85,277	68,835
Loans held for sale	1,332	2,691
Loans:
Loans held for investment	351,794	340,830
Less allowance for loan losses	(4,828)	(4,361)

Net loans held for investment	346,966	336,469

Premises and equipment, net	13,480	11,128
Interest receivable	2,174	2,027
Federal Home Loan Bank stock	3,201	2,284
Bank owned life insurance	5,652	5,511
Goodwill	987	987
Other real estate owned	2,623	2,816
Other assets	8,065	6,436

Total assets	$480,704	$452,468

LIABILITIES
Deposits:
Demand noninterest-bearing	$43,825	$46,032
Interest checking and money market accounts	120,616	117,325
Savings deposits	32,796	26,360
Time deposits, $100,000 and over	71,220	63,321
Other time deposits	103,030	100,589

Total deposits	371,487	353,627

Short-term borrowed funds	29,816	22,249
Long-term debt	31,648	32,502
Interest payable	456	502
Other liabilities	2,807	2,355

Total liabilities	436,214	411,235

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized; 10,000 shares of series A issued and outstanding and	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(425)	(500)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital	14,029	14,019
Unearned ESOP compensation	(683)	(736)
Undivided profits	11,345	10,008
Accumulated other comprehensive income (loss)	232	(1,550)

Total shareholders’ equity	44,490	41,233

Total liabilities and shareholders’ equity	$480,704	$452,468

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,281	$5,652	$15,874	$17,290
Investment securities
US Treasury	1	24	1	73
US Government agencies and corporations	785	376	2,335	1,331
State and political subdivisions	145	182	510	510
Interest-earning deposits with banks and federal funds sold	14	16	57	59

Total interest income	6,226	6,250	18,777	19,263

Interest Expense
Interest checking and money market accounts	211	345	608	1,092
Savings deposits	67	68	190	237
Time deposits, $100,000 and over	505	578	1,597	1,864
Other time deposits	708	888	2,261	2,966
Short-term borrowed funds	64	73	250	407
Long-term debt	374	395	1,106	1,014

Total interest expense	1,929	2,347	6,012	7,580

Net interest income	4,297	3,903	12,765	11,683
Provision for loan losses	295	529	863	786

Net interest income after provision for loan losses	4,002	3,374	11,902	10,897

Noninterest Income
Service charges on deposit accounts	616	599	1,751	1,666
Other service fees and commissions	595	737	1,627	2,205
Gain on sale of securities	124	—	104	—
Loss on nonmarketable securities	—	—	(172)	—
Total other-than-temporary impairment (loss)	—	—	(1,782)	—
Portion of loss recognized in other comprehensive income	(183)	—	1,395	—

Net impairment recognized in earnings	(183)	—	(387)	—
Gain (loss) fixed assets/other assets	(18)	6	(38)	6
Income from mortgage loan sales	364	206	2,931	1,004
Other income	135	119	319	612

Total noninterest income	1,633	1,667	6,135	5,493

Noninterest Expense
Salaries and employee benefits	2,822	2,620	8,581	7,921
Net occupancy expense	302	250	789	709
Equipment expense	186	178	547	474
Data processing costs	203	194	592	586
Other noninterest expense	1,802	1,300	4,966	3,907

Total noninterest expense	5,315	4,542	15,475	13,597

Income before income taxes	320	499	2,562	2,793
Income taxes	30	156	744	903

Net income	$290	$343	$1,818	$1,890

Net Income	$290	343	1,818	1,890
Dividends – preferred stock	(159)	—	(481)	—

Net income available to common shareholders	$131	$343	$1,337	$1,890

Net income per common share
Basic	$0.02	$0.05	$0.18	$0.25

Diluted	$0.02	$0.05	$0.18	$0.25

Weighted average shares outstanding
Basic	7,476,197	7,495,903	7,472,033	7,481,606
Diluted	7,476,197	7,541,820	7,472,033	7,525,329

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income(Loss)	Total
	(in thousands, except share data)

Balance, December 31, 2008	7,593,929	$10,000	$500	$(500)	$9,492	$14,019	$(736)	$10,008	$(1,550)	$41,233

Net income	—	—	—	—	—	—	—	1,818	—	1,818
Other comprehensive income	—	—	—	—	—	—	—	—	1,782	1,782
Release of ESOP shares	—	—	—	—	—	—	53	—	—	53
Stock compensation expense	—	—	—	—	—	10	—	—	—	10
Record preferred stock dividend and discount accretion	—	—	—	75	—	—	—	(481)	—	(406)

Balance, September 30, 2009	7,593,929	$10,000	$500	$(425)	$9,492	$14,029	$(683)	$11,345	$232	$44,490

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities	(dollars in thousands)
Net income	$1,818	$1,890
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	583	486
Net amortization of security premiums/discounts	84	(158)
Impairment of securities available for sale	387	—
Net amortization of mortgage servicing rights	864	352
Impairment of foreclosed real estate	34	—
Provision for loan losses	863	786
Stock compensation	10	20
Net realized gain on available for sales securities	(104)	—
Income from mortgage loan sales	(2,931)	(1,004)
Proceeds from sales of loans held for sale	123,462	46,180
Origination of loans held for sale	(120,426)	(43,804)
(Gain) loss on sale of premises, equipment and other assets	(1)	5
Loss on nonmarketable securities	172	—
Increase in cash surrender value of life insurance	(141)	(141)
(Gain) loss on sales of foreclosed real estate	39	(11)
Release of ESOP shares	53	60
Net change in interest receivable	(147)	14
Net change in other assets	(1,426)	(1,583)
Net change in interest payable	(46)	(98)
Net change in other liabilities	452	451

Net cash provided by operating activities	3,599	3,445

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	22,272	9,792
Purchase of securities available for sale	(36,208)	(3,920)
Net increase in loans	(12,378)	(19,994)
Proceeds from sale of premises, equipment and other assets	1	—
Purchase of premises and equipment	(2,935)	(2,037)
Proceeds from sales of foreclosed real estate	1,138	135
Investment in other assets	(1,076)	—
(Increase) decrease in Federal Home Loan Bank stock	(917)	45

Net cash used by investing activities	(30,103)	(15,979)

Cash flows from financing activities
Net increase in deposit accounts	17,860	19,954
Net increase (decrease) in short-term borrowed funds	7,567	(22,467)
Net increase (decrease) in long-term debt	(854)	15,062
Repurchase of common stock	—	(412)
Net proceeds from issuance of common stock	—	300
Tax benefit of stock options exercised	—	26
Dividend on preferred stock	(406)	—

Net cash provided by financing activities	24,167	12,463

Decrease in cash and cash equivalents	(2,337)	(71)
Cash and cash equivalents, beginning of period	13,284	16,197

Cash and cash equivalents, end of period	$10,947	$16,126

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Bank of Stanly (“Stanly”), Anson Bank & Trust Co. (“Anson”), Cabarrus Bank & Trust Company (“Cabarrus”), Strategic Investment Advisors, Inc. (“SIA”), and Uwharrie Mortgage Inc. Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly.

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 10, 2009, the date the financial statements were issued.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)

Net Income	$290	$343	$1,818	$1,890

Other comprehensive income (loss)
Unrealized gain (losses) on available for sale securities	1,704	(1,087)	2,590	(2,283)
Related tax effect	(648)	418	(982)	877
Reclassification of gains recognized in net income	(124)	—	(104)	—
Related tax effect	48	—	40	—
Reclassification of losses for which credit-related portion was recognized in net income	183	—	387	—
Related tax effect	(71)	—	(149)	—

Total other comprehensive gain (loss)	1,092	(669)	1,782	(1,406)

Comprehensive income (loss)	$1,382	$(326)	$3,600	$484

As of September 30, 2009 and December 31, 2008, total accumulated other comprehensive income (loss) was $232 thousand and $(1.6) million, respectively. The components of accumulated other comprehensive income at September 30, 2009 included $939 thousand of unrealized gains and temporary unrealized losses net of tax, and non credit losses on five other than temporarily impaired investments of $(707) thousand net of tax. Accumulated other comprehensive income at December 31, 2008 consisted of unrealized gains and temporary unrealized losses of $(1.6) million net of tax.

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three months and nine months ended September 30, 2009, the Company’s 459,856 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the average share values for each period.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average number of common shares outstanding	7,593,929	7,630,292	7,593,959	7,615,995

Effect of ESOP shares	(117,732)	(134,389)	(121,926)	(134,389)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,476,197	7,495,903	7,472,033	7,481,606

Effect of dilutive stock options	—	45,917	—	43,723

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,476,197	7,541,820	7,472,033	7,525,329

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$3,026	$5	$—	$3,031
U.S. Government agencies	20,988	393	—	21,381
Mortgage-backed securities and CMO’s	37,865	1,351	—	39,219
Private label CMO’s	10,991	119	2,028	9,082
State and political subdivisions	12,063	504	—	12,567

Total securities available for sale	$84,933	$2,372	$2,028	$85,277

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Government agencies	$10,469	$229	$55	$10,643
Mortgage-backed securities and CMO’s	33,149	691	225	33,615
Private label CMO’s	11,351	—	3,570	7,781
State and political subdivisions	16,396	417	17	16,796

Total securities available for sale	$71,365	$1,337	$3,867	$68,835

At September 30, 2009, the Company owned Federal Reserve stock reported at cost of $779 thousand and included in other assets. Also at September 30, 2009 and December 31, 2008, the Company owned Federal Home Loan Bank Stock (FHLB) of $3.2 million and $2.3 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership and borrowings with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value was equal to the cost and that these investments were not impaired at September 30, 2009.

Results from sales of securities available for sale for the three and nine month periods ended September 30, 2009 and September 30, 2008 are as follows:

	Three Months Ended September 30,
	2009	2008
	(dollars in thousands)
Gross proceeds from sales	$3,628	$

Realized gains from sales	$124		$—
Realized losses from sales	—		—

Net realized gains (losses)	$124		$—

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Gross proceeds from sales	$6,171	$

Realized gains from sales	$198		$—
Realized losses from sales	(94)		—

Net realized gains (losses)	$104		$—

At September 30, 2009 and December 31, 2008 securities available for sale with a carrying amount of $15.5 million and $13.2 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At September 30, 2009 the unrealized losses related to seventeen mortgage backed securities and CMOs. At December 31, 2008 the unrealized losses related to three U.S. Government Agencies, fifteen mortgage backed securities and CMOs and twelve state and political subdivisions securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment:
U.S. Gov’t agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities and CMO’s	—	—	—	—	—	—
Private label CMOs	—	—	2,923	634	2,923	634
State and political subdivisions	—	—	—	—	—	—

	$—	$—	$2,923	$634	$2,923	$634

Other than temporary impairment:
Private label CMOs	$—	$—	$4,097	$1,394	$4,097	$1,394

	$—	$—	$4,097	$1,394	$4,097	$1,394

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment:
U.S. Gov’t agencies	$3,010	$55	$—	$—	$3,010	$55
Mortgage-backed securities and CMO’s	3,996	212	633	12	4,629	224
Private label CMO’s	10,506	3,076	657	66	11,163	3,142
State and political subdivisions	2,648	17	—	—	2,648	17

	$20,160	$3,360	$1,290	$78	$21,450	$3,438

Other than temporary impairment:
Private label CMOs	$188	$429	$—	$—	$188	$429

	$188	$429	$—	$—	$188	$429

The Company routinely conduct reviews to identify and evaluate each investment security to determine whether OTTI has occurred using several economic models. To determine if the unrealized loss is other-than-temporary, the Company projects total estimated defaults of the underlying troubled and non performing assets (mortgages) and multiply that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the bond to determine the impact on cash flows. If the Company determines that a given position will be subject to a write-down, loss or decline in yield, the Company records the expected credit loss as a charge to earnings. In addition, the Company estimated the expected loss by taking into account observed performance of the underlying securities, industry studies, market forecasts, as well as our view of the economic outlook affecting bond collateral. Assumptions used in evaluating estimated cash flows include a prepayment speed of six CPR, severity rates ranging from 55% to 60% and the original purchased yield.

Based on these evaluations, the Company did have an other-than-temporary impairment on four private label collateralized mortgage obligations (“CMOs”) at September 30, 2009. In accordance with ASC 320, a $183 thousand other-than-temporary charge due to the credit-related factors was recognized in earnings during the quarter; $1.4 million was determined to relate to other non-credit-related factors in the market place. The difference between total unrealized losses and estimated credit losses on these securities was charged against equity, net of deferred taxes, as a component of Other Comprehensive Income.

The following tables for the three and nine months ended September 30, 2009, shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for a portion of an other-than-temporary impairment was recognized in other comprehensive income.

For three months ended September 30, 2009	(in thousands)
Balance of credit losses on debt securities at June 30, 2009	$204
Increase related to the credit loss for which an other-than-temporary impairment was recognized	183

Balance of credit losses on debt securities at September 30, 2009	$387

For nine months ended September 30, 2009	(in thousands)
Balance of credit losses on debt securities at December 31, 2008	$159
Decrease related to sales of other-than-temporary securities	(159)
Increase related to the credit loss for which an other-than-temporary impairment was recognized	387

Balance of credit losses on debt securities at the end of the current period	$387

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2009 and December 31, 2008 by remaining contractual maturity are as follows.

	September 30, 2009
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)

Securities available for sale
U.S. Government agencies
Due after one but within five years	3,026	3,031

	3,026	3,031

U.S. Government agencies
Due after one but within five years	11,387	11,594
Due after five but within ten years	9,601	9,787

	20,988	21,381

Mortgage-backed securities
Due after one year but within five years	288	295
Due after five but within ten year	8,046	8,454
Due after ten years	40,522	39,549

	48,856	48,298

State and political
Due within one year	863	867
Due after one but within five years	3,712	3,856
Due after five but within ten year	2,663	2,833
Due after ten years	4,825	5,011

	12,063	12,567

Total Securities available for sale
Due within one year	863	867
Due after one but within five years	18,413	18,776
Due after five but within ten year	20,310	21,074
Due after ten years	45,347	44,560

	$84,933	$85,277

	December 31, 2008
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)

Securities available for sale
U.S. Government agencies
Due within one year	1,512	1,541
Due after one but within five years	5,532	5,664
Due after five but within ten years	3,425	3,438

	10,469	10,643

Mortgage-backed securities
Due after one year but within five years	721	729
Due after five but within ten year	4,569	4,733
Due after ten years	39,210	35,934

	44,500	41,396

State and political
Due within one year	1,063	1,080
Due after one but within five years	5,313	5,397
Due after five but within ten year	4,800	4,959
Due after ten years	5,220	5,360

	16,396	16,796

Total Securities available for sale
Due within one year	2,575	2,621
Due after one but within five years	11,566	11,790
Due after five but within ten year	12,794	13,130
Due after ten years	44,430	41,294

	$71,365	$68,835

Note 5 – Loans

	September 30, 2009	December 31, 2008
	(in thousands)
Loans outstanding at period end:
Commercial	$51,983	$45,470
Real estate-construction	45,950	50,661
Real estate-residential	141,257	139,518
Real estate-commercial	95,947	89,561
Consumer loans	16,511	15,499
All other loans	146	121

Total	$351,794	$340,830

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Analysis of the allowance for loan losses
Balance at beginning of period	$4,732	$3,657	$4,361	$3,510

Provision charged to operations	295	529	863	786

Charge-offs	(207)	(63)	(448)	(230)
Recoveries	8	20	52	77

Net (charge-offs)	(199)	(43)	(396)	(153)

Balance at end of period	$4,828	$4,143	$4,828	$4,143

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2009, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$92,592
Credit card commitments	8,802
Standby letters of credit	838

Total commitments	$102,232

Note 7 – Fair Value Disclosures

The Company adopted the provisions of Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures and ASC 825, Financial Instruments on January 1, 2008.

ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. ASC 820 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

ASC 820 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities. Fair values determined using Level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on Level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities for which identical or similar assets and liabilities are not actively traded in observable markets are based on Level 3 inputs, which are considered to be unobservable.

Among the Company’s assets and liabilities, investment securities available for sale are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or market; loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions; foreclosed real estate, which is carried at lower of cost or fair market value and goodwill, which is periodically tested for impairment. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables, Loan and Debt Securities. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For assets and liabilities carried at fair value, the following table provides fair value information as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$85,277	$24,411	$56,769	$4,097

Total assets at fair value	$85,277	$24,411	$56,769	$4,097

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2008
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$68,835	$10,643	$58,004	$188

Total assets at fair value	$68,835	$10,643	$58,004	$188

Total liabilities at fair value	$—	$—	$—	$—

The following table provides reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2009:

(dollars in thousands)
Balance December 31, 2008	$188
Total losses realized in earnings included in earnings	—
Purchases	—
Sales	(188)
Transfers into level 3	4,097

Balance September 30, 2009	$4,097

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

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Loans	$8,809	$—	$8,809	$—
Loans held for sale	1,332	—	1,332	—
Other real estate owned	2,623	—	2,623	—
Mortgage servicing rights	1,853	—	—	1,853

Total assets at fair value	$14,617	$—	$12,764	$1,853

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2008
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Loans	$6,688	$—	$6,688	$—
Loans held for sale	2,691	—	2,691	—
Mortgage servicing rights	1,293	—	—	1,293

Total assets at fair value	$10,672	$—	$9,379	$1,293

Total liabilities at fair value	$—	$—	$—	$—

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

Note 8 – Fair Values of Financial Instruments and Interest Rate Risk

The fair value estimates presented below are made at September 30, 2009 and December 31, 2008, based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$10,947	$10,947	$13,284	$13,284
Securities available for sale	85,277	85,277	68,835	68,835
Loans held for investment, net	346,966	361,957	336,469	354,083
Loans held for sale	1,332	1,332	2,691	2,691
FHLB Stock	3,201	3,201	2,284	2,284
FRB Stock	779	779	—	—
Bank-owned life insurance	5,652	5,652	5,511	5,511
Accrued interest receivables	2,174	2,174	2,027	2,027

Financial Liabilities
Deposits	$371,487	$391,311	$353,627	$354,589
Short-term borrowings	29,816	29,816	22,249	22,249
Long-term debt	31,648	32,956	32,502	33,306
Accrued interest payable	456	456	502	502

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

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

•

Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on current market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would effect the valuation.

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

At September 30, 2009, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 6.

Note 9 – Recent Accounting Pronouncements

ASC 825

Accounting Standards Codification 825 (“ASC 825”), Financial Instruments, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The adoption of ASC 825 did not have any impact on the Company’s consolidated financial statements.

ASC 815

In March of 2008, the Financial Accounting Standards Board issued Accounting Standards Codification 815 (“ASC 815”), Derivative and Hedging. ASC 815 amends and expands the disclosure requirement for derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the derivative instrument’s purpose, how it is accounted for, and its impact on the financial statements. The adoption of ASC 815 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

ASC 855

In May 2009, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC 855”), Subsequent Events. The new standard is intended to provide guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. This topic has been adopted and disclosures are made.

SAB 111

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the Staff’s previous views related to equity securities; however, debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

In April 2009, the FASB issued guidance on the recognition and presentation of Other-Than-Temporary Impairments (“OTTI”). The recognition practice categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. Required annual disclosures are now also required for interim periods (including the aging of securities with unrealized losses). The adoption of the new practices did have an effect and has been disclosed in the Company’s financial statements.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008.

During the nine months ended September 30, 2009, the Company’s total assets increased $28.2 million, from $452.5 million to $480.7 million. During the same period, securities available for sale increased $16.5 million or 23.9%, from $68.8 million at December 31, 2008 to $85.3 million at September 30, 2009. Loans held for investment also increased $11.0 million to $351.8 million.

Cash and cash equivalents decreased $2.3 million during the nine months ended September 30, 2009. Cash and due from banks increased $4.9 million, while interest-earning deposits with banks declined $7.2 million.

Investment securities increased $16.5 million or 23.9% for the nine months ended September 30, 2009. As a result of the financial markets dislocations which occurred in the second half of 2008, the Company had $2.5 million in net unrealized losses at December 31, 2008. Actions taken by the Federal Reserve have mostly stabilized the markets and brought about the resumption of more rational pricing. As a result on September 30, 2009, the Company had net unrealized gains of $344 thousand. The Company owns $11.0 million in whole loan private label CMOs. This portion of the investment portfolio had net unrealized losses of $1.9 million. The Company evaluated its entire investment portfolio for other than temporary impairments. Management believes that all of the unrealized losses are only temporary with the exception of five private label CMO investments. Based on the erosion of the underlying collateral, management determined that an impairment charge was warranted. Thus, the Company recorded $387 thousand in impairments on these five bonds. During the period, the Company purchased $35.9 million in new securities, had $3.0 million in municipal bonds called and sold $3.2 million in securities. At September 30, 2009 the Company had net realized gains of $104 thousand.

As previously stated, loans held for investment increased $11.0 million to $351.8 million. The Company experienced positive growth trends in the commercial, consumer and commercial real estate loans at a growth rate of 14.3%, 6.5% and 7.1%, respectively. The remaining areas of the loan portfolio declined during the first nine months of 2009. Loans held for sale decreased 50.5% or $1.4 million during the period. The allowance for loan losses was $4.8 million at September 30, 2009, which represents 1.37% of the loan portfolio, an increase from $4.4 million or 1.28% at December 31, 2008.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned and other assets. The Company completed the purchase of a tract of land for a future branch, purchased a branch building that the Company had been leasing for a long period of time and purchased two other buildings to be used for future office space. Construction has begun on a new branch office in Locust, NC, which will be completed in 2010. These purchases were the leading factors in the increase of $2.4 million in fixed assets. Bank owned life insurance and interest receivable increased $141 thousand and $147 thousand, respectively, while other real estate owned decreased $193 thousand. The Company did have an investment of $172 thousand in common stock of the parent company of Silverton Bank. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver. The Company has written off this investment as of March 31, 2009. Federal Home Loan Bank stock increased $917 thousand because member institutions are required to increase their ownership as they increase their utilization of FHLB borrowings. The Company was also required to increase their ownership in Federal Reserve Bank stock by $210 thousand during the period.

Customer deposits, our primary funding source, experienced a $17.9 million increase during the nine months ended September 30, 2009, increasing from $353.6 million to $371.5 million. Interest checking and money market accounts increased $3.3 million, while savings deposits grew $6.4 million. Time deposits over $100,000 and other time deposits experienced positive growth of $7.9 million and $2.4 million, respectively. These positive growth trends were partially offset by a decline in demand, noninterest-bearing accounts of $2.2 million.

Total borrowings increased $6.7 million for the period which consist of both short-term and long-term borrowed funds primarily from the Federal Home Loan Bank. At September 30, 2009, $42.9 million of the total borrowings of $61.5 million were comprised of Federal Home Loan Bank advances. In addition the Company executed a $200 thousand note payable for a building that was purchased during the period and is payable in four annual payments of $50 thousand each. The Company retired a $2.6 million short-term note to a correspondent bank in the first quarter of 2009.

Other liabilities increased from $2.4 million at December 31, 2008 to $2.8 million at September 30, 2009, an increase of $452 thousand.

At September 30, 2009, total shareholders’ equity was $44.5 million, an increase of $3.3 million from December 31, 2008. Net income for the period was $1.8 million. Unrealized gains on investment securities, net of tax improved $1.8 million. These increases were offset as the Company also recorded $406 thousand in dividends and discount accretions on the series A and B preferred stock for the nine months period. At September 30, 2009, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended September 30, 2009 and 2008.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $290 thousand for the three months ended September 30, 2009, as compared to $343 thousand for the three months ended September 30, 2008, a decrease of $53 thousand. Net income available to common shareholders was $131 thousand or $0.02 per common share at September 30, 2009, compared to $343 thousand or $0.05 per common share at September 30, 2008. Net income available to common shareholders is net income less any dividends and discount accretions on preferred stock related to the $10 million of capital received from the United States Department of the Treasury under the capital purchase program in December 2008.

Net Interest Income

The Company’s primary source of income, net interest income, increased $394 thousand or 10.1% for the three months ended September 30, 2009, as compared to the same period for 2008. Refer to the nine month discussion on page 24 for further information.

Provision and Allowance for Loan Losses

The provision for loan losses was $295 thousand for the three months ending September 30, 2009 compared to $529 thousand for the same period in 2008. There were net loan charge-offs of $199 thousand for the three months ended September 30, 2009 as compared with net loan charge-offs of $43 thousand during the same period of 2008. Refer to the Asset Quality discussion on page 27 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like nearly all financial institutions, diversification of our earnings base is of major importance to our long term success. Total noninterest income decreased $34 thousand for the three month period ending September 30, 2009 as compared to the same period in 2008. Although the volume of mortgage activity has slowed considerably during the third quarter, income from mortgage loan sales increased $158 thousand for the quarter ended September 30, 2009, as compared to the same period in 2008. Service charges on deposit accounts produced earnings of $616 thousand for the three months ended September 30, 2009, an increase of 2.8% due to growth in deposit balances. Other service fees and commissions experienced a 19.3% decrease for the comparable three month period. In this category $66 thousand of the decrease is attributable to reductions in brokerage commissions and assets under management. Net realized gains on the sale and call of securities available for sale was $124 thousand for the period. As previously discussed the Company recorded an additional other-than-temporary impairment of $183 thousand during the quarter. No impairment charges were recognized during the same period in 2008.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2009 was approximately $5.3 million compared to $4.5 million for the same period of 2008, an increase of $773 thousand. Salaries and employee benefits, the largest component of noninterest expense, increased $202 thousand, from $2.6 million for the quarter ending September 30, 2008 to $2.8 million for the same period in 2009. This increase is attributable to normal salary increases, additions to staff and higher benefit expenses. Net occupancy and equipment expense had a combined increase of $60 thousand. Other noninterest expense increased $502 thousand for the comparable three month period. The majority of the increase in other noninterest expense is attributed to an increase in FDIC assessment costs of $353 thousand. Not only has the assessment rate charged by the FDIC to all FDIC-insured financial institutions increased but also the Company received and utilized FDIC credits that reduced its assessment charges during 2008. The table below reflects the additional breakdown of other noninterest expense.

Other noninterest expense

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Professional fees and services	$301	$184
Marketing and donations	176	146
Office supplies and printing	66	62
Telephone and data lines	55	57
Electronic banking expense	184	221
Software amortization and maintenance	118	114
Loan collection expense	(19)	46
Foreclosed real estate expense	68	17
Shareholder relations expense	51	43
Dues and subscriptions	37	32
Postage	51	45
FDIC assessment	384	31
Other	330	302

Total	$1,802	$1,300

Income Tax Expense

The Company had income tax expense of $30 thousand for the three months ended September 30, 2009 resulting in an effective tax rate of 9.4% compared to income tax expense of $156 thousand or an effective rate of 31.3% in the 2008 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The decrease in the effective tax rate resulted primarily from the increase in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2008 quarter.

Comparison of Results of Operations For the Nine Months Ended September 30, 2009 and 2008.

Net Income and Net Income Available to Common Shareholders

The Company reported net income of approximately $1.8 million for the nine months ended September 30, 2009, compared to approximately $1.9 million for 2008. Net income available to common shareholders was $1.3 million or $0.18 per common share at September 30, 2009, compared to $1.9 million or $0.25 per common share at September 30, 2008. Net income available to common shareholders is net income less any dividends and discount accretions on preferred stock pertaining to the $10 million of capital received from the United States Department of the Treasury in December 2008.

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

Net interest income for the nine months ended September 30, 2009 was $12.8 million as compared with $11.7 million during the nine months ending September 30, 2008, resulting in an increase of $1.1 million, or 9.3%. During the nine months ending September 30, 2009 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $1.0 million. The average yield on our interest–earning assets decreased 83 basis points to 5.94%, while the average rate we paid for our interest-bearing liabilities also decreased 87 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while, interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of three basis points in our interest rate spread, from 3.77% in 2008 to 3.80% in 2009. Our net interest margin was 4.08% and 4.17% for the comparable periods in 2009 and 2008, respectively.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2009 and 2008:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2009	2008	2009	2008	2009	2008
Interest-earning assets:
Taxable securities	$61,616	$36,763	$2,344	$1,493	5.09%	5.42%
Nontaxable securities (1)	14,992	14,298	502	504	7.28%	7.66%
Short-term investments	7,222	3,801	57	59	1.06%	2.07%
Taxable loans	343,121	330,286	15,712	17,201	6.12%	6.96%
Non-taxable loans (1)	5,302	3,909	162	89	6.63%	7.45%

Total interest-earning assets	432,253	389,057	18,777	19,346	5.94%	6.77%

Interest-bearing liabilities:
Interest-bearing deposits	$320,805	286,882	4,656	6,159	1.94%	2.87%
Short-term borrowed funds	25,019	17,589	250	407	1.34%	3.09%
Long-term debt	30,952	33,117	1,106	1,014	4.78%	4.09%

Total interest bearing liabilities	376,776	337,588	6,012	7,580	2.13%	3.00%

Net interest spread	$55,477	$51,469	$12,765	$11,766	3.80%	3.77%

Net interest margin (1) (% of earning assets)					4.08%	4.17%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $863 thousand for the nine months ending September 30, 2009 compared to $786 thousand for the same period in 2008. There were net loan charge-offs of $396 thousand for the nine months ended September 30, 2009 as compared with net loan charge-offs of $153 thousand during the same period of 2008. Refer to the Asset Quality discussion on page 27 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like nearly all financial institutions, diversification of our earnings base is of major importance to our long term success. Total noninterest income increased $642 thousand for the nine month period ending

September 30, 2009 as compared to the same period in 2008. The leading factor for this increase was the growth in income from mortgage loan sales. With the drastic drop in interest rates during the fourth quarter of 2008, many customers have been able to take advantage by refinancing their mortgage loans to much lower rates. As a result of all this refinancing activity, income from mortgage loan sales for the nine months ended September 30, 2009 was $2.9 million or an increase of $1.9 million over the same period in 2008. Service charges on deposit accounts produced earnings of $1.8 million for the nine months ended September 30, 2009 and reflected an increase of 5.1% compared to the prior year which was attributable to growth in deposit balances. Other service fees and commissions experienced a 26.2% decrease versus the comparable nine month period. In this category, $256 thousand of the decrease was attributable to reductions in brokerage commissions and asset under management. The current downturn in the financial markets and the over all economy has made many investors more nervous about investing in the financial markets thus resulting in the decrease in commission income. Mortgage servicing rights, another component of this category decreased $275 thousand as result of heavy mortgage refinancing volume during the nine month period. The $172 thousand investment the Company had in the stock of Silverton Bank’s holding company was a nonmarketable security that was written off during the first quarter of 2009 due to the take over of Silverton by the regulators. The Company realized gains on the sale and the call of securities available for of sale of $104 thousand. The Company recorded an other-than-temporary impairment of $387 thousand during the nine month period ended September 30, 2009. Other income was down $293 thousand compared to the nine month period of 2008. Of that amount, $221 thousand relates to the 2008 non-recurring gain recognized from the sale of MasterCard and Visa stock.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2009 was $15.5 million compared to $13.6 million for the same period of 2008, an increase of $1.9 million. Salaries and employee benefits, the largest component of noninterest expense, increased $660 thousand, from $7.9 million for the nine months ending September 30, 2008 to $8.6 million for the same period in 2009. This increase is attributable to normal salary increases, additions to staff and higher benefit expenses. Net occupancy expense and equipment expense had a combined increase of $153 thousand due to the additional depreciation and utilities on a renovated building and associated new furniture and equipment put into service in late 2008. Other noninterest expense increased $1.0 million for the comparable nine month period. The major contributing factor to this increase was an increase of $662 thousand in FDIC assessment charges. The aforementioned rate increases coupled with a special assessment levied on all FDIC-insured financial institutions during the second quarter account for this increase. Another attributing factor to the increase was the fact that during 2008, the Company received and utilized FDIC credits that reduced its assessment charges. Other factors influencing the increase in other noninterest expense include an increase of $191 thousand in professional fees and services, which includes legal fees related to loan collections and foreclosure expense and an increase in foreclosed real estate expense totaling $99 thousand. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Professional fees and services	$713	$522
Marketing and donations	509	463
Office supplies and printing	226	197
Telephone and data lines	166	179
Electronic banking expense	539	607
Software amortization and maintenance	341	327
Loan collection expense	171	173
Foreclosed real estate expense	136	37
Shareholder relations expense	151	144
Dues and subscriptions	122	109
Postage	153	141
FDIC assessment	732	70
Other	1,007	938

Total	$4,966	$3,907

Income Tax Expense

The Company had income tax expense of $744 thousand for the nine months ended September 30, 2009 resulting in an effective tax rate of 29.0% compared to income tax expense of $903 thousand and an effective rate of 32.3% in the 2008 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The decrease in the effective tax rate resulted primarily from the increase in the level of such tax free income as a percentage of income before income taxes in the current year compared to the 2008 period.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. Management evaluates the adequacy of the allowance at least quarterly. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based either on discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

The provision for loan losses was $863 thousand for the nine months ended September 30, 2009 as compared to $786 thousand for the same period in 2008. Additionally, the allowance expressed as a percentage of loans held for investment was 1.37% at September 30, 2009 compared to 1.28% December 31, 2008. At September 30, 2009 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $18.7 million compared to $12.5 million at December 31, 2008, an increase of $6.2 million. The increase in the level of impaired loans primarily resulted from three customer relationships that are included in impaired loans totaling $5.7 million. One of these relationships totaling $1.3 million was in nonaccrual at September 30, 2009. Total nonaccrual loans, which are a component of impaired loans, increased from $3.9 million at December 31, 2008 to $6.6 million at September 30, 2009. The Company had one relationship of $789 thousand that was in nonaccrual at the end of the period that has now been foreclosed and is currently included in other real estate owned. The Company had net loan charge-offs for the first nine months of 2009 of $396 thousand compared to net loan charge-offs of $153 thousand for the same period in 2008.

The allowance expressed as a percentage of gross loans held for investment increased nine basis points from 1.28% at December 31, 2008 to 1.37% at September 30, 2009. The allowance, as a percentage of total impaired loans, decreased from 53.3% at December 31, 2008 to 52.7% at September 30, 2009. Likewise, the portion of the allowance specifically allocable to impaired loans decreased from 18.5% at December 31, 2008 to 13.6% at September 30, 2009. Nonperforming loans, which consist solely of nonaccrual loans, were $6.6 million at September 30, 2009 as compared to $3.9 million at December 31, 2008.

Nonperforming loans to total loans increased from 1.14% at December 31, 2008, to 1.88% at September 30, 2009. The total allowance relative to non-performing loans decreased from 111.87% at the end of 2008 to 73.16% at September 30, 2009. During the period the Company had a decrease in other real estate owned of $193 thousand. With the exception of the three aforementioned relationships, of which $4.5 million is in land development, delinquencies have remained relatively constant during the period, even in these difficult economic times Management believes the current level of allowance for loan losses is appropriate given the risk inherent in the Company’s loan portfolio at this time.

The following nonperforming loan table shows the comparison for the nine months ended September 30, 2009 to December 31, 2008:

Nonperforming Assets

(dollars in thousands)

	September 30, 2009	December 31, 2008

Nonperforming assets:

Nonaccrual loans	$6,600	$3,898

Other real estate owned	2,623	2,816

Total nonperforming assets	$9,223	$6,714

Accruing loans past due 90 days or more	$8	$3

Allowance for loans losses	4,828	4,361

Nonperforming loans to total loans	1.88%	1.14%

Allowance for loan losses to total loans	1.37%	1.28%

Nonperforming assets to total loans and other real estate	2.62%	1.97%

Nonperforming assets to total assets	1.92%	1.48%

Allowance for loan losses to nonperforming loans	73.16%	111.87%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $18.8 million at September 30, 2009, with available credit of $18.8 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $21.9 million, access to borrowings from the Federal Reserve Bank discount window, and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $61.5 million at September 30, 2009, compared to $54.8 million at December 31, 2008.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier leverage ratio of 4 percent. Banks, which meet or exceed a Tier 1 risk-based capital ratio of 6 percent, a total risked-based capital ratio of 10 percent and a leverage ratio of 5 percent are considered “well capitalized” by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. The Company completed a private placement of subordinated debt during 2008 that qualifies as regulatory capital. At September 30, 2009, the Company had $7.4 million in subordinated debt and $10 million in preferred stock issued to the United States Department of the Treasury.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2009. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *****

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

10.5	Amendment to the Employee Stock Ownership Plan and Trust ****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2006.
****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
*****	Filed here within this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 12, 2009	By:	/S/ ROGER L. DICK
Roger L. Dick
President and Chief Executive Officer

Date: November 12, 2009	By:	/S/ ROBERT O. BRATTON
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws **

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

10.5	Amendment to the Employee Stock Ownership Plan and Trust *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference
**	Filed here within this report