Form 10-K
period 2009-12-31
UWHARRIE CAPITAL CORP
filed 2010-03-30
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,739,507.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,593,929 shares of common stock outstanding as of March 15, 2010.

Documents Incorporated by Reference.

Portions of the Registrant’s 2009 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement dated March 31, 2010 are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 and (ii) the Registrant’s Proxy Statement dated March 31, 2010 for the Annual Meeting of Shareholders to be held May 11, 2010 filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2009

Proxy	Proxy Statement dated March 31, 2010 for Annual Meeting of Shareholders to be held May 11, 2010

10-K	10-K for the fiscal year ended December 31, 2009

PART I

Item 1.	Business

Uwharrie Capital Corp (the “Company”) is a North Carolina business corporation and registered bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for the Bank of Stanly (“Stanly”), a North Carolina commercial bank chartered on September 28, 1983 and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc. (“Gateway”), a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Strategic Investment Advisors, Inc. formed in 1999 and Uwharrie Mortgage, Inc. formed in 2004.

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

At December 31, 2009 the Company and related subsidiaries had 155 full-time and 27 part-time employees.

Business of the Banks

Stanly is a North Carolina chartered commercial bank, which was incorporated in 1983 and which commenced banking operations on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates five other banking offices located in Stanly County, North Carolina. Stanly is the only commercial bank headquartered in Stanly County.

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

Competition

Commercial banking in North Carolina is extremely competitive, due in large part to early adoption of statewide and interstate branching laws. The Company encounters significant competition from a number of sources, including other bank holding companies, commercial banks, thrift and savings and loan institutions, credit unions, and other financial institutions and financial intermediaries.

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

In addition, a bank holding company is prohibited generally from engaging in non-banking activities, or acquiring five percent or more of any class of voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community

•	welfare; and

•	acquiring a savings and loan association.

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

Branching

Under the Riegle Act, the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits. North Carolina “opted-in” to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-

of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

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

Deposit Insurance. As member institutions of the FDIC, the Banks’ deposits are insured up to limits set by the Deposit Insurance Fund of the FDIC. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”) was enacted to temporarily raise the standard limit of FDIC insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) to $250,000 per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor, unless a new law is enacted before then to extend the increased deposit insurance limits.

The FDIC has amended its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. Assessment rates are determined by the FDIC and currently range from 5 to 7 basis points annually of assessable deposits for the healthiest institutions (Risk Category I) to 43 basis points for the riskiest (Risk Category IV). The FDIC may adjust assessment rates from one quarter to the next, except that no single adjustment can exceed 3 basis points.

The Reform Act also provided for a one-time credit for eligible insured institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, one-time credits are used to offset quarterly assessments until exhausted. The Reform Act also provided that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, insured institutions are required to make payments on bonds issued by the Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987 to recapitalize the former Federal Savings & Loan Insurance Corporation (“FSLIC”) deposit insurance fund.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010.

On November 12, 2009, the FDIC voted to require all FDIC insured depository institutions to prepay risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments are designed to provide the FDIC with additional liquid assets for the DIF, which have been used to protect depositors of failed institutions and have been exchanged for less liquid claims against the assets of failed institutions. The FDIC projected that if no action is taken, its liquidity needs to resolve failures could exceed its liquid assets beginning in the first quarter of 2010. The prepaid assessment for all insured institutions was collected on December 30, 2009. For the fourth quarter of 2009 and all of 2010, the prepaid assessment was based on an institution’s total base assessment rate in effect on September 30, 2009. That rate will be increased by 3 basis points for the 2011 and 2012 prepayments and a quarterly five percent deposit growth rate is also built into the calculation.

On December 30, 2009, the Banks paid an aggregate of $2.1 million in prepaid assessments which will be accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Banks will expense their regular quarterly assessments and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance of any of the Banks.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off- balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2009, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.9% and 13.1% respectively. As of December 31, 2009, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.3% and 12.5% respectively. As of December 31, 2009 Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 14.6% and 15.4% respectively.

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

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants;

•	the establishment of uniform accounting standards by federal banking agencies;

•

the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital;

•	additional grounds for the appointment of a conservator or receiver; and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

Limits on Loans to One Borrower. Federal regulations and North Carolina law impose restrictions on the size of loans that may be made to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of a bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of a bank.

Transactions with Related Parties. Transactions between the Banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. In a holding company context, the parent holding company of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. The Banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations there under on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

The Banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Additionally, North Carolina statutes set forth restrictions on loans to executive officers of state chartered banks, which provide that no bank may extend credit to any of its executive officers nor a firm or partnership of which such executive officers is a member, nor a company in which such executive officer owns a controlling interest, unless the extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the bank with persons who are not employed by the bank, and provided further that the extension of credit does not involve more than the normal risk of repayment.

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

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of two commercial banks and a savings bank, the Company is directly affected by the government’s monetary policy and the economy in general. The actions and policies of the Federal Reserve Board, which acts as the nation’s central bank, can directly affect the money supply and, in general, affect a bank’s lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Banks are members of the Federal Reserve System and are subject to reserve requirements imposed by the Federal Reserve Board on member banks. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors

Not Applicable to smaller reporting companies

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s executive office is located at 132 North First Street, Albemarle, North Carolina, where the Company owns a three-building complex located at 130-134 North First Street in Albemarle. This complex houses the Company’s offices and meeting rooms and is also the location of Stanly’s subsidiary, Strategic Alliance.

Stanly’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. A portion of the Main Office facility leased since it opened in 1984 was purchased in 2009. Its administrative and executive offices occupy an adjoining building, purchased in 1991. Stanly owns a commercial building and parking lot adjacent to its Main Office. Stanly also acquired a commercial building in downtown Albemarle in December 2001 that is held for future expansion. Stanly acquired a lot in Montgomery County in 2003 that is held as a potential ATM site. During 2009 Stanly acquired property in downtown Albemarle for future expansion.

Stanly owns its other banking locations at 710 North First Street, which houses the Village Branch, and it’s East Albemarle Branch at 800 Highway 24-27 Bypass, both located in Albemarle. It also owns a branch office located at 107 South Main Street in Norwood, North Carolina and a branch office located at 624 North Main Street in Oakboro, North Carolina. Stanly also leases an office at 111 Ray Kennedy Drive, Locust, North Carolina. Stanly did purchase a lot and began construction for a new branch located at 416 West Main Street in Locust, North Carolina. This location will replace the leased office located on Ray Kennedy Drive and will be opening in 2010. During 2009 Stanly acquired property in Richfield, North Carolina for future expansion.

All of Stanly’s existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office in Albemarle and the branch location in Locust which do not have drive-up facilities.

Cabarrus owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 South Main Street, Mt. Pleasant, North Carolina and also owns some property adjacent to the Mt. Pleasant banking office located at 1480 South Main Street. Cabarrus leases a suite at 700 North Church Street in Concord, North Carolina where it previously provided banking services and which currently serves as an administrative and lending office. Cabarrus acquired a lot in Cabarrus county for future branch expansion.

Anson owns its banking facility located at 211 South Greene Street, Wadesboro, North Carolina and also owns an ATM site at 426 East Caswell Street, Wadesboro, North Carolina. Anson purchased a lot in 2006 for future a branch location.

Item 3.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings other than ordinary routine litigation incidental to their business.

Item 4.	[Reserved]

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Board of Directors has adopted a dividend policy on an annual basis. The Board of Directors will determine on an annual basis, consistent with the capital needs of the Company, an appropriate dividend. For 2009, Uwharrie Capital Corp did not declare a stock dividend.

Additional information regarding the market for the Company’s stock is incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 on page 33. See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

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

Item 6.	Selected Financial Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 on page 76.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 on Page 77.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 beginning on Page 37.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Roger L. Dick	Robert O. Bratton
Chief Executive Officer	Principal Financial Officer

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2010 - on Pages 2-25.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2010 on Pages 23-27.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2010 on pages 25-26.

The following table sets forth equity compensation plan information at December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	280,715	$4.75	258,205
Equity compensation plans not approved by security holders	NA	NA	NA

Total	280,715	$4.75	258,205

A description of the Company’s equity compensation plans is presented in Note 15 to the Company’s consolidated financial statements filed here within.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2010 on Pages 18 and 28.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2010 on Page 30.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2009, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

Report of independent registered public accounting firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and Jimmy L. Strayhorn ******

13	2009 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement dated March 31, 2010***

99(b)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99(c)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.

***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

****	Filed with the Commission pursuant to Rule 14a-6 (b).

*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 16, 2010	By:	/s/ Roger L. Dick
Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 16, 2010
Roger L. Dick Chief Executive Officer

/s/ Robert O. Bratton	March 16, 2010
Robert O. Bratton, Principal Financial Officer

/s/ W. Stephen Aldridge, III	March 16, 2010
W. Stephen Aldridge, III, Director

/s/ Joe S. Brooks	March 16, 2010
Joe S. Brooks, Director

/s/ Ronald T. Burleson	March 16, 2010
Ronald T. Burleson, Director

/s/ Bill C. Burnside, DDS	March 16, 2010
Bill C. Burnside, DDS, Director

/s/ Charles F. Geschickter, III	March 16, 2010
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr.	March 16, 2010
Thomas M. Hearne, Jr., Director

/s/ Charles D. Horne	March 16, 2010
Charles D. Horne, Director

/s/ W. Kenneth Huntley	March 16, 2010
W. Kenneth Huntley, Director

/s/ Joseph R. Kluttz, Jr.	March 16, 2010
Joseph R. Kluttz, Jr., Director

/s/ Lee Roy Lookabill, Jr.	March 16, 2010
Lee Roy Lookabill, Jr., Director

/s/ W. Chester Lowder	March 16, 2010
W. Chester Lowder, Director

/s/ Barry S. Moose	March 16, 2010
Barry S. Moose, Director

/s/ Timothy J. Propst	March 16, 2010
Timothy J. Propst, Director

/s/ Susan J. Rourke	March 16, 2010
Susan J. Rourke, Director

/s/ Donald P. Scarborough	March 16, 2010
Donald P Scarborough, Director

/s/John W. Shealy, Jr.	March 16, 2010
John W. Shealy, Jr., Director

/s/ Edward B. Tyson	March 16, 2010
Edward B. Tyson, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey *******

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and Jimmy L. Strayhorn ******

13	2009 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement dated March 31, 2010***

99(b)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99(c)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.

***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

****	Filed with the Commission pursuant to Rule 14a-6 (b).

*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.