Form 10-Q
period 2010-03-31
UWHARRIE CAPITAL CORP
filed 2010-05-11
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,593,929 shares of common stock outstanding as of May 5, 2010.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	March 31, 2010 (Unaudited)	December 31, 2009*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,097	$7,521
Interest-earning deposits with banks	4,217	3,338
Securities available for sale, at fair value	77,355	76,317
Loans held for sale	1,459	2,628
Loans:
Loans held for investment	362,538	353,729
Less allowance for loan losses	(5,401)	(5,276)

Net loans held for investment	357,137	348,453

Premises and equipment, net	13,885	13,646
Interest receivable	2,086	2,077
Federal Home Loan Bank stock	3,221	3,201
Bank owned life insurance	5,762	5,714
Goodwill	987	987
Other real estate owned	3,894	3,419
Prepaid assets	2,606	2,617
Other assets	7,629	7,928

Total assets	$486,335	$477,846

LIABILITIES
Deposits:
Demand noninterest-bearing	$46,238	$44,924
Interest checking and money market accounts	139,089	137,708
Savings deposits	33,354	32,120
Time deposits, $100,000 and over	67,995	64,736
Other time deposits	93,604	97,286

Total deposits	380,280	376,774

Short-term borrowed funds	22,822	26,940
Long-term debt	35,641	26,643
Interest payable	411	396
Other liabilities	2,570	3,069

Total liabilities	441,724	433,822

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(375)	(400)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital	14,031	14,030
Unearned ESOP compensation	(648)	(667)
Undivided profits	10,434	10,056
Accumulated other comprehensive income	1,177	1,013

Total shareholders’ equity	44,611	44,024

Total liabilities and shareholders’ equity	$486,335	$477,846

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,302	$5,375
Investment securities
US Treasury	28	—
US Government agencies and corporations	624	781
State and political subdivisions	92	189
Other	—	—
Interest-earning deposits with banks and federal funds sold	8	24

Total Interest income	6,054	6,369

Interest Expense
Interest checking and money market accounts	237	198
Savings deposits	70	54
Time deposits, $100,000 and over	309	558
Other time deposits	468	798
Short-term borrowed funds	141	115
Long-term debt	267	364

Total interest expense	1,492	2,087

Net interest income	4,562	4,282

Provision for loan losses	213	372

Net interest income after provision for loan losses	4,349	3,910

Noninterest Income
Service charges on deposit accounts	566	568
Other service fees and commissions	661	454
Loss on sale of securities	(98)	(40)
Loss on nonmarketable securities	—	(172)
Income from mortgage loan sales	346	1,436
Other income	128	83

Total noninterest income	1,603	2,329

Noninterest Expense
Salaries and employee benefits	2,828	2,873
Net occupancy expense	266	245
Equipment expense	182	181
Data processing costs	202	191
Professional fees and services	348	178
Marketing and donations	186	164
Electronic banking expense	184	177
Software amortization and maintenance	107	116
FDIC insurance	173	67
Other noninterest expense	696	687

Total noninterest expenses	5,172	4,879

Income before income taxes	780	1,360
Income taxes	241	455

Net income	$539	$905

Net income	$539	$905
Dividends on preferred stock	(161)	(162)

Net income available to common shareholders	$378	$743

Net income per common share
Basic	$0.05	$0.10
Diluted	0.05	0.10
Weighted average common shares outstanding
Basic	7,484,586	7,467,685
Diluted	7,484,586	7,467,685

See accompanying note

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, December 31, 2009	7,593,929	$10,000	$500	$(400)	$9,492	$14,030	$(667)	$10,056	$1,013	$44,024
Net income	—	—	—	—	—	—	—	539	—	539
Other comprehensive income	—	—	—	—	—	—	—	—	164	164
Release of ESOP shares	—	—	—	—	—	—	19	—	—	19
Stock compensation expense	—	—	—	—	—	1	—	—	—	1
Record preferred stock dividend and discount accretion	—	—	—	25	—	—	—	(161)	—	(136)

Balance, March 31, 2010	7,593,929	$10,000	$500	$(375)	$9,492	$14,031	$(648)	$10,434	$1,177	$44,611

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash flows from operating activities
Net income	$539	$905
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	192	191
Net amortization of security premiums/discounts	72	3
Net amortization of mortgage servicing rights	169	283
Provision for loan losses	213	372
Stock compensation	1	7
Net realized (gain) loss on sales / calls available for sales securities	98	40
Income from mortgage loan sales	(346)	(1,436)
Proceeds from sales of loans held for sale	14,371	62,023
Origination of loans held for sale	(13,007)	(62,519)
(Gain) loss on sale of premises, equipment and other assets	9	(1)
Loss on nonmarketable securities	—	172
Increase in cash surrender value of life insurance	(48)	(46)
Release of ESOP shares	19	18
Net change in interest receivable	(9)	(62)
Net change in other assets	(1,188)	(934)
Net change in interest payable	15	14
Net change in other liabilities	(499)	441

Net cash provided by (used in) operating activities	601	(529)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	13,814	4,814
Purchase of securities available for sale	(13,084)	(10,971)
Net (increase) decrease in loans	(9,372)	2,079
Proceeds from sale of premises, equipment and other assets	—	1
Purchase of premises and equipment	(440)	(1,223)
Investment in other assets	(294)	—
Net increase in Federal Home Loan Bank stock	(20)	(952)

Net cash used by investing activities	(9,396)	(6,252)

Cash flows from financing activities
Net increase in deposit accounts	3,506	8,812
Net increase (decrease) in short-term borrowed funds	(4,118)	499
Net increase (decrease) in long-term debt	8,998	(2,002)
Dividends on preferred stock	(136)	(137)

Net cash provided by financing activities	8,250	7,172

Increase (decrease) in cash and cash equivalents	(545)	391

Cash and cash equivalents, beginning of period	10,859	13,284

Cash and cash equivalents, end of period	$10,314	$13,675

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2009 Annual Report on Form 10-K. This Quarterly report should be read in conjunction with such Annual Report.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net Income	$539	$905

Other comprehensive income
Unrealized gain on available for sale securities	157	1,246
Related tax effect	(53)	(471)
Reclassification of loss recognized in net income	98	40
Related tax effect	(38)	(15)

Total other comprehensive income	164	800

Comprehensive income	$703	$1,705

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three months ended March 31, 2010, the Company’s 213,190 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the average share values for each period.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended March 31,
	2010	2009
Weighted average number of common shares outstanding	7,593,929	7,593,929

Effect of ESOP shares	(109,343)	(126,244)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,484,586	7,467,685

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,484,586	7,467,685

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$10,962	$13	$65	$10,910
U.S. Government agencies	25,561	480	22	26,019
Mortgage-backed securities and CMO’s	30,731	1,187	—	31,918
State and political subdivisions	8,220	288	—	8,508

Total securities available for sale	$75,474	$1,968	$87	$77,355

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$3,024	$—	$5	$3,019
U.S. Government agencies	20,736	246	11	20,971
Mortgage-backed securities and CMO’s	34,186	1,056	—	35,242
Private label CMO’s	7,468	117	85	7,500
State and political subdivisions	9,276	309	—	9,585

Total securities available for sale	$74,690	$1,728	$101	$76,317

At March 31, 2010 and December 31, 2009 the Company owned Federal Reserve stock reported at cost of $778,850 and included in other assets. Also at March 31, 2010 and December 31, 2009, the Company owned Federal Home Loan Bank Stock (FHLB) of $3.2 million. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership and borrowings with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2010.

Results from sales of securities available for sale for the three month period ended March 31, 2010 and March 31, 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Gross proceeds from sales	$9,461	$1,681

Realized gains from sales	$9	$—
Realized losses from sales	(107)	(40)

Net realized losses	$(98)	$(40)

At March 31, 2010 and December 31, 2009 securities available for sale with a carrying amount of $21.5 million and $11.4 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At March 31, 2010 the unrealized losses related to three U.S. Treasury notes, one U.S. Government agency and one mortgage backed security. At December 31, 2009 the unrealized losses related to three U.S. Treasury notes, three U.S. Government Agencies, and five mortgage backed securities and CMOs.

	Less than 12 Months		12 Months or More		Total
March 31, 2010		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$7,874	$65	$—	$—	$7,874	$65
U.S. Gov’t agencies	5,122	22	—	—	5,122	22
Mortgage-backed securities and CMO’s	—	—	107	—	107	—

	$12,996	$87	$107	$—	$13,103	$87

	Less than 12 Months		12 Months or More		Total
December 31, 2009		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$3,019	$5	$—	$—	$3,019	$5
U.S. Gov’t agencies	10,327	11	—	—	10,327	11
Mortgage-backed securities and CMO’s	—	—	134	—	134	—
Private label CMO’s	—	—	1,625	85	1,625	85

	$13,346	$16	$1,759	$85	$15,105	$101

Other than Temporary Impairment
Private label CMO’s	$—	$—	$3,667	$—	$3,667	$—

	$—	$—	$3,667	$—	$3,667	$—

The Company routinely conducts reviews to identify and evaluate each investment security to determine whether OTTI has occurred using several economic models. To determine if the unrealized loss is other-than-temporary, the Company project total estimated defaults of the underlying troubled and non performing assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the bond to determine the impact on cash flows. If the Company determines that a given position will be subject to a write-down, loss or decline in yield, the Company records the expected credit loss as a charge to earnings. In addition, the Company estimates the expected loss by taking into account observed performance of the underlying securities, industry studies, market forecasts, as well as its view of the economic outlook affecting bond collateral.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2010 and December 31, 2009 by remaining contractual maturity are as follows:

	March 31, 2010
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury
Due after one but within five years	3,023	3,035
Due after five but within ten years	7,939	7,874

	10,962	10,909

U.S. Government agencies
Due after one but within five years	20,318	20,673
Due after five but within ten years	5,243	5,346

	25,561	26,020

Mortgage-backed securities
Due after one year but within five years	229	233
Due after five but within ten year	8,809	9,268
Due after ten years	21,693	22,417

	30,731	31,918

State and political
Due within one year	578	583
Due after one but within five years	4,026	4,175
Due after five but within ten year	1,613	1,698
Due after ten years	2,003	2,052

	8,220	8,508

Total Securities available for sale
Due within one year	578	583
Due after one but within five years	27,596	28,116
Due after five but within ten year	23,604	24,187
Due after ten years	23,696	24,469

	$75,474	$77,355

	December 31, 2009
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury
Due after one but within five years	3,024	3,019

U.S. Government agencies
Due after one but within five years	15,485	15,722
Due after five but within ten years	5,251	5,249

	20,736	20,971

Mortgage-backed securities
Due after one year but within five years	265	269
Due after five but within ten year	8,311	8,676
Due after ten years	25,610	26,297

	34,186	35,242

Private label CMO’s
Due after ten years	7,468	7,500

State and political
Due within one year	576	577
Due after one but within five years	3,886	4,024
Due after five but within ten year	2,113	2,213
Due after ten years	2,701	2,771

	9,276	9,585

Total Securities available for sale
Due within one year	576	577
Due after one but within five years	22,660	23,034
Due after five but within ten year	15,675	16,138
Due after ten years	35,779	36,568

	$74,690	$76,317

Note 5 – Loans

	March 31, 2010	December 31, 2009
	(in thousands)
Loans outstanding at period end:
Commercial	$51,979	$51,723
Real estate-construction	49,343	44,976
Real estate-residential	146,225	144,292
Real estate-commercial	98,099	95,938
Consumer loans	16,719	16,628
All other loans	173	172

Total	$362,538	$353,729

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Analysis of the allowance for loan losses:
Balance at beginning of period	$5,276	$4,361

Provision charged to operations	213	372

Charge-offs	(92)	(195)
Recoveries	4	35

Net charge-offs	(88)	(160)

Balance at end of period	$5,401	$4,573

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2010, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$100,425
Credit card commitments	11,424
Standby letters of credit	1,398

Total commitments	$113,247

Note 7 – Fair Value Disclosures

Accounting Standards Codification (ASC) 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. ASC 820 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$10,910	$10,910	$—	$—
US Gov’t	26,019	26,019	—	—
Mortgage-backed securities and CMO’s	31,918	—	31,918	—
State and political subdivisions	8,508	—	8,508	—

Total assets at fair value	$77,355	$36,929	$40,426	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$3,019	$3,019	$—	$—
US Gov’t	20,971	20,971	—	—
Mortgage-backed securities and CMO’s	35,242	—	35,242	—
Private label CMO’s	7,500	—	7,500	—
State and political subdivisions	9,585	—	9,585	—

Total assets at fair value	$76,317	$23,990	$52,327	$—

Total liabilities at fair value	$—	$—	$—	$—

Prices for US Treasury and government agency securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between level 1 and level 2 were related to the purchase and sale of several securities.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables, Loan and Debt Securities. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$14,077	$—	$14,077	$—
Loans held for sale	1,459	—	1,459	—
Other real estate owned	3,894	—	3,894	—
Mortgage servicing rights	1,871	—	—	1,871

Total assets at fair value	$21,301	$—	$19,430	$1,871

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$13,519	$—	$13,519	$—
Loans held for sale	2,628	—	2,628	—
Other real estate owned	3,419	—	3,419	—
Mortgage servicing rights	1,890	—	—	1,890

Total assets at fair value	$21,456	$—	$19,566	$1,890

Total liabilities at fair value	$—	$—	$—	$—

Note 8 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2010 and December 31, 2009, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$10,314	$10,343	$10,859	$10,896
Securities available for sale	77,355	77,355	76,317	76,317
Loans held for investment, net	357,137	370,346	348,453	363,619
Loans held for sale	1,459	1,468	2,628	2,634
FHLB and FRB Stock	4,000	4,000	3,980	3,980
Bank-owned life insurance	5,762	5,762	5,714	5,714
Mortgage servicing rights	1,871	2,768	1,890	2,193
Accrued interest receivables	2,086	2,086	2,077	2,077

Financial Liabilities
Deposits	$380,280	$383,059	$376,774	$379,148
Short-term borrowings	22,822	22,822	26,940	26,940
Long-term debt	35,641	37,112	26,643	28,173
Accrued interest payable	411	411	396	396

The carrying amount of cash and cash equivalents and accrued interest approximate their fair values due to the short period of time until their expected realization. Securities available for sale are carried at fair value based on quoted market prices. The carrying amount of bank-owned life insurance is the current cash surrender value. It is not practicable to determine fair value of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value.

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

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

•

Deposits – The fair value of checking, savings and money market deposits is deemed equal to the amount payable on demand. The fair value of certificates of deposit is estimated based on discounted cash flow analyses using offered market rates. The fair value of deposits does not consider any customer related intangibles.

•

Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates.

At March 31, 2010, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 6.

Note 9 – Recent Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, an update to ASC 860-10, “Transfers and Servicing,” and ASU 2009-17, an update to ASC 810-10, “Consolidation.” These updates are effective for the first interim reporting period of 2010. The update to ASC 860-10 amends the guidance to eliminate the concept of a QSPE and changes some of the requirements for derecognizing financial assets. The amendments to ASC 810-10: (a) eliminate the exemption for existing QSPEs from U.S. GAAP, (b) shift the determination of which enterprise should consolidate a VIE to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and EPS. The Company does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and EPS.

In February 2010, the FASB issued ASU 2010-09, an update to ASC 855-10, “Subsequent Events.” This update amends the guidance to remove the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. SEC filers must continue to evaluate subsequent events through the date the financial statements are issued. The amendment was effective and has been adopted by the Company upon issuance.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009.

During the three months ended March 31, 2010, the Company’s total assets increased $8.5 million, from $477.8 million to $486.3 million. During the same period, loans held for investment also increased $8.8 million to $362.5 million.

Cash and cash equivalents decreased $545,000 during the three months ended March 31, 2010. Cash and due from banks decreased $1.4 million, while interest-earning deposits with banks increased $879,000.

Investment securities increased $1.0 million to $77.4 million for the three months ended March 31, 2010. At December 31, 2009 the Company owned $7.5 million in private label CMOs. With the continued erosion in the underlying collateral, management made the decision to sell the entire private label CMO portfolio during the first quarter of 2010 resulting in a realized loss of $107,000. This loss was offset in part by a realized gain on a called state and political subdivision security of $9,000. On March 31, 2010, the Company had net unrealized gains of $1.9 million. During the period, the Company purchased $13.1 million in new securities.

Loans held for investment increased from $353.7 million to $362.5 million. The Company experienced positive growth trends in all areas of its loan portfolio. Real estate construction experienced the largest growth increasing 9.7% or $4.4 million. Loans held for sale decreased 44.5% or $1.2 million during the period. The allowance for loan losses was $5.4 million at March 31, 2010, which represents 1.49% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Premises and equipment, interest receivable, bank owned life insurance and other real estate owned increased $239,000, $9,000, $48,000 and $475,000, respectively. Prepaid assets declined $11,000. Federal Home Loan Bank stock increased $20,000 because member institutions are required to increase their ownership as they increase their utilization of FHLB borrowings.

Customer deposits, our primary funding source, experienced a $3.5 million increase during the three months ended March 31, 2010, increasing from $376.8 million to $380.3 million. Demand noninterest bearing checking increased $1.3 million, while interest checking and money market accounts increased $1.4 million for the period. Savings deposits grew $1.2 million. Time deposits over $100,000 experienced positive growth of $3.3 million attributed to an increase in public funds. Other time deposits declined $3.7 million during the first quarter of 2010. Of this amount, approximately $1.0 million moved from time deposits to interest checking and money market accounts during the period.

Total borrowings increased $4.9 million for the period which consist of both short-term and long-term borrowed funds primarily from the Federal Home Loan Bank. At March 31, 2010, $40.0 million of the total borrowings of $58.5 million were comprised of Federal Home Loan Bank advances.

Other liabilities decreased from $3.1 million at December 31, 2009 to $2.6 million at March 31, 2010, a decrease of 499,000.

At March 31, 2010, total shareholders’ equity was $44.6 million, an increase of $587,000 from December 31, 2009. Net income for the period was $539,000. Unrealized gains on investment securities, net of tax improved $164,000. These increases were offset as the Company also recorded $136,000 in dividends on the series A and B preferred stock for the three months period. At March 31, 2010, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended March 31, 2010 and 2009.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $539,000 for the three months ended March 31, 2010, as compared to $905,000 for the three months ended March 31, 2009, a decrease of $366,000. Net income available to common shareholders was $378,000 or $0.05 per common share at March 31, 2010, compared at $743,000 or $0.10 per common share at March 31, 2009. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

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

Net interest income for the three months ended March 31, 2010 was $4.6 million as compared with $4.3 million during the quarter ending March 31, 2009, resulting in an increase of $280,000, or 6.5%. During the quarter ending March 31, 2010 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $58,000. The average yield on our interest–earning assets decreased 36 basis points to 5.70%, while the average rate we paid for our interest-bearing liabilities decreased 67 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of 32 basis points in our interest rate spread, from 3.81% in 2009 to 4.13% in 2010. Our net interest margin was 4.31% and 4.10% for the comparable periods in 2010 and 2009 respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2010 and 2009:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Taxable securities	$65,848	$62,181	$653	$784	4.02%	5.11%
Nontaxable securities (1)	9,213	16,630	91	186	6.53%	7.37%
Short-term investments	2,846	6,315	8	24	1.14%	1.54%
Taxable loans	352,712	346,370	5,241	5,326	6.03%	6.24%
Non-taxable loans (1)	6,544	4,512	61	49	6.18%	7.37%

Total interest-earning assets	437,163	436,008	6,054	6,369	5.70%	6.06%

Interest-bearing liabilities:
Interest-bearing deposits	329,152	308,279	1,084	1,608	1.34%	2.12%
Short-term borrowed funds	27,755	36,854	141	115	2.06%	1.27%
Long-term debt	27,142	30,923	267	364	3.99%	4.77%

Total interest bearing liabilities	384,049	376,056	1,492	2,087	1.58%	2.25%

Net interest spread	$53,114	$59,952	$4,562	$4,282	4.12%	3.81%

Net interest margin (1) (% of earning assets)					4.31%	4.10%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $213,000 for the three months ending March 31, 2010 compared to $372,000 for the same period in 2009. There were net loan charge-offs of $88,000 for the three months ended March 31, 2010 as compared with net loan charge-offs of $160,000 during the same period of 2009. Refer to the Asset Quality discussion on page 22 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $726,000 for the three month period ending March 31, 2010 as compared to the same period in 2009. Income from mortgage loan sales decreased $1.1 million from $1.4 million for the quarter ended March 31, 2009 to $346,000 for the same period in 2010. The decline in interest rates late in 2008 and during first quarter of 2009 lead to a wave of mortgage refinancing, as customers were able to refinance again at a lower rate. The volume of refinanced loans was much lower in the first quarter of 2010. Service charges on deposit accounts produced earnings of $566,000 for the three months ended March 31, 2010. Other service fees and commissions experienced a 45.6% increase for the comparable three month period. This is due in part to a reduction in the write-down of servicing assets due to the refinanced mortgage loans. Income generated from brokerage commissions and asset management fees increased $56,000. The Company realized losses on the sale of investments in the amount of $98,000 in the first quarter of 2010, as compared to $40,000 for the same period in 2009. The investment the Company had in Silverton Bank stock that was a nonmarketable security was written off as of March 31, 2009.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2010 was $5.2 million compared to $4.9 million for the same period of 2009, an increase of $293,000. Salaries and employee benefits, the largest component of noninterest expense, decreased $45,000 to $2.9 million for the quarter ending March 31, 2010. Net occupancy expense and equipment expense had a combined increase of $22,000. Professional fees and services increased $170,000, primarily related to an increase in legal fees, attributed to loan collections, FDIC assessment costs increased $106,000 due to an increase in the assessment rate charged by FDIC to all FDIC-insured financial institutions. Other noninterest expense increased $9,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Office supplies and printing	$88	$77
Postage	52	49
Telephone and data lines	62	55
Loan collection expense	35	85
Shareholder relations expense	50	44
Dues and subscriptions	49	43
Other	360	334

Total	$696	$687

Income Tax Expense

The Company had income tax expense of $241,000 for the three months ended March 31, 2010 resulting in an effective tax rate of 30.9% compared to income tax expense of $455,000 and an effective rate of 33.5% in the 2009 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The decrease in the effective tax rate resulted primarily from the increase in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2009 quarter.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. Management evaluates the adequacy of the allowance quarterly. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based either on discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

The allowance for loan losses represents management’s best estimate of an appropriate amount to provide for inherent risk in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The provision for loan losses was $213,000 for the three months ended March 31, 2010 as compared to $372,000 for the same period in 2009. During the first three months of 2010 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $33.9 million compared to $24.1 million at December 31, 2009, an increase of $9.8 million. The increase in the level of impaired loans resulted from five customer relationships totaling $9.3 million that are included in impaired loans. These relationships are deemed impaired from a cashflow standpoint, however, they are more than adequately collateralized. At this time the collateral appears to be the primary source for the repayment. Total nonaccrual loans, which are a component of impaired loans, decreased from $8.2 million at December 31, 2009 to $5.6 million at March 31, 2010. The Company had net loan charge-offs in the first quarter of 2010 of $88,000 compared to net loan charge-offs of $160,000 for the same period in 2009.

The allowance expressed as a percentage of gross loans held for investment was 1.49% at both December 31, 2009 and March 31, 2010. The allowance, as a percentage of total impaired loans, increased from 49.5% at December 31, 2009 to 55.9% at March 31, 2010, while the portion of the allowance specifically allocable to impaired loans decreased from 10.8% at December 31, 2009 to 8.9% at March 31, 2010. Nonperforming loans, which consist solely of nonaccrual loans, to total loans increased from 1.59% at December 31, 2009, to 2.25% at

March 31, 2010. During the quarter the Company had an increase in other real estate owned of $475,000. Even in these difficult economic times, management believes the current level of allowance for loan losses to be adequate at this time.

The following nonperforming loan table shows the comparison for the three months ended March 31, 2010 to December 31, 2009:

Nonperforming Assets

(dollars in thousands)

	March 31, 2010	December 31, 2009

Nonperforming assets:

Nonaccrual loans	$8,172	$5,630

Other real estate owned	3,894	3,419

Total nonperforming assets	$12,066	$9,049

Accruing loans past due 90 days or more	$18	$17

Allowance for loans losses	5,401	5,276

Nonperforming loans to total loans	2.25%	1.59%

Allowance for loan losses to total loans	1.49%	1.49%

Nonperforming assets to total loans and other real estate	3.33%	2.56%

Nonperforming assets to total assets	2.48%	1.89%

Allowance for loan losses to nonperforming loans	66.10%	93.71%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $18.8 million at March 31, 2010, with available credit of $18.8 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $34.5 million, access to borrowings from the Federal Reserve Bank discount window, with available credit of $18.6 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $58.5 million at March 31, 2010, compared to $53.6 million at December 31, 2009.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier 1 leverage ratio of 4 percent. Banks, which meet or exceed a Tier 1 risk-based capital ratio of 6 percent, a total risked-based capital ratio of 10 percent and a leverage ratio of 5 percent are considered “well capitalized” by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. The Company completed a private placement of subordinated debt during 2008 that qualifies as regulatory capital. This subordinated debt has a seven year maturity. The first two years the entire amount is included in regulatory capital and then is reduced by 20 percent a year until its maturity. At March 31, 2010, the Company had $7.4 million in subordinated debt and $10.0 million in preferred stock issued to the United States Department of the Treasury.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2009.

Item 4T. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2010. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time the Banks are engaged in ordinary routine litigation incidental to their business.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *****

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

10.5	Amendment to the Employee Stock Ownership Plan and Trust ****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: May 11, 2010	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 11, 2010		By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

10.5	Amendment to the Employee Stock Ownership Plan and Trust *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference
**	Filed here within this report