Form 10-Q
period 2010-06-30
UWHARRIE CAPITAL CORP
filed 2010-08-12
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,593,929 shares of common stock outstanding as of August 6, 2010.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2010 (Unaudited)	December 31, 2009*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,500	$7,521
Interest-earning deposits with banks	3,777	3,338
Securities available for sale, at fair value	94,994	76,317
Loans held for sale	1,991	2,628
Loans:
Loans held for investment	372,821	353,729
Less allowance for loan losses	(5,635)	(5,276)

Net loans held for investment	367,186	348,453

Premises and equipment, net	14,127	13,646
Interest receivable	2,416	2,077
Federal Home Loan Bank stock	3,330	3,201
Bank owned life insurance	5,835	5,714
Goodwill	987	987
Other real estate owned	3,281	3,419
Prepaid assets	2,679	2,617
Other assets	6,933	7,928

Total assets	$515,036	$477,846

LIABILITIES
Deposits:
Demand noninterest-bearing	$50,651	$44,924
Interest checking and money market accounts	167,874	137,708
Savings deposits	36,586	32,120
Time deposits, $100,000 and over	64,283	64,736
Other time deposits	90,494	97,286

Total deposits	409,888	376,774

Short-term borrowed funds	22,515	26,940
Long-term debt	33,589	26,643
Interest payable	389	396
Other liabilities	2,424	3,069

Total liabilities	468,805	433,822

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(350)	(400)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital	14,032	14,030
Unearned ESOP compensation	(629)	(667)
Undivided profits	10,603	10,056
Accumulated other comprehensive income	2,583	1,013

Total shareholders’ equity	46,231	44,024

Total liabilities and shareholders’ equity	$515,036	$477,846

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,492	$5,218	$10,794	$10,593
Investment securities
US Treasury	131	—	159	—
US Government agencies and corporations	546	769	1,170	1,550
State and political subdivisions	79	176	171	365
Interest-earning deposits with banks and federal funds sold	10	19	18	43

Total interest income	6,258	6,182	12,312	12,551

Interest Expense
Interest checking and money market accounts	241	199	478	397
Savings deposits	82	69	152	123
Time deposits, $100,000 and over	295	534	604	1,092
Other time deposits	430	755	898	1,553
Short-term borrowed funds	157	71	298	186
Long-term debt	281	368	548	732

Total interest expense	1,486	1,996	2,978	4,083

Net interest income	4,772	4,186	9,334	8,468
Provision for loan losses	830	196	1,043	568

Net interest income after provision for loan losses	3,942	3,990	8,291	7,900

Noninterest Income
Service charges on deposit accounts	563	567	1,129	1,135
Other service fees and commissions	768	575	1,429	1,032
Gain (loss) on sale of securities	62	20	(36)	(20)
Loss on nonmarketable securities	—	—	—	(172)
Total other-than-temporary impairment loss	—	(1,855)	—	(1,855)
Portion of loss recognized in other comprehensive income	—	1,651	—	1,651

Net impairment recognized in earnings	—	(204)	—	(204)
Loss fixed assets/other assets	(60)	(20)	(60)	(20)
Income from mortgage loan sales	390	1,131	736	2,567
Other income	100	104	228	184

Total noninterest income	1,823	2,173	3,426	4,502

Noninterest Expense
Salaries and employee benefits	2,886	2,886	5,714	5,759
Net occupancy expense	272	242	538	487
Equipment expense	176	180	358	361
Data processing costs	209	198	411	389
Professional fees and services	283	237	631	415
Marketing and donations	196	169	382	333
Electronic banking expense	193	178	377	355
Software amortization and maintenance	123	107	230	223
FDIC insurance	179	281	352	348
Other noninterest expense	698	803	1,394	1,490

Total noninterest expense	5,215	5,281	10,387	10,160

Income before income taxes	550	882	1,330	2,242
Income taxes	219	259	460	714

Net income	$331	$623	$870	$1,528

Net Income	$331	623	870	1,528
Dividends – preferred stock	(161)	(160)	(323)	(322)

Net income available to common shareholders	$170	$463	$547	$1,206

Net income per common share
Basic	$0.02	$0.06	$0.07	$0.16

Diluted	$0.02	$0.06	$0.07	$0.16

Weighted average shares outstanding
Basic	7,488,781	7,472,003	7,486,695	7,469,905
Diluted	7,488,781	7,472,003	7,486,695	7,469,905

See accompanying note

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income(Loss)	Total
	(in thousands, except share data)
Balance, December 31, 2009	7,593,929	$10,000	$500	$(400)	$9,492	$14,030	$(667)	$10,056	$1,013	$44,024
Net income	—	—	—	—	—	—	—	870	—	870
Other comprehensive income	—	—	—	—	—	—	—	—	1,570	1,570
Release of ESOP shares	—	—	—	—	—	—	38	—	—	38
Stock compensation expense	—	—	—	—	—	2	—	—	—	2
Record preferred stock dividend and discount accretion	—	—	—	50	—	—	—	(323)	—	(273)

Balance, June 30, 2010	7,593,929	$10,000	$500	$(350)	$9,492	$14,032	$(629)	$10,603	$2,583	$46,231

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash flows from operating activities
Net income	$870	$1,528
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	384	387
Net amortization of security premiums/discounts	170	43
Impairment of securities available for sale	—	204
Net amortization of mortgage servicing rights	325	656
Impairment of foreclosed real estate	—	34
Provision for loan losses	1,043	568
Stock compensation	2	9
Net realized loss on sales / calls available for sales securities	36	20
Income from mortgage loan sales	(736)	(2,567)
Proceeds from sales of loans held for sale	28,609	106,574
Origination of loans held for sale	(27,545)	(105,337)
(Gain)loss on sale of premises, equipment and other assets	9	(1)
Loss on nonmarketable securities	—	172
Increase in cash surrender value of life insurance	(121)	(97)
Loss on sales of foreclosed real estate	51	21
Release of ESOP shares	38	35
Net change in interest receivable	(339)	40
Net change in other assets	(1,328)	(1,738)
Net change in interest payable	(7)	(15)
Net change in other liabilities	(645)	696

Net cash provided by operating activities	816	1,232

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	19,709	13,202
Purchase of securities available for sale	(34,516)	(18,175)
Net increase in loans	(20,489)	(4,532)
Proceeds from sale of premises, equipment and other assets	—	1
Purchase of premises and equipment	(874)	(2,122)
Proceeds from sales of foreclosed real estate	799	708
Investment in other assets	(260)	(602)
Net increase in Federal Home Loan Bank stock	(129)	(863)

Net cash used by investing activities	(35,760)	(12,383)

Cash flows from financing activities
Net increase in deposit accounts	33,114	18,157
Net decrease in short-term borrowed funds	(4,425)	(7,607)
Net increase (decrease) in long-term debt	6,946	(1,854)
Dividends on preferred stock	(273)	(272)

Net cash provided by financing activities	35,362	8,424

Increase (decrease) in cash and cash equivalents	418	(2,727)
Cash and cash equivalents, beginning of period	10,859	13,284

Cash and cash equivalents, end of period	$11,277	$10,557

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net Income	$331	$623	$870	$1,528

Other comprehensive loss
Unrealized gain (losses) on available for sale securities	2,201	(360)	2,358	886
Related tax effect	(758)	138	(810)	(333)
Reclassification of loss (gains) recognized in net income	(62)	(20)	36	20
Related tax effect	24	(8)	(14)	(8)
Reclassification of losses for which credit-related portion was recognized in net income	—	204	—	204
Related tax effect	—	(71)	—	(78)

Total other comprehensive gain (loss)	1,405	(117)	1,570	691

Comprehensive income	$1,736	$506	$2,440	$2,219

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and six periods ended June 30, 2010 and 2009, the Company had 213,190 and 459,856 stock options outstanding, respectfully. They did not have a dilutive effect on per share results because the exercise prices exceeded the average share values for each period.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average number of common shares outstanding	7,593,929	7,593,929	7,593,929	7,593,929

Effect of ESOP shares	(105,148)	(121,926)	(107,234)	(124,024)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,488,781	7,472,003	7,486,695	7,469,905

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,488,781	7,472,003	7,486,695	7,469,905

Note 4 – Investment Securities

Amortized cost and fair value of securities available for sale are summarized below:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$24,289	$873	$—	$25,162
U.S. Government agencies	30,284	1,394	—	31,678
Mortgage-backed securities and CMO’s	29,213	1,415	7	30,621
State and political subdivisions	7,188	345	—	7,533

Total securities available for sale	$90,974	$4,027	$7	$94,994

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$3,024	$—	$5	$3,019
U.S. Government agencies	20,736	246	11	20,971
Mortgage-backed securities and CMO’s	34,186	1,056	—	35,242
Private label CMO’s	7,468	117	85	7,500
State and political subdivisions	9,276	309	—	9,585

Total securities available for sale	$74,690	$1,728	$101	$76,317

At June 30, 2010 and December 31, 2009 the Company owned Federal Reserve stock reported at cost of $779,000 and included in other assets. Also at June 30, 2010 and December 31, 2009, the Company owned Federal Home Loan Bank Stock (FHLB) of $3.3 and $3.2 million, respectfully. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership and borrowings with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2010.

Results from sales of securities available for sale for the three and six month periods ended June 30, 2010 and June 30, 2009 are as follows:

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Gross proceeds from sales	$9,461	$1,020

Realized gains from sales	$215	$20
Realized losses from sales	(153)	—

Net realized gains	$62	$20

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Gross proceeds from sales	$12,431	$2,701

Realized gains from sales	$224	$73
Realized losses from sales	(260)	(93)

Net realized losses	$(36)	$(20)

At June 30, 2010 and December 31, 2009 securities available for sale with a carrying amount of $39.1 million and $11.4 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At June 30, 2010 the unrealized losses related to one mortgage backed security. At December 31, 2009 the unrealized losses related to three U.S. Treasury notes, three U.S. Government Agencies, and five mortgage backed securities and CMOs.

	Less than 12 Months		12 Months or More		Total
June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment
U.S. Gov’t agencies	$3,052	$7	$—	$—	$3,052	$7

	$3,052	$7	$—	$—	$3,052	$7

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$3,019	$5	$—	$—	$3,019	$5
U.S. Gov’t agencies	10,327	11	—	—	10,327	11
Mortgage-backed securities and CMO’s	—	—	134	—	134	—
Private label CMO’s	—	—	1,625	85	1,625	85

	$13,346	$16	$1,759	$85	$15,105	$101

Other than Temporary Impairment
Private label CMO’s	$—	$—	$3,667	$—	$3,667	$—

	$—	$—	$3,667	$—	$3,667	$—

The Company routinely reviews interest rates, issuer ratings and any underlying collateral to identify and evaluate each investment security to determine whether OTTI has occurred. The Company’s OTTI problems have all centered around its private label collateralized mortgage obligations portfolio. The entire portfolio was sold during the first quarter if 2010 realizing a loss of $107,000. At this time the Company does not have any other-than-temporary impairment and also has the ability and the intent to hold the securities within its investment portfolio.

Based on these evaluations, the Company did have an other-than-temporary impairment on four private label collateralized mortgage obligations (“CMOs”) at June 30, 2009. An other-than-temporary charge of $204,000 due to the credit-related factors was recognized in earnings during the quarter ending June 30, 2009 and $1.7 million was determined to relate to other non-credit-related factors in the market place. The difference between total unrealized losses and estimated credit losses on these securities was charged against equity, net of deferred taxes, as a component of Other Comprehensive Income.

The following table, as of June 30, 2009, shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for a portion of an other-than-temporary impairment was recognized in other comprehensive income. There were no losses for the period ended June 30, 2010

	June 30, 2009	June 30, 2010
	(in thousands)
Balance of credit losses on debt securities at the beginning of the period	$—	$—
Increase related to credit loss for which an other-than-temporary impairment was recognized	204	107
Realized loss from sales	—	(107)

Balance of credit losses on debt securities at the end of the period	$204	$—

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2010 and December 31, 2009 by remaining contractual maturity are as follows:

	June 30, 2010
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury
Due after one but within five years	3,021	3,075
Due after five but within ten years	21,268	22,087

	24,289	25,162

U.S. Government agencies
Due after one but within five years	22,403	23,230
Due after five but within ten years	7,881	8,448

	30,284	31,678

Mortgage-backed securities
Due after five but within ten year	6,350	6,771
Due after ten years	22,863	23,850

	29,213	30,621

State and political
Due within one year	579	585
Due after one but within five years	3,295	3,480
Due after five but within ten year	1,311	1,402
Due after ten years	2,003	2,066

	7,188	7,533

Total Securities available for sale
Due within one year	579	585
Due after one but within five years	28,719	29,785
Due after five but within ten year	36,810	38,708
Due after ten years	24,866	25,916

	$90,974	$94,994

	December 31, 2009
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury
Due after one but within five years	3,024	3,019

U.S. Government agencies
Due after one but within five years	15,485	15,722
Due after five but within ten years	5,251	5,249

	20,736	20,971

Mortgage-backed securities
Due after one year but within five years	265	269
Due after five but within ten year	8,311	8,676
Due after ten years	25,610	26,297

	34,186	35,242

Private label CMO’s
Due after ten years	7,468	7,500

State and political
Due within one year	576	577
Due after one but within five years	3,886	4,024
Due after five but within ten year	2,113	2,213
Due after ten years	2,701	2,771

	9,276	9,585

Total Securities available for sale
Due within one year	576	577
Due after one but within five years	22,660	23,034
Due after five but within ten year	15,675	16,138
Due after ten years	35,779	36,568

	$74,690	$76,317

Note 5 – Loans

	June 30, 2010	December 31, 2009
	(in thousands)

Loans outstanding at period end:
Commercial	$51,650	$51,723
Real estate-construction	51,549	44,976
Real estate-residential	152,557	144,292
Real estate-commercial	100,337	95,938
Consumer loans	16,572	16,628
All other loans	156	172

Total	$372,821	$353,729

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Analysis of the allowance for loan losses
Balance at beginning of period	$5,401	$4,573	$5,276	$4,361

Provision charged to operations	830	196	1,043	568

Charge-offs	(609)	(46)	(701)	(241)
Recoveries	13	9	17	44

Net (charge-offs)	(596)	(37)	(684)	(197)

Balance at end of period	$5,635	$4,732	$5,635	$4,732

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2010, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)

Commitments to extend credit	$93,349
Credit card commitments	9,581
Standby letters of credit	1,167

Total commitments	$104,097

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2010 and December 31, 2009:

	June 30, 2010
		(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$25,162	$25,162	$—	$—
US Government agencies	31,678	31,678	—	—
Mortgage-backed securities and CMO’s	30,621	—	30,621	—
State and political subdivisions	7,533	—	7,533	—

Total assets at fair value	$94,994	$56,840	$38,154	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
		(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$3,019	$3,019	$—	$—
US Government agencies	20,971	20,971	—	—
Mortgage-backed securities and CMO’s	35,242	—	35,242	—
Private label CMO’s	7,500	—	7,500	—
State and political subdivisions	9,585	—	9,585	—

Total assets at fair value	$76,317	$23,990	$52,327	$—

Total liabilities at fair value	$—	$—	$—	$—

Prices for US Treasury and government agency securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not transfers of securities.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables, Loan and Debt Securities. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

The Company capitalizes servicing rights when loans are either securitized or sold and the loan servicing is retained. The cost of servicing rights is amortized in proportion to and over the estimated period of net servicing revenues. The amortization of servicing rights is recognized in the statement of income as an offset to other noninterest income. Servicing assets are evaluated for impairment based upon the fair value. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$14,184	$—	$—	$14,184
Other real estate owned	1,395	—	1,202	193

Total assets at fair value	$15,579	$—	$1,202	$14,377

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$13,519	$—	$—	$13,519
Other real estate owned	1,724	—	1,724	—

Total assets at fair value	$15,243	$—	$1,724	$13,519

Total liabilities at fair value	$—	$—	$—	$—

Note 8 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2010 and December 31, 2009, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$11,277	$11,300	$10,859	$10,896
Securities available for sale	94,994	94,994	76,317	76,317
Loans held for investment, net	367,186	380,256	348,453	363,619
Loans held for sale	1,991	1,995	2,628	2,634
FHLB and FRB Stock	4,109	4,109	3,980	3,980
Bank-owned life insurance	5,835	5,835	5,714	5,714
Mortgage servicing rights	1,874	2,196	1,890	2,193
Accrued interest receivables	2,416	2,416	2,077	2,077

Financial Liabilities
Deposits	$409,888	$411,221	$376,774	$400,997
Short-term borrowings	22,515	22,515	26,940	26,940
Long-term debt	33,589	37,342	26,643	28,173
Accrued interest payable	389	389	396	396

The carrying amount of cash and cash equivalents, which, includes $1.5 million in time deposits with other institutions and accrued interest approximate their fair values due to the short period of time until their expected realization. Securities available for sale are carried at fair value based on quoted market prices. It is not practicable to determine fair value of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value. The carrying amount of bank-owned life insurance is the current cash surrender value. Fair value for mortgage servicing assets is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

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

At June 30, 2010, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 6.

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

In July 2010, the FASB issued an Accounting Standards update (ASU No. 2010-20) entitled “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC 820-10. The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for the periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009.

During the six months ended June 30, 2010, the Company’s total assets increased $37.2 million, from $477.8 million to $515.0 million. During the same period, loans held for investment also increased $19.1 million, while securities available for sale increased $18.7 million.

Cash and cash equivalents increased $418,000 during the six months ended June 30, 2010. Cash and due from banks decreased $21,000, while interest-earning deposits with banks increased $439,000.

Investment securities increased from $76.3 million to $95.0 million for the six months ended June 30, 2010. At December 31, 2009 the Company owned $7.5 million in private label CMOs. With the continued erosion in the underlying collateral, management made the decision to sell the entire private label CMO portfolio during the first quarter of 2010 resulting in a realized loss of $107,000. During the first six months of 2010, the Company also had additional sales of several small pools of mortgage backed securities and calls on state and political subdivision securities totaling $5.0 million and generating net gains of $71,000. On June 30, 2010, the Company had net unrealized gains of $4.0 million. During the six month period, the Company purchased $34.5 million in new securities leveraging the proceeds from the aforementioned sales and calls and the influx of cash from the increase in deposits during the period.

Loans held for investment increased from $353.7 million to $372.8 million. The Company experienced positive growth trends in all areas of its real estate loan portfolio. Real estate one to four dwelling experienced the largest growth increasing 5.8% or $8.3 million. A portion of this increase is related to funding on existing commitments related to construction loans. Loans held for sale decreased 24.2% or $637,000 during the period. The allowance for loan losses was $5.6 million at June 30, 2010, which represents 1.51% of the loan portfolio. Refer to the Asset Quality discussion on page 25 for further information.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Premises and equipment, interest receivable, bank owned life insurance and prepaid assets increased $481,000, $339,000, $121,000 and $62,000, respectively. Other real estate owned declined $138,000. Federal Home Loan Bank stock increased $129,000 because member institutions are required to increase their ownership as they increase their utilization of FHLB borrowings.

Customer deposits, our primary funding source, experienced a $33.1 million increase during the six months ended June 30, 2010, increasing from $376.8 million to $409.9 million. Demand noninterest bearing checking increased $5.7 million, while interest checking and money market accounts increased $30.2 million for the period. This increase is attributed to approximately $15.0 million in new public funds from one relationship and also from a shift from time deposits to money market accounts. Savings deposits grew $4.5 million. Time deposits over $100,000 experienced a decline of $453,000, while other time deposits declined $6.8 million during the first six months of 2010.

Total borrowings increased $2.5 million for the period which consist of both short-term and long-term borrowed funds primarily from the Federal Home Loan Bank. At June 30, 2010, $40.0 million of the total borrowings of $56.1 million were comprised of Federal Home Loan Bank advances.

Other liabilities decreased from $3.1 million at December 31, 2009 to $2.4 million at June 30, 2010, a decrease of $645,000.

At June 30, 2010, total shareholders’ equity was $46.2 million, an increase of $2.2 million from December 31, 2009. Net income for the period was $870,000. Unrealized gains on investment securities, net of tax improved $1.6 million. These increases were offset as the Company also recorded $273,000 in dividends on the series A and B preferred stock for the six months period. At June 30, 2010, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended June 30, 2010 and 2009.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $331,000 for the three months ended June 30, 2010, as compared to $623,000 for the three months ended June 30, 2009, a decrease of $292,000. Net income available to common shareholders was $170,000 or $0.02 per common share at June 30, 2010, compared to $463,000 or $0.06 per common share at June 30, 2009. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

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

Net interest income for the three months ended June 30, 2010 was $4.8 million as compared with $4.2 million during the three months ending June 30, 2009, resulting in an increase of $586,000, or 14.0%. During the quarter ending June 30, 2010 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $309,000. The average yield on our interest–earning assets decreased 40 basis points to 5.47%, while the average rate we paid for our interest-bearing liabilities decreased 67 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of 27 basis points in our interest rate spread, from 3.74% in 2009 to 4.01% in 2010. Our net interest margin was 4.19% and 4.02% for the comparable three month periods in 2010 and 2009 respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2010 and 2009:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Taxable securities	$79,760	$62,238	$677	$772	3.40%	4.98%
Nontaxable securities (1)	8,092	15,582	79	173	6.46%	7.26%
Short-term investments	7,254	8,124	10	19	0.55%	0.94%
Taxable loans	363,983	340,424	5,431	5,173	5.98%	6.10%
Non-taxable loans (1)	6,431	5,071	61	45	6.18%	5.74%

Total interest-earning assets	465,520	431,439	6,258	6,182	5.47%	5.87%

Interest-bearing liabilities:
Interest-bearing deposits	351,312	323,611	1,048	1,557	1.20%	1.93%
Short-term borrowed funds	22,963	21,262	157	71	2.74%	1.34%
Long-term debt	34,892	30,494	281	368	3.23%	4.84%

Total interest bearing liabilities	409,167	375,367	1,486	1,996	1.46%	2.13%

Net interest spread	$56,353	$56,072	$4,772	$4,186	4.01%	3.74%

Net interest margin (1)
(% of earning assets)					4.19%	4.02%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $830,000 for the three months ending June 30, 2010 compared to $196,000 for the same period in 2009. There were net loan charge-offs of $596,000 for the three months ended June 30, 2010 as compared with net loan charge-offs of $37,000 during the same period of 2009. Refer to the Asset Quality discussion on page 24 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $350,000 for the three month period ending June 30, 2010 as compared to the same period in 2009. Income from mortgage loan sales decreased $741,000 from $1.1 million for the quarter ended June 30, 2009 to $390,000 for the same period in 2010. The decline in interest rates late in 2008 and during first quarter of 2009 lead to a wave of mortgage refinancing, as customers were able to refinance again at a lower rate. The volume of refinanced loans was much lower in the second quarter of 2010. Service charges on deposit accounts produced earnings of $563,000 for the three months ended June 30, 2010. Other service fees and commissions experienced a 33.6% increase for the comparable three month period. This is due in part to a reduction in the write-down of servicing assets due to the refinanced mortgage loans. Income generated from brokerage commissions and asset management fees increased $85,000. The Company realized income on the sale of investments in the amount of $62,000 in the second quarter of 2010, as compared to $20,000 for the same period in 2009.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2010 was $5.2 million compared to $5.3 million for the same period of 2009, a decrease of $66,000. Salaries and employee benefits, the largest component of noninterest expense, was $2.9 million for both for the quarters ending June 30, 2010 and 2009. Net occupancy expense and equipment expense had a combined increase of $26,000. Professional fees and services increased $46,000, primarily related to an increase in legal fees, attributed to loan foreclosures. FDIC assessment costs decreased $102,000 due to a special assessment charged by FDIC to all FDIC-insured financial institutions during the second quarter of 2009. Other noninterest expense decreased $105,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended June 30,
	2010	2009
	(in thousands)

Office supplies and printing	$89	$83
Postage	49	53
Telephone and data lines	51	56
Loan collection expense	61	105
Foreclosed loan expense	77	50
Shareholder relations expense	43	56
Dues and subscriptions	41	42
Other	287	358

Total	$698	$803

Income Tax Expense

The Company had income tax expense of $219,000 for the three months ended June 30, 2010 resulting in an effective tax rate of 39.8% compared to income tax expense of $259,000 and an effective rate of 29.4% in the 2009 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The Company had approximately $6.0 million in state municipal securities that had call features that were called during the second half of 2009. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2009 quarter.

Comparison of Results of Operations For the Six Months Ended June 30, 2010 and 2009.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $870,000 for the six months ended June 30, 2010, as compared to $1.5 million for the six months ended June 30, 2009, a decrease of $658,000. Net income available to common shareholders was $547,000 or $0.07 per common share at June 30, 2010, compared at $1.2 million or $0.16 per common share at June 30, 2009. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

Net Interest Income

Net interest income for the six months ended June 30, 2010 was $9.3 million as compared with $8.5 million during the six months ended June 30, 2009, resulting in an increase of $866,000, or 10.2%. During the quarter ending June 30, 2010 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $420,000. The average yield on our interest–earning assets decreased 41 basis points to 5.58%, while the average rate we paid for our interest-bearing liabilities decreased 68 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of 27 basis points in our interest rate spread, from 3.80% in 2009 to 4.07% in 2010. Our net interest margin was 4.25% and 4.09% for the comparable six month periods in 2010 and 2009 respectively. A portion of the Company’s loan portfolio has interest rate floors in place on the loans. This feature has attributed to the improved interest margin, however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2010 and 2009:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Taxable securities	$72,842	$60,475	$1,330	$1,556	3.68%	5.19%
Nontaxable securities (1)	8,650	16,103	170	359	6.46%	7.32%
Short-term investments	5,062	7,224	18	43	0.72%	1.20%
Taxable loans	358,379	343,380	10,672	10,499	6.01%	6.17%
Non-taxable loans (1)	6,487	4,793	122	94	6.18%	6.40%

Total interest-earning assets	451,420	431,975	12,312	12,551	5.58%	5.99%

Interest-bearing liabilities:
Interest-bearing deposits	340,293	315,987	2,132	3,165	1.26%	2.02%
Short-term borrowed funds	25,346	29,015	298	186	2.37%	1.29%
Long-term debt	31,038	30,707	548	732	3.56%	4.81%

Total interest bearing liabilities	396,677	375,709	2,978	4,083	1.51%	2.19%

Net interest spread	$54,743	$56,266	$9,334	$8,468	4.07%	3.80%

Net interest margin (1)
(% of earning assets)					4.25%	4.09%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $1.0 million for the six months ending June 30, 2010 compared to $568,000 for the same period in 2009. There were net loan charge-offs of $684,000 for the six months ended June 30, 2010 as compared with net loan charge-offs of $197,000 during the same period of 2009. Refer to the Asset Quality discussion on page 24 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $1.1 million for the six month period ending June 30, 2010 as compared to the same period in 2009. Income from mortgage loan sales decreased $1.8 million from $2.6 million for the six months ended June 30, 2009 to $736,000 for the same period in 2010. The decline in interest rates late in 2008 and during first quarter of 2009 lead to a wave of mortgage refinancing, as customers were able to refinance again at a lower rate. The volume of refinanced loans was much lower in the first six months of 2010. Service charges on deposit accounts produced earnings of $1.1 million for the six months ended June 30, 2010. Other service fees and commissions experienced a 38.5% increase for the comparable six month period. This is due in part to a reduction in the write-down of servicing assets due to the refinanced mortgage loans. Income generated from brokerage commissions and asset management fees increased $175,000. The Company realized losses on the sale of investments in the amount of $36,000 in the first six months of 2010, as compared to $20,000 for the same period in 2009. The Company had an investment in Silverton Bank stock that was a nonmarketable security which was written off as of March 31, 2009. The Company also recognized other-than-temporary impairment of $204,000 during the second quarter of 2009.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2010 was $10.4 million compared to $10.2 million for the same period of 2009, an increase of $227,000. Salaries and employee benefits, the largest component of noninterest expense, decreased $45,000 to $5.7 million for the period ending June 30, 2010. Net occupancy expense and equipment expense had a combined increase of $48,000. Professional fees and services increased $216,000, primarily related to an increase in legal fees, attributed to loan collections. Other noninterest expense decreased $96,000 for the comparable six month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Office supplies and printing	$177	$160
Postage	101	102
Telephone and data lines	113	111
Loan collection expense	96	190
Foreclosed loan expense	131	68
Shareholder relations expense	93	100
Dues and subscriptions	90	85
Other	593	674

Total	$1,394	$1,490

Income Tax Expense

The Company had income tax expense of $460,000 for the six months ended June 30, 2010 resulting in an effective tax rate of 34.59% compared to income tax expense of $714,000 and an effective rate of 31.85% in the 2009 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The Company had approximately $6.0 million in state municipal securities that were called during the second half of 2009. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2009 quarter.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. Management continuously evaluates the adequacy of the allowance for loan loss. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based either on discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

The provision for loan losses was $1.0 million for the six months ended June 30, 2010 as compared to $568,000 for the same period in 2009. During the first six months of 2010 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $40.6 million compared to $24.1 million at December 31, 2009, an increase of $16.5 million. The increase in the level of impaired loans resulted from nine customer relationships totaling $16.8 million that are included in impaired loans. These relationships are deemed impaired from a cashflow standpoint, however, we believe they are more than adequately collateralized. At this time the collateral appears to be the primary source for the repayment. Total nonaccrual loans, which are a component of impaired loans, increased from $5.6 million at December 31, 2009 to $8.9 million at June 30, 2010. The Company had net loan charge-offs for the first six months of 2010 of $684,000 compared to net loan charge-offs of $197,000 for the same period in 2009.

The allowance expressed as a percentage of gross loans held for investment increased 2 basis points from 1.49% at December 31, 2009 to 1.51% at June 30, 2010. FAS 5 allowance as a percentage of non-impaired loans decreased from 0.71% at December 31, 2009 to 0.66% at June 30, 2010, a decrease of five basis points. One of the factors attributing to this decrease was a drop in the unemployment rates that is one of the components in the FAS 5 calculation in the model. Another factor related to this decrease was the increase in nonaccruals loans. Once a relationship is nonaccrual, the relationship is pulled out of the FAS 5 calculation and evaluated under FAS 114 for impairment. Not all relationships evaluated under FAS 114 have impairment and this can result in a decrease in the overall allowance for loan loss. Nonperforming loans, which consist solely of nonaccrual loans, to total loans increased from 1.59% at December 31, 2009, to 2.41% at June 30, 2010. During the period the Company had a decrease in other real estate owned of $138,000. Even in these difficult economic times, management believes the current level of the allowance for loan losses to be adequate at this time.

The following nonperforming loan table shows the comparison for the six months ended June 30, 2010 to December 31, 2009:

Nonperforming Assets

(dollars in thousands)

	June 30, 2010	December 31, 2009
Nonperforming assets:
Nonaccrual loans	$8,973	$5,630
Other real estate owned	3,281	3,419

Total nonperforming assets	$12,254	$9,049

Accruing loans past due 90 days or more	$312	$17
Allowance for loans losses	5,635	5,276
Nonperforming loans to total loans	2.41%	1.59%

Allowance for loan losses to total loans	1.51%	1.49%
Nonperforming assets to total loans and other real estate	3.29%	2.56%
Nonperforming assets to total assets	2.38%	1.89%
Allowance for loan losses to nonperforming loans	62.80%	93.71%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $18.8 million at June 30, 2010, with available credit of $18.8 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $35.3 million, access to borrowings from the Federal Reserve Bank discount window, with available credit of $16.1 million and the issuance of commercial paper. Total debt from these sources aggregated $56.1 million at June 30, 2010, compared to $53.6 million at December 31, 2009. The Company also has access to out of the market brokered deposits as long as they maintain a “well-capitalized position. At this time the Company does not have any brokered deposits.

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

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. At June 30, 2010, the total risk based for the Company and each subsidiary was as follows; the Company 13.94%, Bank of Stanly 12.96%, Anson Bank and Trust 14.02% and Cabarrus Bank and Trust 13.02%. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. The Company completed a private placement of subordinated debt during 2008 that qualifies as regulatory capital. This subordinated debt has a seven year maturity. The first two years the entire amount is included in regulatory capital and then is reduced by 20 percent a year until its maturity. At June 30, 2010, the Company had $7.4 million in outstanding subordinated debt and $10.0 million in preferred stock issued and outstanding to the United States Department of the Treasury.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations. However, on July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into legislation. The Act substantially rewrites the rules governing financial service providers and products, and implementation of the Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Key provisions of the Act include, among other things, (i) a new risk-based approach to financial services regulation giving federal bank regulatory agencies new authority to monitor the systemic safety of the financial system, take proactive steps to reduce or eliminate risks, impose strict controls on large bank holding companies and significant non-bank financial companies and take direct control of troubled financial companies; (ii) new regulation of systemically risky institutions by putting into place several new entities and a statutory liquidation process; (iii) increased bank supervision through establishment of the equivalent of a prompt corrective action program for large bank holding companies, requiring capital requirements for holding companies that are at least as strict as the capital requirements for depository institutions and direction to federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system; (iv) establishment of a new independent federal regulatory body for consumer protection known as the Bureau of Consumer Financial Protection that will assume responsibility for most consumer protection laws; and, (v) placement of certain restrictions on investment and other activities by depository institutions, holding companies and affiliates including significant increases in the regulation of mortgage lending and servicing by banks and non-banks.

The Company is unsure and cannot know with certainty what the impact of the Act on the Company’s and its bank subsidiaries’ business, financial condition and results of operations will be and expect that some provisions of the Act may have adverse effects, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Act, a potential increase in competition for deposits resulting from the rise in cost of funding using non-deposit liabilities which will now be subject to Federal Deposit Insurance Corporation assessments and the potential loss of interchange fee income from debit and credit card transactions.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the second quarter of 2010. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

UWHARRIE CAPITAL CORP
(Registrant)

Date: August 12, 2010	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 12, 2010		By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

10.5	Amendment to the Employee Stock Ownership Plan and Trust *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference

**	Filed here within this report