Form 10-Q
period 2010-09-30
UWHARRIE CAPITAL CORP
filed 2010-11-15
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,593,929 shares of common stock outstanding as of November 8, 2010.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2010 (Unaudited)	December 31, 2009*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,580	$7,521
Interest-earning deposits with banks	8,925	3,338
Securities available for sale, at fair value	90,983	76,317
Loans held for sale	3,096	2,628
Loans:
Loans held for investment	385,843	353,729
Less allowance for loan losses	(7,462)	(5,276)

Net loans held for investment	378,381	348,453

Premises and equipment, net	14,546	13,646
Interest receivable	2,179	2,077
Federal Home Loan Bank stock	3,379	3,201
Bank owned life insurance	5,902	5,714
Goodwill	987	987
Other real estate owned	3,887	3,419
Prepaid assets	2,493	2,617
Other assets	7,008	7,928

Total assets	$529,346	$477,846

LIABILITIES
Deposits:
Demand noninterest-bearing	$48,085	$44,924
Interest checking and money market accounts	182,052	137,708
Savings deposits	36,783	32,120
Time deposits, $100,000 and over	67,367	64,736
Other time deposits	91,262	97,286

Total deposits	425,549	376,774

Short-term borrowed funds	22,010	26,940
Long-term debt	32,587	26,643
Interest payable	380	396
Other liabilities	2,616	3,069

Total liabilities	483,142	433,822

Off balance sheet items, commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized; 10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(325)	(400)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital	14,032	14,030
Unearned ESOP compensation	(711)	(667)
Undivided profits	10,939	10,056
Accumulated other comprehensive income	2,277	1,013

Total shareholders’ equity	46,204	44,024

Total liabilities and shareholders’ equity	$529,346	$477,846

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,393	$5,281	$16,187	$15,874
Investment securities
US Treasury	168	1	327	1
US Government agencies and corporations	482	785	1,652	2,335
State and political subdivisions	72	145	243	510
Interest-earning deposits with banks and federal funds sold	9	14	27	57

Total interest income	6,124	6,226	18,436	18,777

Interest Expense
Interest checking and money market accounts	245	211	723	608
Savings deposits	87	67	239	190
Time deposits, $100,000 and over	297	505	901	1,597
Other time deposits	406	708	1,304	2,261
Short-term borrowed funds	176	64	474	250
Long-term debt	267	374	815	1,106

Total interest expense	1,478	1,929	4,456	6,012

Net interest income	4,646	4,297	13,980	12,765
Provision for loan losses	2,053	295	3,096	863

Net interest income after provision for loan losses	2,593	4,002	10,884	11,902

Noninterest Income
Service charges on deposit accounts	583	616	1,712	1,751
Other service fees and commissions	782	595	2,211	1,627
Gain on sale of securities, net	1,520	124	1,484	104
Loss on nonmarketable securities	—	—	—	(172)
Total other-than-temporary impairment (loss)	—	—	—	(1,782)
Portion of loss recognized in other comprehensive income	—	(183)	—	1,395

Net impairment recognized in earnings	—	(183)	—	(387)
Gain (loss) fixed assets/other assets	(1)	(18)	(61)	(38)
Income from mortgage loan sales	880	364	1,616	2,931
Other income	173	135	401	319

Total noninterest income	3,937	1,633	7,363	6,135

Noninterest Expense
Salaries and employee benefits	2,975	2,822	8,689	8,581
Net occupancy expense	322	302	860	789
Equipment expense	210	186	568	547
Data processing costs	212	203	623	592
Professional fees and services	297	298	928	713
Marketing and donations	243	176	625	509
Electronic banking expense	211	184	588	539
Software amortization and maintenance	129	118	359	341
FDIC insurance	195	384	547	732
Other noninterest expense	1,012	642	2,406	2,132

Total noninterest expense	5,806	5,315	16,193	15,475

Income before income taxes	724	320	2,054	2,562
Income taxes	227	30	687	744

Net income	$497	$290	$1,367	$1,818

Net Income	$497	290	1,367	1,818
Dividends – preferred stock	(161)	(160)	(484)	(481)

Net income available to common shareholders	$336	$130	$883	$1,337

Net income per common share
Basic	$0.04	$0.02	$0.12	$0.18

Diluted	$0.04	$0.02	$0.12	$0.18

Weighted average shares outstanding
Basic	7,490,196	7,476,197	7,487,875	7,472,033
Diluted	7,490,196	7,476,197	7,487,875	7,472,033

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income(Loss)	Total
	(in thousands, except share data)

Balance, December 31, 2009	7,593,929	$10,000	$500	$(400)	$9,492	$14,030	$(667)	$10,056	$1,013	$44,024
Net income	—	—	—	—	—	—	—	1,367	—	1,367
Other comprehensive income	—	—	—	—	—	—	—	—	1,264	1,264
Release of ESOP shares	—	—	—	—	—	—	56	—	—	56
Increase in ESOP receivable	—	—	—	—	—	—	(100)	—	—	(100)
Stock compensation expense	—	—	—	—	—	2	—	—	—	2
Record preferred stock dividend and discount accretion	—	—	—	75	—	—	—	(484)	—	(409)

Balance, September 30, 2010	7,593,929	$10,000	$500	$(325)	$9,492	$14,032	$(711)	$10,939	$2,277	$46,204

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,367	$1,818
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	595	583
Net amortization of security premiums/discounts	265	84
Impairment of securities available for sale	—	387
Net amortization of mortgage servicing rights	537	864
Impairment of foreclosed real estate	76	34
Provision for loan losses	3,096	863
Stock compensation	2	10
Net realized gain on available for sales securities	(1,484)	(104)
Income from mortgage loan sales	(1,616)	(2,931)
Proceeds from sales of loans held for sale	56,388	123,462
Origination of loans held for sale	(55,823)	(120,426)
(Gain) loss on sale of premises, equipment and other assets	10	(1)
Loss on nonmarketable securities	—	172
Increase in cash surrender value of life insurance	(188)	(141)
(Gain) loss on sales of foreclosed real estate	51	39
Release of ESOP shares	56	53
Net change in interest receivable	(102)	(147)
Net change in other assets	(982)	(1,426)
Net change in interest payable	(16)	(46)
Net change in other liabilities	(453)	452

Net cash provided by operating activities	1,779	3,599

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	52,070	22,272
Purchase of securities available for sale	(61,964)	(36,208)
Net increase in loans	(34,419)	(12,378)
Proceeds from sale of premises, equipment and other assets	—	1
Purchase of premises and equipment	(1,505)	(2,935)
Proceeds from sales of foreclosed real estate	799	1,138
Investment in other assets	(216)	(1,076)
Net change in Federal Home Loan Bank stock	(178)	(917)

Net cash used by investing activities	(45,413)	(30,103)

Cash flows from financing activities
Net increase in deposit accounts	48,775	17,860
Net increase (decrease) in short-term borrowed funds	(4,930)	7,567
Net increase (decrease) in long-term debt	5,944	(854)
Repurchase of common stock	—	—
Net proceeds from issuance of common stock	—	—
Increase in ESOP note receivable	(100)	—
Dividend on preferred stock	(409)	(406)

Net cash provided by financing activities	49,280	24,167

Increase (decrease) in cash and cash equivalents	5,646	(2,337)
Cash and cash equivalents, beginning of period	10,859	13,284

Cash and cash equivalents, end of period	$16,505	$10,947

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net Income	$497	$290	$1,367	$1,818

Other comprehensive loss
Unrealized gain (losses) on available for sale securities	1,022	1,704	3,541	2,590
Related tax effect	(394)	(648)	(1,365)	(982)
Reclassification of loss (gains) recognized in net income	(1,520)	(124)	(1,484	(104)
Related tax effect	586	48	572	40
Reclassification of losses for which credit-related portion was recognized in net income	—	183	—	387
Related tax effect	—	(71)	—	(149)

Total other comprehensive gain (loss)	(306)	1,092	1,264	1,782

Comprehensive income	$191	$1,382	$2,631	$3,600

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and nine periods ended September 30, 2010 and 2009, the Company had 180,571 and 459,856 stock options outstanding, respectively. They did not have a dilutive effect on per share results because the exercise prices exceeded the average share values for each period.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average number of common shares outstanding	7,593,929	7,593,929	7,593,929	7,593,929

Effect of ESOP shares	(103,733)	(117,732)	(106,054)	(121,926)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,490,196	7,476,197	7,487,875	7,472,033

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,490,196	7,476,197	7,487,875	7,472,033

Note 4 – Investment Securities

Amortized cost and fair value of securities available for sale are summarized below:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$51,724	$1,645	$98	$53,271
U.S. Government agencies	19,183	1,021	—	20,204
Mortgage-backed securities and CMO’s	9,400	471	—	9,871
State and political subdivisions	7,181	456	—	7,637

Total securities available for sale	$87,488	$3,593	$98	$90,983

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$3,024	$—	$5	$3,019
U.S. Government agencies	20,736	246	11	20,971
Mortgage-backed securities and CMO’s	34,186	1,056	—	35,242
Private label CMO’s	7,468	117	85	7,500
State and political subdivisions	9,276	309	—	9,585

Total securities available for sale	$74,690	$1,728	$101	$76,317

At September 30, 2010 and December 31, 2009 the Company owned Federal Reserve stock reported at cost of $779,000 and included in other assets. Also at September 30, 2010 and December 31, 2009, the Company owned Federal Home Loan Bank Stock (FHLB) of $3.4 million and $3.2 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership and borrowings with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2010.

Results from sales of securities available for sale for the three and nine month periods ended September 30, 2010 and September 30, 2009 are as follows:

	Three Months Ended September 30,
	2010	2009
	(dollars in thousands)
Gross proceeds from sales	$29,875	$3,628

Realized gains from sales	$1,733	$124
Realized losses from sales	(213)	—

Net realized gains	$1,520	$124

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Gross proceeds from sales	$42,306	$6,171

Realized gains from sales	$1,957	$198
Realized losses from sales	(473)	(94)

Net realized gains	$1,484	$104

At September 30, 2010 and December 31, 2009 securities available for sale with a carrying amount of $41.4 million and $11.4 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At September 30, 2010 the unrealized losses related to six U.S. Treasury notes. At December 31, 2009 the unrealized losses related to three U.S. Treasury notes, three U.S. Government Agencies, and five mortgage backed securities and CMOs.

	Less than 12 Months		12 Months or More		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$27,350	$98	$—	$—	$27,350	$98

	$27,350	$98	$—	$—	$27,350	$98

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$3,019	$5	$—	$—	$3,019	$5
U.S. Gov’t agencies	10,327	11	—	—	10,327	11
Mortgage-backed securities and CMO’s	—	—	134	—	134	—
Private label CMO’s	—	—	1,625	85	1,625	85

	$13,346	$16	$1,759	$85	$15,105	$101

Other than Temporary Impairment
Private label CMO’s	$—	$—	$3,667	$—	$3,667	$—

	$—	$—	$3,667	$—	$3,667	$—

The Company routinely reviews interest rates, issuer ratings and any underlying collateral to identify and evaluate each investment security to determine whether other-than-temporary impairment (“OTTI”) has occurred. The Company’s OTTI problems have all centered around its private label collateralized mortgage obligations portfolio. The entire portfolio was sold during the first quarter if 2010 realizing a loss of $107,000. At this time the Company does not have any securities with OTTI and also has the ability and the intent to hold the securities within its investment portfolio.

Based on these evaluations, the Company did have OTTI on four private label collateralized mortgage obligations (“CMOs”) at September 30, 2009. An other-than-temporary charge of $387,000 due to the credit-related factors was recognized in earnings during the quarter ending September 30, 2009 and $1.4 million was determined to relate to other non-credit-related factors in the market place. The difference between total unrealized losses and estimated credit losses on these securities was charged against equity, net of deferred taxes, as a component of Other Comprehensive Income.

The following table for the nine months ended September 30, 2010 and 2009, shows a roll forward of the amount related to credit losses recognized on debt securities held by the Company for a portion of an other-than-temporary impairment was recognized in other comprehensive income. There were no losses for the period ended September 30, 2010.

	September 30, 2009	September 30, 2010
	(in thousands)
Balance of credit losses on debt securities at the beginning of the period	$204	$—
Increase related to credit loss for which an other-than-temporary impairment was recognized	183	107
Realized loss from sales	—	(107)

Balance of credit losses on debt securities at the end of the period	$387	$—

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2010 and December 31, 2009 by remaining contractual maturity are as follows:

	September 30, 2010
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury
Due within one year	1,000	1,007
Due after one but within five years	2,020	2,082
Due after five but within ten years	48,704	50,182

	51,724	53,271

U.S. Government agencies
Due after one but within five years	19,183	20,204

	19,183	20,204

Mortgage-backed securities
Due after five but within ten year	2,122	2,244
Due after ten years	7,278	7,627

	9,400	9,871

State and political
Due within one year	578	581
Due after one but within five years	3,290	3,490
Due after five but within ten year	1,310	1,447
Due after ten years	2,003	2,119

	7,181	7,637

Total Securities available for sale
Due within one year	1,578	1,588
Due after one but within five years	24,493	25,776
Due after five but within ten year	52,136	53,873
Due after ten years	9,281	9,746

	$87,488	$90,983

	December 31, 2009
	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury
Due after one but within five years	3,024	3,019

U.S. Government agencies
Due after one but within five years	15,485	15,722
Due after five but within ten years	5,251	5,249

	20,736	20,971

Mortgage-backed securities
Due after one year but within five years	265	269
Due after five but within ten year	8,311	8,676
Due after ten years	25,610	26,297

	34,186	35,242

Private label CMO’s
Due after ten years	7,468	7,500

State and political
Due within one year	576	577
Due after one but within five years	3,886	4,024
Due after five but within ten year	2,113	2,213
Due after ten years	2,701	2,771

	9,276	9,585

Total Securities available for sale
Due within one year	576	577
Due after one but within five years	22,660	23,034
Due after five but within ten year	15,675	16,138
Due after ten years	35,779	36,568

	$74,690	$76,317

Note 5 – Loans

	September 30, 2010	December 31, 2009
	(in thousands)
Loans outstanding at period end:
Commercial	$51,059	$51,723
Real estate-construction	56,828	44,976
Real estate-residential	159,897	144,292
Real estate-commercial	100,713	95,938
Consumer loans	16,628	16,628
All other loans	718	172

Total	$385,843	$353,729

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Analysis of the allowance for loan losses
Balance at beginning of period	$5,635	$4,732	$5,276	$4,361

Provision charged to operations	2,053	295	3,096	863

Charge-offs	(246)	(207)	(947)	(448)
Recoveries	20	8	37	52

Net (charge-offs)	(226)	(199)	(910)	(396)

Balance at end of period	$7,462	$4,828	$7,462	$4,828

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2010, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$93,518
Credit card commitments	9,286
Standby letters of credit	1,331

Total commitments	$104,135

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	(dollars in thousands)
	Total	Level 1		Level 2	Level 3
Securities available for sale:
US Treasury	$53,271		$53,271	$—	$—
US Government agencies	20,204		20,204	—	—
Mortgage-backed securities and CMO’s	9,871		—	9,871	—
State and political subdivisions	7,637		—	7,637	—

Total assets at fair value	$90,983		$73,475	$17,508	$—

Total liabilities at fair value	$—	$		$—	$—

	December 31, 2009
	(dollars in thousands)
	Total	Level 1		Level 2	Level 3
Securities available for sale:
US Treasury	$3,019		$3,019	$—	$—
US Government agencies	20,971		20,971	—	—
Mortgage-backed securities and CMO’s	35,242		—	35,242	—
Private label CMO’s	7,500		—	7,500	—
State and political subdivisions	9,585		—	9,585	—

Total assets at fair value	$76,317		$23,990	$52,327	$—

Total liabilities at fair value	$—	$		$—	$—

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Receivables, Loan and Debt Securities. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$13,217	$—	$—	$13,217
Other real estate owned	1,154	—	1,154	—

Total assets at fair value	$14,371	$—	$1,154	$13,217

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$13,519	$—	$—	$13,519
Other real estate owned	1,724	—	1,724	—

Total assets at fair value	$15,243	$—	$1,724	$13,519

Total liabilities at fair value	$—	$—	$—	$—

Note 8 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2010 and December 31, 2009, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or the price for which a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$16,505	$16,518	$10,859	$10,896
Securities available for sale	90,983	90,983	76,317	76,317
Loans held for investment, net	378,381	392,751	348,453	363,619
Loans held for sale	3,096	3,127	2,628	2,634
FHLB and FRB Stock	4,158	4,158	3,980	3,980
Bank-owned life insurance	5,902	5,902	5,714	5,714
Mortgage servicing rights	1,936	2,079	1,890	2,193
Accrued interest receivables	2,179	2,179	2,077	2,077

Financial Liabilities
Deposits	$425,549	$429,974	$376,774	$400,997
Short-term borrowings	22,010	22,010	26,940	26,940
Long-term debt	32,587	33,860	26,643	28,173
Accrued interest payable	380	380	396	396

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

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•

Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on current market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation.

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

At September 30, 2010, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 6.

Note 9 – Recent Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, an update to ASC 860-10, “Transfers and Servicing,” and ASU 2009-17, an update to ASC 810-10, “Consolidation.” These updates are effective for the first interim reporting period of 2010. The update to ASC 860-10 amends the guidance to eliminate the concept of a QSPE and changes some of the requirements for derecognizing financial assets. The amendments to ASC 810-10: (a) eliminate the exemption for existing QSPEs from U.S. GAAP, (b) shift the determination of which enterprise should consolidate a VIE to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant to the VIE will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company adopted this ASU and it had no impact on the financial statements.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009.

During the nine months ended September 30, 2010, the Company’s total assets increased $51.5 million, from $477.8 million to $529.3 million. During the same period, loans held for investment also increased $32.1 million, while securities available for sale increased $14.7 million.

Cash and cash equivalents increased $5.6 million during the nine months ended September 30, 2010. Cash and due from banks increased $59,000, while interest-earning deposits with banks increased $5.6 million.

Investment securities increased from $76.3 million to $91.0 million for the nine months ended September 30, 2010. At December 31, 2009 the Company owned $7.5 million in private label CMOs. With the continued erosion in the underlying collateral, management made the decision to sell the entire private label CMO portfolio during the first quarter of 2010 resulting in a realized loss of $107,000. During the third quarter of 2010 as the Company’s loan demand continued to grow along with the need to fund outstanding construction loan commitments, the Company recognized the need to increase its liquidity. Also, at this time of the year deposit growth typically slows on a seasonal basis. The Company made the decision to sell $29.9 million in investments realizing gains of $1.5 million. A portion of these proceeds were reinvested in U.S. Treasury notes with the remainder staying in interest-bearing bank deposits. During the first nine months of 2010, the Company also had additional sales of several small pools of mortgage backed securities and calls on state and political subdivision securities totaling $5.0 million and generating net gains of $71,000. On September 30, 2010, the Company had net unrealized gains of $3.5 million. During the nine month period, the Company purchased a total $62.0 million in new securities reinvesting the proceeds from the aforementioned sales and calls and the influx of cash from the increase in deposits during the period.

Loans held for investment increased from $353.7 million to $385.8 million. The Company experienced positive growth trends in all areas of its real estate loan portfolio. Real estate one to four dwelling experienced the largest growth increasing 10.9% or $15.7 million. A portion of this increase is related to funding on existing commitments related to construction loans. While real estate lending has been increasing during the period, it has been offset by a decrease of $664,000 in commercial lending. Loans held for sale increased 17.8% or $468,000 during the period. The allowance for loan losses was $7.5 million at September 30, 2010, which represents 1.93% of the loan portfolio. Refer to the Asset Quality discussion on page 24 for further information.

Other real estate owned increased $468,000 to $3.9 million during the first nine months of 2010. There were additional properties added during the nine months totaling $1.4 million. These additions however, have been offset by sales of $851,000 and impairments of $76,000. The sales resulted in realized losses of $51,000 for the nine month period.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, prepaid assets and other assets. Premises and equipment, interest receivable and bank owned life insurance increased $900,000, $102,000 and $188,000, respectively. Federal Home Loan Bank stock increased $178,000 because member institutions are required to increase their ownership as they increase their utilization of FHLB borrowings.

Customer deposits, our primary funding source, experienced a $48.7 million increase during the nine months ended September 30, 2010, increasing from $376.8 million to $425.5 million. Demand noninterest bearing checking increased $3.2 million, while interest checking and money market accounts increased $44.3 million for the period. This increase is attributed to approximately $18.0 million in new public funds from one relationship and also from a shift from time deposits to money market accounts. Savings deposits grew $4.7 million. Time deposits over $100,000 experienced growth of $2.6 million, while other time deposits declined $6.0 million during the first nine months of 2010.

Total borrowings increased $1.0 million for the period and consisted of both short-term and long-term borrowed funds primarily from the Federal Home Loan Bank. At September 30, 2010, $39.0 million of the total borrowings of $54.6 million were comprised of Federal Home Loan Bank advances.

Other liabilities decreased from $3.1 million at December 31, 2009 to $2.6 million at September 30, 2010, a decrease of $453,000.

At September 30, 2010, total shareholders’ equity was $46.2 million, an increase of $2.2 million from December 31, 2009. Net income for the period was $1.4 million. Unrealized gains on investment securities, net of tax improved $1.3 million. These increases were offset by a net increase in unearned ESOP compensation of $44,000. The ESOP trust setup a new line of credit with the Company to be used to purchase shares for the ESOP. The aforementioned increases were also offset as the Company recorded $484,000 in dividends on the series A and B preferred stock for the nine months period. At September 30, 2010, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended September 30, 2010 and 2009.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $497,000 for the three months ended September 30, 2010, as compared to $290,000 for the three months ended September 30, 2009, an increase of $207,000. Net income available to common shareholders was $336,000 or $0.04 per common share at September 30, 2010, compared to $130,000 or $0.02 per common share at September 30, 2009. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

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

Net interest income for the three months ended September 30, 2010 was $4.6 million as compared with $4.3 million during the three months ending September 30, 2009, resulting in an increase of $349,000, or 8.1%. During the quarter ending September 30, 2010 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $435,000. The average yield on our interest–earning assets decreased 71 basis points to 5.12%, while the average rate we paid for our interest-bearing liabilities decreased 63 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in a decrease of 8 basis points in our interest rate spread, from 3.81% in 2009 to 3.73% in 2010. Our net interest margin was 3.90% and 4.06% for the comparable three month periods in 2010 and 2009 respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2010 and 2009:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Taxable securities	$84,066	$63,860	$650	$788	3.07%	4.90%
Nontaxable securities (1)	7,606	12,806	72	143	6.09%	7.20%
Short-term investments	7,804	7,218	9	14	0.46%	0.77%
Taxable loans	375,681	342,610	5,335	5,217	5.63%	6.04%
Non-taxable loans (1)	6,110	6,302	58	64	6.17%	6.61%

Total interest-earning assets	481,267	432,796	6,124	6,226	5.12%	5.83%

Interest-bearing liabilities:
Interest-bearing deposits	364,212	330,285	1,035	1,491	1.13%	1.79%
Short-term borrowed funds	22,639	17,157	176	64	3.08%	1.48%
Long-term debt	35,885	31,435	267	374	2.95%	4.72%

Total interest bearing liabilities	422,736	378,877	1,478	1,929	1.39%	2.02%

Net interest spread	$58,531	$53,919	$4,646	$4,297	3.73%	3.81%

Net interest margin (1) (% of earning assets)					3.90%	4.06%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $2.1 million for the three months ending September 30, 2010 compared to $295,000 for the same period in 2009. There were net loan charge-offs of $226,000 for the three months ended September 30, 2010 as compared with net loan charge-offs of $199,000 during the same period of 2009. Refer to the Asset Quality discussion on page 24 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $2.3 million for the three month period ending September 30, 2010 as compared to the same period in 2009. Income from mortgage loan sales increased $516,000 from $364,000 for the quarter ended September 30, 2009 to $880,000 for the same period in 2010. Late during the second quarter of 2010, interest rates began to decrease enabling many customers to refinance. The volume of mortgage activity continued to increase during the third quarter. Service charges on deposit accounts produced earnings of $583,000 for the three months ended September 30, 2010. Other service fees and commissions experienced a 31.4% increase for the comparable three month period. This is due in part to a reduction in the write-down of servicing assets and income generated from brokerage commissions and asset management fees that increased $71,000. The Company realized income on the sale of investments in the amount of $1.5 million in the third quarter of 2010, as compared to $124,000 for the same period in 2009.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2010 was $5.8 million compared to $5.3 million for the same period of 2009, a increase of $491,000. Salaries and employee benefits, the largest component of noninterest expense, was $3.0 million for the three months ending September 30, 2010 compared to $2.8 million for the same period in 2009. Net occupancy expense and equipment expense had a combined increase of $44,000. FDIC assessment costs decreased $189,000, compared to the same quarter in 2009 due to a decline in FDIC premiums. Other noninterest expense increased $370,000 for the comparable three month periods. The major contributor to this increase was loan collection and foreclosed loan expenses that increased $157,000 for the three month period. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended September 30,
	2010	2009
	(in thousands)

Office supplies and printing	$91	$66
Postage	61	51
Telephone and data lines	60	55
Loan collection expense	94	(19)
Foreclosed loan expense	112	68
Shareholder relations expense	43	51
Dues and subscriptions	48	37
Other	503	333

Total	$1,012	$642

Income Tax Expense

The Company had income tax expense of $227,000 for the three months ended September 30, 2010 resulting in an effective tax rate of 31.4% compared to income tax expense of $30,000 and an effective rate of 9.4% in the 2009 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance.

Comparison of Results of Operations For the Nine Months Ended September 30, 2010 and 2009.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.4 million for the nine months ended September 30, 2010, as compared to $1.8 million for the nine months ended September 30, 2009, a decrease of $451,000. Net income available to common shareholders was $883,000 or $0.12 per common share, for the nine months ended September 30, 2010, compared to $1.3 million or $0.18 per common share, for the nine months ended September 30, 2009. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

Net Interest Income

Net interest income for the nine months ended September 30, 2010 was $14.0 million as compared with $12.8 million during the nine months ended September 30, 2009, resulting in an increase of $1.2 million, or 9.4%. During the nine months ending September 30, 2010 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $870,000. The average yield on our interest–earning assets decreased 52 basis points to 5.42%, while the average rate we paid for our interest-bearing liabilities decreased 66 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of 15 basis points in our interest rate spread, from 3.80% in 2009 to 3.95% in 2010. Our net interest margin was 4.13% and 4.08% for the comparable nine month periods in 2010 and 2009 respectively. A portion of the Company’s loan portfolio has interest rate floors in place on the loans. This feature has contributed to an improved interest margin in the current interest rate environment; however, this feature could result in compressed margins in a rising rate environment where interest rates on assets do not rise with interest rates on liabilities because they remain below contractual floors.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2010 and 2009:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2010	2009	2010	2009	2010	2009
Interest-earning assets:
Taxable securities	$76,625	$61,616	$1,980	$2,344	3.45%	5.09%
Nontaxable securities (1)	8,298	14,992	242	502	6.35%	7.28%
Short-term investments	5,986	7,222	27	57	0.60%	1.06%
Taxable loans	364,210	343,121	16,006	15,713	5.88%	6.12%
Non-taxable loans (1)	6,360	5,302	181	162	6.18%	6.63%

Total interest-earning assets	461,479	432,253	18,436	18,778	5.42%	5.94%

Interest-bearing liabilities:
Interest-bearing deposits	348,354	320,805	3,167	4,656	1.22%	1.94%
Short-term borrowed funds	24,434	25,019	474	250	2.59%	1.34%
Long-term debt	32,671	30,952	815	1,106	3.34%	4.78%

Total interest bearing liabilities	405,459	376,776	4,456	6,012	1.47%	2.13%

Net interest spread	$56,020	$55,477	$13,980	$12,766	3.95%	3.80%

Net interest margin (1) (% of earning assets)					4.13%	4.08%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $3.1 million for the nine months ending September 30, 2010 compared to $863,000 for the same period in 2009. There were net loan charge-offs of $910,000 for the nine months ended September 30, 2010 as compared with net loan charge-offs of $396,000 during the same period of 2009. Refer to the Asset Quality discussion on page 24 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $1.2 million for the nine month period ending September 30, 2010 as compared to the same period in 2009. Income from mortgage loan sales decreased $1.3 million from $2.9 million for the nine months ended September 30, 2009 to $1.6 million for the same period in 2010. The decline in interest rates late in 2008 and during the first quarter of 2009 lead to a wave of mortgage refinancing, as customers were able to refinance at a lower rate. While the volume of refinanced loans was much lower in the first nine months of 2010 activity has increased during the third quarter due to a reduction in mortgage interest rates. Service charges on deposit accounts produced earnings of $1.7 million for the nine months ended September 30, 2010. Other service fees and commissions experienced a 35.9% increase for the comparable nine month period. This is due in part to a reduction in the write-down of servicing assets due to the refinanced mortgage loans. Income generated from brokerage commissions and asset management fees increased $200,000. The Company realized gains on the sale of investments in the amount of $1.5 million in the first nine months of 2010, compared to gains of $104,000 for the same period in 2009. The Company had an investment in Silverton Bank stock that was a nonmarketable security which was written off as of March 31, 2009. The Company also recognized other-than-temporary impairment of $387,000 during the first nine months of 2009.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2010 was $16.2 million compared to $15.5 million for the same period of 2009, an increase of $718,000. Salaries and employee benefits, the largest component of noninterest expense, increased $108,000 to $8.7 million for the period ending September 30, 2010. Net occupancy expense and equipment expense had a combined increase of $92,000. Professional fees and services increased $215,000, primarily related to an increase in legal fees, attributed to loan collections. Other noninterest expense increased $274,000 for the comparable nine month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Office supplies and printing	$268	$226
Postage	162	153
Telephone and data lines	173	166
Loan collection expense	190	171
Foreclosed loan expense	243	136
Shareholder relations expense	136	151
Dues and subscriptions	138	122
Other	1,096	1,007

Total	$2,406	$2,132

Income Tax Expense

The Company had income tax expense of $687,000 for the nine months ended September 30, 2010 resulting in an effective tax rate of 33.45% compared to income tax expense of $744,000 and an effective rate of 29.0% in the 2009 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The Company had approximately $6.0 million in state municipal securities that were called during the second half of 2009. The increase in the effective tax rate resulted primarily from the decrease in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2009 quarter.

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

The provision for loan losses was $3.1 million for the nine months ended September 30, 2010 as compared to $863,000 for the same period in 2009. During the first nine months of 2010 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $42.7 million compared to $24.1 million at December 31, 2009, an increase of $18.6 million. The increase in the level of impaired loans resulted from nine customer relationships totaling $16.8 million. These relationships are deemed impaired from a cashflow standpoint; however, we believe they are more than adequately collateralized. At this time the collateral appears to be the primary source for the repayment. Total nonaccrual loans, which are a component of impaired loans, increased from $5.6 million at December 31, 2009 to $16.4 million at September 30, 2010. The Company had net loan charge-offs for the first nine months of 2010 of $910,000 compared to net loan charge-offs of $396,000 for the same period in 2009.

The allowance expressed as a percentage of gross loans held for investment increased 44 basis points from 1.49% at December 31, 2009 to 1.93% at September 30, 2010. The general allowance as a percentage of non-impaired loans increased from 0.71% at December 31, 2009 to 1.19% at September 30, 2010, an increase of 48 basis points. Given the continued declines in the credit quality metrics relating to nonperforming loans since December 31, 2009, the increase in the reserve was warranted. During the quarter we upgraded our allowance for loan loss model to capture not only the mean loss of individual loans but also the rare event of severe loss that can occur within the loan portfolio. The changes were made in the part of the model used to compute the general reserves. Specifically, the Company began calculating probable losses on loans by computing a probability of loss and expected loss scenario by call codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple Macro-Economic factors make up the basis of the new allowance model. The loans that are impaired and included in the specific reserve are excluded from these new calculations. The continued deteriorating credit metrics as evaluated in our updated allowance model resulted in $2.1 million in loan loss provisions during the third quarter. Nonperforming loans, which consist of nonaccrual loans and loan 90 days and still accruing, to total loans increased from 1.60% at December 31, 2009, to 4.43% at September 30, 2010. During the period the Company had an increase in other real estate owned of $468,000. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

The following nonperforming assets table shows the comparison of the nine months ended September 30, 2010 to December 31, 2009:

Nonperforming Assets

(dollars in thousands)

	September 30, 2010	December 31, 2009
Nonperforming assets:
Accruing loans past due 90 days or more	$688	$17
Nonaccrual loans	16,418	5,630
Other real estate owned	3,887	3,419

Total nonperforming assets	$20,993	$9,066

Allowance for loans losses	7,462	5,276
Nonperforming loans to total loans	4.43%	1.60%
Allowance for loan losses to total loans	1.93%	1.49%
Nonperforming assets to total loans and other real estate	5.44%	2.56%
Nonperforming assets to total assets	3.97%	1.90%
Allowance for loan losses to nonperforming loans	43.62%	93.44%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The

Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $18.8 million at September 30, 2010, with available credit of $18.8 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $32.1 million, access to borrowings from the Federal Reserve Bank discount window, with available credit of $16.1 million and the issuance of commercial paper. Total debt from these sources aggregated $54.6 million at September 30, 2010, compared to $53.6 million at December 31, 2009. The Company also has access to out of the market brokered deposits as long as they maintain a “well-capitalized” position. The Company’s bank subsidiaries do not have any brokered deposits at this time.

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

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. At September 30, 2010, the total risk based capital for the Company and each subsidiary was as follows; the Company 13.88%, Bank of Stanly 12.92%, Anson Bank and Trust 14.13% and Cabarrus Bank and Trust 13.58%. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. The Company completed a private placement of junior subordinated debt during 2008 that qualifies as regulatory capital. This subordinated debt has a seven year maturity. The first two years the entire amount is included in regulatory capital and then is reduced by 20 percent a year until its maturity. The first 20 percent reduction occurred in the third quarter of 2010, reducing capital $1.5 million. At September 30, 2010, the Company had $7.4 million in outstanding subordinated debt and $10.0 million in preferred stock issued and outstanding to the United States Department of the Treasury.

Accounting and Regulatory Matters

Except as described below, management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations. On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into legislation. The Act substantially rewrites the rules governing financial service providers and products, and implementation of the Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Key provisions of the Act include (i) a new risk-based approach to financial services regulation giving federal bank regulatory agencies new authority to monitor the systemic safety of the financial system, take proactive steps to reduce or eliminate risks, impose strict controls on large bank holding companies and significant non-bank financial companies and take direct control of troubled financial companies; (ii) new regulation of systemically risky institutions by putting into place several new entities and a statutory liquidation process; (iii) increased bank supervision through establishment of the equivalent of a prompt corrective action program for large bank holding companies, requiring capital requirements for holding companies that are at least as strict as the capital requirements for depository institutions and direction to federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system; (iv) establishment of a new independent federal regulatory body for consumer protection known as the Bureau of Consumer Financial Protection that will assume responsibility for most consumer protection laws; and, (v) placement of certain restrictions on investment and other activities by depository institutions, holding companies and affiliates including significant increases in the regulation of mortgage lending and servicing by banks and non-banks.

The Company can offer no assurances as to the potential impact of the Act on the Company’s and its bank subsidiaries’ business, financial condition and results of operations. The Company expects, however, that certain provisions of the Act may have adverse effects on the Company’s business or that of its banking subsidiaries, included but not limited to, the cost of compliance with the numerous new regulations and reporting requirements mandated by the Act, a potential increase in competition for deposits resulting from the elimination of interstate branching restrictions and the rise in the cost of funding using non-deposit liabilities which will now be subject to Federal Deposit Insurance Corporation assessments and the potential loss of interchange fee income from debit and credit card transactions.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2010. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 12, 2010	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

10.5	Amendment to the Employee Stock Ownership Plan and Trust *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)**

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)**

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)**

*	Incorporated by reference
**	Filed here within this report