Form 10-K
period 2010-12-31
UWHARRIE CAPITAL CORP
filed 2011-03-31
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $27,957,670.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,593,929 shares of common stock outstanding as of March 28, 2011.

Documents Incorporated by Reference.

Portions of the Registrant’s 2010 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement dated March 31, 2011 are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 and (ii) the Registrant’s Proxy Statement dated March 31, 2010 for the Annual Meeting of Shareholders to be held May 10, 2010 filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2010

Proxy	Proxy Statement dated March 31, 2011 for Annual Meeting of Shareholders to be held May 10, 2011

10-K	10-K for the fiscal year ended December 31, 2010

PART I

Item 1.	Business

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

During 2002, the Company expanded its service area into the Cabarrus County market with two banking offices of Stanly. On April 10, 2003 the Company capitalized a new wholly-owned subsidiary bank, Cabarrus Bank & Trust Company (“Cabarrus” and together with Stanly and Anson, the “Banks”). As of that date, Cabarrus purchased the two branch offices of Stanly located in Cabarrus County in order to commence operations.

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

At December 31, 2010 the Company and related subsidiaries had 163 full-time and 25 part-time employees.

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

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. Stanly provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. Stanly’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. Stanly also offers internet banking, 24-hour telephone banking, and issues Visa® check cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at five branches of Stanly and at most automated teller machines of other banks linked to the STAR® or CIRRUS® networks. Stanly is licensed to offer MasterCard® credit cards. Stanly does not provide the services of a trust department.

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

As a result of its participation in the Capital Purchase Program, the Company has become subject to a number of regulations and restrictions. The ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration shares of its common stock is subject to restrictions. The Company is also required to have in place certain limitations on the compensation of its senior executive officers.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law. This law includes additional restrictions on executive compensation applicable to the Company as a participant in the TARP Capital Purchase Program.

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 14 to the Company’s audited consolidated financial statements included with the annual report to shareholders and the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2008.

Regulation of the Banks

General, The Banks are subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Banks are required to file reports with the Commissioner and the FDIC concerning their respective activities and financial condition and are also required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

As federally insured depository institutions, the Banks are subject to various regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”), including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

The system of regulation and supervision applicable to the Banks establishes a comprehensive framework for their operations, and is intended primarily for the protection of the FDIC and depositors, rather than shareholders. Changes in the regulatory framework could have a material effect on the Banks that in turn, could have a material effect on the Company. Certain of the legal and regulatory requirements are applicable to the Banks and Company. This discussion does not purport to be a complete explanation of all such laws and regulations and is qualified in its entirety by reference to the statutes and regulations involved.

State Law. The Banks are subject to extensive supervision and regulation by the Commissioner. The Commissioner oversees state laws that set specific requirements for capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North

Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Banks are required to make regular reports to the Commissioner describing in detail their resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Dodd–Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

•

the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	enhanced regulation of financial markets, including derivatives and securitization markets;

•	the elimination of certain trading activities by banks;

•

a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•

amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Deposit Insurance. The Banks’ deposits are insured up to limits set by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard minimum deposit insurance amount (the “SMDIA”) from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA to $250,000 per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation will be effective April 1, 2011.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Banks elected to opt out of the Debt Guarantee Program. The Banks elected to participate in the TAG Program and as a result, a material increase in deposit insurance premiums is not currently anticipated. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010. It was subsequently extended again through December 31, 2010. The Banks elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of Interest on Lawyers’ Trust Accounts (“IOLTA”) accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010. This change is expected to lower the Banks’ FDIC insurance expense.

On November 12, 2009, the FDIC voted to require all FDIC insured depository institutions to prepay risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments are designed to provide the FDIC with additional liquid assets for the Deposit Insurance Fund, which have been used to protect depositors of failed institutions and have been exchanged for less liquid claims against the assets of failed institutions. The FDIC projected that if no action is taken, its liquidity needs to resolve failures could exceed its liquid assets beginning in the first quarter of 2010. The prepaid assessment for all insured institutions was collected on December 30, 2009. For the fourth quarter of 2009 and all of 2010, the prepaid assessment was based on an institution’s total base assessment rate in effect on

September 30, 2009. That rate will be increased by 3 basis points for the 2011 and 2012 prepayments and a quarterly five percent deposit growth rate is also built into the calculation.

On December 30, 2009, the Banks paid an aggregate $2.1 million in prepaid assessments which are accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Banks will expense their regular quarterly assessments and record an offsetting credit to the prepaid assessment asset until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned.

The FDIC has authority to further increase deposit insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the Banks. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Banks is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off- balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2010, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.4% and 12.6% respectively. As of December 31, 2010, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 12.6% and 13.8% respectively. As of December 31, 2010 Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 12.1% and 13.3% respectively.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA PATRIOT Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-

dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. This act has not had a material impact on our operations.

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

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations there under, a person or group acting in concert must give advance notice to the Federal Reserve Board or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank’s voting securities; the bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

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

Item not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s executive office is located at 132 North First Street, Albemarle, North Carolina, where the Company owns a three-building complex located at 130-134 North First Street in Albemarle. This complex houses the Company’s offices and meeting rooms and is also the location of Stanly’s subsidiary, Strategic Alliance.

Stanly’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. A portion of the Main Office facility leased since it opened in 1984 was purchased in 2009. Its administrative and executive offices occupy an adjoining building, purchased in 1991. Stanly owns a commercial building which houses some of its operation offices and parking lot adjacent to its Main Office. Stanly also acquired a commercial building in downtown Albemarle in

December 2001 that is held for future expansion. Stanly acquired a lot in Montgomery County in 2003 that is held as a potential ATM site. During 2009 Stanly acquired property in downtown Albemarle for future expansion.

Stanly owns its other banking locations at 710 North First Street, which houses the Village Branch, and its East Albemarle Branch at 800 Highway 24-27 Bypass, both located in Albemarle. It also owns a branch office located at 107 South Main Street in Norwood, North Carolina and a branch office located at 624 North Main Street in Oakboro, North Carolina. Stanly completed construction of a new branch located at 416 West Main Street in Locust, North Carolina during 2010. This location replaced the leased office located on Ray Kennedy Drive. During 2009 Stanly acquired property in Richfield, North Carolina for future expansion.

All of Stanly’s existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office in Albemarle which does not have a drive-up facility.

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

Anson owns its banking facility located at 211 South Greene Street, Wadesboro, North Carolina and also owns an ATM site at 426 East Caswell Street, Wadesboro, North Carolina. Anson purchased a lot in 2006 for a future branch location.

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

The Board of Directors adopts a dividend policy on an annual basis. No cash dividends on the Company’s common stock were declared or paid during 2010 or 2009 and it is not currently anticipated that cash dividends on the Company’s common stock will be declared or paid during 2011.

Additional information regarding the market for the Company’s stock is incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 on page 4. See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board on an annual basis, if applicable.

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or otherwise or to pay a cash dividend.

Item 6.	Selected Financial Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 on page 50.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 on Page 51.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 beginning on Page 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. In accordance with Section 404 of the Sarbanes–Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Securities and Exchange Commission rules applicable.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Roger L. Dick	Robert O. Bratton
Chief Executive Officer	Principal Financial Officer

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2011 - on Pages 3-25.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2011 on Pages 25-31.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2011 on pages 3-6.

The following table sets forth certain equity compensation plan information at December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,571	$4.90	258,205
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	180,571	$4.90	258,205

A description of the Company’s equity compensation plans is presented in Note 15 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2011 on Pages 19 and 31.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement dated March 31, 2011 on Page 33.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2010, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

Report of independent registered public accounting firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and Jimmy L. Strayhorn ******

13	2010 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes PLLC (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement dated March 31, 2011****

99(b)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99(c)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 29, 2011	By:	/s/ Roger L. Dick
Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 29, 2011
Roger L. Dick
Chief Executive Officer

/s/ Robert O. Bratton	March 29, 2011
Robert O. Bratton, Principal Financial Officer

/s/ W. Stephen Aldridge, III	March 29, 2011
W. Stephen Aldridge, III, Director

/s/ Joe S. Brooks	March 29, 2011
Joe S. Brooks, Director

/s/ Ronald T. Burleson	March 29, 2011
Ronald T. Burleson, Director

/s/ Bill C. Burnside, DDS	March 29, 2011
Bill C. Burnside, DDS, Director

/s/ Charles F. Geschickter, III	March 29, 2011
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr.	March 29, 2011
Thomas M. Hearne, Jr., Director

/s/ Charles D. Horne	March 29, 2011
Charles D. Horne, Director

/s/ W. Kenneth Huntley	March 29, 2011
W. Kenneth Huntley, Director

/s/ Joseph R. Kluttz, Jr.	March 29, 2011
Joseph R. Kluttz, Jr., Director

/s/ Lee Roy Lookabill, Jr.	March 29, 2011
Lee Roy Lookabill, Jr., Director

/s/ W. Chester Lowder	March 29, 2011
W. Chester Lowder, Director

/s/ Barry S. Moose	March 29, 2011
Barry S. Moose, Director

/s/ Cynthia L. Mynatt	March 29, 2011
Cynthia L. Mynatt, Director

/s/ Timothy J. Propst	March 29, 2011
Timothy J. Propst, Director

/s/ Susan J. Rourke	March 29, 2011
Susan J. Rourke, Director

/s/ Donald P. Scarborough	March 29, 2011
Donald P. Scarborough, Director

/s/ S. Todd Swaringen	March 29, 2011
S. Todd Swaringen, Director

/s/ Edward B. Tyson	March 29, 2011
Edward B. Tyson, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey *******

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and Jimmy L. Strayhorn ******

13	2010 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes PLLC (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement dated March 31, 2011****

99(b)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99(c)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.