Form 10-Q
period 2011-03-31
UWHARRIE CAPITAL CORP
filed 2011-05-10
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,593,929 shares of common stock outstanding as of May 6, 2011.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	March 31, 2011 (Unaudited)	December 31, 2010*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,231	$4,948
Interest-earning deposits with banks	29,519	8,676
Securities available for sale, at fair value	79,548	96,395
Loans held for sale	1,017	6,286
Loans:
Loans held for investment	378,463	387,769
Less allowance for loan losses	(9,030)	(9,067)

Net loans held for investment	369,433	378,702

Premises and equipment, net	14,608	14,554
Interest receivable	1,940	2,408
Federal Home Loan Bank stock	3,281	3,252
Bank owned life insurance	6,026	5,975
Goodwill	987	987
Other real estate owned	2,103	2,022
Prepaid assets	1,933	2,088
Other assets	10,581	9,133

Total assets	$528,207	$535,426

LIABILITIES
Deposits:
Demand noninterest-bearing	$58,220	$54,837
Interest checking and money market accounts	178,371	187,493
Savings deposits	39,560	37,624
Time deposits, $100,000 and over	59,993	59,431
Other time deposits	94,230	94,648

Total deposits	430,374	434,033

Short-term borrowed funds	26,570	20,482
Long-term debt	25,118	34,061
Interest payable	330	342
Other liabilities	2,884	3,015

Total liabilities	485,276	491,933

Off balance sheet items, commitments and contingencies (Note 7)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(275)	(300)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital plus stock option surplus	14,035	14,034
Unearned ESOP compensation	(672)	(692)
Undivided profits	10,172	10,124
Accumulated other comprehensive income	(321)	335

Total shareholders’ equity	42,931	43,493

Total liabilities and shareholders’ equity	$528,207	$535,426

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,342	$5,302
Investment securities
US Treasury	279	28
US Government agencies and corporations	224	624
State and political subdivisions	94	92
Other	—	—
Interest-earning deposits with banks and federal funds sold	7	8

Total Interest income	5,946	6,054

Interest Expense
Interest checking and money market accounts	232	237
Savings deposits	83	70
Time deposits, $100,000 and over	278	309
Other time deposits	306	468
Short-term borrowed funds	103	141
Long-term debt	276	267

Total interest expense	1,278	1,492

Net interest income	4,668	4,562
Provision for loan losses	1,369	213

Net interest income after provision for loan losses	3,299	4,349

Noninterest Income
Service charges on deposit accounts	444	566
Other service fees and commissions	857	661
Gain (loss) on sale of securities	576	(98)
Income from mortgage loan sales	383	346
Other income	117	128

Total noninterest income	2,377	1,603

Noninterest Expense
Salaries and employee benefits	3,045	2,828
Net occupancy expense	301	266
Equipment expense	206	182
Data processing costs	209	202
Office supplies and printing	73	88
Foreclosed real estate expense	43	73
Professional fees and services	262	348
Marketing and donations	144	186
Electronic banking expense	201	184
Software amortization and maintenance	136	107
FDIC insurance	227	173
Other noninterest expense	592	535

Total noninterest expenses	5,439	5,172

Income before income taxes	237	780
Income taxes	28	241

Net income	$209	$539

Net income	$209	$539
Dividends on preferred stock	(161)	(161)

Net income available to common shareholders	$48	$378

Net income per common share
Basic	$0.01	$0.05
Diluted	0.01	0.05
Weighted average common shares outstanding
Basic	7,478,231	7,484,586
Diluted	7,478,231	7,484,586

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)

Balance, December 31, 2010	7,593,929	$10,000	$500	$(300)	$9,492	$14,034	$(692)	$10,124	$335	$43,493
Net income	—	—	—	—	—	—	—	209	—	209
Other comprehensive income	—	—	—	—	—	—	—	—	(656)	(656)
Release of ESOP shares	—	—	—	—	—	—	20	—	—	20
Increase in ESOP notes receivable	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	1	—	—	—	1
Record preferred stock dividend and discount accretion	—	—	—	25	—	—	—	(161)	—	(136)

Balance, March 31, 2011	7,593,929	$10,000	$500	$(275)	$9,492	$14,035	$(672)	$10,172	$(321)	$42,931

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash flows from operating activities
Net income	$209	$539
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	207	192
Net amortization of security premiums/discounts	185	72
Net amortization of mortgage servicing rights	171	169
Provision for loan losses	1,369	213
Stock compensation	1	1
Net realized (gain) loss on sales / calls available for sales securities	(576)	98
Income from mortgage loan sales	(383)	(346)
Proceeds from sales of loans held for sale	14,499	14,371
Origination of loans held for sale	(8,847)	(13,007)
(Gain) loss on sale of premises, equipment and other assets	1	9
Increase in cash surrender value of life insurance	(51)	(48)
Release of ESOP shares	20	19
Net change in interest receivable	468	(9)
Net change in other assets	(891)	(1,188)
Net change in interest payable	(12)	15
Net change in other liabilities	(131)	(499)

Net cash provided by operating activities	6,239	601

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	16,233	13,814
Purchase of securities available for sale	—	(13,084)
Net (increase) decrease in loans	7,383	(9,372)
Purchase of premises and equipment	(261)	(440)
Proceeds from sales of foreclosed real estate	438	—
Investment in other assets	(227)	(294)
Net increase in Federal Home Loan Bank stock	(29)	(20)

Net cash provided by (used in) investing activities	23,537	(9,396)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(3,659)	3,506
Net increase (decrease) in short-term borrowed funds	6,088	(4,118)
Net increase (decrease) in long-term debt	(10,000)	8,998
Proceeds from issuance of new junior subordinated debt	1,787	—
Repayments of existing junior subordinated debt	(730)	—
Dividends on preferred stock	(136)	(136)

Net cash provided by (used in) financing activities	(6,650)	8,250

Increase (decrease) in cash and cash equivalents	23,126	(545)
Cash and cash equivalents, beginning of period	13,624	10,859

Cash and cash equivalents, end of period	$36,750	$10,314

Supplemental Schedule of Non-Cash Investing and Financing Activities

Loans transferred to foreclosured real estate	517	475

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2010 Annual Report on Form 10-K. This Quarterly report should be read in conjunction with such Annual Report.

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

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net Income	$209	$539

Other comprehensive income
Unrealized gain (loss) on available for sale securities	(429)	157
Related tax effect	127	(53)
Reclassification of (gain) loss recognized in net income	(576)	98
Related tax effect	222	(38)

Total other comprehensive income	(656)	164

Comprehensive income (loss)	$(447)	$703

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three months ended March 31, 2011 the Company’s 123,570 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the average share values for each period. The Company had 213,190 stock options outstanding at March 31, 2010 and they did not have a dilutive effect.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended March 31,
	2011	2010

Weighted average number of common shares outstanding	7,593,929	7,593,929

Effect of ESOP shares	(115,698)	(109,343)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,478,231	7,484,586

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,478,231	7,484,586

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$43,572	$348	$1,358	$42,562
U.S. Government agencies	20,106	420	170	20,356
GSE - Mortgage-backed securities and CMO’s	5,988	124	65	6,047
State and political subdivisions	10,354	303	74	10,583

Total securities available for sale	$80,020	$1,195	$1,667	$79,548

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$51,622	$746	$1,220	$51,148
U.S. Government agencies	24,862	766	165	25,463
GSE - Mortgage-backed securities and CMO’s	8,655	294	49	8,900
State and political subdivisions	10,725	267	108	10,884

Total securities available for sale	$95,864	$2,073	$1,542	$96,395

At March 31, 2011 and December 31, 2010, the Company owned Federal Reserve stock reported at cost of $778,850 and is included in other assets. Also, at March 31, 2011 and December 31, 2010, the Company owned Federal Home Loan Bank Stock (FHLB) of $3.3 million. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership with and borrowings from these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2011.

Results from sales of securities available for sale for the three month period ended March 31, 2011 and March 31, 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Gross proceeds from sales	$15,064	$9,461

Realized gains from sales	$576	$9
Realized losses from sales	—	(107)

Net realized losses	$576	$(98)

At March 31, 2011 and December 31, 2010, securities available for sale with a carrying amount of $36.4 million and $40.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline and are in no way a reflection of the quality of the investments. At March 31, 2011, the unrealized losses related to two U.S. Treasury notes, one U.S. Government agency, one GSE mortgage backed security and four North Carolina municipal bonds. At December 31, 2010, the unrealized losses related to six U.S. Treasury Notes, two U.S. Government Agencies, three GSE mortgage backed securities and eight North Carolina municipal bonds.

	Less than 12 Months		12 Months or More		Total
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$25,911	$1,358	$—	$—	$25,911	$1,358
U.S. Gov’t agencies	5,691	170	—	—	5,691	170
GSE - Mortgage-backed securities and CMO’s	2,828	65	—	—	2,828	65
State and political subdivisions	3,712	74	—	—	3,712	74

	$38,142	$1,667	$—	$—	$38,142	$1,667

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$26,138	$1,220	$—	$—	$26,138	$1,220
U.S. Gov’t agencies	5,736	165	—	—	5,736	165
GSE - Mortgage-backed securities and CMO’s	2,900	49	—	—	2,900	49
State and political subdivisions	4,522	108	—	—	4,522	108

	$39,296	$1,542	$—	$—	$39,296	$1,542

Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment losses, management considers among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability the Company has to hold the investment until the loss position is recovered.

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality and that the losses are temporary in nature. At March 31, 2011, the Company had no intent to sell and is not more likely than not to be required to sell the available for sale securities that were in a loss position.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2011 and December 31, 2010 by remaining contractual maturity are as follows:

	March 31, 2011
	Amortized Cost	Estimated Fair Value	Book Yield (1)
Securities available for sale

U. S. Treasury
Due within one year	1,000	1,004	1.00%
Due after one but within five years	2,016	2,056	1.71%
Due after five but within ten years	40,556	39,502	2.12%

	43,572	42,562	2.08%

U.S. Government agencies
Due within one year	503	514	3.96%
Due after one but within five years	13,742	14,151	2.78%
Due after five but within ten years	5,861	5,691	1.84%

	20,106	20,356	2.53%

GSE Mortgage-backed securities
Due after five but within ten year	850	878	3.42%
Due after ten years	5,138	5,169	4.00%

	5,988	6,047	3.91%

State and political
Due within one year	350	351	3.45%
Due after one but within five years	3,651	3,811	4.12%
Due after five but within ten year	4,350	4,362	2.95%
Due after ten years	2,003	2,059	4.18%

	10,354	10,583	3.62%

Total Securities available for sale
Due within one year	1,853	1,869	2.27%
Due after one but within five years	19,409	20,018	2.92%
Due after five but within ten year	51,617	50,433	2.18%
Due after ten years	7,141	7,228	4.05%

	$80,020	$79,548	2.53%

	December 31, 2010
	Amortized Cost	Estimated Fair Value	Book Yield (1)
Securities available for sale

U. S. Treasury
Due within one year	1,000	1,006	0.90%
Due after one but within five years	2,018	2,066	1.70%
Due after five but within ten years	48,604	48,076	2.28%

	51,622	51,148	2.23%

U.S. Government agencies
Due within one year	504	519	3.96%
Due after one but within five years	18,457	19,208	2.84%
Due after five but within ten years	5,901	5,736	1.84%

	24,862	25,463	2.62%

GSE Mortgage-backed securities
Due after five but within ten year	2,498	2,633	3.97%
Due after ten years	6,157	6,267	4.22%

	8,655	8,900	4.15%

State and political
Due within one year	576	577	2.36%
Due after one but within five years	3,286	3,437	4.21%
Due after five but within ten year	4,860	4,859	3.03%
Due after ten years	2,003	2,011	4.18%

	10,725	10,884	3.57%

Total Securities available for sale
Due within one year	2,080	2,102	2.05%
Due after one but within five years	23,761	24,711	2.93%
Due after five but within ten year	61,863	61,304	2.37%
Due after ten years	8,160	8,278	4.21%

	$95,864	$96,395	2.66%

1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax- equivalent basis, assuming a 38.55% tax rate.

Note 5 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Commercial
Commercial	$41,839	$51,679
Real estate - commercial	108,208	105,123
Other real estate construction loans	51,776	52,270
Noncommercial
Real estate 1 - 4 family construction	3,731	4,332
Real estate - residential	102,599	103,781
Home equity	52,863	52,034
Consumer loans	16,689	17,721
Other loans	646	739

	378,351	387,679
Less:
Allowance for loan losses	(9,030)	(9,067)
Deferred loan (fees) costs, net	112	90

Loans held for investment, net	$369,433	$378,702

Note 6 – Allowance for Loan Losses

Changes in the allowance for loan losses for the period ended March 31, 2011 and December 31, 2010 are presented below:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Balance, beginning of year	$9,067	$5,276
Charge-offs	(1,440)	(1,189)
Recoveries	32	44
Other	2	17
Provision charged against income	1,369	4,919

Balance, end of year	$9,030	$9,067

The following table shows the allowance for loss by loan class at March 31, 2011:

March 31, 2011

	Beginning Balance	Provisions	Other	Chargeoffs	Recoveries	Ending Balance
		(dollars in thousands)

Commercial	$966	$(101)	$1	$(158)	$1	$709
Real estate - commercial	2,240	(258)	1	(567)	—	1,416
other real estate construction	2,157	791	—	(376)	—	2,572
Real estate construction	33	(1)	—	(15)	—	17
Real estate - residential	1,658	416	—	(220)	—	1,854
Home equity	971	248	—	—	—	1,219
Consumer loan	984	279	—	(104)	31	1,190
Other loans	58	(5)	—	—	—	53

Total	$9,067	$1,369	$2	$(1,440)	$32	$9,030

The following tables show period-end loans and reserve balances by loan class evaluated both individually and collectively for impairment at March 31, 2011 and December 31, 2010:

March 31, 2011

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
		(dollars in thousands)

Commercial	$224	$852	$485	$40,987	$709	$41,839
Real estate - commercial	436	19,336	980	88,872	1,416	108,208
other real estate construction	2,326	9,969	246	41,807	2,572	51,776
Real estate construction	—	1,459	17	2,272	17	3,731
Real estate - residential	726	9,863	1,128	92,736	1,854	102,599
Home equity	376	1,453	843	51,410	1,219	52,863
Consumer loan	138	306	1,052	16,383	1,190	16,689
Other loans	—	—	53	646	53	646

Total	$4,226	$43,238	$4,804	$335,113	$9,030	$378,351

December 31, 2010

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
		(dollars in thousands)
Commercial	$399	$1,439	$567	$50,240	$966	$51,679
Real estate - commercial	1,384	20,321	856	84,802	2,240	105,123
other real estate construction	1,818	10,355	339	41,915	2,157	52,270
Real estate construction	—	950	33	3,382	33	4,332
Real estate - residential	762	8,884	896	94,897	1,658	103,781
Home equity	136	1,065	835	50,969	971	52,034
Consumer loan	132	241	852	17,480	984	17,721
Other loans	—	—	58	739	58	739

Total	$4,631	$43,255	$4,436	$344,424	$9,067	$387,679

Past due loan information is used by management when assessing the adequacy of the allowance for loan loss. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2011

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
		(dollars in thousands)

Commercial	$285	$215	$500	$41,339	$41,839	$—
Real estate - commercial	501	8,535	9,036	99,172	108,208	—
Other real estate construction	—	8,171	8,171	43,605	51,776	—
Real estate 1 - 4 family construction	—	—	—	3,731	3,731	—
Real estate - residential	2,019	2,354	4,373	98,226	102,599	601
Home equity	120	446	566	52,297	52,863	—
Consumer loans	195	62	257	16,432	16,689	44
Other loans	—	—	—	646	646	—

Total	$3,120	$19,783	$22,903	$355,448	$378,351	$645

December 31, 2010

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
		(dollars in thousands)

Commercial	$666	$501	$1,167	$50,512	$51,679	$—
Real estate - commercial	1,728	8,702	10,430	94,693	105,123	—
Other real estate construction	206	7,975	8,181	44,089	52,270	—
Real estate 1 - 4 family construction	—	500	500	3,832	4,332	—
Real estate - residential	1,648	2,337	3,985	99,796	103,781	397
Home equity	110	75	185	51,849	52,034	—
Consumer loans	267	46	313	17,408	17,721	10
Other loans	—	—	—	739	739	—

Total	$4,625	$20,136	$24,761	$362,918	$387,679	$407

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing 90 days or more until they are paid current or charged off. Also, mortgage loans that were originated for sale but were not sold and are being held in the loan portfolio remain in an accruing status until they are foreclosed.

The composition of nonaccrual loans by class as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
	(dollars in thousands)

Commercial	$215	$501
Real estate - commercial	8,535	8,702
Other real estate construction	8,171	7,975
Real estate 1 - 4 family construction	—	500
Real estate - residential	1,753	1,940
Home equity	446	75
Consumer loans	18	36
Other loans	—	—

Total	$19,138	$19,729

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and to measure the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by the loan officers and reviewed and monitored by the lenders and credit administration. The program has eight risk grades summarized in five categories as follows:

Pass: Loans that are pass grade credits include loans that are fundamentally sound and risk factors are reasonable and acceptable. They generally conform to policy with only minor exceptions and any major exceptions are clearly mitigated by other economic factors.

Watch: Loans that are watch credits include loans on management’s watch list where a risk concern may be anticipated in the near future.

Substandard: Loans that are considered substandard are loans that are inadequately protected by current sound net worth, paying capacity of the obligor or the value of the collateral pledged. All nonaccrual loans are graded as substandard.

Doubtful: Loans that are considered to be doubtful have all weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make the collection or liquidation in full on the basis of current existing facts, conditions and values highly questionable and improbable.

Loss: Loans that are considered to be a loss are considered to be uncollectible and of such little value that their continuance as bankable assets is not warranted.

The tables below summarize risk grades of the loan portfolio by class at March 31, 2011 and December 31 2010:

March 31, 2011

	Pass	Watch	Sub- standard	Doubtful	Total

	(dollars in thousands)

Commercial	$39,810	$770	$1,259	$—	$41,839
Real estate - commercial	84,887	4,595	17,988	738	108,208
other real estate construction	41,219	94	10,463	—	51,776
Real estate 1 - 4 family construction	2,780	—	951	—	3,731
Real estate - residential	91,792	2,453	8,354	—	102,599
Home equity	50,910	484	1,469	—	52,863
Consumer loans	16,216	129	333	11	16,689
Other loans	646	—	—	—	646

Total	$328,260	$8,525	$40,817	$749	$378,351

December 31, 2010

	Pass	Watch	Sub- standard	Doubtful	Total

	(dollars in thousands)

Commercial	$50,108	$185	$1,386	$—	$51,679
Real estate - commercial	81,410	4,520	18,455	738	105,123
other real estate construction	41,709	301	10,260	—	52,270
Real estate 1 - 4 family construction	3,381	—	951	—	4,332
Real estate - residential	94,077	1,787	7,917	—	103,781
Home equity	50,902	158	974	—	52,034
Consumer loans	17,458	102	129	32	17,721
Other loans	739	—	—	—	739

Total	$339,784	$7,053	$40,072	$770	$387,679

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show performing and nonperforming loans by class at March 31, 2011 and December 31, 2010:

March 31, 2011

	Performing	Non- Performing	Total

	(dollars in thousands)

Commercial	$41,624	$215	$41,839
Real estate - commercial	99,673	8,535	108,208
Other real estate construction	43,605	8,171	51,776
Real estate 1 - 4 family construction	3,731	—	3,731
Real estate - residential	100,245	2,354	102,599
Home equity	52,417	446	52,863
Consumer loans	16,627	62	16,689
Other loans	646	—	646

Total	$358,568	$19,783	$378,351

December 31, 2010

	Performing	Non- Performing	Total

	(dollars in thousands)

Commercial	$51,178	$501	$51,679
Real estate - commercial	96,421	8,702	105,123
Other real estate construction	44,295	7,975	52,270
Real estate 1 - 4 family construction	3,832	500	4,332
Real estate - residential	101,444	2,337	103,781
Home equity	51,959	75	52,034
Consumer loans	17,675	46	17,721
Other loans	739	—	739

Total	$367,543	$20,136	$387,679

Loans are considered impaired when, based on current information and events; it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarizes the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2011 and December 31, 2010:

March 31, 2011

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income

	(dollars in thousands)

Commercial	$852	$535	$317	$224	$1,146	$14
Real estate - commercial	21,313	13,265	6,071	436	19,829	170
Other real estate construction	10,347	2,540	7,429	2,326	10,490	4
Real estate 1 - 4 family construction	1,459	1,459	—	—	876	22
Real estate - residential	9,863	6,274	3,589	726	9,373	115
Home equity	1,454	715	738	376	1,259	12
Consumer loans	306	79	227	138	274	3
Other loans	—	—	—	—	—	—

Total	$45,594	$24,867	$18,371	$4,226	$43,247	$340

December 31, 2010

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance

	(dollars in thousands)

Commercial	$1,439	$918	$521	$399
Real estate - commercial	21,985	16,088	4,233	1,384
Other real estate construction	10,357	2,585	7,770	1,818
Real estate 1 - 4 family construction	950	950	—	—
Real estate - residential	8,884	5,118	3,766	762
Home Equity loans	1,066	677	388	136
Consumer loans	241	23	218	132
Other loans	—	—	—	—

Total	$44,922	$26,359	$16,896	$4,631

Note 7 – Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2011, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$69,699
Credit card commitments	8,571
Standby letters of credit	1,639

Total commitments	$79,909

Note 8 – Fair Value Disclosures

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

Among the Company’s assets and liabilities, investment securities available for sale are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans, loans held for sale, which are carried at the lower of cost or market, other real estate owned and loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions; foreclosed real estate, which is carried at lower of cost or fair market value and goodwill, which is periodically tested for impairment. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

Prices for US Treasury and government agency securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the

‘Level 1 input’ column. Prices for mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the transfer of securities.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the underlying collateral is further impaired below the appraised value the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$42,562	$42,562	$—	$—
US Government Agencies	20,356	20,356	—	—
GSE - Mortgage-backed securities and CMO’s	6,047	—	6,047	—
State and political subdivisions	10,583	—	10,583	—

Total assets at fair value	$79,548	$62,918	$16,630	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$51,148	$51,148	$—	$—
US Government Agencies	25,463	25,463	—	—
GSE - Mortgage-backed securities and CMO’s	8,900	—	8,900	—
State and political subdivisions	10,884	—	10,884	—

Total assets at fair value	$96,395	$76,611	$19,784	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$14,145	$—	$—	$14,145
Loans held for sale	1,017	—	1,017	—
Other real estate owned	276	—	—	276
Mortgage servicing rights	2,590	—	—	2,590

Total assets at fair value	$18,028	$—	$1,017	$17,011

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$12,265	$—	$—	$12,265
Loans held for sale	6,286	—	6,286	—
Other real estate owned	275	—	—	275
Mortgage servicing rights	2,522	—	—	2,522

Total assets at fair value	$21,348	$—	$6,286	$15,062

Total liabilities at fair value	$—	$—	$—	$—

ASC 825 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. Upon the adoption of ASC 825, the Company did not elect to report any assets and liabilities at fair value.

Note 9 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2011 and December 31, 2010, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2011 and December 31, 2010:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$36,750	$36,750	$13,624	$13,630
Securities available for sale	79,548	74,248	96,395	96,395
Loans held for investment, net	369,433	382,292	378,702	392,017
Loans held for sale	1,017	1,017	6,286	6,286
FHLB Stock and FRB Stock	4,060	4,060	4,031	4,031
Bank-owned life insurance	6,026	6,026	5,975	5,975
Mortgage servicing rights	2,145	2,590	2,134	2,522
Accrued interest receivables	1,940	1,940	2,408	2,408

Financial Liabilities
Deposits	$430,374	$428,929	$434,033	$439,298
Short-term borrowings	26,570	26,570	20,482	20,482
Long-term debt	25,118	26,543	34,061	35,625
Accrued interest payable	330	330	342	342

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

At March 31, 2011, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 7.

Note 10 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. The Company adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for the Company on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures, had no impact on the Company’s financial position, results of operations, and EPS. The Company adopted the level 3 disclosure requirements in the first quarter of 2011 and it had no impact on its financial position, results of operations, and EPS.

In July 2010, the FASB issued ASU 2010-20, an update to ASC 310 “Receivables”. The update to ASU 310 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements beginning on January 1, 2011. The Company has adopted this update and included the disclosure in the notes to the financial statements.

In April 2011, the FASB issued ASU No. 2011-02, an update to ASC 310 “Receivables. The update to ASU 310 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on the Corporation’s financial statements

From time to time the FASB issues exposure drafts of proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010.

During the three months ended March 31, 2011, the Company’s total assets decreased $7.2 million, from $535.4 million to $528.2 million. During the same period, loans held for investment also decreased $9.3 million to $378.5 million.

Cash and cash equivalents increased $23.1 million during the three months ended March 31, 2011. Cash and due from banks increased $2.3 million, while interest-earning deposits with banks increased $20.8 million.

Investment securities decreased $16.8 million to $79.5 million for the quarter ended March 31, 2011. During the quarter in an effort to improve our interest rate risk position, management made the decision to shorten the duration of our investment portfolio by selling $14.5 million, including $12.5 million of bullet US Treasuries and government agency bonds and $2.0 million of small mortgage backed securities. The Company realized a gain of $576,000 on these transactions. The proceeds from these sales are being reinvested in defensive duration mortgage backed securities which will provide a shorter maturity and a monthly cash flow and protection in a rising rate environment. At March 31, 2011, the proceeds from these sales were included in interest-earning deposits with banks and attributed to the increase mentioned above. On March 31, 2011, the Company had net unrealized losses of $472,000.

Loans held for investment decreased from $387.8 million to $378.5 million, a decrease of $9.3 million. Attributing to this decrease was a significant pay down of $4.5 million with one customer relationship. The Company did experience positive growth trends in its commercial real estate and one to four family residential real estate areas of the loan portfolio. Commercial real estate experienced the largest growth, increasing 2.9% or $3.1 million. All of the remaining areas of the loan portfolio decreased during the first quarter. Loans held for sale decreased 83.8% or $5.3 million during the period. The decrease was attributed to an increase in mortgage rates and a decrease in demand. The allowance for loan losses was $9.0 million at March 31, 2011, which represents 2.39% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned prepaid assets and other assets. Premises and equipment, bank owned life insurance and other real estate owned increased $54,000, $51,000 and $81,000, respectively. Accrued interest receivable and prepaid assets declined $468,000 and $155,000. Federal Home Loan Bank stock increased $29,000 because member institutions are required to increase their ownership as they increase their utilization of FHLB borrowings. The Company’s required ownership in Federal Reserve Bank stock remained at $779,000 during the first quarter. Other assets increased $1.4 million driven primarily by increases in required ATM and credit card clearing balances and deferred tax assets.

Customer deposits, our primary funding source, experienced a $3.6 million decrease during the quarter ended March 31, 2011, decreasing from $434.0 million to $430.4 million. Demand noninterest bearing checking increased $3.4 million, while savings deposits increased $1.9 million for the period. Time deposits over $100,000 experienced positive growth of $562,000, while other time deposits declined $418,000 during the first quarter of 2011. Interest checking and money market decreased $9.1 million.

Total borrowings which consist of both short-term and long-term borrowed funds decreased $2.8 million for the period. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At March 31, 2011, $31.6 million of the total borrowings of $51.7 million were comprised of Federal Home Loan Bank advances.

Other liabilities decreased from $3.0 million at December 31, 2010 to $2.9 million at March 31, 2011, a decrease of $131,000.

At March 31, 2011, total shareholders’ equity was $42.9 million, a decrease of $562,000 from December 31, 2010. Net income for the period was $209,000. Net income was offset by a decline in unrealized gains and losses on investment securities, net of tax of $656,000. The Company also recorded $136,000 in dividends on the series A and B preferred stock for the three month period. At March 31, 2011, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended March 31, 2011 and 2010.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $209,000 for the three months ended March 31, 2011, as compared to $539,000 for the three months ended March 31, 2010, a decrease of $330,000. Net income available to common shareholders was $48,000 or $0.01 per common share at March 31, 2011, compared at $378,000 or $0.05 per common share at March 31, 2010. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

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

Net interest income for the three months ended March 31, 2011 was $4.7 million as compared with $4.6 million during the quarter ending March 31, 2010, resulting in an increase of $106,000, or 2.3%. During the current quarter our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $432,000. The average yield on our interest–earning assets decreased 68 basis points to 5.02%, while the average rate we paid for our interest-bearing liabilities decreased 36 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in a decrease of 32 basis points in our interest rate spread, from 4.12% in 2010 to 3.80% in 2011. Our net interest margin was 3.95% and 4.31% for the comparable periods in 2011 and 2010, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2011 and 2010:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(in thousands)

	Average Balance		Income/Expenses		Rate/Yield
Interest-earning assets:	2011	2010	2011	2010	2011	2010
Taxable securities	$84,835	$65,848	$503	$653	2.40%	4.02%
Nontaxable securities (1)	10,692	9,213	94	91	5.83%	6.53%
Short-term investments	5,882	2,846	7	8	0.48%	1.14%
Taxable loans	379,761	352,712	5,276	5,241	5.63%	6.03%
Non-taxable loans (1)	7,132	6,544	66	61	6.13%	6.18%

Total interest-earning assets	488,302	437,163	5,946	6,054	5.02%	5.70%

Interest-bearing liabilities:
Interest-bearing deposits	373,397	329,152	899	1,084	0.98%	1.34%
Short-term borrowed funds	20,902	27,755	103	141	2.00%	2.06%
Long-term debt	31,389	27,142	276	267	3.57%	3.99%

Total interest bearing liabilities	425,688	384,049	1,278	1,492	1.22%	1.58%

Net interest spread	$62,614	$53,114	$4,668	$4,562	3.80%	4.12%

Net interest margin (1) (% of earning assets)					3.95%	4.31%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $1.4 million for the three months ending March 31, 2011 compared to $213,000 for the same period in 2010. There were net loan charge-offs of $1.4 million for the three months ended March 31, 2011 as compared with net loan charge-offs of $88,000 during the same period of 2010. Refer to the Asset Quality discussion on page 27 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance to our long term success. Total noninterest income increased $774,000 for the three month period ending March 31, 2011 as compared to the same period in 2010. The Company realized gains on the sale of investments in the amount of $576,000 in the first quarter of 2011, as compared to realized losses of $98,000 for the same period in 2010. Income from mortgage loan sales increased $37,000 from $346,000 for the quarter ended March 31, 2010 to $383,000 for the same period in 2011. Service charges on deposit accounts produced earnings of $444,000, a decrease of $122,000 for the three months ended March 31, 2011. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced a 29.7% increase for the comparable three month period, generated mainly from brokerage commissions and asset management fees which increased $92,000.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2011 was $5.4 million compared to $5.2 million for the same period of 2010, an increase of $267,000. Salaries and employee benefits, the largest component of noninterest expense, increased $217,000 for the quarter ending March 31, 2011. Net occupancy expense and equipment expense had a combined increase of $59,000. FDIC assessment costs increased $54,000 due to an increase in the assessment rate charged by FDIC to all FDIC-insured financial institutions. Other noninterest expense increased $57,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Postage	$54	$52
Telephone and data lines	41	62
Loan collection expense	59	35
Shareholder relations expense	40	50
Dues and subscriptions	50	49
Other	348	287

Total	$592	$535

Income Tax Expense

The Company had income tax expense of $28,000 for the three months ended March 31, 2011 resulting in an effective tax rate of 11.81% compared to income tax expense of $241,000 and an effective rate of 30.90% in the 2010 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The decrease in the effective tax rate resulted primarily from the increase in the level of such tax free income as a percentage of income before income taxes in the current year quarter compared to the 2010 quarter.

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

The provision for loan losses was $1.4 million for the quarter ended March 31, 2011 as compared to $213,000 for the same period in 2010. At March 31, 2011 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $43.2 million compared to $43.3 million at December 31, 2010, a decrease of $17,000. Total nonaccrual loans, which are a component of impaired loans, decreased from $19.7 million at December 31, 2010 to $19.1 million at March 31, 2011. The Company had net loan charge-offs for the first quarter of 2011 of $1.4 million compared to net loan charge-offs of $88,000 for the same period in 2010.

The allowance expressed as a percentage of gross loans held for investment increased 5 basis points from 2.34% at December 31, 2010 to 2.39% at March 31, 2011. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans increased from 1.29% at December 31, 2010 to 1.43% at March 31, 2011, an increase of 14 basis points, while individually evaluated allowance as a percentage of individually evaluated loans decreased from 10.71% to 9.77%, a decrease of 94 basis points. During the first quarter of 2011, the Company had several partial charge-offs attributing to the decrease. Given the continued declines in the credit quality metrics relating to nonperforming loans since December 31, 2009, the increase in the reserve was warranted. During third quarter of 2010 we upgraded our allowance for loan loss model to capture not only the mean loss of individual loans but also the rare event of severe loss that can occur within the loan portfolio. The changes were made in the part of the model used to compute the general reserves. Specifically, the Company began calculating probable losses on loans by computing a probability of loss and expected loss scenario by call codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple Macro-Economic factors make up the basis of the new allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations. During the first quarter of 2011 the Company added an additional section to its loan loss model to account for qualitative and/or environmental factors. This new section accounted for $44,000 in increased reserves during the quarter. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 5.19% at December 31, 2010, to 5.23% at March 31, 2011. During the period the Company had a net increase in other real estate owned of $81,000. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at March 31, 2011 totaled $5.8million of which $4.9million are included in impaired loans above. Restructured loans at December 31, 2010 totaled $5.1 million of which $4.6 million are included in impaired loans above.

The following nonperforming loan table shows the comparison for the three months ended March 31, 2011 to December 31, 2010:

Nonperforming Assets

(dollars in thousands)

	March 31, 2011	December 31, 2010
Nonperforming assets:
Nonaccrual loans past due 90 days or more	$645	$407
Nonaccrual loans	19,138	19,730
Other real estate owned	2,103	2,022

Total nonperforming assets	$21,886	$22,159

Allowance for loans losses	$9,030	$9,067
Nonperforming loans to total loans	5.23%	5.19%
Allowance for loan losses to total loans	2.39%	2.34%
Nonperforming assets to total assets	4.14%	4.14%
Allowance for loan losses to nonperforming loans	45.65%	45.03%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $14.3 million at March 31, 2011, with available credit of $14.3 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $26.7 million, access to borrowings from the Federal Reserve Bank discount window, with available credit of $12.0 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $38.7 million at March 31, 2011, compared to $34.0 million at December 31, 2010.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier 1 leverage ratio of 4 percent. Banks, which meet or exceed a Tier 1 risk-based capital ratio of 6 percent, a total risked-based capital ratio of 10 percent and a leverage ratio of 5 percent, are considered “well capitalized” by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. The Company completed a second private placement of junior subordinated debt securities that had a rate of 5.75 percent and an eight year maturity that qualifies as regulatory capital during the first quarter of 2011. For the first three years, the entire amount is included in regulatory capital and then is reduced by 20 percent per year until its maturity. On March 31, 2010, the Company called the private placement of junior subordinated debt completed during 2008 that qualified as regulatory capital. At March 31, 2011, the Company had $11.0 million in subordinated debt and $10.0 million in preferred stock issued to the United States Department of the Treasury.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest-earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and with those of its interest-bearing liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2010.

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

Based upon that evaluation, the principal executive officer and principal financial officer concluded that, in their opinion, the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2011. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

UWHARRIE CAPITAL CORP
(Registrant)

Date: May 10, 2011	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 10, 2011		By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *

4	Form of stock certificate *

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust *

10.3	2006 Incentive Stock Option Plan *

10.4	2006 Employee Stock Purchase Plan *

10.5	Amendment to the Employee Stock Ownership Plan and Trust *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference

**	Filed here within this report