Form 10-Q
period 2011-06-30
UWHARRIE CAPITAL CORP
filed 2011-08-11
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER 000-22062

UWHARRIE CAPITAL CORP

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1814206
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

132 NORTH FIRST STREET
ALBEMARLE, NORTH CAROLINA	28001
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (704) 983-6181

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,593,929 shares of common stock outstanding as of August 8, 2011.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2011 (Unaudited)	December 31, 2010*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,389	$4,948
Interest-earning deposits with banks	5,972	8,676
Securities available for sale, at fair value	89,166	96,395
Loans held for sale	731	6,286
Loans:
Loans held for investment	378,291	387,769
Less allowance for loan losses	(7,274)	(9,067)

Net loans held for investment	371,017	378,702

Premises and equipment, net	14,678	14,554
Interest receivable	2,067	2,408
Federal Home Loan Bank stock	2,872	3,252
Bank owned life insurance	6,067	5,975
Goodwill	987	987
Other real estate owned	8,586	2,022
Prepaid assets	1,989	2,088
Other assets	9,841	9,133

Total assets	$521,362	$535,426

LIABILITIES
Deposits:
Demand noninterest-bearing	$57,982	$54,837
Interest checking and money market accounts	176,669	187,493
Savings deposits	40,073	37,624
Time deposits, $100,000 and over	60,110	59,431
Other time deposits	92,730	94,648

Total deposits	427,564	434,033

Short-term borrowed funds	22,879	20,482
Long-term debt	23,238	34,061
Interest payable	322	342
Other liabilities	3,053	3,015

Total liabilities	477,056	491,933

Off balance sheet items, commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(250)	(300)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital plus stock option surplus	14,036	14,034
Unearned ESOP compensation	(672)	(692)
Undivided profits	10,719	10,124
Accumulated other comprehensive income	481	335

Total shareholders’ equity	44,306	43,493

Total liabilities and shareholders’ equity	$521,362	$535,426

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,417	$5,492	$10,759	$10,794
Investment securities
US Treasury	163	131	442	159
US Government agencies and corporations	278	546	502	1,170
State and political subdivisions	93	79	187	171
Interest-earning deposits with banks and federal funds sold	11	10	18	18

Total interest income	5,962	6,258	11,908	12,312

Interest Expense
Interest checking and money market accounts	211	241	443	478
Savings deposits	81	82	164	152
Time deposits, $100,000 and over	288	295	566	604
Other time deposits	295	430	601	898
Short-term borrowed funds	79	157	182	298
Long-term debt	272	281	548	548

Total interest expense	1,226	1,486	2,504	2,978

Net interest income	4,736	4,772	9,404	9,334
Provision for loan losses	160	830	1,529	1,043

Net interest income after provision for loan losses	4,576	3,942	7,875	8,291

Noninterest Income
Service charges on deposit accounts	449	563	893	1,129
Other service fees and commissions	909	768	1,766	1,429
Gain (loss) on sale of securities	357	62	933	(36)
Loss fixed assets/other assets	(5)	(60)	(5)	(60)
Income from mortgage loan sales	331	390	714	736
Other income	88	100	205	228

Total noninterest income	2,129	1,823	4,506	3,426

Noninterest Expense
Salaries and employee benefits	3,050	2,886	6,095	5,714
Net occupancy expense	282	272	583	538
Equipment expense	194	176	400	358
Data processing costs	208	209	417	411
Office supplies and printing	98	89	171	177
Foreclosed real estate expense	82	58	125	131
Professional fees and services	484	283	746	631
Marketing and donations	153	196	297	382
Electronic banking expense	227	193	428	377
Software amortization and maintenance	140	123	276	230
FDIC insurance	177	179	404	352
Other noninterest expense	571	551	1,163	1,086

Total noninterest expense	5,666	5,215	11,105	10,387

Income before income taxes	1,039	550	1,276	1,330
Income taxes	330	219	358	460

Net income	$709	$331	$918	$870

Net Income	$709	331	918	870
Dividends – preferred stock	(161)	(161)	(323)	(323)

Net income available to common shareholders	$548	$170	$595	$547

Net income per common share
Basic	$0.07	$0.02	$0.08	$0.07

Diluted	$0.07	$0.02	$0.08	$0.07

Weighted average shares outstanding
Basic	7,474,178	7,488,781	7,476,193	7,486,695
Diluted	7,474,178	7,488,781	7,476,193	7,486,695

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, December 31, 2010	7,593,929	$10,000	$500	$(300)	$9,492	$14,034	$(692)	$10,124	$335	$43,493
Net income	—	—	—	—	—	—	—	918	—	918
Other comprehensive income	—	—	—	—	—	—	—	—	146	146
Release of ESOP shares	—	—	—	—	—	—	40	—	—	40
Increase in ESOP notes receivable	—	—	—	—	—	—	(20)	—	—	(20)
Stock compensation expense	—	—	—	—	—	2	—	—	—	2
Record preferred stock dividend and discount accretion	—	—	—	50	—	—	—	(323)	—	(273)

Balance, June 30, 2011	7,593,929	$10,000	$500	$(250)	$9,492	$14,036	$(672)	$10,719	$481	$44,306

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash flows from operating activities
Net income	$918	$870
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	405	384
Net amortization of security premiums/discounts	380	170
Net amortization of mortgage servicing rights	286	325
Impairment of foreclosed real estate	2	—
Provision for loan losses	1,529	1,043
Stock compensation	2	2
Net realized (gains) loss on sales / calls available for sales securities	(933)	36
Income from mortgage loan sales	(714)	(736)
Proceeds from sales of loans held for sale	29,622	28,609
Origination of loans held for sale	(23,353)	(27,545)
Loss on sale of premises, equipment and other assets	5	9
Increase in cash surrender value of life insurance	(92)	(121)
Loss on sales of foreclosed real estate	—	51
Release of ESOP shares	40	38
Net change in interest receivable	341	(339)
Net change in other assets	(740)	(1,328)
Net change in interest payable	(20)	(7)
Net change in other liabilities	38	(645)

Net cash provided by operating activities	7,716	816

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	32,902	19,709
Purchase of securities available for sale	(24,908)	(34,516)
Net change in loans	(848)	(20,489)
Purchase of premises and equipment	(534)	(874)
Proceeds from sales of foreclosed real estate	438	799
Investment in other assets	(221)	(260)
Net (increase) decrease in Federal Home Loan Bank stock	380	(129)

Net cash provided by (used in) investing activities	7,209	(35,760)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(6,469)	33,114
Net increase (decrease) in short-term borrowed funds	2,397	(4,425)
Net increase (decrease) in long-term debt	(14,531)	6,946
Proceeds from issuance of new junior subordinated debt	4,438	—
Repayment of junior subordinated debt	(730)	—
Increase in unearned ESOP compensation	(20)	—
Dividends on preferred stock	(273)	(273)

Net cash provided by (used in) financing activities	(15,188)	35,362

Increase (decrease) in cash and cash equivalents	(263)	418
Cash and cash equivalents, beginning of period	13,624	10,859

Cash and cash equivalents, end of period	$13,361	$11,277

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,524	$2,985
Income taxes paid	210	93
Supplemental Schedule of Non-Cash Activities
Loans transferred to foreclosured real estate	7,004	475
Increase in fair value of securities for sale, net of tax	146	1,570

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net Income	$709	$331	$918	$870

Other comprehensive income (loss)
Unrealized gain (losses) on available for sale securities	1,574	2,201	1,145	2,358
Related tax effect	(553)	(758)	(426)	(810)
Reclassification of loss (gains) recognized in net income	(357)	(62)	(933)	36
Related tax effect	138	24	360	(14)
Reclassification of losses for which credit-related portion was recognized in net income	—	—	—	—
Related tax effect	—	—	—	—

Total other comprehensive income	802	1,405	146	1,570

Comprehensive income	$1,511	$1,736	$1,064	$2,440

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and six months ended June 30, 2011 and 2010, the Company’s 123,570 and 213,190 stock options respectively outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the average share values for each period.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	7,593,929	7,593,929	7,593,929	7,593,929
Effect of ESOP shares	(119,751)	(105,148)	(117,736)	(107,234)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,474,178	7,488,781	7,476,193	7,486,695
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,474,178	7,488,781	7,476,193	7,486,695

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$33,260	$204	$515	$32,949
U.S. Government agencies	19,955	616	21	20,550
GSE - Mortgage-backed securities and CMO’s	25,097	128	86	25,139
State and political subdivisions	10,110	418	—	10,528

Total securities available for sale	$88,422	$1,366	$622	$89,166

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$51,622	$746	$1,220	$51,148
U.S. Government agencies	24,862	766	165	25,463
GSE - Mortgage-backed securities and CMO’s	8,655	294	49	8,900
State and political subdivisions	10,725	267	108	10,884

Total securities available for sale	$95,864	$2,073	$1,542	$96,395

At June 30, 2011 and December 31, 2010 the Company owned Federal Reserve stock reported at cost of $802,850 and $778,850, respectively and is included in other assets. Also at June 30, 2011 and December 31, 2010, the Company owned Federal Home Loan Bank Stock (FHLB) of $2.9 million and $3.3 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership and borrowings with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2011.

Results from sales of securities available for sale for the three month and six month period ended June 30, 2011 and June 30, 2010 are as follows:

	Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Gross proceeds from sales	$10,504	$2,880

Realized gains from sales	$357	$215
Realized losses from sales	—	(153)

Net realized gains	$357	$62

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Gross proceeds from sales	$25,568	$12,431

Realized gains from sales	$933	$224
Realized losses from sales	—	(260)

Net realized losses	$933	$(36)

At June 30, 2011 and December 31, 2010 securities available for sale with a carrying amount of $36.5 million and $40.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At June 30, 2011 the unrealized losses related to two U.S. Treasury notes, one U.S. Government agency and four mortgage backed securities. At December 31, 2010, the unrealized losses related to six U.S. Treasury Notes, two U.S. Government Agencies, three mortgage backed securities and eight North Carolina municipal bonds.

	Less than 12 Months		12 Months or More		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$26,665	$515	$—	$—	$26,665	$515
U.S. Gov’t agencies	5,800	21	—	—	5,800	21
GSE - Mortgage-backed securities and CMO’s	22,190	86	—	—	22,190	86
State and political subdivisions	—	—	—	—	—	—

	$54,655	$622	$—	$—	$54,655	$622

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$26,138	$1,220	$—	$—	$26,138	$1,220
U.S. Gov’t agencies	5,736	165	—	—	5,736	165
GSE - Mortgage-backed securities and CMO’s	2,900	49	—	—	2,900	49
State and political subdivisions	4,522	108	—	—	4,522	108

	$39,296	$1,542	$—	$—	$39,296	$1,542

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality and that the losses are temporary in nature. At June 30, 2011, the Company had no intent to sell and not more likely than not to be required to sell the available for sale securities that were in a loss position.

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2011 and December 31, 2010 by remaining contractual maturity are as follows:

	June 30, 2011
Securities available for sale	Amortized Cost	Estimated Fair Value	Book Yield (1)
U. S. Treasury
Due within one year	1,000	1,002	1.00%
Due after one but within five years	5,080	5,282	2.38%
Due after five but within ten years	27,180	26,665	1.80%

	33,260	32,949	1.87%

U.S. Government agencies
Due within one year	502	509	3.97%
Due after one but within five years	19,453	20,041	2.49%

	19,955	20,550	2.53%

Mortgage-backed securities
Due after five but within ten years	3,617	3,647	3.27%
Due after ten years	21,480	21,492	3.36%

	25,097	25,139	3.34%

State and political
Due within one year	839	860	3.53%
Due after one but within five years	2,932	3,090	4.33%
Due after five but within ten years	4,735	4,907	3.07%
Due after ten years	1,604	1,671	4.14%

	10,110	10,528	3.65%

Total Securities available for sale
Due within one year	2,341	2,371	2.56%
Due after one but within five years	27,465	28,413	2.67%
Due after five but within ten years	35,532	35,219	2.12%
Due after ten years	23,084	23,163	3.41%

	$88,422	$89,166	2.64%

	December 31, 2010
Securities available for sale	Amortized Cost	Estimated Fair Value	Book Yield (1)

U. S. Treasury
Due within one year	1,000	1,006	0.90%
Due after one but within five years	2,018	2,066	1.70%
Due after five but within ten years	48,604	48,076	2.28%

	51,622	51,148	2.23%

U.S. Government agencies
Due within one year	504	519	3.96%
Due after one but within five years	18,457	19,208	2.84%
Due after five but within ten years	5,901	5,736	1.84%

	24,862	25,463	2.62%

Mortgage-backed securities
Due after five but within ten years	2,498	2,633	3.97%
Due after ten years	6,157	6,267	4.22%

	8,655	8,900	4.15%

State and political
Due within one year	576	577	2.36%
Due after one but within five years	3,286	3,437	4.21%
Due after five but within ten years	4,860	4,859	3.03%
Due after ten years	2,003	2,011	4.18%

	10,725	10,884	3.57%

Total Securities available for sale
Due within one year	2,080	2,102	2.05%
Due after one but within five years	23,761	24,711	2.93%
Due after five but within ten years	61,863	61,304	2.37%
Due after ten years	8,160	8,278	4.21%

	$95,864	$96,395	2.66%

1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax- equivalent basis, assuming a 38.55% tax rate.

Note 5 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Commercial
Commercial	$44,510	$51,679
Real estate - commercial	112,796	105,123
Other real estate construction loans	43,183	52,270
Noncommercial
Real estate 1-4 family construction	4,910	4,332
Real estate - residential	103,367	103,781
Home equity	52,566	52,034
Consumer loans	16,178	17,721
Other loans	675	739

	378,185	387,679
Less:
Allowance for loan losses	(7,274)	(9,067)
Deferred loan (fees) costs, net	106	90

Loans held for investment, net	$371,017	$378,702

Note 6 – Allowance for Loan Losses

Changes in the allowance for loan losses for the three and six month periods ended June 30, 2011 and 2010 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Balance, beginning of period	$9,030	$5,401	$9,067	$5,276
Provision charged to operations	160	830	1,529	1,043
Charge-offs	(1,957)	(609)	(3,396)	(701)
Recoveries	41	13	73	17

Net (charge-offs)	(1,916)	(596)	(3,323)	(684)
Other	—	—	1	—

Balance at end of period	$7,274	$5,635	$7,274	$5,635

The following table is the breakout of allowance and related activities for the loss by loan class as of and for the three and six months at June 30, 2011:

For the three months ended June 30, 2011

	Beginning Balance	Provisions	Other	Chargeoffs	Recoveries	Ending Balance
	(dollars in thousands)
Commercial	$709	$294	$1	$(1)	$2	$1,005
Real estate - commercial	1,416	176	(1)	(232)	1	1,360
Other real estate construction	2,572	(89)	—	(1,186)	—	1,297
Real estate construction	17	1	—	—	6	24
Real estate - residential	1,854	(60)	—	(48)	—	1,746
Home equity	1,219	214	—	(412)	—	1,021
Consumer loan	1,190	(372)	—	(78)	32	772
Other loans	53	(4)	—	—	—	49

Total	$9,030	$160	$—	$(1,957)	$41	$7,274

For the six months ended June 30, 2011

	Beginning Balance	Provisions	Other	Chargeoffs	Recoveries	Ending Balance
	(dollars in thousands)
Commercial	$966	$194	$1	$(159)	$3	$1,005
Real estate - commercial	2,240	(82)	—	(799)	1	1,360
Other real estate construction	2,157	702	—	(1,562)	—	1,297
Real estate construction	33	—	—	(15)	6	24
Real estate - residential	1,658	356	—	(268)	—	1,746
Home equity	971	462	—	(412)	—	1,021
Consumer loan	984	(94)	—	(181)	63	772
Other loans	58	(9)	—	—	—	49

Total	$9,067	$1,529	$1	$(3,396)	$73	$7,274

The following tables shows period-end loans and reserve balances by loan class both individually and collectively evaluated for impairment at June 30, 2011 and December 31, 2010:

June 30, 2011

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
		(dollars in thousands)
Commercial	$477	$1,826	$528	$42,684	$1,005	$44,510
Real estate - commercial	359	13,536	1,001	99,260	1,360	112,796
Other real estate construction	1,056	6,648	241	36,535	1,297	43,183
Real estate construction	—	1,490	24	3,420	24	4,910
Real estate - residential	625	9,924	1,121	93,443	1,746	103,367
Home equity	137	1,263	884	51,303	1,021	52,566
Consumer loan	185	333	587	15,845	772	16,178
Other loans	—	—	49	675	49	675

Total	$2,839	$35,020	$4,435	$343,165	$7,274	$378,185

December 31, 2010

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
		(dollars in thousands)
Commercial	$399	$1,439	$567	$50,240	$966	$51,679
Real estate - commercial	1,384	20,321	856	84,802	2,240	105,123
Other real estate construction	1,818	10,355	339	41,915	2,157	52,270
Real estate construction	—	950	33	3,382	33	4,332
Real estate - residential	762	8,884	896	94,897	1,658	103,781
Home equity	136	1,065	835	50,969	971	52,034
Consumer loan	132	241	852	17,480	984	17,721
Other loans	—	—	58	739	58	739

Total	$4,631	$43,255	$4,436	$344,424	$9,067	$387,679

Past due loan information is used by management when assessing the adequacy of the allowance for loan loss. The following table summarizes the past due information of the loan portfolio by class:

June 30, 2011

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
		(dollars in thousands)
Commercial	$193	$263	$456	$44,054	$44,510	$—
Real estate - commercial	332	2,530	2,862	109,934	112,796	—
Other real estate construction	225	4,777	5,002	38,181	43,183	—
Real estate 1 -4 family construction	—	—	—	4,910	4,910	—
Real estate - residential	1,859	2,100	3,959	99,408	103,367	339
Home equity	336	100	436	52,130	52,566	—
Consumer loans	247	60	307	15,871	16,178	—
Other loans	—	—	—	675	675	—

Total	$3,192	$9,830	$13,022	$365,163	$378,185	$339

December 31, 2010

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
		(dollars in thousands)
Commercial	$666	$501	$1,167	$50,512	$51,679	$—
Real estate - commercial	1,728	8,702	10,430	94,693	105,123	—
Other real estate construction	206	7,975	8,181	44,089	52,270	—
Real estate 1 -4 family construction	—	500	500	3,832	4,332	—
Real estate - residential	1,648	2,337	3,985	99,796	103,781	397
Home equity	110	75	185	51,849	52,034	—
Consumer loans	267	46	313	17,408	17,721	10
Other loans	—	—	—	739	739	—

Total	$4,625	$20,136	$24,761	$362,918	$387,679	$407

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

The composition of nonaccrual loans by class as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Commercial	$263	$501
Real estate - commercial	2,530	8,702
Other real estate construction	4,777	7,975
Real estate 1 – 4 family construction	—	500
Real estate – residential	1,761	1,940
Home equity	100	75
Consumer loans	60	36
Other loans	—	—

	$9,491	$19,729

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2011 and December 31 2010:

June 30, 2011

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$41,697	$1,381	$1,337	$95	$44,510
Real estate - commercial	92,929	6,319	12,809	739	112,796
Other real estate construction	35,561	93	7,529	—	43,183
Real estate 1 - 4 family construction	3,960	—	950	—	4,910
Real estate - residential	92,430	2,573	8,470	—	103,473
Home equity	50,769	685	1,112	—	52,566
Consumer loans	15,645	200	322	11	16,178
Other loans	675	—	—	—	675

Total	$333,666	$11,251	$32,529	$845	$378,291

December 31, 2010

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$50,108	$185	$1,386	$—	$51,679
Real estate - commercial	81,410	4,520	18,455	738	105,123
Other real estate construction	41,709	301	10,260	—	52,270
Real estate 1 - 4 family construction	3,381	—	951	—	4,332
Real estate - residential	94,077	1,787	7,917	—	103,781
Home equity	50,902	158	974	—	52,034
Consumer loans	17,458	102	129	32	17,721
Other loans	739	—	—	—	739

Total	$339,784	$7,053	$40,072	$770	$387,679

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2011 and December 31, 2010:

June 30, 2011

	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$44,247	$263	$44,510
Real estate - commercial	110,266	2,530	112,796
Other real estate construction	38,406	4,777	43,183
Real estate 1 – 4 family construction	4,910	—	4,910
Real estate – residential	101,267	2,100	103,367
Home equity	52,466	100	52,566
Consumer loans	16,118	60	16,178
Other loans	675	—	675

Total	$368,355	$9,830	$378,185

December 31, 2010

	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$51,178	$501	$51,679
Real estate - commercial	96,421	8,702	105,123
Other real estate construction	44,295	7,975	52,270
Real estate 1 – 4 family construction	3,832	500	4,332
Real estate – residential	101,444	2,337	103,781
Home equity	51,959	75	52,034
Consumer loans	17,675	46	17,721
Other loans	739	—	739

Total	$367,543	$20,136	$387,679

Loans are considered impaired when, based on current information and events; it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2011 and December 31, 2010:

June 30, 2011

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	For the Quarter Ended		Year to Date
					Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
				(dollars in thousands)
Commercial	$1,826	$722	$1,104	$477	$1,339	$29	$1,373	$43
Real estate - commercial	15,513	11,523	2,013	359	16,436	93	17,731	263
Other real estate construction	7,026	2,860	3,788	1,056	8,308	27	8,990	31
Real estate 1 -4 family construction	1,490	1,490	—	—	1,474	4	1,300	26
Real estate - residential	9,924	6,725	3,199	625	9,893	210	9,557	325
Home Equity loans	1,264	879	384	137	1,358	10	1,260	22
Consumer loans	333	52	281	185	320	7	293	10
Other Loans	—	—	—	—	—	—	—	—

Total	$37,376	$24,251	$10,769	$2,839	$39,128	$380	$40,504	$720

December 31, 2010

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
		(dollars in thousands)
Commercial	$1,439	$918	$521	$399
Real estate – commercial	21,985	16,088	4,233	1,384
Other real estate construction	10,357	2,585	7,770	1,818
Real estate 1 – 4 family construction	950	950	—	—
Real estate – residential	8,884	5,118	3,766	762
Home Equity loans	1,066	677	388	136
Consumer loans	241	23	218	132
Other loans	—	—	—	—

Total	$44,922	$26,359	$16,896	$4,631

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2011, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$72,681
Credit card commitments	8,821
Standby letters of credit	1,538

Total commitments	$83,040

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

Prices for US Treasury and government agency securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the migration of securities between levels.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the underlying collateral is further impaired below the appraised value the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$32,949	$32,949	$—	$—
US Government Agencies	20,550	20,550	—	—
GSE - Mortgage-backed securities and CMO’s	25,139	—	25,139	—
State and political subdivisions	10,528	—	10,528	—

Total assets at fair value	$89,166	$53,499	$35,667	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$51,148	$51,148	$—	$—
US Government Agencies	25,463	25,463	—	—
GSE - Mortgage-backed securities and CMO’s	8,900	—	8,900	—
State and political subdivisions	10,884	—	10,884	—

Total assets at fair value	$96,395	$76,611	$19,784	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,930	$—	$—	$7,930
Loans held for sale	731	—	731	—
Other real estate owned	295	—	—	295

Total assets at fair value	$8,956	$—	$731	$8,225

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$12,265	$—	$—	$12,265
Loans held for sale	6,286	—	6,286	—
Other real estate owned	275	—	—	275

Total assets at fair value	$18,826	$—	$6,286	$12,540

Total liabilities at fair value	$—	$—	$—	$—

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

The fair value estimates presented at June 30, 2011 and December 31, 2010, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$13,361	$13,361	$13,624	$13,630
Securities available for sale	89,166	89,166	96,395	96,395
Loans held for investment, net	371,017	386,661	378,702	392,017
Loans held for sale	731	731	6,286	6,286
FHLB Stock and FRB Stock	3,675	3,675	4,031	4,031
Bank-owned life insurance	6,067	6,067	5,975	5,975
Mortgage servicing rights	2,135	2,702	2,134	2,522
Accrued interest receivables	2,067	2,067	2,408	2,408
Financial Liabilities
Deposits	$427,564	$425,922	$434,033	$439,298
Short-term borrowings	22,879	22,879	20,482	20,482
Long-term debt	23,238	24,403	34,061	35,625
Accrued interest payable	322	322	342	342

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

At June 30, 2011, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 7.

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

In July 2010, the FASB issued ASU 2010-20, an update to ASC 310 “Receivables”. The update to ASC 310 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. The Company has adopted this update and included the disclosure in the notes to the financial statements.

In April 2011, the FASB issued ASU No. 2011-02, an update to ASC 310 “Receivables”. The update to ASC 310 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s financial statements.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010.

During the six months ended June 30, 2011, the Company’s total assets decreased $14.0 million, from $535.4 million to $521.4 million. During the same period, loans held for investment also decreased $9.5 million and investment securities decreased $7.2 million.

Cash and cash equivalents decreased $263,000 during the six months ended June 30, 2011. Cash and due from banks increased $2.4 million, while interest-earning deposits with banks decreased $2.7 million.

Investment securities decreased $7.2 million to $89.2 million for the six months ended June 30, 2011. During the first six months of 2011 in an effort to improve our interest rate risk position, management made the decision to shorten the duration of our investment portfolio by selling $24.6 million including $22.7 million of US Treasuries and government agency bonds and $1.9 million of small mortgage backed securities. The Company realized a gain of $933,000 on these transactions. The proceeds from these sales are being reinvested in defensive duration mortgage backed securities which will provide a shorter maturity and a monthly cash flow and protection in a rising rate environment. On June 30, 2011, the Company had net unrealized gains of $744,000.

Loans held for investment decreased from $387.8 million to $378.3 million, a decrease of $9.5 million. Contributing to this decrease was a significant pay down of $4.5 million with one customer relationship. The Company also had net loan chargeoffs of $3.3 million during the first half of the 2011 and transferred $7.0 million to other real estate owned. The Company experienced positive growth trends in its commercial real estate and both one to four family residential real estate and residential construction areas of the loan portfolio. Commercial real estate experienced the largest growth increasing 7.3% or $7.7 million. This growth was largely due to one customer relationship with a construction loan converting to a permanent loan totaling $5.5 million. All of remaining areas of the loan portfolio decreased during the first six months. Loans held for sale decreased 88.4% or $5.6 million during the period. The decrease was attributed to an increase in mortgage rates and a decrease in demand. The allowance for loan losses was $7.3 million at June 30, 2011, which represents 1.92% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Premises and equipment, bank owned life insurance and other real estate owned increased $124,000, $92,000 and $6.6 million, respectively. The Company foreclosed on several loans during the period, with two relationships totaling $5.1 million contributing largely to the increase in other real estate owned. Accrued interest receivable and prepaid assets declined $341,000 and $99,000. Federal Home Loan Bank stock decreased $380,000 because member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. Other assets increased $708,000 during the six month period.

Customer deposits, our primary funding source, experienced a $6.4 million decrease during the period ended June 30, 2011, decreasing from $434.0 million to $427.6 million. Demand noninterest bearing checking increased $3.1 million, while savings deposits increased $2.4 million for the period. Time deposits over $100,000 experienced positive growth of $679,000, while other time deposits declined $1.9 million during the first six months of 2011. Interest checking and money market decreased $10.8 million. This decrease is attributed to decreases in two relationships, one of which is public fund money, where the balances maintained are seasonal in nature and have declined to their annual low point.

Total borrowings decreased $8.4 million for the period which consist of both short-term and long-term borrowed funds primarily from the Federal Home Loan Bank. At June 30, 2011, $26.0 million of the total borrowings of $46.1 million were comprised of Federal Home Loan Bank advances.

At June 30, 2011, total shareholders’ equity was $44.3 million, an increase of $813,000 from December 31, 2010. Net income for the period was $918,000. Unrealized gains and losses on investment securities, net of tax increased $146,000. These increases were offset as the Company also recorded $273,000 in dividends on its outstanding series A and B preferred stock for the six month period. The Company also made principal payments totaling $40,000 and released 8,144 ESOP shares, while drawing down a $20,000 advance on the ESOP line of credit. These transactions had a net effect of a $20,000 increase in equity. At June 30, 2011, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended June 30, 2011 and 2010.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $709,000 for the three months ended June 30, 2011, as compared to $331,000 for the three months ended June 30, 2010, an increase of $378,000. Net income available to common shareholders was $548,000 or $0.07 per common share at June 30, 2011, compared at $170,000 or $0.02 per common share at June 30, 2010. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

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

Net interest income for the three months ended June 30, 2011 was $4.7 million as compared with $4.8 million during the quarter ending June 30, 2010, resulting in a decrease of $36,000. During the current quarter our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $197,000. The average yield on our interest–earning assets decreased 47 basis points to 5.00%, while the average rate we paid for our interest-bearing liabilities decreased 30 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of 17 basis points in our interest rate spread, from 4.01% for the first three months of 2010 to 3.84% for the corresponding period in 2011. Our net interest margin was 3.99% and 4.19% for the comparable periods in 2011 and 2010 respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2011 and 2010:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(in thousands)	Average Balance		Income/Expenses		Rate/Yield
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Taxable securities	$75,929	$79,760	$441	$677	2.33%	3.40%
Nontaxable securities (1)	10,478	8,092	93	79	5.74%	6.46%
Short-term investments	19,074	7,254	11	10	0.23%	0.55%
Taxable loans	372,486	363,983	5,322	5,431	5.73%	5.98%
Non-taxable loans (1)	9,882	6,431	95	61	6.30%	6.18%

Total interest-earning assets	487,849	465,520	5,962	6,258	5.00%	5.47%
Interest-bearing liabilities:
Interest-bearing deposits	377,331	351,312	875	1,048	0.93%	1.20%
Short-term borrowed funds	24,002	22,963	79	157	1.32%	2.74%
Long-term debt	23,922	34,892	272	281	4.56%	3.23%

Total interest bearing liabilities	425,255	409,167	1,226	1,486	1.16%	1.46%

Net interest spread	$62,594	$56,353	$4,736	$4,772	3.84%	4.01%

Net interest margin (1) (% of earning assets)					3.99%	4.19%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $160,000 for the three months ending June 30, 2011 compared to $830,000 for the same period in 2010. There were net loan charge-offs of $1.9 million for the three months ended June 30, 2011 as compared with net loan charge-offs of $596,000 during the same period of 2010. Refer to the Asset Quality discussion on page 29 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $306,000 for the three month period ending June 30, 2011 as compared to the same period in 2010. The Company realized gains on the sale of investments in the amount of $357,000 in the second quarter of 2011, as compared to realized gains of $62,000 for the same period in 2010. Income from mortgage loan sales decreased $59,000 from $390,000 for the quarter ended June 30, 2010 to $331,000 for the same period in 2011. Service charges on deposit accounts produced earnings of $449,000, a decrease of $114,000 for the three months ended June 30, 2011. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced an 18.4% increase for the comparable three month period, generated mainly from brokerage commissions and asset management fees which increased $97,000.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2011 was $5.7 million compared to $5.2 million for the same period of 2010, an increase of $451,000. Salaries and employee benefits, the largest component of noninterest expense, increased $164,000 for the quarter ending June 30, 2011. Net occupancy expense and equipment expense had a combined increase of $28,000. Professional fees and services increased $201,000 largely attributed to an increase in legal fees related to foreclosed loans. Other noninterest expense increased $20,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

Three Months Ended

	June 30,
	2011	2010
	(in thousands)
Postage	$44	$49
Telephone and data lines	52	51
Loan collection expense	87	61
Shareholder relations expense	39	43
Dues and subscriptions	52	41
Other	297	306

Total	$571	$551

Income Tax Expense

The Company had income tax expense of $330,000 for the three months ended June 30, 2011 resulting in an effective tax rate of 31.76% compared to income tax expense of $219,000 and an effective rate of 39.82% in the 2010 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance.

Comparison of Results of Operations For the Six Months Ended June 30, 2011 and 2010.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $918,000 for the six months ended June 30, 2011, as compared to $870,000 for the six months ended June 30, 2010, an increase of $48,000. Net income available to common shareholders was $595,000 or $0.08 per common share at June 30, 2011, compared at $547,000 or $0.07 per common share at June 30, 2010. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

Net Interest Income

Net interest income for the six months ended June 30, 2011 was $9.4 million as compared with $9.3 million during the six months ended June 30, 2010, resulting in an increase of $70,000. During the six months ending June 30, 2011 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $637,000. The average yield on our interest–earning assets decreased 58 basis points to 5.00%, while the average rate we paid for our interest-bearing liabilities decreased 33 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of 25 basis points in our interest rate spread, from 4.07% for the first six months of 2010 to 3.82% for the corresponding period in 2011. Our net interest margin was 3.97% and 4.25% for the comparable six month periods in 2011 and 2010 respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a strong interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2011 and 2010:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(in thousands)	Average Balance		Income/Expenses		Rate/Yield
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Taxable securities	$80,357	$72,842	$944	$1,330	2.37%	3.68%
Nontaxable securities (1)	10,584	8,650	187	170	5.79%	6.46%
Short-term investments	12,514	5,062	18	18	0.29%	0.72%
Taxable loans	377,082	358,379	10,596	10,672	5.67%	6.01%
Non-taxable loans (1)	8,515	6,487	163	122	6.27%	6.18%

Total interest-earning assets	489,052	451,420	11,908	12,312	5.00%	5.58%
Interest-bearing liabilities:
Interest-bearing deposits	375,375	340,293	1,774	2,132	0.95%	1.26%
Short-term borrowed funds	23,428	25,346	182	298	1.57%	2.37%
Long-term debt	27,634	31,038	548	548	4.00%	3.56%

Total interest bearing liabilities	426,437	396,677	2,504	2,978	1.18%	1.51%

Net interest spread	$62,615	$54,743	$9,404	$9,334	3.82%	4.07%

Net interest margin (1) (% of earning assets)					3.97%	4.25%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $1.5 million for the six months ending June 30, 2011 compared to $1.0 million for the same period in 2010. There were net loan charge-offs of $3.3 million for the six months ended June 30, 2011 as compared with net loan charge-offs of $684,000 during the same period of 2010. Refer to the Asset Quality discussion on page 29 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $1.1 million for the six month period ending June 30, 2011 as compared to the same period in 2010. Income from mortgage loan sales decreased $22,000 from $736,000 for the six months ended June 30, 2010 to $714,000 for the same period in 2011. Service charges on deposit accounts produced earnings of $893,000 for the six months ended June 30, 2011. The primary attributing factor is a decrease in NSF fees of $191,000, due in large part to changes in the regulatory governance. Other service fees and commissions experienced a 23.6% increase for the comparable six month period. This is due in part to a reduction in the write-down of servicing assets due to the refinancing of mortgage loans. Also, income generated from brokerage commissions and asset management fees increased $188,000. The Company realized gains on the sale of investments in the amount of $933,000 in the first six months of 2011, as compared to realized losses of $36,000 for the same period in 2010.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2011 was $11.1 million compared to $10.4 million for the same period of 2010, an increase of $718,000. Salaries and employee benefits, the largest component of noninterest expense, increased $381,000 to $6.1 million for the period ending June 30, 2011. Net occupancy expense and equipment expense had a combined increase of $87,000. Professional fees and services increased $115,000, primarily related to an increase in legal fees, attributed to loan collections. Other noninterest expense increased $77,000 for the comparable six month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended
	June 30, 2011	2010
	(in thousands)
Postage	$98	101
Telephone and data lines	93	113
Loan collection expense	146	96
Shareholder relations expense	79	93
Dues and subscriptions	102	90
Other	645	593

Total	$1,163	$1,086

Income Tax Expense

The Company had income tax expense of $358,000 for the six months ended June 30, 2011 resulting in an effective tax rate of 28.06% compared to income tax expense of $460,000 and an effective rate of 34.59% in the 2010 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance.

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

The provision for loan losses was $1.5 million for the period ended June 30 , 2011 as compared to $1.0 million for the same period in 2010. At June 30, 2011 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $35.0 million compared to $43.3 million at December 31, 2010, a decrease of $8.2 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $19.7 million at December 31, 2010 to $9.5 million at June 30, 2011. The primary factor in the decrease in both impaired and nonaccrual loans was the foreclosure and subsequent increase in other real estate owned of $6.6 million. The Company also had a $1.6 million loan relationship that had been current and performing for a period of time but which had to remain in nonaccrual until there was a proven payment history. This relationship was transferred out of nonaccrual and into the current portfolio during second quarter of 2011. The Company had net loan charge-offs for the first six months of 2011 of $3.3 million compared to net loan charge-offs of $684,000 for the same period in 2010. Of the increase in chargeoffs, $1.1 million was related to one relationship.

The allowance expressed as a percentage of gross loans held for investment decreased 42 basis points from 2.34% at December 31, 2010 to 1.92% at June 30, 2011. The decrease in the allowance was a direct impact of the write down and charge-off of impaired loans. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.29% at both December 31, 2010 and June 30, 2011, while the individually evaluated allowance as a percentage of individually evaluated loans decreased from 10.71% to 8.11%, a decrease of 260 basis points. During the first six months of 2011, along with the aforementioned charge-off of $1.1 million, the Company had several partial charge-offs attributing to the decrease. During third quarter of 2010 we upgraded our allowance for loan loss model to capture not only the mean loss of individual loans but also the rare event of severe loss that can occur within the loan portfolio. The changes were made in the part of the model used to compute the general reserves. Specifically, the Company began calculating probable losses on loans by computing a probability of loss and expected loss scenario by call codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple Macro-Economic factors make up the basis of the new allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations. During the first quarter of 2011 the Company added an additional section to its loan loss model to account for other qualitative and/or environmental factors. This new section accounted for $45,000 in increased reserves during the quarter. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 5.19% at December 31, 2010, to 2.60% at June 30, 2011. As discussed above, during the period the Company had a net increase in other real estate owned of $6.6 million. The Company had two loan relationships which consisted of six pieces of property totaling $5.1 million that were the primary components of the increase in other real estate owned. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at June 30, 2011 totaled $5.9 million of which $5.1 million are included in impaired loans above. Restructured loans at December 31, 2010 totaled $5.1 million of which $4.6 million are included in impaired loans above.

The following nonperforming loan table shows the comparison for the six months ended June 30, 2011 to December 31, 2010:

Nonperforming Assets

(dollars in thousands)

	June 30, 2011	December 31, 2010
Nonperforming assets:
Nonaccrual loans past due 90 days or more	$339	$407
Nonaccrual loans	9,491	19,730
Other real estate owned	8,586	2,022

Total nonperforming assets	$18,416	$22,159

Allowance for loans losses	$7,274	$9,067
Nonperforming loans to total loans	2.60%	5.19%
Allowance for loan losses to total loans	1.92%	2.34%
Nonperforming assets to total assets	3.53%	4.14%
Allowance for loan losses to nonperforming loans	74.00%	45.03%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $14.3 million at June 30, 2011, with available credit of $14.3 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $31.4 million, access to borrowings from the Federal Reserve Bank discount window, with available credit of $12.6 million and the issuance of commercial paper. The Company also secured long-term debt from other sources. Total debt from all these sources aggregated $46.1 million at June 30, 2011, compared to $54.5 million at December 31, 2010.

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

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. During the first quarter of 2011, the Company completed a private placement of junior subordinated debt securities that had a rate of 5.75 percent and an eight year maturity. These securities qualify as regulatory capital for the first three years after their issuance, after which the amount that qualifies as regulatory capital will be reduced by 20 percent a year until maturity. The Company also called $7.4 million in previously outstanding junior subordinated debt securities, which were privately placed during 2008. At June 30, 2011, the Company had $11.1 million in subordinated debt outstanding and $10.0 million in outstanding preferred stock issued to the United States Department of the Treasury.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the second quarter of 2011. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *****

4	Form of stock certificate *

4.1	Form of Security Holders Agreement (filed herewith)

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

10.5	Amendment to the Employee Stock Ownership Plan and Trust ****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: August 9, 2011	By:	/s/ ROGER L. DICK
Roger L. Dick
President and Chief Executive Officer

Date: August 9, 2011	By:	/s/ ROBERT O. BRATTON
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *****

4	Form of stock certificate *

4.1	Form of Security Holders Agreement (filed herewith)

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

10.5	Amendment to the Employee Stock Ownership Plan and Trust ****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.