Form 10-Q
period 2011-09-30
UWHARRIE CAPITAL CORP
filed 2011-11-09
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGEACT OF 1934

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

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: 7,593,929 shares of common stock outstanding as of November 7, 2011.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010*

	(dollars in thousands)
ASSETS
Cash and due from banks	$7,455	$4,948
Interest-earning deposits with banks	9,524	8,676
Securities available for sale, at fair value	91,793	96,395
Loans held for sale	1,787	6,286
Loans:
Loans held for investment	380,828	387,769
Less allowance for loan losses	(7,666)	(9,067)

Net loans held for investment	373,162	378,702

Premises and equipment, net	15,073	14,554
Interest receivable	1,918	2,408
Federal Home Loan Bank stock	2,741	3,252
Bank owned life insurance	6,119	5,975
Goodwill	987	987
Other real estate owned	8,898	2,022
Prepaid assets	1,686	2,088
Other assets	9,180	9,133

Total assets	$530,323	$535,426

LIABILITIES
Deposits:
Demand noninterest-bearing	$58,027	$54,837
Interest checking and money market accounts	175,545	187,493
Savings deposits	39,765	37,624
Time deposits, $100,000 and over	58,994	59,431
Other time deposits	91,838	94,648

Total deposits	424,169	434,033

Short-term borrowed funds	30,080	20,482
Long-term debt	26,236	34,061
Interest payable	307	342
Other liabilities	3,634	3,015

Total liabilities	484,426	491,933

Off balance sheet items, commitments and contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(225)	(300)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital plus stock option surplus	14,038	14,034
Unearned ESOP compensation	(726)	(692)
Undivided profits	10,813	10,124
Accumulated other comprehensive income	2,005	335

Total shareholders’ equity	45,897	43,493

Total liabilities and shareholders’ equity	$530,323	$535,426

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,499	$5,393	$16,258	$16,187
Investment securities
US Treasury	152	168	594	327
US Government agencies and corporations	294	482	796	1,652
State and political subdivisions	92	72	279	243
Interest-earning deposits with banks and federal funds sold	21	9	39	27

Total interest income	6,058	6,124	17,966	18,436

Interest Expense
Interest checking and money market accounts	202	245	645	723
Savings deposits	82	87	246	239
Time deposits, $100,000 and over	278	297	844	901
Other time deposits	282	406	883	1,304
Short-term borrowed funds	89	176	271	474
Long-term debt	259	267	807	815

Total interest expense	1,192	1,478	3,696	4,456

Net interest income	4,866	4,646	14,270	13,980

Provision for loan losses	483	2,053	2,012	3,096

Net interest income after provision for loan losses	4,383	2,593	12,258	10,884
Noninterest Income
Service charges on deposit accounts	476	583	1,369	1,712
Other service fees and commissions	885	782	2,651	2,211
Gain on sale of securities	—	1,520	933	1,484
Loss fixed assets/other assets	(51)	(1)	(56)	(61)
Income from mortgage loan sales	407	880	1,121	1,616
Other income	82	173	287	401

Total noninterest income	1,799	3,937	6,305	7,363

Noninterest Expense
Salaries and employee benefits	3,071	2,975	9,166	8,689
Net occupancy expense	305	322	888	860
Equipment expense	179	210	579	568
Data processing costs	213	212	630	623
Office supplies and printing	76	91	247	268
Foreclosed real estate expense	355	112	480	243
Professional fees and services	414	297	1,160	928
Marketing and donations	127	243	424	625
Electronic banking expense	228	211	656	588
Software amortization and maintenance	145	129	421	359
FDIC insurance	171	195	575	547
Other noninterest expense	594	809	1,757	1,895

Total noninterest expense	5,878	5,806	16,983	16,193

Income before income taxes	304	724	1,580	2,054
Income taxes	49	227	407	687

Net income	$255	$497	$1,173	$1,367

Net Income	$255	$497	$1,173	$1,367
Dividends – preferred stock	(161)	(161)	(484)	(484)

Net income available to common shareholders	$94	$336	$689	$883

Net income per common share
Basic	$0.01	$0.04	$0.09	$0.12

Diluted	$0.01	$0.04	$0.09	$0.12

Weighted average shares outstanding
Basic	7,464,970	7,490,196	7,472,411	7,487,875
Diluted	7,464,970	7,490,196	7,472,411	7,487,875

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income	Total
	(in thousands, except share data)
Balance, December 31, 2010	7,593,929	$10,000	$500	$(300)	$9,492	$14,034	$(692)	$10,124	$335	$43,493
Net income	—	—	—	—	—	—	—	1,173	—	1,173
Other comprehensive income	—	—	—	—	—	—	—	—	1,670	1,670
Release of ESOP shares	—	—	—	—	—	—	60	—	—	60
Increase in ESOP notes receivable	—	—	—	—	—	—	(94)	—	—	(94)
Stock compensation expense	—	—	—	—	—	4	—	—	—	4
Record preferred stock dividend and discount accretion	—	—	—	75	—	—	—	(484)	—	(409)

Balance, September 30, 2011	7,593,929	$10,000	$500	$(225)	$9,492	$14,038	$(726)	$10,813	$2,005	$45,897

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,173	$1,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	615	595
Net amortization of security premiums/discounts	603	265
Net amortization of mortgage servicing rights	416	537
Impairment of foreclosed real estate	31	76
Provision for loan losses	2,012	3,096
Stock compensation	4	2
Net realized gains on sales / calls available for sales securities	(933)	(1,484)
Income from mortgage loan sales	(1,121)	(1,616)
Proceeds from sales of loans held for sale	42,793	56,388
Origination of loans held for sale	(37,173)	(55,823)
Loss on disposal of premises, equipment and other assets	13	10
Increase in cash surrender value of life insurance	(144)	(188)
Loss on sales of foreclosed real estate	43	51
Release of ESOP shares	60	56
Net change in interest receivable	490	(102)
Net change in other assets	(751)	(982)
Net change in interest payable	(35)	(16)
Net change in other liabilities	619	(453)

Net cash provided by operating activities	8,715	1,779

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	35,497	52,070
Purchase of securities available for sale	(28,020)	(61,964)
Net change in loans	(3,999)	(34,419)
Purchase of premises and equipment	(1,147)	(1,505)
Proceeds from sales of foreclosed real estate	577	799
Investment in other assets	(185)	(216)
Net (increase) decrease in Federal Home Loan Bank stock	511	(178)

Net cash provided by (used in) investing activities	3,234	(45,413)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(9,864)	48,775
Net increase (decrease) in short-term borrowed funds	9,598	(4,930)
Net increase (decrease) in long-term debt	(11,533)	5,944
Proceeds from issuance of new junior subordinated debt	4,438	—
Repayment of junior subordinated debt	(730)	—
Increase in unearned ESOP compensation	(94)	(100)
Dividends on preferred stock	(409)	(409)

Net cash provided by (used in) financing activities	(8,594)	49,280

Increase in cash and cash equivalents	3,355	5,646
Cash and cash equivalents, beginning of period	13,624	10,859

Cash and cash equivalents, end of period	$16,979	$16,505

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,731	$2,985
Income taxes paid	216	93
Supplemental Schedule of Non-Cash Activities
Loans transferred to foreclosured real estate	7,527	475
Increase in fair value of securities for sale, net of tax	1,670	1,570

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net Income	$255	$497	$1,173	$1,367

Other comprehensive income (loss)
Unrealized gain (losses) on available for sale securities	2,332	995	3,477	3,353
Related tax effect	(808)	(367)	(1,234)	(1,177)
Reclassification of loss (gains)recognized in net income	—	(1,520)	(933)	(1,484)
Related tax effect	—	586	360	572

Total other comprehensive income	1,524	(306)	1,670	1,264

Comprehensive income	$1,779	$191	$2,843	$2,631

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and nine months ended September 30, 2011 and 2010, the Company’s 123,570 and 180,571 stock outstanding options respectively, did not have a dilutive effect on per share results because the exercise prices exceeded the average share values for each period.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	7,593,929	7,593,929	7,593,929	7,593,929
Effect of ESOP shares	(128,959)	(103,733)	(121,518)	(106,054)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,464,970	7,490,196	7,472,411	7,487,875
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,464,970	7,490,196	7,472,411	7,487,875

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
	(dollars in thousands)
U.S. Treasury	$32,167	$1,271	$—	$33,438
U.S. Government agencies	19,806	857	—	20,663
GSE—Mortgage-backed securities and CMO’s	26,653	412	71	26,994
State and political subdivisions	10,091	607	—	10,698

Total securities available for sale	$88,717	$3,147	$71	$91,793

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2010
	(dollars in thousands)
U.S. Treasury	$51,622	$746	$1,220	$51,148
U.S. Government agencies	24,862	766	165	25,463
GSE—Mortgage-backed securities and CMO’s	8,655	294	49	8,900
State and political subdivisions	10,725	267	108	10,884

Total securities available for sale	$95,864	$2,073	$1,542	$96,395

At September 30, 2011 and December 31, 2010 the Company owned Federal Reserve stock reported at cost of $802,850 and $778,850, respectively, and included in other assets. Also at September 30, 2011 and December 31, 2010, the Company owned Federal Home Loan Bank Stock (FHLB) of $2.7 million and $3.3 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership and borrowings with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2011.

Results from sales of securities available for sale for the three month and nine month period ended September 30, 2011 and September 30, 2010 are as follows:

	Three Months Ended September 30,
	2011	2010
	(dollars in thousands)
Gross proceeds from sales	$—	$29,875

Realized gains from sales	$—	$1,733
Realized losses from sales	—	(213)

Net realized gains	$—	$1,520

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Gross proceeds from sales	$25,568	$42,306

Realized gains from sales	$933	$1,957
Realized losses from sales	—	(473)

Net realized gains	$933	$1,484

At September 30, 2011 and December 31, 2010 securities available for sale with a carrying amount of $39.2 million and $40.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to market volatility and a rise in interest rates, which will adjust if rates decline, and are in no way a reflection of the quality of the investments. At September 30, 2011 the unrealized losses related to three mortgage backed securities. At December 31, 2010, the unrealized losses related to six U.S. Treasury Notes, two U.S. Government Agencies, three mortgage backed securities and eight North Carolina municipal bonds.

	Less than 12 Months		12 Months or More		Total
September 30, 2011		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Securities available for sale temporary impairment
GSE—Mortgage-backed securities and CMO’s	$11,596	$71	$—	$—	$11,596	$71
State and political subdivisions	—	—	—	—	—	—

	$11,596	$71	$—	$—	$11,596	$71

	Less than 12 Months		12 Months or More		Total
December 31, 2010		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$26,138	$1,220	$—	$—	$26,138	$1,220
U.S. Gov’t agencies	5,736	165	—	—	5,736	165
GSE—Mortgage-backed securities and CMO’s	2,900	49	—	—	2,900	49
State and political subdivisions	4,522	108	—	—	4,522	108

	$39,296	$1,542	$—	$—	$39,296	$1,542

Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment management considers among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered.

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At September 30, 2011, the Company did not intend to sell and was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2011 and December 31, 2010 by remaining contractual maturity are as follows:

	September 30, 2011
	Amortized Cost	Estimated Fair Value	Book Yield (1)
Securities available for sale
U.S. Treasury
Due within one year	$999	$1,011	1.50%
Due after one but within five years	4,076	4,381	2.59%
Due after five but within ten years	27,092	28,046	1.80%

	32,167	33,438	1.90%

U.S. Government agencies
Due within one year	954	970	4.19%
Due after one but within five years	18,852	19,693	2.43%

	19,806	20,663	2.51%

Mortgage-backed securities
Due after five but within ten years	3,484	3,668	3.27%
Due after ten years	23,169	23,326	3.24%

	26,653	26,994	3.24%

State and political
Due within one year	837	853	3.59%
Due after one but within five years	2,928	3,086	2.34%
Due after five but within ten years	4,721	5,046	3.07%
Due after ten years	1,605	1,713	4.14%

	10,091	10,698	3.07%

Total Securities available for sale
Due within one year	2,790	2,834	3.05%
Due after one but within five years	25,856	27,160	2.44%
Due after five but within ten years	35,297	36,760	2.12%
Due after ten years	24,774	25,039	3.30%

	$88,717	$91,793	2.57%

	December 31, 2010
	Amortized Cost	Estimated Fair Value	Book Yield (1)
Securities available for sale
U.S. Treasury
Due within one year	$1,000	$1,006	0.90%
Due after one but within five years	2,018	2,066	1.70%
Due after five but within ten years	48,604	48,076	2.28%

	51,622	51,148	2.23%

U.S. Government agencies
Due within one year	504	519	3.96%
Due after one but within five years	18,457	19,208	2.84%
Due after five but within ten years	5,901	5,736	1.84%

	24,862	25,463	2.62%

Mortgage-backed securities
Due after five but within ten years	2,498	2,633	3.97%
Due after ten years	6,157	6,267	4.22%

	8,655	8,900	4.15%

State and political
Due within one year	576	577	2.36%
Due after one but within five years	3,286	3,437	4.21%
Due after five but within ten years	4,860	4,859	3.03%
Due after ten years	2,003	2,011	4.18%

	10,725	10,884	3.57%

Total Securities available for sale
Due within one year	2,080	2,102	2.05%
Due after one but within five years	23,761	24,711	2.93%
Due after five but within ten years	61,863	61,304	2.37%
Due after ten years	8,160	8,278	4.21%

	$95,864	$96,395	2.66%

1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Note 5 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010

	(dollars in thousands)
Commercial
Commercial	$48,849	$51,679
Real estate – commercial	113,230	105,123
Other real estate construction loans	40,757	52,270
Noncommercial
Real estate 1-4 family construction	5,430	4,332
Real estate – residential	104,677	103,781
Home equity	51,498	52,034
Consumer loans	15,711	17,721
Other loans	589	739

	380,741	387,679
Less:
Allowance for loan losses	(7,666)	(9,067)
Deferred loan (fees) costs, net	87	90

Loans held for investment, net	$373,162	$378,702

Note 6—Allowance for Loan Losses

Changes in the allowance for loan losses for the three and nine month periods ended September 30, 2011 and 2010 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

		(in thousands)
Balance, beginning of period	$7,274	$5,635	$9,067	$5,276
Provision charged to operations	483	2,053	2,012	3,096
Charge-offs	(118)	(246)	(3,514)	(947)
Recoveries	28	20	101	37

Net (charge-offs)	(90)	(226)	(3,413)	(910)
Other	(1)	—	—	—

Balance at end of period	$7,666	$7,462	$7,666	$7,462

The following tables discuss the allowance and related activities for the loss by loan class as of and for the three and nine months at September 30, 2011:

For the three months

ended September 30, 2011

	Beginning Balance	Provisions	Other	Chargeoffs	Recoveries	Ending Balance

	(dollars in thousands)
Commercial	$1,005	$7	$(1)	$—	$1	$1,012
Real estate – commercial	1,360	362	—	—	3	1,725
Other real estate construction	1,297	1	—	—	—	1,298
Real estate construction	24	7	—	—	—	31
Real estate – residential	1,746	75	—	(39)	—	1,782
Home equity	1,021	14	—	(1)	2	1,036
Consumer loan	772	8	—	(78)	22	724
Other loans	49	9	—	—	—	58

Total	$7,274	$483	$(1)	$(118)	$28	$7,666

For the nine months

ended September 30, 2011

	Beginning Balance	Provisions	Other	Chargeoffs	Recoveries	Ending Balance
	(dollars in thousands)
Commercial	$966	$201	$—	$(159)	$4	$1,012
Real estate – commercial	2,240	280	—	(799)	4	1,725
Other real estate construction	2,157	703	—	(1,562)	—	1,298
Real estate construction	33	7	—	(15)	6	31
Real estate – residential	1,658	431	—	(307)	—	1,782
Home equity	971	476	—	(413)	2	1,036
Consumer loan	984	(86)	—	(259)	85	724
Other loans	58	—	—	—	—	58

Total	$9,067	$2,012	$—	$(3,514)	$101	$7,666

The following tables show period-end loans and reserve balances by loan class both individually and collectively evaluated for impairment at September 30, 2011 and December 31, 2010:

September 30, 2011

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$438	$1,999	$574	$46,850	$1,012	$48,849
Real estate – commercial	621	11,455	1,104	101,775	1,725	113,230
Other real estate construction	1,056	6,850	242	33,907	1,298	40,757
Real estate construction	—	1,490	31	3,940	31	5,430
Real estate – residential	826	11,119	956	93,558	1,782	104,677
Home equity	218	1,609	818	49,889	1,036	51,498
Consumer loan	172	309	552	15,402	724	15,711
Other loans	—	—	58	589	58	589

Total	$3,331	$34,831	$4,335	$345,910	$7,666	$380,741

December 31, 2010

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$399	$1,439	$567	$50,240	$966	$51,679
Real estate – commercial	1,384	20,321	856	84,802	2,240	105,123
Other real estate construction	1,818	10,355	339	41,915	2,157	52,270
Real estate construction	—	950	33	3,382	33	4,332
Real estate – residential	762	8,884	896	94,897	1,658	103,781
Home equity	136	1,065	835	50,969	971	52,034
Consumer loan	132	241	852	17,480	984	17,721
Other loans	—	—	58	739	58	739

Total	$4,631	$43,255	$4,436	$344,424	$9,067	$387,679

Past due loan information is used by management when assessing the adequacy of the allowance for loan loss. The following table summarizes the past due information of the loan portfolio by class:

September 30, 2011

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$237	$262	$499	$48,350	$48,849	$—
Real estate—commercial	695	1,982	2,677	110,553	113,230	—
Other real estate construction	848	4,639	5,487	35,270	40,757	—
Real estate 1 -4 family construction	—	—	—	5,430	5,430	—
Real estate—residential	1,500	2,710	4,210	100,467	104,677	—
Home equity	178	316	494	51,004	51,498	—
Consumer loans	188	35	223	15,488	15,711	—
Other loans	—	—	—	589	589	—

Total	$3,646	$9,944	$13,590	$367,151	$380,741	$—

December 31, 2010

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$666	$501	$1,167	$50,512	$51,679	$—
Real estate—commercial	1,728	8,702	10,430	94,693	105,123	—
Other real estate construction	206	7,975	8,181	44,089	52,270	—
Real estate 1 -4 family construction	—	500	500	3,832	4,332	—
Real estate—residential	1,648	2,337	3,985	99,796	103,781	—
Home equity	110	75	185	51,849	52,034	—
Consumer loans	267	46	313	17,408	17,721	10
Other loans	—	—	—	739	739	—

Total	$4,625	$20,136	$24,761	$362,918	$387,679	$10

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. Credit card loans are the exception to this policy and remain in accruing 90 days or more until they are paid current or charged off.

The composition of nonaccrual loans by class as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Commercial	$262	$501
Real estate—commercial	1,982	8,702
Other real estate construction	4,639	7,975
Real estate 1 – 4 family construction	—	500
Real estate – residential	2,710	2,337
Home equity	316	75
Consumer loans	35	36
Other loans	—	—

	$9,944	$20,126

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2011 and December 31 2010:

September 30, 2011

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$45,677	$1,552	$1,525	$95	$48,849
Real estate – commercial	96,974	4,854	10,664	738	113,230
Other real estate construction	33,316	102	7,339	—	40,757
Real estate 1 – 4 family construction	4,480	—	950	—	5,430
Real estate – residential	93,171	2,942	8,564	—	104,677
Home equity	49,707	664	1,127	—	51,498
Consumer loans	15,233	198	268	12	15,711
Other loans	589	—	—	—	589

Total	$339,147	$10,312	$30,437	$845	$380,741

December 31, 2010

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$50,108	$185	$1,386	$—	$51,679
Real estate – commercial	81,410	4,520	18,455	738	105,123
Other real estate construction	41,709	301	10,260	—	52,270
Real estate 1 – 4 family construction	3,381	—	951	—	4,332
Real estate – residential	94,077	1,787	7,917	—	103,781
Home equity	50,902	158	974	—	52,034
Consumer loans	17,458	102	129	32	17,721
Other loans	739	—	—	—	739

Total	$339,784	$7,053	$40,072	$770	$387,679

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show the performing and nonperforming loans by class at September 30, 2011 and December 31, 2010:

September 30, 2011

	Performing	Non- Performing	Total

	(dollars in thousands)
Commercial	$48,587	$262	$48,849
Real estate – commercial	111,248	1,982	113,230
Other real estate construction	36,118	4,639	40,757
Real estate 1 – 4 family construction	5,430	—	5,430
Real estate – residential	101,967	2,710	104,677
Home equity	51,182	316	51,498
Consumer loans	15,676	35	15,711
Other loans	589	—	589

Total	$370,797	$9,944	$380,741

December 31, 2010

	Performing	Non- Performing	Total

	(dollars in thousands)
Commercial	$51,178	$501	$51,679
Real estate – commercial	96,421	8,702	105,123
Other real estate construction	44,295	7,975	52,270
Real estate 1 – 4 family construction	3,832	500	4,332
Real estate – residential	101,444	2,337	103,781
Home equity	51,959	75	52,034
Consumer loans	17,675	46	17,721
Other loans	739	—	739

Total	$367,543	$20,136	$387,679

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2011 and December 31, 2010:

September 30, 2011

		Recorded	Recorded		For the Quarter Ended		Year to Date
	Unpaid Principal Balance	Investment With No Allowance	Investment With Allowance	Related Allowance	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income

	(dollars in thousands)
Commercial	$1,999	$836	$1,163	$438	$1,912	$32	$1,529	$75
Real estate – commercial	13,432	9,256	2,199	622	12,496	167	16,162	430
Other real estate construction	7,228	2,721	4,129	1,056	6,749	48	8,456	79
Real estate 1 – 4 family construction	1,490	1,490	—	—	1,490	31	1,347	57
Real estate – residential	11,119	7,053	4,066	825	10,522	43	9,947	368
Home Equity loans	1,610	1,037	572	218	1,435	24	1,348	46
Consumer loans	309	40	269	172	321	4	297	14
Other Loans	—	—	—	—	—	—	—	—

Total	$37,187	$22,433	$12,398	$3,331	$34,925	$349	$39,086	$1,069

December 31, 2010

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance

	(dollars in thousands)
Commercial	$1,439	$918	$521	$399
Real estate – commercial	21,985	16,088	4,233	1,384
Other real estate construction	10,357	2,585	7,770	1,818
Real estate 1 – 4 family construction	950	950	—	—
Real estate – residential	8,884	5,118	3,766	762
Home Equity loans	1,066	677	388	136
Consumer loans	241	23	218	132
Other loans	—	—	—	—

Total	$44,922	$26,359	$16,896	$4,631

Note 7 – Troubled Debts Restructures

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification involves providing a concession to the existing loan contract. The Company offers various types of concessions when modifying loans to troubled borrowers, however, forgiveness of principal is rarely granted. Concessions offered are term extensions, capitalizing accrued interest, reducing interest rates to below current market rates or a combination of any of these. Combinations from time to time may include allowing a customer to be placed on interest-only payments. The presentations below in the other category are TDR’s with a combination of concessions. At the time of a TDR, additional collateral or a guarantor may be requested.

Loans modified as a TDR are typically already on nonaccrual status and partial chargeoffs may have in some cases already been taken against the outstanding loan balance. The Company classifies TDR loans as impaired loans and evaluates the need for an allowance for loan loss on a loan-by-loan basis. An allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan is deemed to be collateral dependent.

For the three and nine months ended September 30, 2011, the following table presents a breakdown of the types of concessions made by loan class:

For the three months

ended September 30, 2011

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)
Other:
Commercial	—	$—	$—
Real estate – commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	348	347
Home equity	—	—	—
Consumer loans	1	5	5
Other loans	—	—	—

	3	$353	$352

Total	3	$353	$352

For the nine months

ended September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Below market interest rate:
Commercial	—	$—	$—
Real estate – commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	331	330
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	2	$331	$330

Extended payment terms:
Commercial	—	$—	$—
Real estate – commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	135	135
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	2	$135	$135

Other:
Commercial	1	$42	$36
Real estate – commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	14	1,803	1,784
Home equity	—	—	—
Consumer loans	4	109	100
Other loans	—	—	—

	19	$1,954	$1,920

Total	23	$2,420	$2,385

The following table presents loans that were modified as troubled debt restructurings within the previous twelve months, from October 1, 2010 and for which there was a payment default during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Below market interest rate:
Commercial	—	$—	—	$—
Real estate – commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1 – 4 family construction	—	—	—	—
Real estate – residential	—	—	1	210
Home Equity loans	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—

	—	$—	1	$210

Other:
Commercial	—	$—	—	$—
Real estate – commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1 – 4 family construction	—	—	—	—
Real estate – residential	—	—	3	349
Home Equity loans	—	—	—	—
Consumer loans	—	—	2	85
Other loans	—	—	—	—

	—	$—	5	$434

Total	—	$—	6	$644

A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement. As mentioned, the Company considers TDRs to be impaired loans. A default generally leads to a partial chargeoff or further impairment. If this happens the chargeoff is included in the expected loss calculation “in the loans collectively evaluated” portion of our allowance for loan loss model.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of September 30, 2011:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
	(dollars in thousands)
Below market interest rate	—	$—	2	$330	—	$—	—	$—
Extended payment terms	—	—	2	135	—	—	—	—
Other Loans	—	—	15	1,546	4	374	—	—

Total	—	$—	19	$2,011	4	$374	—	$—

Note 8—Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2011, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$64,826
Credit card commitments	8,458
Standby letters of credit	1,545

Total commitments	$74,829

Note 9 – Fair Value Disclosures

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

Among the Company’s assets and liabilities, investment securities available for sale are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including impaired loans: loans held for sale, which are carried at the lower of cost or market: other real estate owned and loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions; foreclosed real estate, which is carried at lower of cost or fair market value and goodwill, which is periodically tested for impairment. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the underlying collateral is further impaired below the appraised value the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$33,438	$33,438	$—	$—
US Government Agencies	20,663	20,663	—	—
GSE – Mortgage-backed securities and CMO’s	26,994	—	26,994	—
State and political subdivisions	10,698	—	10,698	—

Total assets at fair value	$91,793	$54,101	$37,692	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$51,148	$51,148	$—	$—
US Government Agencies	25,463	25,463	—	—
GSE – Mortgage-backed securities and CMO’s	8,900	—	8,900	—
State and political subdivisions	10,884	—	10,884	—

Total assets at fair value	$96,395	$76,611	$19,784	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,067	$—	$—	$9,067
Loans held for sale	1,787	—	1,787	—
Other real estate owned	248	—	—	248

Total assets at fair value	$11,102	$—	$1,787	$9,315

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$12,265	$—	$—	$12,265
Loans held for sale	6,286	—	6,286	—
Other real estate owned	275	—	—	275

Total assets at fair value	$18,826	$—	$6,286	$12,540

Total liabilities at fair value	$—	$—	$—	$—

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

Note 10—Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2011 and December 31, 2010, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values that are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$16,979	$16,979	$13,624	$13,624
Securities available for sale	91,793	91,793	96,395	96,395
Loans held for investment, net	373,162	389,628	378,702	392,017
Loans held for sale	1,787	1,787	6,286	6,286
FHLB Stock and FRB Stock	3,543	3,543	4,031	4,031
Bank-owned life insurance	6,119	6,119	5,975	5,975
Mortgage servicing rights	2,092	2,313	2,134	2,522
Accrued interest receivables	1,918	1,918	2,408	2,408

Financial Liabilities
Deposits	$424,169	$422,452	$434,033	$439,298
Short-term borrowings	30,080	30,080	20,482	20,482
Long-term debt	26,236	27,230	34,061	35,625
Accrued interest payable	307	307	342	342

The carrying amount of cash and cash equivalents and accrued interest approximate their fair values due to the short period of time until their expected realization. Securities available for sale are carried at fair value based on quoted market prices. The carrying amount of bank-owned life insurance is the current cash surrender value. It is not practicable to determine fair value of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability, so it is presented at its carrying value.

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

•

Deposits – The fair value of checking, savings and money market deposits is deemed equal to the amount payable on demand. The fair value of certificates of deposit is estimated based on discounted cash flow analyses using offered market rates. The fair value of deposits does not consider any customer-related intangibles.

•

Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year, approximate the carrying value for such debt. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates.

At September 30, 2011, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 8.

Note 11 – Recent Accounting Pronouncements

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

ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, “Comprehensive Income.” This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, an update to ASC 350 “Intangibles—Goodwill and Other.” This update gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011, the Company’s total assets decreased $5.1 million, from $535.4 million to $530.3 million. During the same period, loans held for investment decreased $7.0 million and investment securities decreased $4.6 million.

Cash and cash equivalents increased $3.4 million during the nine months ended September 30, 2011. Cash and due from banks increased $2.5 million, while interest-earning deposits with banks increased $848,000.

Investment securities decreased $4.6 million to $91.8 million for the nine months ended September 30, 2011. During the first nine months of 2011 in an effort to improve our interest rate risk position, management made the decision to shorten the duration of our investment portfolio by selling $24.6 million of securities, including $22.7 million of US Treasuries and government agency bonds and $1.9 million of small mortgage backed securities. The Company realized a gain of $933,000 on these transactions. The proceeds from these sales are being reinvested in defensive duration mortgage backed securities which will provide a shorter maturity and a monthly cash flow and protection in a rising rate environment. On September 30, 2011, the Company had net unrealized gains of $3.1 million.

Loans held for investment decreased from $387.8 million to $380.8 million, a decrease of $7.0 million. Contributing to this decrease was a significant pay down of $4.5 million with one customer relationship. The Company also had net loan chargeoffs of $3.4 million during the first nine months of 2011 and transferred $7.5 million to other real estate owned. The Company experienced positive growth trends in its commercial real estate loans as well as in both the one-to-four family residential real estate and residential construction areas of the loan portfolio. Commercial real estate experienced the largest growth increasing 7.7% or $8.1 million. This growth was largely due to one customer relationship with a construction loan converting to a permanent loan totaling $5.5 million. All remaining areas of the loan portfolio decreased during the first nine months of 2011. Loans held for sale decreased 71.6% or $4.5 million during the period. The decrease was attributed to an increase in mortgage rates and a decrease in demand. The allowance for loan losses was $7.7 million at September 30, 2011, which represented 2.01% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, Federal Home Loan Bank stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Premises and equipment, bank owned life insurance and other real estate owned increased $519,000, $144,000 and $6.9 million, respectively. The Company foreclosed on several loans during the period, with two relationships totaling $5.1 million contributing largely to the increase in other real estate owned. Accrued interest receivable and prepaid assets declined $490,000 and $402,000, respectively. Federal Home Loan Bank stock decreased $511,000 because member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. Other assets increased $47,000 during the nine month period.

Customer deposits, our primary funding source, experienced a $9.9 million decrease during the period ended September 30, 2011, decreasing from approximately$434.0 million to $424.2 million. Demand noninterest-bearing checking increased $3.2 million, while savings deposits increased $2.1 million for the period. Time deposits $100,000 and over decreased $437,000, while other time deposits declined $2.8 million during the first nine months of 2011. Interest checking and money market deposits decreased $12.0 million. This decrease is attributable to decreases in two relationships, one of which is public fund money, where the balances maintained are seasonal in nature and have declined to their annual low point.

Total borrowings, which consist of both short-term and long-term borrowed funds primarily from the Federal Home Loan Bank, increased $1.8 million for the period. At September 30, 2011, $35.5 million of the $56.3 million in total borrowings were comprised of Federal Home Loan Bank advances.

At September 30, 2011, total shareholders’ equity was $45.9 million, an increase of $2.4 million from December 31, 2010. Net income for the period was $1.2 million. Unrealized gains and losses on investment securities, net of tax, increased $1.7 million. These increases were offset as the Company also recorded $409,000 in dividends on its outstanding series A and B preferred stock for the nine month period. The Company also made principal payments totaling $60,000 and released 12,216 ESOP shares, while drawing down a $94,000 advance on the ESOP line of credit. These transactions had a net effect of a $34,000 decrease in equity. At September 30, 2011, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended September 30, 2011 and 2010.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $255,000 for the three months ended September 30, 2011, as compared to $497,000 for the three months ended September 30, 2010, a decrease of $242,000. Net income available to common shareholders was $94,000 or $0.01 per common share at September 30, 2011, compared at $336,000 or $0.04 per common share at September 30, 2010. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

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

Net interest income for the three months ended September 30, 2011 was $4.9 million as compared with $4.6 million during the quarter ending September 30, 2010, resulting in an increase of $220,000. During the current quarter the volume of interest-earning assets and the volume of our interest-bearing liabilities decreased. The decrease in the volume of interest-bearing liabilities outpaced the decrease in our assets by $31,000. The average yield on our interest-earning assets decreased four basis points to 5.08%, while the average rate we paid for our interest-bearing liabilities decreased 27 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. These changes resulted in a increase of 23 basis points in our interest rate spread, from 3.73% for the first three months of 2010 to 3.96% for the corresponding period in 2011. Our net interest margin was 4.10% and 3.90% for the comparable periods in 2011 and 2010, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2011 and 2010:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Taxable securities	$80,236	$84,066	$446	$650	2.21%	3.07%
Nontaxable securities (1)	10,611	7,606	92	72	5.60%	6.09%
Short-term investments	11,149	7,804	21	9	0.75%	0.46%
Taxable loans	369,370	375,681	5,392	5,335	5.79%	5.63%
Non-taxable loans (1)	11,442	6,110	107	58	6.02%	6.17%

Total interest-earning assets	482,808	481,267	6,058	6,124	5.08%	5.12%

Interest-bearing liabilities:
Interest-bearing deposits	372,969	364,212	844	1,035	0.90%	1.13%
Short-term borrowed funds	25,878	22,639	89	176	1.36%	3.08%
Long-term debt	24,274	35,885	259	267	4.23%	2.95%

Total interest bearing liabilities	423,121	422,736	1,192	1,478	1.12%	1.39%

Net interest spread	$59,687	$58,531	$4,866	$4,646	3.96%	3.73%

Net interest margin (1)
(% of earning assets)					4.10%	3.90%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $483,000 for the three months ending September 30, 2011 compared to $2.1 million for the same period in 2010. There were net loan charge-offs of $90,000 for the three months ended September 30, 2011 as compared with net loan charge-offs of $226,000 during the same period of 2010. Refer to the Asset Quality discussion on page 33 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $2.1 million for the three month period ending September 30, 2011 as compared to the same period in 2010. The Company did not realize gains on the sale of investments during the third quarter of 2011, as compared to realized gains of $1.5 million for the same period in 2010. Income from mortgage loan sales decreased $473,000 from $880,000 for the quarter ended September 30, 2010 to $407,000 for the same period in 2011. Service charges on deposit accounts produced earnings of $476,000, a decrease of $107,000 for the three months ended September 30, 2011. The primary factor leading to this decrease was a decline in NSF fees of $73,000 for the comparable periods due to the implementation of Regulation E that added further restrictions. Other service fees and commissions experienced a 13.2% increase for the comparable three month period, generated mainly from brokerage commissions and asset management fees which increased $56,000.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2011 was $5.9 million compared to $5.8 million for the same period of 2010, an increase of $72,000. Salaries and employee benefits, the largest component of noninterest expense, increased $96,000 for the quarter ending September 30, 2011. Professional fees and services increased $117,000, which was largely attributable, to an increase in legal fees related to foreclosed loans. Foreclosed real estate expense increased $243,000 from the prior period in 2010. These increases were offset by declines in several other expense areas. Net occupancy expense and equipment expense had a combined decrease of $48,000, while marketing and donations declined $116,000. Other noninterest expense decreased $215,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Postage	$50	$61
Telephone and data lines	40	60
Loan collection expense	68	94
Shareholder relations expense	57	43
Dues and subscriptions	35	48
Other	344	503

Total	$594	$809

Income Tax Expense

The Company had income tax expense of $49,000 for the three months ended September 30, 2011 resulting in an effective tax rate of 16.12% compared to income tax expense of $227,000 and an effective rate of 31.4% in the 2010 period. Income taxes computed at the statutory rate are reduced somewhat by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance that increased during the 2011 quarter.

Comparison of Results of Operations For the Nine Months Ended September 30, 2011 and 2010.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.2 million for the nine months ended September 30, 2011, as compared to $1.4 million for the nine months ended September 30, 2010, a decrease of $194,000. Net income available to common shareholders was $689,000 or $0.09 per common share at September 30, 2011, compared to $883,000 or $0.12 per common share at September 30, 2010. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

Net Interest Income

Net interest income for the nine months ended September 30, 2011 was $14.3 million as compared with $14.0 million during the nine months ended September 30, 2010, resulting in an increase of $290,000. During the nine months ending September 30, 2011 our growth in the volume of interest-earning assets outpaced the growth in interest-bearing liabilities by $665,000. The average yield on our interest-earning assets decreased 39 basis points to 5.03%, while the average rate we paid for our interest-bearing liabilities decreased 31 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of eight basis points in our interest rate spread, from 3.95% for the first nine months of 2010 to 3.87% for the corresponding period in 2011. Our net interest margin was 4.01% and 4.13% for the comparable nine month periods in 2011 and 2010, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a strong interest margin despite a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2011 and 2010:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2011	2010	2011	2010	2011	2010
Interest-earning assets:
Taxable securities	$80,317	$76,625	$1,391	$1,980	2.32%	3.45%
Nontaxable securities (1)	10,593	8,298	278	242	5.72%	6.35%
Short-term investments	12,054	5,986	39	27	0.43%	0.60%
Taxable loans	374,484	364,210	15,989	16,006	5.71%	5.88%
Non-taxable loans (1)	9,501	6,360	269	181	6.16%	6.18%

Total interest-earning assets	486,949	461,479	17,966	18,436	5.03%	5.42%

Interest-bearing liabilities:
Interest-bearing deposits	374,564	348,354	2,618	3,167	0.93%	1.22%
Short-term borrowed funds	24,254	24,434	271	474	1.49%	2.59%
Long-term debt	26,503	32,671	807	815	4.07%	3.34%

Total interest bearing liabilities	425,321	405,459	3,696	4,456	1.16%	1.47%

Net interest spread	$61,628	$56,020	$14,270	$13,980	3.87%	3.95%

Net interest margin (1)
(% of earning assets)					4.01%	4.13%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $2.0 million for the nine months ending September 30, 2011 compared to $3.1 million for the same period in 2010. There were net loan charge-offs of $3.4 million for the nine months ended September 30, 2011 as compared with net loan charge-offs of $910,000 during the same period of 2010. Refer to the Asset Quality discussion on page 33 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $1.1 million for the nine month period ending September 30, 2011 as compared to the same period in 2010. Income from mortgage loan sales decreased $495,000 from $1.6 million for the nine months ended September 30, 2010 to $1.1 million for the same period in 2011. Service charges on deposit accounts produced earnings of $1.4 million for the nine months ended September 30, 2011, a decrease of $343,000. The primary factor was a decrease in NSF fees of $264,000, due in large part to changes in regulatory governance. Other service fees and commissions experienced a 19.9% increase for the comparable nine month period. This is due in part to a reduction in the write-down of servicing assets due to the refinancing of mortgage loans. Also, income generated from brokerage commissions and asset management fees increased $244,000. The Company realized gains on the sale of investments in the amount of $933,000 in the first nine months of 2011, as compared to realized gains of $1.5 million for the same period in 2010.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2011 was $17.0 million compared to $16.2 million for the same period of 2010, an increase of $790,000. Salaries and employee benefits, the largest component of noninterest expense, increased $477,000 to $9.2 million for the period ending September 30, 2011. Net occupancy expense and equipment expense had a combined increase of $39,000. Professional fees and services increased $232,000, primarily due to an increase in legal fees related to loan collections and foreclosed real estate expense increased $237,000. These increases were offset by decreases in marketing and donations of $201,000 and other noninterest expense of $138,000 for the comparable nine month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Postage	$148	162
Telephone and data lines	133	173
Loan collection expense	214	190
Shareholder relations expense	136	136
Dues and subscriptions	137	138
Other	989	1,096

Total	$1,757	$1,895

Income Tax Expense

The Company had income tax expense of $407,000 for the nine months ended September 30, 2011 resulting in an effective tax rate of 25.76% compared to income tax expense of $687,000 and an effective rate of 33.45% in the 2010 period. Income taxes computed at the statutory rate are reduced somewhat by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance which increased during the period.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off and is reduced by loans charged off. Management continuously evaluates the adequacy of the allowance for loan loss. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans observable market price or the estimated fair value of the underlying collateral less the selling costs, if the loan is deemed to be collateral dependent. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed and monitored by credit administration. The Company strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of its market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans and does not engage in significant lease financing or highly leveraged transactions. The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. This process includes the maintenance of an internally classified watch list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss, and reserves are allocated based on management’s judgment and historical experience.

The allowance for loan losses represents management’s best estimate of an appropriate amount to provide for inherent risk in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The provision for loan losses was $2.0 million for the period ended September 30, 2011, as compared to $3.1 million for the same period in 2010. At September 30, 2011 the levels of our impaired loans, which include all loans in nonaccrual status and other loans deemed by management to be impaired, were $34.8 million compared to $43.3 million at December 31, 2010, a decrease of $8.4 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $19.7 million at December 31, 2010 to $9.5 million at September 30, 2011. The primary factor in the decrease in both impaired and nonaccrual loans was the increase in foreclosures and the subsequent increase of $6.9 million in other real estate owned. The Company also had a $1.6 million loan relationship that was current and performing for a period of time but which was placed in nonaccrual until there was a proven payment history could be reestablished. This relationship was transferred out of nonaccrual and into the current portfolio during the second quarter of 2011. The Company had net loan charge-offs for the first nine months of 2011 of $3.4 million compared to net loan charge-offs of $910,000 for the same period in 2010. Of the increase in chargeoffs, $1.1 million was related to one relationship.

The allowance expressed as a percentage of gross loans held for investment decreased 33 basis points from 2.34% at December 31, 2010 to 2.01% at September 30, 2011. The decrease in the allowance was a direct impact of the write down and chargeoff of impaired loans. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.29% at December 31, 2010 and 1.25% at September 30, 2011, while the individually evaluated allowance as a percentage of individually evaluated loans decreased from 10.71% to 9.56%, a decrease of 115 basis points. During the first nine months of 2011, along with the aforementioned chargeoff of $1.1 million, the Company had several partial charge-offs contributing to the decrease. During the third quarter of 2010 we upgraded our allowance for loan loss model to capture not only the mean loss of individual loans but also the rare event of severe loss that can occur within the loan portfolio. The changes were made in the part of the model used to compute the general reserves. Specifically, the Company began calculating probable losses on loans by computing a probability of loss and expected loss scenario by call codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple Macro-Economic factors make up the basis of the new allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations. During the first quarter of 2011 the Company added an additional section to its loan loss model to account for other qualitative and/or environmental factors. This new section accounted for $45,000 in increased reserves during the quarter. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 5.19% at December 31, 2010, to 2.61% at September 30, 2011. As discussed above, during the period the Company had a net increase of $6.9 million in other real estate owned. The primary components of the increase in other real estate owned were, two loan relationships which consisted of six pieces of property totaling $5.1 million. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at September 30, 2011 totaled $8.7 million and are included in impaired loans above. Restructured loans at December 31, 2010 totaled $5.1 million of which $4.6 million are included in impaired loans above.

The following nonperforming loan table shows the comparison for the nine months ended September 30, 2011 to December 31, 2010:

Nonperforming Assets

(dollars in thousands)

	September 30,	December 31,
	2011	2010
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$10
Nonaccrual loans	9,944	20,126
Other real estate owned	8,898	2,022

Total nonperforming assets	$18,842	$22,158

Allowance for loans losses	$7,666	$9,067
Nonperforming loans to total loans	2.61%	5.19%
Allowance for loan losses to total loans	2.01%	2.34%
Nonperforming assets to total assets	3.55%	4.14%
Allowance for loan losses to nonperforming loans	77.09%	45.03%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $23.8 million at September 30, 2011, with available credit of $23.8 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $18.5 million, access to borrowings from the Federal Reserve Bank discount window, with available credit of $21.7 million and the issuance of commercial paper. The Company also secured long-term debt from other sources. Total debt from all these sources aggregated $56.3 million at September 30, 2011, compared to $54.5 million at December 31, 2010.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier 1 leverage ratio of 4 percent. Banks that meet or exceed a Tier 1 risk-based capital ratio of 6 percent, a total risked-based capital ratio of 10 percent and a leverage ratio of 5 percent are considered “well capitalized” by regulatory standards. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. During the first quarter of 2011, the Company completed a private placement of junior subordinated debt securities that had a rate of 5.75 percent and an eight year maturity. These securities qualify as regulatory capital for the first three years after their issuance, after which the amount that qualifies as regulatory capital will be reduced by 20 percent a year until maturity. The Company also called $7.4 million in previously outstanding junior subordinated debt securities, which were privately placed during 2008. At September 30, 2011, the Company had $11.1 million in subordinated debt outstanding and $10.0 million in outstanding preferred stock issued to the United States Department of the Treasury.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Companys interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2010.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *****

4	Form of stock certificate *

4.1	Form of Security Holders Agreement *******

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

10.5	Amendment to the Employee Stock Ownership Plan and Trust ****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

*******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: November 9, 2011	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s By-laws *****

4	Form of stock certificate *

4.1	Form of Security Holders Agreement *******

10.1	Incentive Stock Option Plan, as amended *

10.2	Employee Stock Ownership Plan and Trust **

10.3	2006 Incentive Stock Option Plan ***

10.4	2006 Employee Stock Purchase Plan ***

10.5	Amendment to the Employee Stock Ownership Plan and Trust ****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

*******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.