Form 10-K
period 2011-12-31
UWHARRIE CAPITAL CORP
filed 2012-03-23
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $27,917,811.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,593,929 shares of common stock outstanding as of March 19, 2012.

Documents Incorporated by Reference.

Portions of the Registrant’s 2011 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 and (ii) the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2011

Proxy	Proxy Statement for the 2012 Annual Meeting of Shareholders

10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2011

Document
Part I

Item 1.	Business	10-K
Item 1A.	Risk Factors	10-K
Item 1B.	Unresolved Staff Comments	10-K
Item 2.	Properties	10-K
Item 3.	Legal Proceedings	10-K
Item 4.	Mine Safety Disclosures	10-K

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10-K
Item 6.	Selected Financial Data	AR
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	AR
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	10-K
Item 8.	Financial Statements and Supplementary Data	AR
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10-K
Item 9A.	Controls and Procedures	10-K
Item 9B.	Other Information	10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	Proxy
Item 11.	Executive Compensation	Proxy
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy
Item 13.	Certain Relationships and Related Transactions, and Director Independence	Proxy
Item 14.	Principal Accountant Fees and Services	Proxy

Part IV

Item 15.	Exhibits and Financial Statement Schedules	10-K

PART I

Item 1.	Business

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

At December 31, 2011 the Company and related subsidiaries had 162 full-time and 26 part-time employees.

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

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. Stanly provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. Stanly’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. Stanly also offers internet and mobile banking, 24-

hour telephone banking, and issues Visa® check cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at five branches of Stanly and at most automated teller machines of other banks linked to the STAR® or CIRRUS® networks. Stanly is licensed to offer MasterCard® credit cards. Stanly does not provide the services of a trust department.

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

The Company has two non-bank subsidiaries. Strategic Investment Advisors Inc., which is registered as an investment advisor with the Securities and Exchange Commission, began operations on April 1, 1999 and provides portfolio management services to customers in the Uwharrie Lakes Region. On April 7, 2004, the Company established Uwharrie Mortgage, Inc., a subsidiary to serve in the capacity of trustee and substitute trustee under deeds of trust.

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

Recent Regulatory Initiatives. Beginning in late 2008 and continuing into 2009, the federal government took sweeping actions in response to the deepening economic recession. President Bush signed the Emergency Economic Stabilization Act of 2008 or “EESA” into law on October 3, 2008. Pursuant to EESA, the Department of the Treasury created the Troubled Asset Relief Program (“TARP”) for the purpose of stabilizing the U.S. financial markets. On October 14, 2008, the Treasury announced the creation of the TARP Capital Purchase Program. The Capital Purchase Program was designed to invest up to $250 billion (later increased to $350 billion) in certain eligible financial institutions in the form of nonvoting senior preferred stock initially paying quarterly dividends at a five percent annual rate. In connection with its investment in senior preferred stock, the Treasury also received ten-year warrants to purchase common shares of participating institutions.

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

Regulation of the Banks

General. The Banks are subject to supervision, examination and regulation by the North Carolina Office of the Commissioner of Banks (“Commissioner”) and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. The FDIC also has the authority to conduct special examinations. The Banks are required to file reports with the Commissioner and the FDIC concerning their respective activities and financial condition and are also required to obtain regulatory approval prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

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

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Registrant, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Registrant will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

A number of other provisions under Dodd-Frank remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation was effective April 1, 2011.

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

On November 12, 2009, the FDIC voted to require all FDIC insured depository institutions to prepay risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments were designed to provide the FDIC with additional liquid assets for the Deposit Insurance Fund, which have been used to protect depositors of failed institutions and have been exchanged for less liquid claims against the assets of failed institutions. The FDIC projected that if no action were taken, its liquidity needs to resolve failures would have exceeded its liquid assets beginning in the first quarter of 2010. The prepaid assessment for all insured institutions was collected on December 30, 2009. For the fourth quarter of 2009 and all of 2010, the prepaid assessment was based on an institution’s total base assessment rate in effect on September 30, 2009. That rate was increased by 3 basis points for the 2011 and 2012 prepayments and a quarterly five percent deposit growth rate is also built into the calculation.

On December 30, 2009, the Banks paid an aggregate $2.1 million in prepaid assessments which are accounted for as a prepaid expense with a zero risk-weighting for risk-based regulatory capital purposes. On a quarterly basis after December 31, 2009, the Banks have expensed their regular quarterly assessments and recorded an offsetting credit to the prepaid assessment asset, which they will continue to do until the asset is exhausted. If the prepaid assessment is not exhausted by June 30, 2013, any remaining amount will be returned.

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

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2011, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 12.07% and 13.33% respectively. As of December 31, 2011, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 15.73% and 17.00% respectively. As of December 31, 2011 Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 13.06% and 14.32% respectively.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures provided under FDICIA described below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

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

•	requiring re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Loans to Directors, Executive Officers and Principal Stockholders. The Banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

Incentive Compensation Policies and Restrictions

In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant and the Bank to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Future Legislation

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

Stanly owns its other banking locations at 710 North First Street, which houses the Village Branch, and its East Albemarle Branch at 800 Highway 24-27 Bypass, both located in Albemarle. It also owns a branch office located at 107 South Main Street in Norwood, North Carolina, a branch office located at 624 North Main Street in Oakboro, North Carolina and a branch located at 416 West Main Street in Locust, North Carolina. Stanly acquired property in Richfield, North Carolina for future expansion.

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

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Board of Directors adopts a dividend policy on an annual basis. No cash dividends on the Company’s common stock were declared or paid during 2011 or 2010 and it is not currently anticipated that cash dividends on the Company’s common stock will be declared or paid during 2012.

As of December 31, 2011, there were 3,468 Shareholders of the Company’s common stock.

Additional information regarding the market for the Company’s stock is incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 on page 34. See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

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

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Date: March 20, 2012	/s/ Roger L. Dick
Roger L. Dick
Chief Executive Officer

Date: March 20, 2012	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2011. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to pages 6-23 of the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to pages 23-30 of the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to pages 3-6 of the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

The following table sets forth certain equity compensation plan information at December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	123,570	$5.16	258,205

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	123,570	$5.16	258,205

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to pages 19 and 30 of the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to pages 32 of the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2011, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

Report of independent registered public accounting firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

4(e)	Form of Security Holders Agreement ********

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and Jimmy L. Strayhorn ******

13	2011 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders****

99(b)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99(c)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.
*******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
********	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP

March 20, 2012	By:	/s/ Roger L. Dick
Roger L. Dick, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger L. Dick	March 20, 2012
Roger L. Dick
Chief Executive Officer

/s/ Robert O. Bratton	March 20, 2012
Robert O. Bratton, Principal Financial Officer

/s/ W. Stephen Aldridge, III	March 20, 2012
W. Stephen Aldridge, III, Director

/s/ Joe S. Brooks	March 20, 2012
Joe S. Brooks, Director

/s/ Ronald T. Burleson	March 20, 2012
Ronald T. Burleson, Director

/s/ Bill C. Burnside, DDS	March 20, 2012
Bill C. Burnside, DDS, Director

/s/ Charles F. Geschickter, III	March 20, 2012
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr.	March 20, 2012
Thomas M. Hearne, Jr., Director

/s/ Charles D. Horne	March 20, 2012
Charles D. Horne, Director

/s/ W. Kenneth Huntley	March 20, 2012
W. Kenneth Huntley, Director

/s/ Joseph R. Kluttz, Jr.	March 20, 2012
Joseph R. Kluttz, Jr., Director

/s/ Lee Roy Lookabill, Jr.	March 20, 2012
Lee Roy Lookabill, Jr., Director

/s/ W. Chester Lowder	March 20, 2012
W. Chester Lowder, Director

/s/ Barry S. Moose	March 20, 2012
Barry S. Moose, Director

March 20, 2012
Cynthia L. Mynatt, Director

/s/ Timothy J. Propst	March 20, 2012
Timothy J. Propst, Director

/s/ Susan J. Rourke	March 20, 2012
Susan J. Rourke, Director

/s/ Donald P. Scarborough	March 20, 2012
Donald P. Scarborough, Director

/s/ S. Todd Swaringen	March 20, 2012
S. Todd Swaringen, Director

March 20, 2012
Edward B. Tyson, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

4(e)	Form of Security Holders Agreement ********

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and Jimmy L. Strayhorn ******

13	2011 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders****

99(b)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99(c)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.
*******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
********	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.