Form 10-Q
period 2012-03-31
UWHARRIE CAPITAL CORP
filed 2012-05-08
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the classes of common stock issuer’s as of the latest practicable date: May 4, 2012 shares of common stock outstanding as of 7,593,929.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

	March 31,
	2012	December 31,
	(Unaudited)	2011*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,800	$7,487
Interest-earning deposits with banks	24,199	21,200
Securities available for sale, at fair value	84,549	88,661
Loans held for sale	2,023	1,958
Loans:
Loans held for investment	356,456	366,675
Less allowance for loan losses	(6,774)	(6,815)

Net loans held for investment	349,682	359,860

Premises and equipment, net	15,045	15,076
Interest receivable	1,827	2,084
Restricted stock	3,289	3,289
Bank owned life insurance	6,230	6,171
Goodwill	987	987
Other real estate owned	9,499	10,258
Prepaid assets	1,369	1,347
Other assets	12,086	8,524

Total assets	$518,585	$526,902

LIABILITIES
Deposits:
Demand noninterest-bearing	$66,135	$62,339
Interest checking and money market accounts	185,992	185,539
Savings deposits	40,879	39,273
Time deposits, $100,000 and over	56,147	58,274
Other time deposits	84,947	85,913

Total deposits	434,100	431,338

Short-term borrowed funds	16,132	20,791
Long-term debt	19,181	25,233
Interest payable	289	301
Other liabilities	2,980	3,636

Total liabilities	472,682	481,299

Off balance sheet items, commitments and contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized; 10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(175)	(200)
Common stock, $1.25 par value: 20,000,000 shares authorized; 7,593,929 shares issued and outstanding	9,492	9,492
Additional paid-in capital plus stock option surplus	13,999	14,010
Unearned ESOP compensation	(750)	(772)
Undivided profits	10,918	10,379
Accumulated other comprehensive income	1,919	2,194

Total shareholders’ equity	45,903	45,603

Total liabilities and shareholders’ equity	$518,585	$526,902

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except share and
	per share data)
Interest Income
Loans, including fees	$5,207	$5,342
Investment securities
US Treasury	147	279
US Government agencies and corporations	189	224
State and political subdivisions	91	94
Interest-earning deposits with banks and federal funds sold	32	7

Total Interest income	5,666	5,946

Interest Expense
Interest checking and money market accounts	151	232
Savings deposits	52	83
Time deposits, $100,000 and over	215	278
Other time deposits	264	306
Short-term borrowed funds	74	103
Long-term debt	242	276

Total interest expense	998	1,278

Net interest income	4,668	4,668
Provision for loan losses	340	1,369

Net interest income after provision for loan losses	4,328	3,299

Noninterest Income
Service charges on deposit accounts	432	444
Other service fees and commissions	730	857
Gain on sale of securities	—	576
Gain on sale of other assets	271	—
Income from mortgage loan sales	809	383
Other income	120	117

Total noninterest income	2,362	2,377

Noninterest Expense
Salaries and employee benefits	3,106	3,045
Net occupancy expense	285	301
Equipment expense	188	206
Data processing costs	211	209
Office supplies and printing	71	73
Foreclosed real estate expense	468	43
Professional fees and services	45	262
Marketing and donations	186	144
Electronic banking expense	229	201
Software amortization and maintenance	142	136
FDIC insurance	174	227
Other noninterest expense	661	592

Total noninterest expenses	5,766	5,439

Income before income taxes	924	237
Income taxes	224	28

Net income	$700	$209

Net income	$700	$209
Dividends on preferred stock	(161)	(161)

Net income available to common shareholders	$539	$48

Net income per common share
Basic	$0.07	$0.01
Diluted	0.07	0.01
Weighted average common shares outstanding
Basic	7,431,116	7,478,231
Diluted	7,431,116	7,478,231

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Net Income	$700	$209

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	(414)	(429)
Related tax effect	139	127
Reclassification of (gain) loss recognized in net income	—	(576)
Related tax effect	—	222

Total other comprehensive income (loss)	(275)	(656)

Comprehensive income (loss)	$425	$(447)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number								Accumulated
	Common	Preferred	Preferred	Discount on		Additional	Unearned		Other
	Shares	Stock	Stock	Preferred	Common	Paid-in	ESOP	Undivided	Comprehensive
	Issued	Series A	Series B	Stock	Stock	Capital	Compensation	Profits	Income (Loss)	Total
	(in thousands, except share data)
Balance, December 31, 2011	7,593,929	$10,000	$500	$(200)	$9,492	$14,010	$(772)	$10,379	$2,194	$45,603
Net income	—	—	—	—	—	—	—	700	—	700
Other comprehensive income	—	—	—	—	—	—	—	—	(275)	(275)
Release of ESOP shares	—	—	—	—	—	(12)	22	—	—	10
Increase in ESOP notes receivable	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	1	—	—	—	1
Record preferred stock dividend and discount accretion	—	—	—	25	—	—	—	(161)	—	(136)

Balance, March 31, 2012	7,593,929	$10,000	$500	$(175)	$9,492	$13,999	$(750)	$10,918	$1,919	$45,903

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Cash flows from operating activities
Net income	$700	$209
Adjustments to reconcile net income to net cash Provided by(used in) operating activities:
Depreciation	237	207
Net amortization of security premiums/discounts	278	185
Net amortization of mortgage servicing rights	249	171
Impairment of foreclosed real estate	352	—
Provision for loan losses	340	1,369
Stock compensation	1	1
Net realized (gain) loss on sales / calls available for sales securities	—	(576)
Income from mortgage loan sales	(809)	(383)
Proceeds from sales of loans held for sale	27,946	14,499
Origination of loans held for sale	(27,202)	(8,847)
(Gain) loss on sale of premises, equipment and other assets	(276)	1
Increase in cash surrender value of life insurance	(59)	(51)
(Gain)loss on sales of foreclosed real estate	5	—
Release of ESOP shares	10	20
Net change in interest receivable	257	468
Net change in other assets	(3,146)	(891)
Net change in interest payable	(12)	(12)
Net change in other liabilities	(656)	(131)

Net cash provided by( used in) operating activities	(1,785)	6,239

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	3,420	16,233
Net decrease in loans	9,124	7,383
Purchase of premises and equipment	(206)	(261)
Proceeds from sales of foreclosed real estate	1,116	438
Investment in other assets	(272)	(227)
Net increase in restricted stock	—	(29)

Net cash provided by investing activities	13,182	23,537

Cash flows from financing activities
Net increase (decrease) in deposit accounts	2,762	(3,659)
Net increase (decrease) in short-term borrowed funds	(4,659)	6,088
Net decrease in long-term debt	(6,052)	(10,000)
Proceeds from issuance of new junior subordinated debt	—	1,787
Repayments of existing junior subordinated debt	—	(730)
Dividends on preferred stock	(136)	(136)

Net cash used in financing activities	(8,085)	(6,650)

Increase in cash and cash equivalents	3,312	23,126
Cash and cash equivalents, beginning of period	28,687	13,624

Cash and cash equivalents, end of period	$31,999	$36,750

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,010	$1,290
Income taxes paid	—	132

Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(275)	$(656)
Loans transferred to foreclosed real estate	714	517

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management is not aware of economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2011 Annual Report on Form 10-K. This Quarterly report should be read in conjunction with such Annual Report.

Note 2 – Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale.

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three months ended March 31, 2012, the Company’s 122,341 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. The Company had 123,570 stock options outstanding at March 31, 2011 and they did not have a dilutive effect.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended March 31,
	2012	2011
Weighted average number of common shares outstanding	7,593,929	7,593,929
Effect of unreleased ESOP shares	(162,813)	(115,698)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,431,116	7,478,231
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,431,116	7,478,231

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012	(dollars in thousands)
U.S. Treasury	$31,979	$1,150	$—	$33,129
U.S. Government agencies	18,982	836	—	19,818
GSE—Mortgage-backed securities and CMO’s	20,717	359	78	20,998
State and political subdivisions	9,927	677	—	10,604

Total securities available for sale	$81,605	$3,022	$78	$84,549

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011	(dollars in thousands)
U.S. Treasury	$32,073	$1,459	$—	$33,532
U.S. Government agencies	19,142	855	—	19,997
GSE—Mortgage-backed securities and CMO’s	24,016	332	85	24,263
State and political subdivisions	10,071	798	—	10,869

Total securities available for sale	$85,302	$3,444	$85	$88,661

At both March 31, 2012 and December 31, 2011 the Company owned Federal Reserve stock reported at cost of $802,250 and is included in other assets. Also at both March 31, 2012 and December 31, 2011, the Company owned Federal Home Loan Bank Stock (FHLB) of $2.5 million. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings, with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2012.

Results from sales of securities available for sale for the three month period ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Gross proceeds from sales	$—	$15,064

Realized gains from sales	$—	$576
Realized losses from sales	—	—

Net realized gains	$—	$576

At March 31, 2012 and December 31, 2011 securities available for sale with a carrying amount of $39.6 million and $37.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At March 31, 2012, the unrealized losses related to four mortgage backed security. At December 31, 2011, the unrealized losses related three mortgage backed securities.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2012	(dollars in thousands)
Securities available for sale temporary impairment
GSE—Mortgage-backed securities and CMO’s	$7,187	$61	$468	$17	$7,655	$78

	$7,187	$61	$468	$17	$7,655	$78

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2011		(dollars in thousands)
Securities available for sale temporary impairment
GSE—Mortgage-backed securities and CMO’s	$9,734	$85	$—	$—	$9,734	$85

	$9,734	$85	$—	$—	$9,734	$85

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. The Company did have a Planned Amortization Class or PAC bond that had been in a loss position for more than twelve months. This bond is projected to be completely paid out in June of 2012. Management does not believe any of the securities in its portfolio are impaired due to reasons of credit quality and that the losses are temporary in nature. At March 31, 2012, the Company had no intent to sell and not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2012 by remaining contractual maturity are as follows:

	March 31, 2012
	Amortized	Estimated	Book
	Cost	Fair Value	Yield (1)
Securities available for sale
U. S. Treasury
Due within one year	999	1,005	1.50%
Due after one but within five years	17,394	18,077	1.90%
Due after five but within ten years	13,586	14,047	1.93%

	31,979	33,129	1.90%

U.S. Government agencies
Due within one year	1,181	1,210	4.49%
Due after one but within five years	17,801	18,608	2.32%

	18,982	19,818	2.45%

Mortgage-backed securities
Due after five but within ten year	3,232	3,394	3.27%
Due after ten years	17,485	17,604	3.12%

	20,717	20,998	3.14%

State and political
Due within one year	1,126	1,162	5.80%
Due after one but within five years	2,503	2,606	3.37%
Due after five but within ten year	4,694	5,095	3.07%
Due after ten years	1,604	1,741	4.14%

	9,927	10,604	3.63%

Total Securities available for sale
Due within one year	3,306	3,377	4.03%
Due after one but within five years	37,698	39,291	2.20%
Due after five but within ten year	21,512	22,536	2.38%
Due after ten years	19,089	19,345	3.21%

	$81,605	$84,549	2.56%

1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax- equivalent basis, assuming a 38.55% tax rate.

Note 5 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Commercial
Commercial	$49,651	$45,907
Real estate—commercial	106,740	114,944
Other real estate construction loans	29,899	31,601
Noncommercial
Real estate 1-4 family construction	2,917	5,543
Real estate—residential	101,501	101,847
Home equity	51,139	51,413
Consumer loans	13,867	14,710
Other loans	625	602

	356,339	366,567
Less:
Allowance for loan losses	(6,774)	(6,815)
Deferred loan (fees) costs, net	117	108

Loans held for investment, net	$349,682	$359,860

Note 6 – Allowance for Loan Losses

The following table shows the change in the allowance for loss by loan class for the three month periods ending March 31, 2012 and 2011 respectively:

March 31, 2012

	Beginning Balance	Provisions	Other	Chargeoffs	Recoveries	Ending Balance
		(dollars in thousands)
Commercial	$1,127	$(23)	$—	$(307)	$38	$835
Real estate—commercial	1,459	232	—	(5)	3	1,689
Other real estate construction	318	(19)	—	—	—	299
Real estate construction	239	28	—	(8)	—	259
Real estate—residential	1,983	118	—	(61)	1	2,041
Home equity	941	93	—	(11)	3	1,026
Consumer loan	667	(8)	—	(42)	8	625
Other loans	81	(81)	—	—	—	—

Total	$6,815	$340	$—	$(434)	$53	$6,774

March 31, 2011

	Beginning Balance	Provisions	Other	Chargeoffs	Recoveries	Ending Balance
		(dollars in thousands)
Commercial	$966	$(101)	$1	$(158)	$1	$709
Real estate—commercial	2,240	(258)	1	(567)	—	1,416
Other real estate construction	2,157	791	—	(376)	—	2,572
Real estate construction	33	(1)	—	(15)	—	17
Real estate—residential	1,658	416	—	(220)	—	1,854
Home equity	971	248	—	—	—	1,219
Consumer loan	984	279	—	(104)	31	1,190
Other loans	58	(5)	—	—	—	53

Total	$9,067	$1,369	$2	$(1,440)	$32	$9,030

The following tables shows period-end loans and reserve balances by loan class both individually and collectively evaluated for impairment at March 31, 2012 and December 31, 2011:

March 31, 2012

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
		(dollars in thousands)
Commercial	$274	$1,680	$561	$47,971	$835	$49,651
Real estate—commercial	827	12,703	862	94,037	1,689	106,740
Other real estate construction	115	4,000	184	25,899	299	29,899
Real estate construction	239	1,343	20	1,574	259	2,917
Real estate—residential	878	11,421	1,163	90,080	2,041	101,501
Home equity	164	1,065	862	50,074	1,026	51,139
Consumer loan	146	312	479	13,555	625	13,867
Other loans	—	—	—	625	—	625

Total	$2,643	$32,524	$4,131	$323,815	$6,774	$356,339

December 31, 2011

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
		(dollars in thousands)
Commercial	$578	$1,980	$549	$43,927	$1,127	$45,907
Real estate—commercial	452	12,888	1,007	102,056	1,459	114,944
Other real estate construction	107	4,014	211	27,587	318	31,601
Real estate construction	202	1,095	37	4,448	239	5,543
Real estate—residential	1,001	11,877	982	89,970	1,983	101,847
Home equity	124	993	817	50,420	941	51,413
Consumer loan	119	242	548	14,468	667	14,710
Other loans	—	—	81	602	81	602

Total	$2,583	$33,089	$4,232	$333,478	$6,815	$366,567

Past due loan information is used by management when assessing the adequacy of the allowance for loan loss. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2012

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accuring Loans 90 or More Days Past Due
		(dollars in thousands)
Commercial	$249	$556	$805	$48,846	$49,651	$—
Real estate—commercial	964	2,597	3,561	103,179	106,740	—
Other real estate construction	166	2,431	2,597	27,302	29,899	—
Real estate 1-4 family construction	—	6	6	2,911	2,917	—
Real estate—residential	964	2,523	3,487	98,014	101,501	—
Home equity	72	285	357	50,782	51,139	—
Consumer loans	102	71	173	13,694	13,867	—
Other loans	—	—	—	625	625	—

Total	$2,517	$8,469	$10,986	$345,353	$356,339	$—

December 31, 2011

	Loans 30-89 Days Past Due	Loan 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accuring Loans 90 or More Days Past Due
		(dollars in thousands)
Commercial	$212	$329	$541	$45,366	$45,907	$—
Real estate—commercial	2,396	2,742	5,138	109,806	114,944	—
Other real estate construction	358	2,084	2,442	29,159	31,601	—
Real estate construction	—	—	—	5,543	5,543	—
Real estate—residential	2,341	2,441	4,782	97,065	101,847	—
Home equity	298	255	553	50,860	51,413	—
Consumer loan	208	11	219	14,491	14,710	—
Other loans	—	—	—	602	602	—

Total	$5,813	$7,862	$13,675	$352,892	$366,567	$—

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

The composition of nonaccrual loans by class as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Commercial	$556	$329
Real estate—commercial	2,597	2,742
Other real estate construction	2,431	2,084
Real estate 1 – 4 family construction	6	—
Real estate—residential	2,523	2,441
Home equity	285	255
Consumer loans	71	11
Other loans	—	—

	$8,469	$7,862

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2012 and December 31 2011:

March 31, 2012

	Pass	Watch	Sub- standard	Doubtful	Total
		(dollars in thousands)
Commercial	$47,517	$802	$1,332	$—	$49,651
Real estate—commercial	87,419	8,266	11,055	—	106,740
other real estate construction	24,300	409	5,190	—	29,899
Real estate 1 – 4 family construction	2,912	—	5	—	2,917
Real estate—residential	86,914	4,957	9,630	—	101,501
Home equity	49,414	705	1,020	—	51,139
Consumer loans	13,217	341	309	—	13,867
Other loans	625	—	—	—	625

Total	$312,318	$15,480	$28,541	$—	$356,339

December 31, 2011

	Pass	Watch	Sub- standard	Doubtful	Total
		(dollars in thousands)
Commercial	$42,892	$1,670	$1,345	$—	$45,907
Real estate—commercial	95,699	7,971	11,274	—	114,944
Other real estate construction	26,256	745	4,600	—	31,601
Real estate 1 – 4 family construction	5,538	5	—	—	5,543
Real estate—residential	89,209	4,269	8,369	—	101,847
Home equity	49,743	861	809	—	51,413
Consumer loans	13,970	332	408	—	14,710
Other loans	602	—	—	—	602

Total	$323,909	$15,853	$26,805	$—	$366,567

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2012 and December 31, 2011:

March 31, 2012

	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$49,095	$556	$49,651
Real estate—commercial	104,143	2,597	106,740
Other real estate construction	27,468	2,431	29,899
Real estate 1 – 4 family construction	2,911	6	2,917
Real estate—residential	98,978	2,523	101,501
Home equity	50,854	285	51,139
Consumer loans	13,796	71	13,867
Other loans	625	—	625

Total	$347,870	$8,469	$356,339

December 31, 2011

		Non-
	Performing	Performing	Total
	(dollars in thousands)
Commercial	$45,578	$329	$45,907
Real estate—commercial	112,202	2,742	114,944
Other real estate construction	29,517	2,084	31,601
Real estate 1 – 4 family construction	5,543	—	5,543
Real estate—residential	99,406	2,441	101,847
Home equity	51,158	255	51,413
Consumer loans	14,699	11	14,710
Other loans	602	—	602

Total	$358,705	$7,862	$366,567

Loans are considered impaired when, based on current information and events; it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarizes the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2012, December 31, 2011 and March 31, 2011:

March 31, 2012

		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
		(dollars in thousands)
Commercial	$1,799	$1,259	$421	$274	$1,830	$14
Real estate—commercial	14,766	9,666	3,037	826	12,795	185
Other real estate construction	4,002	2,631	1,369	115	4,007	52
Real estate 1 – 4 family construction	1,344	745	599	239	1,219	6
Real estate—residential	11,421	6,872	4,549	878	11,649	137
Home equity	1,065	561	504	164	1,029	10
Consumer loans	311	36	275	147	276	4
Other loans	—	—	—	—	—	—

Total	$34,708	$21,770	$10,754	$2,643	$32,805	$408

December 31, 2011

		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
		(dollars in thousands)
Commercial	$2,099	$889	$1,091	$578	$1,525	$93
Real estate—commercial	14,951	11,365	1,523	452	16,520	716
Other real estate construction	4,016	2,644	1,370	107	7,746	236
Real estate 1 – 4 family construction	1,095	501	594	202	1,249	53
Real estate—residential	11,877	7,231	4,646	1,001	10,137	616
Home equity	993	753	240	124	1,194	37
Consumer loans	242	49	193	119	280	16
Other loans	—	—	—	—	—	—

Total	$35,273	$23,432	$9,657	$2,583	$38,651	$1,767

March 31, 2011

		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
		(dollars in thousands)
Commercial	$852	$535	$317	$224	$1,146	$14
Real estate—commercial	21,313	13,265	6,071	436	19,829	170
Other real estate construction	10,347	2,540	7,429	2,326	10,490	4
Real estate 1 – 4 family construction	1,459	1,459	—	—	876	22
Real estate—residential	9,863	6,274	3,589	726	9,373	115
Home equity	1,454	715	738	376	1,259	12
Consumer loans	306	79	227	138	274	3
Other loans	—	—	—	—	—	—

Total	$45,594	$24,867	$18,371	$4,226	$43,247	$340

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

For the three months ended March 31, 2012 the following table presents a breakdown of the types of concessions made by loan class:

	Three months ended March 31, 2012
		Pre-Modification	Post-Modification
	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment
	(dollars in thousands)
Other:
Commercial	1	$10	$9
Real estate—commercial	2	619	618
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate—residential	1	24	24
Home equity	—	—	—
Consumer loans	1	52	51
Other loans	—	—	—

Total	5	$705	$702

The following table present loans that were modified as troubled debt restructurings within the previous twelve months ending March 31, 2012 for which there was a payment default:

	Twelve months ended
	March 31, 2012
	Number of Loans	Recorded Investment
	(dollars in thousands)
Below market interest rate:
Commercial	—	$—
Real estate – commercial	—	—
Other real estate construction	—	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	1	207
Home Equity loans	—	—
Consumer loans	—	—
Other loans	—	—

	1	$207

Other:
Commercial	1	$9
Real estate – commercial	3	712
Other real estate construction	—	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	5	442
Home Equity loans	—	—
Consumer loans	1	5
Other loans	—	—

	10	$1,168

Total	11	$1,375

A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement. As mentioned, the Company considers TDRs to be impaired loans and has $671,000 in allowance for loan loss as a direct result of these TDR’s.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of March 31, 2012:

March 31, 2012

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
				(dollars in thousands)
Below market interest rate	—	$—	—	$—	—	$—	1	$207
Other Loans	—	—	6	514	2	244	8	717

Total	—	$—	6	$514	2	$244	9	$924

Note 8 – Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2012, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$66,662
Credit card commitments	8,958
Standby letters of credit	1,320

Total commitments	$76,940

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

Among the Company’s assets and liabilities, investment securities available for sale are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including other real estate owned, impaired loans, loans held for sale, which are carried at the lower of cost or market; and loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions; goodwill, which is periodically tested for impairment. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

Prices for US Treasury securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for government agency securities, mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the transfer of securities.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Servicing assets are evaluated for impairment based upon the fair value. Fair value is determined based upon discounted cash flows using market-based assumptions.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$33,129	$33,129	$—	$—
US Government Agencies	19,818	—	19,818	—
GSE—Mortgage-backed securities and CMO’s	20,998	—	20,998	—
State and political subdivisions	10,604	—	10,604	—

Total assets at fair value	$84,549	$33,129	$51,420	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
		(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$33,532	$33,532	$—	$—
US Gov’t	19,997	—	19,997	—
Mortgage-backed securities and CMO’s	24,263	—	24,263	—
State and political subdivisions	10,869	—	10,869	—

Total assets at fair value	$88,661	$33,532	$55,129	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,111	$—	$—	$8,111
Loans held for sale	2,023	—	2,023	—
Other real estate owned	3,229	—	—	3,229

Total assets at fair value	$13,363	$—	$2,023	$11,340

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,074	$—	$—	$7,074
Loans held for sale	1,958	—	1,958	—
Other real estate owned	1,464	—	—	1,464

Total assets at fair value	$10,496	$—	$1,958	$8,538

Total liabilities at fair value	$—	$—	$—	$—

Note 10 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2012 and December 31, 2011, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2012 and December 31, 2011:

March 31, 2012

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$31,999	$31,999	$31,999	$—	$—
Securities available for sale	84,549	84,549	33,129	51,420	—
Loans held for investment, net	349,682	362,944	—	—	362,944
Loans held for sale	2,023	2,023	—	2,023	—
Restricted stock	3,289	3,289	3,289	—	—
Bank-owned life insurance	6,230	6,230	—	—	6,230
Mortgage servicing rights	2,173	2,575	—	—	2,575
Accrued interest receivable	1,827	1,827	—	—	1,827

FINANCIAL LIABILITIES
Deposits	$434,100	$432,735	$—	$—	$432,735
Short-term borrowings	16,132	16,132	—	16,132	—
Long-term borrowings	8,054	8,447	—	8,447	—
Junior subordinated debt	11,127	11,572	—	—	11,572
Accrued interest payable	289	289	—	—	289

December 31, 2011

	Carrying Value	Estimated Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$28,687	$28,687
Securities available for sale	88,661	88,661
Loans held for investment, net	359,860	374,636
Loans held for sale	1,958	1,958
Restricted stock	3,289	3,289
Bank-owned life insurance	6,171	6,171
Mortgage servicing rights	2,128	2,494
Accrued interest receivable	2,084	2,084

FINANCIAL LIABILITIES
Deposits	$431,338	$430,641
Short-term borrowings	20,791	20,791
Long-term borrowings	14,106	14,611
Junior subordinated debt	11,127	11,283
Accrued interest payable	301	301

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in note 9

•

Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would effect the valuation. Loans held for sale are recorded in Level 2.

•

Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1.

•	Bank-owned life insurance – The carrying amount of bank-owned life insurance is the current cash surrender value and is recorded in level 3.

•	Mortgage serving rights – Fair value is determined based upon discounted cash flows using market-based assumptions and is recorded in Level 3.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•

Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 3. The fair value of deposits does not consider any customer related intangibles.

•

Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

•

Mortgage serving rights – Fair value is determined using prices for similar assets with similar characteristics when available or is based upon discounted cash flows using market-based assumptions and is recorded in Level 3.

At March 31, 2012, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 8.

Note 11 – Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement”. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles, or GAAP, and international financial reporting standards, or IFRS. The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption The adoption of this statement did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, “Comprehensive Income.” This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, an update to ASC 350 “Intangibles—Goodwill and Other.” This update gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012, the Company’s total assets decreased $8.3 million, from $526.9 million to $518.6 million. During the same period, loans held for investment also decreased $10.2 million to $356.5 million.

Cash and cash equivalents increased $3.3 million during the three months ended March 31, 2012. Cash and due from banks increased $313,000, while interest-earning deposits with banks increased $3.0 million.

Investment securities decreased $4.1 million to $84.5 million for the quarter ended March 31, 2012. The decrease was due to of one maturity for $125,000 with the remainder of the decrease stemming from principal pay down of mortgage backed securities. On March 31, 2012, the Company had net unrealized gains of $2.9 million.

Loans held for investment decreased from $366.7 million to $356.5 million, a decrease of $10.2 million. Contributing to this decrease was the sale of a government guaranteed portion of a loan of approximately $4.9 million. All areas of the loan portfolio decreased during the first quarter except for the commercial loan portfolio which experienced positive growth trends. Commercial real estate experienced the largest decline of $8.2 million reflecting the sale of the aforementioned loan. Loans held for sale increased 3.3% or $65,000 during the period. The allowance for loan losses was $6.8 million at March 31, 2012, which represents 1.90% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Bank owned life insurance and prepaid assets increased $59,000 and $22,000, respectively. Accrued interest receivable and premises and equipment declined $257,000 and $31,000, respectively. The Company’s restricted stock which is required ownership in Federal Reserve Bank stock and Federal Home Loan Bank stock remained at $803,000 and $2.5 million, respectively during the first quarter. Other real estate owned decreased $759,000. The Company sold three properties totaling $1.1 million and had valuation write down adjustments of $352,000. These decreases were offset by the addition of four new foreclosed properties totaling $714,000. Other assets increased $3.6 million driven primarily by increases in accounts receivable related to the loan sale mentioned above.

Customer deposits, our primary funding source, experienced a $2.8 million increase during the quarter ended March 31, 2012, increasing from $431.3 million to $434.1 million. Demand noninterest bearing checking increased $3.8 million and interest checking and money market accounts increased $453,000, while savings deposits increased $1.6 million for the period. These increases were offset by declines in time deposits over $100,000 of $2.1 million and other time deposits of $966,000

Total borrowings decreased $10.7 million for the period and consist of both short-term and long-term borrowed funds primarily from the Federal Home Loan Bank. The maturity of $10.0 million in Federal Home Loan Bank advances played a major part in the decrease. At March 31, 2012, $17.0 million of the total borrowings of $35.3 million were comprised of Federal Home Loan Bank advances.

Other liabilities decreased from $3.6 million at December 31, 2011 to $3.0 million at March 31, 2012, a decrease of $656,000.

At March 31, 2012, total shareholders’ equity was $45.9 million, an increase of $300,000 from December 31, 2011. Net income for the period was $700,000. Net income was offset by a decline in unrealized gains and losses on investment securities, net of tax of $275,000. The Company also recorded $136,000 in dividends on the series A and B preferred stock for the three month period. At March 31, 2012, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended March 31, 2012 and 2011.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $700,000 for the three months ended March 31, 2012, as compared to $209,000 for the three months ended March 31, 2011, an increase of $491,000. Net income available to common shareholders was $539,000 or $0.07 per common share at March 31, 2012, compared at $48,000 or $0.01 per common share at March 31, 2011. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

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

Net interest income for the three months ended March 31, 2012 and March 31, 2011 was $4.7 million. During the current quarter, our growth in the volume of interest-earning assets outpaced the volume of interest-bearing liabilities by $102,000. The average yield on our interest–earning assets decreased 11 basis points to 4.91%, while the average rate we paid for our interest-bearing liabilities decreased 23 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of 12 basis points in our interest rate spread, from 3.80% in 2011 to 3.92% in 2012. Our net interest margin was 4.05% and 3.95% for the comparable periods in 2012 and 2011 respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2012 and 2011:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2012	2011	2012	2011	2012	2011
Interest-earning assets:
Taxable securities	$77,600	$84,835	$336	$503	1.74%	2.40%
Nontaxable securities (1)	9,474	10,692	91	94	6.31%	5.83%
Short-term investments	21,792	5,882	32	7	0.59%	0.48%
Taxable loans	353,094	379,761	5,094	5,276	5.80%	5.64%
Non-taxable loans (1)	12,792	7,132	113	66	5.77%	5.60%

Total interest-earning assets	474,752	488,302	5,666	5,946	4.91%	5.02%

Interest-bearing liabilities:
Interest-bearing deposits	364,367	373,397	682	899	0.75%	0.98%
Short-term borrowed funds	18,339	20,902	74	103	1.62%	2.00%
Long-term debt	23,796	31,389	242	276	4.09%	3.57%

Total interest bearing liabilities	406,502	425,688	998	1,278	0.99%	1.22%

Net interest spread	$68,250	$62,614	$4,668	$4,668	3.92%	3.80%

Net interest margin (1) (% of earning assets)					4.05%	3.95%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $340,000 for the three months ending March 31, 2012 compared to $1.4 million for the same period in 2011. There were net loan charge-offs of $381,000 for the three months ended March 31, 2012, as compared with net loan charge-offs of $1.4 million during the same period of 2011. Refer to the Asset Quality discussion on page 29 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income decreased $15,000 for the three month period ending March 31, 2012 as compared to the same period in 2011. The Company realized a gain on the aforementioned government guaranteed loan in the amount of $276,000 in the first quarter of 2012 and the Company did not realize any gains on the sale of investment securities during 2012 as compared to realized gains of $576,000 for the same period in 2011. Income from mortgage loan sales increased $426,000 from $383,000 for the quarter ended March 31, 2011 to $809,000 for the same period in 2012. Service charges on deposit accounts produced revenue of $432,000, a decrease of $12,000 for the three months ended March 31, 2012. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced a 14.8% decrease for the comparable three month period, primarily due to a decrease in brokerage commissions and asset management fees from $430,000 for the three month period in 2011 as compared to $340,000 for the same period in 2012.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2012 was $5.8 million compared to $5.4 million for the same period of 2011, an increase of $327,000. Salaries and employee benefits, the largest component of noninterest expense, increased $61,000 for the quarter ending March 31, 2012. Foreclosed real estate expense increased $425,000 while professional fees and service fees decreased $217,000 for the three months ending March 31, 2012. The major factor related to the increase in foreclosed real estate expense was write downs on properties held in other real estate owned. These write downs were attributed to updated appraisals and the lowering of list prices late in the first quarter of 2012 totaling $352,000 compared to no write downs for the same period in 2011. The decrease in other professional fees and services was directly related to reimbursement of prior period legal fees totaling $267,000. Of this amount, $177,000 was related to a reimbursement for legal services under the Company’s director and officer liability insurance policy and $90,000 associated with a previous closed government guaranteed loan. Other noninterest expense increased $69,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Postage	$57	$54
Telephone and data lines	51	41
Loan collection expense	89	59
Shareholder relations expense	54	40
Dues and subscriptions	49	50
Other	361	348

Total	$661	$592

Income Tax Expense

The Company had income tax expense of $224,000 for the three months ended March 31, 2012 resulting in an effective tax rate of 24.24% compared to income tax expense of $28,000 and an effective rate of 11.81% in the 2011 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off and is reduced by loans charged off. Management continuously evaluates the adequacy of the allowance for loan losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less the selling costs. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

The provision for loan losses was $340,000 for the quarter ended March 31, 2012 as compared to $1.4 million for the same period in 2011. At March 31, 2012 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $32.5 million compared to $33.1 million at December 31, 2011, a decrease of $565,000. Total nonaccrual loans, which are a component of impaired loans, increased from $7.9 million at December 31, 2011 to $8.5 million at March 31, 2012. The Company had net loan charge-offs for the first quarter of 2012 of $381,000 compared to net loan charge-offs of $1.4 million for the same period in 2011.

The allowance expressed as a percentage of gross loans held for investment increased four basis points from 1.86% at December 31, 2011 to 1.90% at March 31, 2012. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.27% at December 31, 2011 and 1.28% at March 31, 2012, while the individually evaluated allowance as a percentage of individually evaluated loans increased from 7.81% to 8.13%, a increase of 32 basis points.

Our allowance for loan loss model captures not only the mean loss of individual loans but also the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by call codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple Macro-Economic factors make up the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations. The Company also has a section within the model to account for other qualitative and/or environmental factors. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 2.14% at December 31, 2011, to 2.38% at March 31, 2012. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at March 31, 2012 totaled $6.2 million and $6.0 million at December 31, 2011 and are included in impaired loans.

The following nonperforming loan table shows the comparison of March 31, 2012 to December 31, 2011:

Nonperforming Assets

(dollars in thousands)	March 31, 2012	December 31, 2011
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	8,469	7,862
Other real estate owned	9,499	10,258

Total nonperforming assets	$17,968	$18,120

Allowance for loans losses	$6,774	$6,815
Nonperforming loans to total loans	2.38%	2.14%
Allowance for loan losses to total loans	1.90%	1.86%
Nonperforming assets to total assets	3.46%	3.44%
Allowance for loan losses to nonperforming loans	79.98%	86.88%

During the first quarter of 2012, the Company had a net decrease of $759,000 in other real estate owned. The decrease was due to the sale of three pieces of property totaling $1.1 million and valuation write downs of $352,000. These decreases were offset by the addition of four pieces of property totaling $714,000. The Company has four pieces of property totaling $540,000 under contract to sell during the second quarter of 2012.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $23.8 million at March 31, 2012, with available credit of $23.8 million, established borrowing relationships with the Federal Home Loan Bank, with available credit of $40.4 million, access to borrowings from the Federal Reserve Bank discount window, with available credit of $16.8 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $35.3 million at March 31, 2012, compared to $46.0 million at December 31, 2011.

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

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. At March 31, 2012, the Company had $11.1 million in subordinated debt and $10.0 million in preferred stock issued to the United States Department of the Treasury and has continued to make all interest payments in a timely manner.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2011.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2012. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time the Banks are engaged in ordinary routine litigation incidental to their business.

Item 1A. Risk Factors

Disclosure under this item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or otherwise or to pay a cash dividend.

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

4	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.7	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.8	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner, and Jimmy L. Strayhorn (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned who is thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: May 8, 2012	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 8, 2012		By: /s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

5	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.9	Incentive Stock Option Plan, as amended (1)

10.10	Employee Stock Ownership Plan and Trust (2)

10.11	2006 Incentive Stock Option Plan (3)

10.12	2006 Employee Stock Purchase Plan (3)

10.13	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.14	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.15	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.16	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner, and Jimmy L. Strayhorn (7)

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

33	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL(eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.