Form 10-Q
period 2012-06-30
UWHARRIE CAPITAL CORP
filed 2012-08-14
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,568,978 shares of common stock outstanding as of August 10, 2012.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

	June 30, 2012 (Unaudited)	December 31, 2011*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,761	$7,487
Interest-earning deposits with banks	37,387	21,200
Securities available for sale, at fair value	98,324	88,661
Loans held for sale	1,287	1,958
Loans:
Loans held for investment	343,107	366,675
Less allowance for loan losses	(7,069)	(6,815)

Net loans held for investment	336,038	359,860

Premises and equipment, net	14,998	15,076
Interest receivable	1,968	2,084
Restricted stock	2,504	3,289
Bank owned life insurance	6,300	6,171
Goodwill	987	987
Other real estate owned	8,892	10,258
Prepaid assets	1,241	1,347
Other assets	7,898	8,524

Total assets	$525,585	$526,902

LIABILITIES
Deposits:
Demand noninterest-bearing	$68,253	$62,339
Interest checking and money market accounts	193,201	185,539
Savings deposits	41,269	39,273
Time deposits, $100,000 and over	55,511	58,274
Other time deposits	83,722	85,913

Total deposits	441,956	431,338

Short-term borrowed funds	18,751	20,791
Long-term debt	14,678	25,233
Interest payable	272	301
Other liabilities	3,663	3,636

Total liabilities	479,320	481,299

Off balance sheet items, commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(150)	(200)
Common stock, $1.25 par value: 20,000,000 shares authorized; issued and outstanding
7,568,978 and 7,593,929 shares, respectively	9,461	9,492
Additional paid-in capital plus stock option surplus	13,954	14,010
Unearned ESOP compensation	(810)	(772)
Undivided profits	11,157	10,379
Accumulated other comprehensive income	2,153	2,194

Total shareholders’ equity	46,265	45,603

Total liabilities and shareholders’ equity	$525,585	$526,902

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,941	$5,417	$10,148	$10,759
Investment securities
US Treasury	140	163	287	442
US Government agencies and corporations	204	278	393	502
State and political subdivisions	89	93	180	187
Interest-earning deposits with banks and federal funds sold	40	11	72	18

Total interest income	5,414	5,962	11,080	11,908

Interest Expense
Interest checking and money market accounts	134	211	285	443
Savings deposits	53	81	105	164
Time deposits, $100,000 and over	200	288	415	566
Other time deposits	256	295	520	601
Short-term borrowed funds	81	79	155	182
Long-term debt	199	272	441	548

Total interest expense	923	1,226	1,921	2,504

Net interest income	4,491	4,736	9,159	9,404
Provision for loan losses	363	160	703	1,529

Net interest income after provision for loan losses	4,128	4,576	8,456	7,875

Noninterest Income
Service charges on deposit accounts	436	449	868	893
Other service fees and commissions	861	909	1,591	1,766
Gain (loss) on sale of securities	16	357	16	933
Gain (loss) on fixed assets and other assets	25	(5)	296	(5)
Income from mortgage loan sales	667	331	1,476	714
Other income	118	88	238	205

Total noninterest income	2,123	2,129	4,485	4,506

Noninterest Expense
Salaries and employee benefits	3,157	3,050	6,263	6,095
Net occupancy expense	285	282	570	583
Equipment expense	183	194	371	400
Data processing costs	223	208	434	417
Office supplies and printing	81	98	152	171
Foreclosed real estate expense	342	82	810	125
Professional fees and services	127	484	172	746
Marketing and donations	152	153	338	297
Electronic banking expense	225	227	454	428
Software amortization and maintenance	141	140	283	276
FDIC insurance	171	177	345	404
Other noninterest expense	535	571	1,196	1,163

Total noninterest expense	5,622	5,666	11,388	11,105

Income before income taxes	629	1,039	1,553	1,276
Income taxes	228	330	452	358

Net income	$401	$709	$1,101	$918

Net Income	$401	709	1,101	918
Dividends – preferred stock	(161)	(161)	(323)	(323)

Net income available to common shareholders	$240	$548	$778	$595

Net income per common share
Basic	$0.03	$0.07	$0.10	$0.08

Diluted	$0.03	$0.07	$0.10	$0.08

Weighted average shares outstanding
Basic	7,406,282	7,474,178	7,418,696	7,476,193
Diluted	7,406,282	7,474,178	7,418,696	7,476,193

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in thousands)
Net Income	$401	$709	$1,101	$918

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	366	1,574	(48)	1,145
Related tax effect	(122)	(553)	17	(426)
Reclassification of (gain) loss recognized in net income	(16)	(357)	(16)	(933)
Related tax effect	6	138	6	360

Total other comprehensive income (loss)	234	802	(41)	146

Comprehensive income	$635	$1,511	$1,026	$1,064

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
				(in thousands, except share data)
Balance, December 31, 2011	7,593,929	$10,000	$500	$(200)	$9,492	$14,010	$(772)	$10,379	$2,194	$45,603
Net income	—	—	—	—	—	—	—	1,101	—	1,101
Repurchase of common stock	(24,951)	—	—	—	(31)	(37)	—	—	—	(68)
Other comprehensive loss	—	—	—	—	—	—	—	—	(41)	(41)
Release of ESOP shares	—	—	—	—	—	(21)	44	—	—	23
Increase in ESOP notes receivable	—	—	—	—	—	—	(82)	—	—	(82)
Stock compensation expense	—	—	—	—	—	2	—	—	—	2
Record preferred stock dividend and discount accretion	—	—	—	50	—	—	—	(323)	—	(273)

Balance, June 30, 2012	7,568,978	$10,000	$500	$(150)	$9,461	$13,954	$(810)	$11,157	$2,153	$46,265

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,101	$918
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	480	405
Net amortization of security premiums/discounts	537	380
Net amortization of mortgage servicing rights	410	286
Impairment of foreclosed real estate	527	2
Provision for loan losses	703	1,529
Stock compensation	2	2
Net realized gain on sales / calls of available for sale securities	(16)	(933)
Income from mortgage loan sales	(1,476)	(714)
Proceeds from sales of loans held for sale	52,776	29,622
Origination of loans held for sale	(50,629)	(23,353)
(Gain) loss on sale of premises, equipment and other assets	(276)	5
Increase in cash surrender value of life insurance	(129)	(92)
Loss on sales of foreclosed real estate	(20)	—
Release of ESOP shares	23	40
Net change in interest receivable	116	341
Net change in other assets	881	(740)
Net change in interest payable	(29)	(20)
Net change in other liabilities	27	38

Net cash provided by operating activities	5,008	7,716

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	15,807	32,902
Purchase of securities available for sale	(26,055)	(24,908)
Net change in loans	22,449	(848)
Purchase of premises and equipment	(402)	(534)
Proceeds from sales of foreclosed real estate	1,529	438
Investment in other assets	(260)	(221)
Net decrease in restricted stock	785	380

Net cash provided by investing activities	13,853	7,209

Cash flows from financing activities
Net increase (decrease) in deposit accounts	10,618	(6,469)
Net increase (decrease) in short-term borrowed funds	(2,040)	2,397
Net decrease in long-term debt	(10,555)	(14,531)
Proceeds from issuance of new junior subordinated debt	—	4,438
Repayment of junior subordinated debt	—	(730)
Repurchase of common stock	(68)	—
Increase in unearned ESOP compensation	(82)	(20)
Dividends on preferred stock	(273)	(273)

Net cash used in financing activities	(2,400)	(15,188)

Increase (decrease) in cash and cash equivalents	16,461	(263)
Cash and cash equivalents, beginning of period	28,687	13,624

Cash and cash equivalents, end of period	$45,148	$13,361

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,950	$2,524
Income taxes paid	57	210
Supplemental Schedule of Non-Cash Activities
Net change in fair-value of securities available for sale, net of tax	(41)	146
Loans transferred to foreclosed real estate	858	7,004
Company financed sales of other real estate owned	(188)	—

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

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the six months ended June 30, 2012, the Company’s 122,341 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. The Company had 123,570 stock options outstanding at June 30, 2011 and they did not have a dilutive effect.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	7,568,978	7,593,929	7,568,978	7,593,929
Effect of ESOP shares	(162,696)	(119,751)	(150,282)	(117,736)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,406,282	7,474,178	7,418,696	7,476,193
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,406,282	7,474,178	7,418,696	7,476,193

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
U.S. Treasury	$29,876	$1,609	$—	$31,485
U.S. Government agencies	17,747	804	—	18,551
GSE – Mortgage-backed securities and CMO’s	39,207	301	95	39,413
State and political subdivisions	8,200	675	—	8,875

Total securities available for sale	$95,030	$3,389	$95	$98,324

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
U.S. Treasury	$32,073	$1,459	$—	$33,532
U.S. Government agencies	19,142	855	—	19,997
GSE – Mortgage-backed securities and CMO’s	24,016	332	85	24,263
State and political subdivisions	10,071	798	—	10,869

Total securities available for sale	$85,302	$3,444	$85	$88,661

At both June 30, 2012 and December 31, 2011 the Company owned Federal Reserve stock reported at cost of $802,250 and is included in other assets. Also at both June 30, 2012 and December 31, 2011, the Company owned Federal Home Loan Bank Stock (FHLB) of $1.7 million. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings, with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2012.

Results from sales of securities available for sale for the three and six month period ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(dollars in thousands)
Gross proceeds from sales	$9,003	$10,504	$9,003	$25,568

Realized gains from sales	$128	$357	$128	$933
Realized losses from sales	(112)	—	(112)	—

Net Realized gains	$16	$357	$16	$933

At June 30, 2012 and December 31, 2011 securities available for sale with a carrying amount of $33.5 million and $37.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At June 30, 2012, the unrealized losses related to six mortgage backed securities. At December 31, 2011, the unrealized losses related to three mortgage backed securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment
GSE – Mortgage-backed securities and CMO’s	$25,695	$95	$—	$—	$25,695	$95

	$25,695	$95	$—	$—	$25,695	$95

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment
GSE – Mortgage-backed securities and CMO’s	$9,734	$85	$—	$—	$9,734	$85

	$9,734	$85	$—	$—	$9,734	$85

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. At June 30, 2012, the Company had no intent to sell and not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2012 by remaining contractual maturity are as follows:

	June 30, 2012
Securities available for sale	Amortized Cost	Estimated Fair Value	Book Yield (1)
U.S. Treasury
Due after one but within five years	16,337	17,183	1.90%
Due after five but within ten years	13,539	14,302	1.93%

	29,876	31,485	1.91%

U.S. Government agencies
Due after one but within five years	17,747	18,551	2.32%

	17,747	18,551	2.32%

Mortgage-backed securities
Due after one but within five years	137	138	3.00%
Due after five but within ten years	7,303	7,405	3.50%
Due after ten years	31,767	31,870	2.93%

	39,207	39,413	3.04%

State and political subdivisions
Due after one but within five years	1,916	2,010	3.53%
Due after five but within ten years	4,785	5,240	3.10%
Due after ten years	1,499	1,625	4.12%

	8,200	8,875	3.39%

Total Securities available for sale
Due after one but within five years	36,137	37,882	2.20%
Due after five but within ten years	25,627	26,947	2.60%
Due after ten years	33,266	33,495	2.99%

	$95,030	$98,324	2.58%

1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax- equivalent basis, assuming a 38.55% tax rate.

Note 5 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Commercial
Commercial	$40,137	$45,907
Real estate – commercial	107,974	114,944
Other real estate construction loans	27,274	31,601
Noncommercial
Real estate 1-4 family construction	2,756	5,543
Real estate – residential	99,332	101,847
Home equity	50,842	51,413
Consumer loans	13,798	14,710
Other loans	886	602

	342,999	366,567
Less:
Allowance for loan losses	(7,069)	(6,815)
Deferred loan (fees) costs, net	108	108

Loans held for investment, net	$336,038	$359,860

Note 6 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and six month periods ended June 30, 2012 and 2011, respectively:

Commercial

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(dollars in thousands)
Balance, beginning of period	$2,823	$4,697	$2,904	$5,363
Provision (recovery) charged to operations	(138)	381	52	814
Charge-offs	(42)	(1,419)	(354)	(2,520)
Recoveries	7	3	48	5

Net (charge-offs)	(35)	(1,416)	(306)	(2,515)

Balance at end of period	$2,650	$3,662	$2,650	$3,662

Non-Commercial

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(dollars in thousands)
Balance, beginning of period	$3,951	$4,333	$3,911	$3,704
Provision (recovery) charged to operations	501	(221)	651	715
Charge-offs	(49)	(538)	(171)	(876)
Recoveries	16	38	28	69

Net (charge-offs)	(33)	(500)	(143)	(807)

Balance at end of period	$4,419	$3,612	$4,419	$3,612

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2012 and December 31, 2011:

June 30, 2012

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
		(dollars in thousands)
Commercial	$1,136	$17,742	$1,514	$157,643	$2,650	$175,385
Non-Commercial	1,758	15,592	2,661	152,022	4,419	167,614

Total	$2,894	$33,334	$4,175	$309,665	$7,069	$342,999

December 31, 2011

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
		(dollars in thousands)
Commercial	$1,137	$18,882	$1,767	$173,570	$2,904	$192,452
Non-Commercial	1,446	14,207	2,465	159,908	3,911	174,115

Total	$2,583	$33,089	$4,232	$333,478	$6,815	$366,567

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

June 30, 2012

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
		(dollars in thousands)
Commercial	$254	$172	$426	$39,711	$40,137	$—
Real estate – commercial	979	2,385	3,364	104,610	107,974	—
Other real estate construction	141	2,430	2,571	24,703	27,274	—
Real estate 1-4 family construction	—	—	—	2,756	2,756	—
Real estate – residential	2,557	2,358	4,915	94,417	99,332	—
Home equity	340	247	587	50,255	50,842	—
Consumer loans	75	98	173	13,625	13,798	—
Other loans	—	—	—	886	886	—

Total	$4,346	$7,690	$12,036	$330,963	$342,999	$—

December 31, 2011

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
		(dollars in thousands)
Commercial	$212	$329	$541	$45,366	$45,907	$—
Real estate – commercial	2,396	2,742	5,138	109,806	114,944	—
Other real estate construction	358	2,084	2,442	29,159	31,601	—
Real estate construction	—	—	—	5,543	5,543	—
Real estate – residential	2,341	2,441	4,782	97,065	101,847	—
Home equity	298	255	553	50,860	51,413	—
Consumer loan	208	11	219	14,491	14,710	—
Other loans	—	—	—	602	602	—

Total	$5,813	$7,862	$13,675	$352,892	$366,567	$—

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

The composition of nonaccrual loans by class as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Commercial	$172	$329
Real estate – commercial	2,385	2,742
Other real estate construction	2,430	2,084
Real estate 1-4 family construction	—	—
Real estate – residential	2,358	2,441
Home equity	247	255
Consumer loans	98	11
Other loans	—	—

	$7,690	$7,862

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2012 and December 31 2011:

June 30, 2012

	Pass	Watch	Sub-standard	Doubtful	Total
		(dollars in thousands)
Commercial	$38,474	$836	$827	$—	$40,137
Real estate – commercial	88,910	8,700	10,364	—	107,974
Other real estate construction	21,687	499	5,088	—	27,274
Real estate 1-4 family construction	2,756	—	—	—	2,756
Real estate – residential	83,750	6,546	9,036	—	99,332
Home equity	48,907	732	1,203	—	50,842
Consumer loans	13,100	390	308	—	13,798
Other loans	886	—	—	—	886

Total	$298,470	$17,703	$26,826	$—	$342,999

December 31, 2011

	Pass	Watch	Sub-standard	Doubtful	Total
		(dollars in thousands)
Commercial	$42,892	$1,670	$1,345	$—	$45,907
Real estate – commercial	95,699	7,971	11,274	—	114,944
Other real estate construction	26,256	745	4,600	—	31,601
Real estate 1-4 family construction	5,538	5	—	—	5,543
Real estate – residential	89,209	4,269	8,369	—	101,847
Home equity	49,743	861	809	—	51,413
Consumer loans	13,970	332	408	—	14,710
Other loans	602	—	—	—	602

Total	$323,909	$15,853	$26,805	$—	$366,567

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2012 and December 31, 2011:

June 30, 2012

	Performing	Non-Performing	Total
	(dollars in thousands)
Commercial	$39,965	$172	$40,137
Real estate – commercial	105,589	2,385	107,974
Other real estate construction	24,844	2,430	27,274
Real estate 1-4 family construction	2,756	—	2,756
Real estate – residential	96,974	2,358	99,332
Home equity	50,595	247	50,842
Consumer loans	13,700	98	13,798
Other loans	886	—	886

Total	$335,309	$7,690	$342,999

December 31, 2011

	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$45,578	$329	$45,907
Real estate – commercial	112,202	2,742	114,944
Other real estate construction	29,517	2,084	31,601
Real estate 1 – 4 family construction	5,543	—	5,543
Real estate – residential	99,406	2,441	101,847
Home equity	51,158	255	51,413
Consumer loans	14,699	11	14,710
Other loans	602	—	602

Total	$358,705	$7,862	$366,567

Loans are considered impaired when, based on current information and events; it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2012 and December 31, 2011:

June 30, 2012

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)
Commercial	$1,240	$823	$298	$153
Real estate – commercial	14,511	8,053	4,395	817
Other real estate construction	4,175	2,718	1,455	166
Real estate 1 – 4 family construction	1,308	714	594	235
Real estate – residential	12,664	6,932	5,732	1,075
Home equity	1,262	550	712	277
Consumer loans	358	49	309	171
Other loans	—	—	—	—

Total	$35,518	$19,839	$13,495	$2,894

December 31, 2011

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)
Commercial	$2,099	$889	$1,091	$578
Real estate – commercial	14,951	11,365	1,523	452
Other real estate construction	4,016	2,644	1,370	107
Real estate 1 – 4 family construction	1,095	501	594	202
Real estate – residential	11,877	7,231	4,646	1,001
Home equity	993	753	240	124
Consumer loans	242	49	193	119
Other loans	—	—	—	—

Total	$35,273	$23,432	$9,657	$2,583

	Three Months ended June 30, 2012		Three Months ended June 30, 2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)
Commercial	$1,401	$13	$1,339	$29
Real estate – commercial	12,575	155	16,436	93
Other real estate construction	4,087	73	8,308	27
Real estate 1 – 4 family construction	1,326	10	1,474	4
Real estate – residential	12,043	174	9,893	210
Home equity	1,163	14	1,358	10
Consumer loans	334	6	320	7
Other loans	—	—	—	—

Total	$32,929	$445	$39,128	$380

	Six Months ended June 30, 2012		Six Months ended June 30, 2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)
Commercial	$1,551	$27	$1,373	$43
Real estate – commercial	12,668	340	17,731	263
Other real estate construction	4,093	125	8,990	31
Real estate 1 – 4 family construction	1,202	16	1,300	26
Real estate – residential	12,270	311	9,557	325
Home equity	1,128	24	1,260	22
Consumer loans	299	10	293	10
Other loans	—	—	—	—

Total	$33,211	$853	$40,504	$720

Note 7 – Troubled Debt Restructures

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification involves providing a concession to the existing loan contract. The Company offers various types of concessions when modifying loans to troubled borrowers, however, forgiveness of principal is rarely granted. Concessions offered are term extensions, capitalizing accrued interest, reducing interest rates to below current market rates or a combination of any of these. Combinations from time to time may include allowing a customer to be placed on interest-only payments. The presentations below in the “other” category are TDR’s with a combination of concessions. At the time of a TDR, additional collateral or a guarantor may be requested.

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

For the three and six months ended June 30, 2012 the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Other:
Commercial	—	$—	$—
Real estate – commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	—	$—	$—

For the six months ended June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Other:
Commercial	1	$10	$9
Real estate – commercial	2	619	616
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	24	24
Home equity	—	—	—
Consumer loans	1	52	48
Other loans	—	—	—

Total	5	$705	$697

The following table presents loans that were modified as troubled debt restructurings within the previous twelve months ending June 30, 2012 for which there was a payment default:

Twelve months ended June 30, 2012
	Number of Loans	Recorded Investment
(dollars in thousands)
Below market interest rate:
Commercial	—	$—
Real estate – commercial	—	—
Other real estate construction	—	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	—	—
Home Equity loans	—	—
Consumer loans	—	—
Other loans	—	—

	—	$—

Other:
Commercial	1	$9
Real estate – commercial	3	709
Other real estate construction	—	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	3	367
Home Equity loans	—	—
Consumer loans	1	4
Other loans	—	—

	8	$1,089

Total	8	$1,089

A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement. As mentioned, the Company considers TDRs to be impaired loans and has $554,966 in allowance for loan loss as a direct result of these TDR’s.

The following table presents the successes and failures of the types of modifications within the previous twelve months ending June 30, 2012:

June 30, 2012

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Other Loans	—	—	10	968	1	206	—	—

Total	—	$—	10	$968	1	$206	—	$—

Note 8 - Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2012, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$68,085
Credit card commitments	8,029
Standby letters of credit	1,320

Total commitments	$77,434

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$31,485	$31,485	$—	$—
US Government Agencies	18,551	—	18,551	—
GSE – Mortgage-backed securities and CMO’s	39,413	—	39,413	—
State and political subdivisions	8,875	—	8,875	—

Total assets at fair value	$98,324	$31,485	$66,839	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$33,532	$33,532	$—	$—
US Gov’t	19,997	—	19,997	—
Mortgage-backed securities and CMO’s	24,263	—	24,263	—
State and political subdivisions	10,869	—	10,869	—

Total assets at fair value	$88,661	$33,532	$55,129	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$10,601	$—	$—	$10,601
Loans held for sale	1,287	—	1,287	—
Other real estate owned	3,151	—	—	3,151

Total assets at fair value	$15,039	$—	$1,287	$13,752

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,074	$—	$—	$7,074
Loans held for sale	1,958	—	1,958	—
Other real estate owned	1,464	—	—	1,464

Total assets at fair value	$10,496	$—	$1,958	$8,538

Total liabilities at fair value	$—	$—	$—	$—

Note 10 - Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2012 and December 31, 2011, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2012 and December 31, 2011:

June 30, 2012

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$45,148	$45,148	$45,148	$—	$—
Securities available for sale	98,324	98,324	31,485	66,839	—
Loans held for investment, net	336,038	347,182	—	—	347,182
Loans held for sale	1,287	1,287	—	1,287	—
Restricted stock	2,504	2,504	2,504	—	—
Bank-owned life insurance	6,300	6,300	—	—	6,300
Mortgage servicing rights	2,335	2,629	—	—	2,629
Accrued interest receivable	1,968	1,968	—	—	1,968

FINANCIAL LIABILITIES
Deposits	$441,956	$441,055	$—	$—	$441,055
Short-term borrowings	18,751	18,751	—	18,751	—
Long-term borrowings	3,551	3,866	—	3,866	—
Junior subordinated debt	11,127	11,275	—	—	11,275
Accrued interest payable	272	272	—	—	272

December 31, 2011

	Carrying Value	Estimated Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$28,687	$28,687
Securities available for sale	88,661	88,661
Loans held for investment, net	359,860	374,636
Loans held for sale	1,958	1,958
Restricted stock	3,289	3,289
Bank-owned life insurance	6,171	6,171
Mortgage servicing rights	2,128	2,494
Accrued interest receivable	2,084	2,084

FINANCIAL LIABILITIES
Deposits	$431,338	$430,641
Short-term borrowings	20,791	20,791
Long-term borrowings	14,106	14,611
Junior subordinated debt	11,127	11,283
Accrued interest payable	301	301

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in note 9

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

•

Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

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

At June 30, 2012, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 8.

Note 11 – Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement”. The purpose of the standard is to clarify and combine fair value measurements and disclosure requirements for U.S. generally accepted accounting principles, or GAAP, and international financial reporting standards, or IFRS. The new standard provides amendments and wording changes used to describe certain requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively to the beginning of the annual period of adoption. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, an update to ASC 350 “Intangibles – Goodwill and Other.” This update gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011.

During the six months ended June 30, 2012, the Company’s total assets decreased $1.3 million, from $526.9 million to $525.6 million. During the same period, loans held for investment decreased $23.6 million to $343.1 million.

Cash and cash equivalents increased $16.5 million, during the six months ended June 30, 2012. Cash and due from banks increased $274,000, while interest-earning deposits with banks increased $16.2 million.

Investment securities increased $9.7 million to $98.3 million for the six months ended June 30, 2012. During the first six months of 2012, the Company purchased securities of $26.1 million. The increase from the new purchases was reduced by maturities and calls of $825,000, sales of $9.7 million and normal reductions stemming from principal payments on mortgage backed securities. At the beginning of the third quarter the Company purchased approximately $25 million in additional securities to improve the yield on earning assets, which was funded by reducing interest-earning deposits in banks. On June 30, 2012, the Company had net unrealized gains of $3.3 million.

Loans held for investment decreased from $366.7 million to $343.1 million, a decrease of $23.6 million. Contributing to this decrease was the sale of a government guaranteed portion of a loan of approximately $4.9 million. All areas of the loan portfolio decreased, during the second quarter; except for the consumer loan portfolio which experienced positive growth trends. Commercial real estate experienced the largest decline of $7.0 million; reflecting the sale of the aforementioned loan. Loans held for sale decreased 34.3% or $671,000 during the period. The allowance for loan losses was $7.1 million, at June 30, 2012; which represents 2.06% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Bank owned life insurance increased $129,000. Accrued interest receivable, prepaid assets and premises and equipment declined $116,000, $106,000 and $78,000, respectively. The Company’s restricted stock, which is required ownership in Federal Reserve Bank stock, remained at $803,000; while Federal Home Loan Bank stock decreased $785,000 to $1.7 million, respectively during the first six months of 2012. Other real estate owned decreased $1.4 million. The Company sold eight properties totaling $1.7 million and had valuation write down adjustments of $527,000. These decreases were offset by the addition of seven new foreclosed properties totaling $858,000. Other assets decreased $626,000.

Customer deposits, our primary funding source, experienced a $10.7 million increase during the six months ended June 30, 2012, increasing from $431.3 million to $442.0 million. Demand noninterest bearing checking increased $6.0 million and interest checking and money market accounts increased $7.7 million, while savings deposits increased $2.0 million for the period. These increases were offset by declines in time deposits over $100,000 of $2.8 million and other time deposits of $2.2 million.

Total borrowings decreased $12.6 million for the period and consist of both short-term and long-term borrowed funds, primarily from the Federal Home Loan Bank. The maturity of $10.0 million in Federal Home Loan Bank advances played a major part in the decrease. At June 30, 2012, $15.0 million of the total borrowings of $33.4 million were comprised of Federal Home Loan Bank advances.

Other liabilities increased from $3.6 million at December 31, 2011 to $3.7 million at June 30, 2012, an increase of $27,000.

At June 30, 2012, total shareholders’ equity was $46.3 million, an increase of $662,000 from December 31, 2011. Net income for the period was $1.1 million. Net income was offset by a decline in unrealized gains and losses on investment securities, net of tax of $41,000. The Company also recorded $272,500 in dividends on the series A and B preferred stock for the three month period. The Company, after receiving approval from the United States Department of Treasury and the Federal Reserve Bank repurchased common stock totaling $68,000. At June 30, 2012, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations For the Three Months Ended June 30, 2012 and 2011.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $401,000 for the three months ended June 30, 2012, as compared to $709,000 for the three months ended June 30, 2011, a decrease of $308,000. Net income available to common shareholders was $240,000 or $0.03 per common share at June 30, 2012, compared at $548,000 or $0.07 per common share at June 30, 2011. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

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

Net interest income for the three months ended June 30, 2012 was $4.5 million, a decrease of $245,000. During the current quarter, the decline in the volume of interest-earning assets outpaced the decline in volume of interest-bearing liabilities by $349,000. The average yield on our interest–earning assets decreased 26 basis points to 4.74%, while the average rate we paid for our interest-bearing liabilities decreased 24 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in a decrease of two basis points in our interest rate spread, from 3.84% in 2011 to 3.82% in 2012. Our net interest margin was 3.95% and 3.99% for the comparable periods in 2012 and 2011, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2012 and 2011:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2012	2011	2012	2011	2012	2011
Interest-earning assets:
Taxable securities	$73,361	$75,929	$345	$441	1.89%	2.34%
Nontaxable securities (1)	9,665	10,478	88	93	5.97%	5.74%
Short-term investments	36,245	19,074	40	11	0.44%	0.23%
Taxable loans	338,383	372,486	4,832	5,322	5.74%	5.75%
Non-taxable loans (1)	12,363	9,882	109	95	5.74%	6.30%

Total interest-earning assets	470,017	487,849	5,414	5,962	4.74%	5.00%
Interest-bearing liabilities:
Interest-bearing deposits	368,782	377,331	643	875	0.70%	0.93%
Short-term borrowed funds	16,369	24,002	81	79	1.99%	1.32%
Long-term debt	17,417	23,922	199	272	4.60%	4.57%

Total interest bearing liabilities	402,568	425,255	923	1,226	0.92%	1.16%

Net interest spread	$67,449	$62,594	$4,491	$4,736	3.82%	3.84%

Net interest margin (1) (% of earning assets)					3.95%	3.99%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $363,000 for the three months ending June 30, 2012 compared to $160,000 for the same period in 2011. There were net loan charge-offs of $67,000 for the three months ended June 30, 2012, as compared with net loan charge-offs of $1.9 million during the same period of 2011. Refer to the Asset Quality discussion on page 31 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income decreased $6,000 for the three month period ending June 30, 2012 as compared to the same period in 2011. The Company realized gains on the sale of investment securities during 2012 of $16,000 as compared to realized gains of $357,000 for the same period in 2011. Income from mortgage loan sales increased $336,000 from $331,000 for the quarter ended June 30, 2011 to $667,000 for the same period in 2012. Service charges on deposit accounts produced revenue of $436,000, a decrease of $13,000 for the three months ended June 30, 2012. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced a 5.28% decrease for the comparable three month period, primarily related to a reduction in the write-down of servicing assets due to the refinancing of mortgage loans. Brokerage commissions and asset management fees increased from $467,000 for the three month period in 2011 to $482,000 for the same period in 2012.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2012 was $5.6 million compared to $5.7 million for the same period of 2011, a decrease of $44,000. Salaries and employee benefits, the largest component of noninterest expense, increased $107,000 for the quarter ending June 30, 2012. Foreclosed real estate expense increased $260,000 while professional fees and service fees decreased $357,000 for the three months ending June 30, 2012. The major factor related to the increase in foreclosed real estate expense was write downs on properties held in other real estate owned. These write downs were attributed to updated appraisals and the lowering of list prices in the second quarter of 2012 totaling $176,000 compared to no write downs for the same period in 2011. The decrease in other professional fees and services was directly related to reimbursement of prior period legal fees totaling $93,000 that was related to a reimbursement for legal services under the Company’s employment practices liability insurance policy. Other noninterest expense decreased $36,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Postage	$47	$44
Telephone and data lines	38	52
Loan collection expense	55	87
Shareholder relations expense	24	39
Dues and subscriptions	40	52
Other	331	297

Total	$535	$571

Income Tax Expense

The Company had income tax expense of $228,000 for the three months ended June 30, 2012 resulting in an effective tax rate of 36.25% compared to income tax expense of $330,000 and an effective rate of 31.76% in the 2011 period.

Comparison of Results of Operations For the Six Months Ended June 30, 2012 and 2011.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.1 million for the six months ended June 30, 2012, as compared to $918,000 for the six months ended June 30, 2011, an increase of $183,000. Net income available to common shareholders was $778,000 or $0.10 per common share at June 30, 2012, compared to $595,000 or $0.08 per common share at June 30, 2011. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

Net Interest Income

Net interest income for the six months ended June 30, 2012 was $9.2 million as compared with $9.4 million during the six months ended June 30, 2011, resulting in a decrease of $245,000. During the six months ending June 30, 2012, the decline in the volume of interest-earning assets outpaced the decline in growth of our interest-bearing liabilities by $635,000. The average yield on our interest–earning assets decreased 16 basis points to 4.84%, while the average rate we paid for our interest-bearing liabilities decreased 23 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in an increase of seven basis points in our interest rate spread to 3.89% for the first six months of 2012, compared to 3.82% for the first six months of 2011. Our net interest margin was 4.02% and 3.97% for the comparable six month periods in 2012 and 2011, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a strong interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2012 and 2011:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2012	2011	2012	2011	2012	2011
Interest-earning assets:
Taxable securities	$73,474	$80,357	$681	$944	1.86%	2.36%
Nontaxable securities (1)	9,841	10,584	179	187	5.97%	5.79%
Short-term investments	29,018	12,514	72	18	0.50%	0.29%
Taxable loans	345,738	377,082	9,927	10,596	5.77%	5.65%
Non-taxable loans (1)	12,577	8,515	221	163	5.76%	6.27%

Total interest-earning assets	470,648	489,052	11,080	11,908	4.84%	5.00%
Interest-bearing liabilities:
Interest-bearing deposits	366,574	375,375	1,325	1,774	0.73%	0.95%
Short-term borrowed funds	17,354	23,428	155	182	1.80%	1.57%
Long-term debt	20,606	27,634	441	548	4.30%	4.00%

Total interest bearing liabilities	404,534	426,437	1,921	2,504	0.95%	1.18%

Net interest spread	$66,114	$62,615	$9,159	$9,404	3.89%	3.82%

Net interest margin (1) (% of earning assets)					4.02%	3.97%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $703,000 for the six months ending June 30, 2012 compared to $1.5 million for the same period in 2011. There were net loan charge-offs of $449,000 for the six months ended June 30, 2012 as compared with net loan charge-offs of $3.3 million during the same period of 2011. Refer to the Asset Quality discussion on page 31 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $21,000 for the six month period ending June 30, 2012 as compared to the same period in 2011. Income from mortgage loan sales increased $762,000 from $714,000 for the six months ended June 30, 2011 to $1.5 million for the same period in 2012. Mortgage loan rates continued to decline during 2012 allowing customers to refinance again at even lower rates. Service charges on deposit accounts produced earnings of $868,000 for the six months ended June 30, 2012, a decrease of $25,000. The primary contributing factor is a decrease in NSF fees due in large part to changes in the regulatory governance. Other service fees and commissions experienced a 9.91% decrease for the comparable six month period. This is related to an acceleration in the write-down of servicing assets due to the refinancing of mortgage loans. Also, income generated from brokerage commissions and asset management fees increased $76,000. The Company realized a gain on the aforementioned government guaranteed loan in the amount of $276,000. The Company also realized gains on the sale of investments in the amount of $16,000 in the first six months of 2012, as compared to realized gains of $933,000 for the same period in 2011.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2012, was $11.4 million compared to $11.1 million for the same period of 2011; an increase of $283,000. Salaries and employee benefits, the largest component of noninterest expense, increased $168,000 to $6.3 million for the period ending June 30, 2012. Net occupancy and equipment expense had a combined decrease of $42,000. Professional fees and services decreased $574,000. Foreclosed real estate expense increased $685,000. The major factor related to the increase in foreclosed real estate expense was write downs on properties held in other real estate owned. These write downs were attributed to updated appraisals and the lowering of list prices during the first six months of 2012 totaling $527,000 compared to $4,000 in write downs for the same period in 2011. The decrease in other professional fees and services was directly related to reimbursement of prior period legal fees totaling $360,000. Of this amount, $270,000 was related to a reimbursement for legal services under the Company’s employment practices liability insurance policy and $90,000 associated with a previous closed government guaranteed loan. Other noninterest expense decreased $33,000 for the comparable six month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended
	June 30, 2012	2011
	(in thousands)
Postage	$104	$98
Telephone and data lines	89	93
Loan collection expense	144	146
Shareholder relations expense	78	79
Dues and subscriptions	89	102
Other	692	645

Total	$1,196	$1,163

Income Tax Expense

The Company had income tax expense of $452,000 for the six months ended June 30, 2012 resulting in an effective tax rate of 29.10%, compared to income tax expense of $358,000 and an effective rate of 28.06% in the 2011 period.

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

The provision for loan losses was $703,000 for the six month period ended June 30, 2012 as compared to $1.5 million for the same period in 2011. At June 30, 2012, the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $33.3 million compared to $33.1 million at December 31, 2011, an increase of $245,000. Total nonaccrual loans, which are a component of impaired loans, decreased from $7.9 million at December 31, 2011 to $7.7 million at June 30, 2012. The Company had net loan charge-offs for the first six months of 2012 of $449,000 compared to net loan charge-offs of $3.3 million for the same period in 2011.

The allowance expressed as a percentage of gross loans held for investment increased 20 basis points from 1.86% at December 31, 2011 to 2.06% at June 30, 2012. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.27% at December 31, 2011 and 1.35% at June 30, 2012; while the individually evaluated allowance as a percentage of individually evaluated loans increased from 7.81% to 8.68%, an increase of 87 basis points.

Our allowance for loan loss model captures not only the mean loss of individual loans but also the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by call codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple Macro-Economic factors make up the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations. The Company also has a section within the model to account for other qualitative and/or environmental factors. During the second quarter of 2012, the Company completed an extensive review of its home equity portfolio that resulted in an additional $105,000 being added in the qualitative section of the model. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 2.14% at December 31, 2011, to 2.24% at June 30, 2012. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at June 30, 2012 totaled $6.7 million and $6.0 million at December 31, 2011 and are included in impaired loans.

The following nonperforming loan table shows the comparison of June 30, 2012 to December 31, 2011:

Nonperforming Assets

(dollars in thousands)

	June 30, 2012	December 31, 2011
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	7,690	7,862
Other real estate owned	8,892	10,258

Total nonperforming assets	$16,582	$18,120

Allowance for loan losses	$7,069	$6,815
Nonperforming loans to total loans	2.24%	2.14%
Allowance for loan losses to total loans	2.06%	1.86%
Nonperforming assets to total assets	3.16%	3.44%
Allowance for loan losses to nonperforming loans	91.91%	86.88%

During the first six months of 2012, the Company had a net decrease of $1.4 million in other real estate owned. The decrease was due to the sale of eight pieces of property totaling $1.7 million and valuation write downs of $527,000. These decreases were offset by the addition of seven pieces of property totaling $858,000.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources, in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $23.8 million at June 30, 2012, with available credit of $23.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $38.8 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $16.3 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $33.4 million at June 30, 2012, compared to $46.0 million at December 31, 2011.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier 1 leverage ratio of 4 percent. Banks, are considered “well capitalized” by regulatory standards when they meet or exceed a Tier 1 risk-based capital ratio of 6 percent, a total risked-based capital ratio of 10 percent and a leverage ratio of 5 percent. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. At June 30, 2012, the Company had $11.1 million in subordinated debt and $10.0 million in preferred stock issued to the United States Department of the Treasury and has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) of the Exchange Act) during the second quarter of 2012. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time, the Banks are engaged in ordinary routine litigation incidental to their business.

Item 1A. Risk Factors

Disclosure under this item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2012.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
April 1, 2012 Through April 30, 2012	—	$—	—	$—
May 1, 2012 Through May 31, 2012	—	$—	—	$—
June 1, 2012 Through June 30, 2012	24,951	$2.75	—	$—
Total	24,951	$2.75	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or to pay a cash dividend.

(2)	On June 26, 2012 the Board of Directors of Uwharrie Capital Corp, after receiving approval from the United States Department of Treasury and the Federal Reserve Bank, it’s primary regulator, approved the repurchase of 24,951 shares of common stock totaling $68,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

4	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.7	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.8	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner, and Jimmy L. Strayhorn (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: August 13, 2012	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

5	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.9	Incentive Stock Option Plan, as amended (1)

10.10	Employee Stock Ownership Plan and Trust (2)

10.11	2006 Incentive Stock Option Plan (3)

10.12	2006 Employee Stock Purchase Plan (3)

10.13	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.14	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.15	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.16	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner, and Jimmy L. Strayhorn (7)

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

33	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.