Form 10-Q
period 2012-09-30
UWHARRIE CAPITAL CORP
filed 2012-11-14
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,522,902 shares of common stock outstanding as of November 5, 2012.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30,
	2012	December 31,
	(Unaudited)	2011*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,766	$7,487
Interest-earning deposits with banks	19,431	21,200
Securities available for sale, at fair value	130,274	88,661
Loans held for sale	1,025	1,958
Loans:
Loans held for investment	339,343	366,675
Less allowance for loan losses	(6,883)	(6,815)

Net loans held for investment	332,460	359,860

Premises and equipment, net	14,968	15,076
Interest receivable	1,935	2,084
Restricted stock	2,265	3,289
Bank owned life insurance	6,354	6,171
Goodwill	987	987
Other real estate owned	8,947	10,258
Prepaid assets	928	1,347
Other assets	8,563	8,524

Total assets	$534,903	$526,902

LIABILITIES
Deposits:
Demand noninterest-bearing	$66,630	$62,339
Interest checking and money market accounts	203,098	185,539
Savings deposits	43,392	39,273
Time deposits, $100,000 and over	55,746	58,274
Other time deposits	81,534	85,913

Total deposits	450,400	431,338

Short-term borrowed funds	20,635	20,791
Long-term debt	12,676	25,233
Interest payable	277	301
Other liabilities	4,509	3,636

Total liabilities	488,497	481,299

Off balance sheet items, commitments and contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
10,000 shares of series A issued and outstanding	10,000	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(125)	(200)
Common stock, $1.25 par value: 20,000,000 shares authorized; issued and outstanding
7,522,902 and 7,593,929 shares, respectively	9,404	9,492
Additional paid-in capital plus stock option surplus	13,828	14,010
Unearned ESOP compensation	(883)	(772)
Undivided profits	11,258	10,379
Accumulated other comprehensive income	2,424	2,194

Total shareholders’ equity	46,406	45,603

Total liabilities and shareholders’ equity	$534,903	$526,902

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,809	$5,499	$14,957	$16,258
Investment securities
US Treasury	145	152	432	594
US Government agencies and corporations	375	294	768	796
State and political subdivisions	75	92	255	279
Interest-earning deposits with banks and federal funds sold	29	21	101	39

Total interest income	5,433	6,058	16,513	17,966

Interest Expense
Interest checking and money market accounts	129	202	414	645
Savings deposits	49	82	154	246
Time deposits, $100,000 and over	195	278	610	844
Other time deposits	250	282	770	883
Short-term borrowed funds	98	89	253	271
Long-term debt	180	259	621	807

Total interest expense	901	1,192	2,822	3,696

Net interest income	4,532	4,866	13,691	14,270
Provision for loan losses	391	483	1,094	2,012

Net interest income after provision for loan losses	4,141	4,383	12,597	12,258

Noninterest Income
Service charges on deposit accounts	450	476	1,318	1,369
Other service fees and commissions	801	885	2,392	2,651
Gain (loss) on sale of securities	—	—	16	933
Gain (loss) on fixed assets and other assets	(80)	(51)	216	(56)
Income from mortgage loan sales	1,102	407	2,578	1,121
Other income	107	82	345	287

Total noninterest income	2,380	1,799	6,865	6,305

Noninterest Expense
Salaries and employee benefits	3,215	3,071	9,478	9,166
Net occupancy expense	293	305	863	888
Equipment expense	185	179	556	579
Data processing costs	204	213	638	630
Office supplies and printing	93	76	245	247
Foreclosed real estate expense	547	355	1,357	480
Professional fees and services	295	414	467	1,160
Marketing and donations	146	127	484	424
Electronic banking expense	227	228	681	656
Software amortization and maintenance	140	145	423	421
FDIC insurance	173	171	518	575
Other noninterest expense	632	594	1,828	1,757

Total noninterest expense	6,150	5,878	17,538	16,983

Income before income taxes	371	304	1,924	1,580
Income taxes	109	49	561	407

Net income	$262	$255	$1,363	$1,173

Net Income	$262	255	1,363	1,173
Dividends – preferred stock	(161)	(161)	(484)	(484)

Net income available to common shareholders	$101	$94	$879	$689

Net income per common share
Basic	$0.01	$0.01	$0.12	$0.09

Diluted	$0.01	$0.01	$0.12	$0.09

Weighted average shares outstanding
Basic	7,354,468	7,464,970	7,397,130	7,472,411
Diluted	7,354,468	7,464,970	7,397,130	7,472,411

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Net Income	$262	$255	$1,363	$1,173

Other comprehensive income
Unrealized gain on available for sale securities	414	2,332	366	3,477
Related tax effect	(143)	(808)	(126)	(1,234)
Reclassification of (gain) loss recognized in net income	—	—	(16)	(933)
Related tax effect	—	—	6	360

Total other comprehensive income	271	1,524	230	1,670

Comprehensive income	$533	$1,779	$1,593	$2,843

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of								Accumulated
	Common	Preferred	Preferred	Discount on		Additional	Unearned		Other
	Shares	Stock	Stock	Preferred	Common	Paid-in	ESOP	Undivided	Comprehensive
	Issued	Series A	Series B	Stock	Stock	Capital	Compensation	Profits	Income (Loss)	Total
	(in thousands, except share data)
Balance, December 31, 2011	7,593,929	$10,000	$500	$(200)	$9,492	$14,010	$(772)	$10,379	$2,194	$45,603
Net income	—	—	—	—	—	—	—	1,363	—	1,363
Repurchase of common stock	(69,854)	—	—	—	(87)	(156)	—	—	—	(243)
Retirement of common stock	(1,173)	—	—	—	(1)	1	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	230	230
Release of ESOP shares	—	—	—	—	—	(30)	65	—	—	35
Increase in ESOP notes receivable	—	—	—	—	—	—	(176)	—	—	(176)
Stock compensation expense	—	—	—	—	—	3	—	—	—	3
Record preferred stock dividend and discount accretion	—	—	—	75	—	—	—	(484)	—	(409)

Balance, September 30, 2012	7,522,902	$10,000	$500	$(125)	$9,404	$13,828	$(883)	$11,258	$2,424	$46,406

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,363	$1,173
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	718	615
Net amortization of security premiums/discounts	907	603
Net amortization of mortgage servicing rights	609	416
Impairment of foreclosed real estate	988	31
Impairment of other assets	50	—
Provision for loan losses	1,094	2,012
Stock compensation	3	4
Net realized gain on sales / calls of available for sale securities	(16)	(933)
Income from mortgage loan sales	(2,578)	(1,121)
Proceeds from sales of loans held for sale	89,969	42,793
Origination of loans held for sale	(86,458)	(37,173)
(Gain) loss on sale of premises, equipment and other assets	(276)	13
Increase in cash surrender value of life insurance	(183)	(144)
Loss on sales of foreclosed real estate	60	43
Release of ESOP shares	35	60
Net change in interest receivable	149	490
Net change in other assets	137	(751)
Net change in interest payable	(24)	(35)
Net change in other liabilities	873	619

Net cash provided by operating activities	7,420	8,715

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	19,215	35,497
Purchase of securities available for sale	(61,369)	(28,020)
Net change in loans	24,845	(3,999)
Purchase of premises and equipment	(610)	(1,147)
Proceeds from sales of foreclosed real estate	1,724	577
Investment in other assets	(260)	(185)
Net decrease in restricted stock	1,024	511

Net cash provided by investing activities	(15,431)	3,234

Cash flows from financing activities
Net increase (decrease) in deposit accounts	19,062	(9,864)
Net increase (decrease) in short-term borrowed funds	(156)	9,598
Net decrease in long-term debt	(12,557)	(11,533)
Proceeds from issuance of new junior subordinated debt	—	4,438
Repayment of junior subordinated debt	—	(730)
Repurchase of common stock	(243)	—
Increase in unearned ESOP compensation	(176)	(94)
Dividends on preferred stock	(409)	(409)

Net cash used in financing activities	5,521	(8,594)

Increase (decrease) in cash and cash equivalents	(2,490)	3,355
Cash and cash equivalents, beginning of period	28,687	13,624

Cash and cash equivalents, end of period	$26,197	$16,979

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,846	$3,731
Income taxes paid	78	216
Supplemental Schedule of Non-Cash Activities
Net change in fair-value of securities available for sale, net of tax	230	7,527
Loans transferred to foreclosed real estate	1,649	1,670
Company financed sales of other real estate owned	(188)	—

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

Note 3 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the nine months ended September 30, 2012, the Company’s 122,341 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. The Company had 123,570 stock options outstanding at September 30, 2011 and they did not have a dilutive effect.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	7,524,075	7,593,929	7,524,075	7,593,929
Effect of ESOP shares	(169,607)	(128,959)	(126,945)	(121,518)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,354,468	7,464,970	7,397,130	7,472,411
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,354,468	7,464,970	7,397,130	7,472,411

Note 4 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury	$33,263	$1,777	$—	$35,040
U.S. Government agencies	35,484	937	14	36,407
GSE - Mortgage-backed securities and CMO’s	49,636	393	139	49,890
State and political subdivisions	8,182	755	—	8,937

Total securities available for sale	$126,565	$3,862	$153	$130,274

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury	$32,073	$1,459	$—	$33,532
U.S. Government agencies	19,142	855	—	19,997
GSE - Mortgage-backed securities and CMO’s	24,016	332	85	24,263
State and political subdivisions	10,071	798	—	10,869

Total securities available for sale	$85,302	$3,444	$85	$88,661

At both September 30, 2012 and December 31, 2011 the Company owned Federal Reserve stock reported at cost of $802,850 and is included in other assets. Also at September 30, 2012 and December 31, 2011, the Company owned Federal Home Loan Bank Stock (FHLB) of $1.5 million and $2.5 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings, with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2012.

Results from sales of securities available for sale for the three and nine month period ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$8,996	$25,568

Realized gains from sales	$—	$—	$128	$933
Realized losses from sales	—	—	(112)	—

Net Realized gains	$—	$—	$16	$933

At September 30, 2012 and December 31, 2011 securities available for sale with a carrying amount of $46.4 million and $37.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At September 30, 2012, the unrealized losses related to one government agency bond and seven mortgage backed securities. At December 31, 2011, the unrealized losses related to three mortgage backed securities.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
September 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$2,807	$14	$—	$—	$2,807	$14
GSE - Mortgage-backed securities and CMO’s	23,902	139	—	—	23,902	139

	$26,709	$153	$—	$—	$26,709	$153

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Securities available for sale temporary impairment
GSE - Mortgage-backed securities and CMO’s	$9,734	$85	$—	$—	$9,734	$85

	$9,734	$85	$—	$—	$9,734	$85

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. At September 30, 2012, the Company had no intent to sell and not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2012 by remaining contractual maturity are as follows:

	September 30, 2012
	Amortized	Estimated	Book
Securities available for sale	Cost	Fair Value	Yield (1)
U. S. Treasury
Due after one but within five years	16,290	17,210	1.90%
Due after five but within ten years	16,973	17,830	1.76%

	33,263	35,040	1.83%

U.S. Government agencies
Due after one but within five years	26,648	27,479	1.84%
Due after five but within ten years	8,836	8,928	1.43%

	35,484	36,407	1.73%

Mortgage-backed securities
Due after five but within ten years	7,008	7,141	3.50%
Due after ten years	42,628	42,749	2.89%

	49,636	49,890	2.98%

State and political subdivisions
Due within twelve months	351	354	3.63%
Due after one but within five years	1,562	1,648	3.51%
Due after five but within ten years	4,771	5,296	3.10%
Due after ten years	1,498	1,639	4.12%

	8,182	8,937	3.39%

Total Securities available for sale
Due within twelve months	351	354	3.63%
Due after one but within five years	44,500	46,337	1.92%
Due after five but within ten years	37,588	39,195	2.18%
Due after ten years	44,126	44,388	2.93%

	$126,565	$130,274	2.35%

1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax- equivalent basis, assuming a 38.55% tax rate.

Note 5 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	(dollars in thousands)
Commercial
Commercial	$41,628	$45,907
Real estate - commercial	106,628	114,944
Other real estate construction loans	26,379	31,601
Noncommercial
Real estate 1-4 family construction	2,827	5,543
Real estate - residential	97,286	101,847
Home equity	50,432	51,413
Consumer loans	13,309	14,710
Other loans	768	602

	339,257	366,567

Less:
Allowance for loan losses	(6,883)	(6,815)
Deferred loan (fees) costs, net	86	108

Loans held for investment, net	$332,460	$359,860

Note 6 - Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and nine month periods ended September 30, 2012 and 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Commercial	2012	2011	2012	2011
	(dollars in thousands)
Balance, beginning of period	$2,650	$3,662	$2,904	$5,363
Provision (recovery) charged to operations	424	370	476	1,184
Charge-offs	(367)	(1)	(721)	(2,520)
Recoveries	5	4	53	8

Net (charge-offs)	(362)	3	(668)	(2,512)
Balance at end of period	$2,712	$4,035	$2,712	$4,035

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Non-Commercial	2012	2011	2012	2011
	(dollars in thousands)
Balance, beginning of period	$4,419	$3,612	$3,911	$3,704
Provision (recovery) charged to operations	(33)	113	618	828
Charge-offs	(229)	(118)	(400)	(994)
Recoveries	14	24	42	93

Net (charge-offs)	(215)	(94)	(358)	(901)

Balance at end of period	$4,171	$3,631	$4,171	$3,631

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2012 and December 31, 2011:

	Individually Evaluated		Collectively Evaluated		Total
September 30, 2012	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$1,240	$17,308	$1,472	$157,777	$2,712	$175,085
Non-Commercial	1,428	15,149	2,743	149,023	4,171	164,172

Total	$2,668	$32,457	$4,215	$306,800	$6,883	$339,257

	Individually Evaluated		Collectively Evaluated		Total
December 31, 2011	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$1,137	$18,882	$1,767	$173,570	$2,904	$192,452
Non-Commercial	1,446	14,207	2,465	159,908	3,911	174,115

Total	$2,583	$33,089	$4,232	$333,478	$6,815	$366,567

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

		Loans				Accruing
	Loans	90 Days				Loans 90 or
	30-89 Days	or More	Total Past	Current	Total	More Days
September 30, 2012	Past Due	Past due	Due Loans	Loans	Loans	Past Due
	(dollars in thousands)
Commercial	$428	$37	$465	$41,163	$41,628	$—
Real estate - commercial	629	2,235	2,864	103,764	106,628	—
Other real estate construction	250	3,193	3,443	22,936	26,379	—
Real estate 1 -4 family construction	—	—	—	2,827	2,827	—
Real estate - residential	1,549	2,845	4,394	92,892	97,286	—
Home equity	690	306	996	49,436	50,432	—
Consumer loans	203	1	204	13,105	13,309	—
Other loans	—	—	—	768	768	—

Total	$3,749	$8,617	$12,366	$326,891	$339,257	$—

		Loans				Accruing
	Loans	90 Days				Loans 90 or
	30-89 Days	or More	Total Past	Current	Total	More Days
December 31, 2011	Past Due	Past due	Due Loans	Loans	Loans	Past Due
	(dollars in thousands)
Commercial	$212	$329	$541	$45,366	$45,907	$—
Real estate - commercial	2,396	2,742	5,138	109,806	114,944	—
Other real estate construction	358	2,084	2,442	29,159	31,601	—
Real estate construction	—	—	—	5,543	5,543	—
Real estate - residential	2,341	2,441	4,782	97,065	101,847	—
Home equity	298	255	553	50,860	51,413	—
Consumer loan	208	11	219	14,491	14,710	—
Other loans	—	—	—	602	602	—

Total	$5,813	$7,862	$13,675	$352,892	$366,567	$—

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

The composition of nonaccrual loans by class as of September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
	(dollars in thousands)
Commercial	$37	$329
Real estate - commercial	2,235	2,742
Other real estate construction	3,193	2,084
Real estate 1 – 4 family construction	—	—
Real estate – residential	2,845	2,441
Home equity	306	255
Consumer loans	1	11
Other loans	—	—

	$8,617	$7,862

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2012 and December 31 2011:

			Sub-
September 30, 2012	Pass	Watch	standard	Doubtful	Total
	(dollars in thousands)
Commercial	$39,828	$1,113	$687	$—	$41,628
Real estate - commercial	88,921	8,469	9,238	—	106,628
Other real estate construction	21,279	480	4,620	—	26,379
Real estate 1 - 4 family construction	2,827	—	—	—	2,827
Real estate - residential	81,621	7,613	8,052	—	97,286
Home equity	48,481	702	1,249	—	50,432
Consumer loans	12,617	493	199	—	13,309
Other loans	768	—	—	—	768

Total	$296,342	$18,870	$24,045	$—	$339,257

			Sub-
December 31, 2011	Pass	Watch	standard	Doubtful	Total
	(dollars in thousands)
Commercial	$42,892	$1,670	$1,345	$—	$45,907
Real estate - commercial	95,699	7,971	11,274	—	114,944
Other real estate construction	26,256	745	4,600	—	31,601
Real estate 1 - 4 family construction	5,538	5	—	—	5,543
Real estate - residential	89,209	4,269	8,369	—	101,847
Home equity	49,743	861	809	—	51,413
Consumer loans	13,970	332	408	—	14,710
Other loans	602	—	—	—	602

Total	$323,909	$15,853	$26,805	$—	$366,567

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2012 and December 31, 2011:

		Non-
September 30, 2012	Performing	Performing	Total
	(dollars in thousands)
Commercial	$41,591	$37	$41,628
Real estate - commercial	104,393	2,235	106,628
Other real estate construction	23,186	3,193	26,379
Real estate 1 – 4 family construction	2,827	—	2,827
Real estate – residential	94,441	2,845	97,286
Home equity	50,126	306	50,432
Consumer loans	13,308	1	13,309
Other loans	768	—	768

Total	$330,640	$8,617	$339,257

		Non-
December 31, 2011	Performing	Performing	Total
	(dollars in thousands)
Commercial	$45,578	$329	$45,907
Real estate - commercial	112,202	2,742	114,944
Other real estate construction	29,517	2,084	31,601
Real estate 1 – 4 family construction	5,543	—	5,543
Real estate – residential	99,406	2,441	101,847
Home equity	51,158	255	51,413
Consumer loans	14,699	11	14,710
Other loans	602	—	602

Total	$358,705	$7,862	$366,567

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2012 and December 31, 2011:

		Recorded	Recorded
	Unpaid	Investment	Investment
	Principal	With No	With	Related
September 30, 2012	Balance	Allowance	Allowance	Allowance
	(dollars in thousands)
Commercial	$1,221	$765	$337	$247
Real estate - commercial	14,105	8,073	3,969	829
Other real estate construction	4,166	2,712	1,452	164
Real estate 1 -4 family construction	720	617	103	103
Real estate - residential	12,696	7,235	5,461	1,007
Home equity	1,405	885	520	180
Consumer loans	328	57	271	138
Other loans	—	—	—	—

Total	$34,641	$20,344	$12,113	$2,668

		Recorded	Recorded
	Unpaid	Investment	Investment
	Principal	With No	With	Related
December 31, 2011	Balance	Allowance	Allowance	Allowance
	(dollars in thousands)
Commercial	$2,099	$889	$1,091	$578
Real estate - commercial	14,951	11,365	1,523	452
Other real estate construction	4,016	2,644	1,370	107
Real estate 1 -4 family construction	1,095	501	594	202
Real estate - residential	11,877	7,231	4,646	1,001
Home equity	993	753	240	124
Consumer loans	242	49	193	119
Other loans	—	—	—	—

Total	$35,273	$23,432	$9,657	$2,583

	Three Months ended		Three Months ended
	September 30, 2012		September 30, 2011
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(dollars in thousands)
Commercial	$1,112	$23	$1,912	$32
Real estate - commercial	12,245	153	12,496	167
Other real estate construction	4,168	55	6,749	48
Real estate 1 -4 family construction	1,014	15	1,490	31
Real estate - residential	12,680	166	10,522	43
Home equity	1,333	18	1,435	24
Consumer loans	343	4	321	4
Other loans	—	—	—	—

Total	$32,895	$434	$34,925	$349

	Nine Months ended		Nine Months ended
	September 30, 2012		September 30, 2011
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(dollars in thousands)
Commercial	$1,301	$50	$1,529	$75
Real estate - commercial	12,397	493	16,162	430
Other real estate construction	4,112	180	8,456	79
Real estate 1 -4 family construction	1,124	31	1,347	57
Real estate - residential	12,261	477	9,947	368
Home equity	1,244	42	1,348	46
Consumer loans	332	14	297	14
Other loans	—	—	—	—

Total	$32,771	$1,287	$39,086	$1,069

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

For the three and nine months ended September 30, 2012 the following table presents a breakdown of the types of concessions made by loan class:

		Pre-Modification	Post-Modification
For the three months	Number	Outstanding Recorded	Outstanding Recorded
ended September 30, 2012	of Contracts	Investment	Investment
		(dollars in thousands)
Other:
Commercial	1	$33	$33
Real estate - commercial	—	—	—
Other real estate construction	1	49	49
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	217	217
Home equity	—	—	—
Consumer loans	2	62	62
Other loans	—	—	—

Total	8	$361	$361

		Pre-Modification	Post-Modification
For the nine months	Number	Outstanding Recorded	Outstanding Recorded
ended September 30, 2012	of Contracts	Investment	Investment
		(dollars in thousands)
Other:
Commercial	3	$111	$101
Real estate - commercial	2	619	113
Other real estate construction	1	49	49
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	5	242	240
Home equity	—	—	—
Consumer loans	3	114	108
Other loans	—	—	—

Total	14	$1,135	$611

The following table presents loans that were modified as troubled debt restructurings within the previous twelve months ending September 30, 2012 for which there was a payment default:

	Twelve months ended
	September 30, 2012
	Number	Recorded
	of Loans	Investment
	(dollars in thousands)
Other:
Commercial	1	$33
Real estate – commercial	—	—
Other real estate construction	1	49
Real estate 1 – 4 family construction	—	—
Real estate – residential	5	240
Home Equity loans	—	—
Consumer loans	2	64
Other loans	—	—

	9	$386

Total	9	$386

A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement. As mentioned, the Company considers TDRs to be impaired loans and has $491,777 in allowance for loan loss as of September 30, 2012, a direct result of these TDR’s.

The following table presents the successes and failures of the types of modifications within the previous twelve months ending September 30, 2012:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2012	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
	(dollars in thousands)
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Other Loans	—	—	15	738	—	—	2	511

Total	—	$—	15	$738	—	$—	2	$511

The Company has not committed to fund any additional disbursements for TDR’s.

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2012, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$64,319
Credit card commitments	7,922
Standby letters of credit	1,345

Total commitments	$73,586

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$35,040	$35,040	$—	$—
US Government Agencies	36,407	—	36,407	—
GSE - Mortgage-backed securities and CMO’s	49,890	—	49,890	—
State and political subdivisions	8,937	—	8,937	—

Total assets at fair value	$130,274	$35,040	$95,234	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$33,532	$33,532	$—	$—
US Gov’t	19,997	—	19,997	—
Mortgage-backed securities and CMO’s	24,263	—	24,263	—
State and political subdivisions	10,869	—	10,869	—

Total assets at fair value	$88,661	$33,532	$55,129	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,445	$—	$—	$9,445
Loans held for sale	1,025	—	1,025	—
Other real estate owned	6,011	—	—	6,011

Total assets at fair value	$16,481	$—	$1,025	$15,456

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,074	$—	$—	$7,074
Loans held for sale	1,958	—	1,958	—
Other real estate owned	1,464	—	—	1,464

Total assets at fair value	$10,496	$—	$1,958	$8,538

Total liabilities at fair value	$—	$—	$—	$—

Note 10 - Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2012 and December 31, 2011, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2012 and December 31, 2011:

	Carrying	Estimated
September 30, 2012	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$26,197	$26,197	$26,197	$—	$—
Securities available for sale	130,274	130,274	35,040	95,234	—
Loans held for investment, net	332,460	341,994	—	—	341,994
Loans held for sale	1,025	1,025	—	1,025	—
Restricted stock	2,265	2,265	2,265	—	—
Bank-owned life insurance	6,354	6,354	—	—	6,354
Mortgage servicing rights	2,404	2,512	—	—	2,512
Accrued interest receivable	1,935	1,935	—	—	1,935

FINANCIAL LIABILITIES
Deposits	$450,400	$452,034	$—	$—	$452,034
Short-term borrowings	20,635	20,635	—	20,635	—
Long-term borrowings	1,549	1,788	—	1,788	—
Junior subordinated debt	11,127	11,272	—	—	11,272
Accrued interest payable	277	277	—	—	277

	Carrying	Estimated
December 31, 2011	Value	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$28,687	$28,687
Securities available for sale	88,661	88,661
Loans held for investment, net	359,860	374,636
Loans held for sale	1,958	1,958
Restricted stock	3,289	3,289
Bank-owned life insurance	6,171	6,171
Mortgage servicing rights	2,128	2,494
Accrued interest receivable	2,084	2,084

FINANCIAL LIABILITIES
Deposits	$431,338	$430,641
Short-term borrowings	20,791	20,791
Long-term borrowings	14,106	14,611
Junior subordinated debt	11,127	11,283
Accrued interest payable	301	301

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in note 9.

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

At September 30, 2012, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 8.

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

In September 2011, the FASB issued ASU 2011-08, an update to ASC 350 “Intangibles - Goodwill and Other.” This update gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, an update to ASC 350 “Intangibles Goodwill and Other”. The amendments in the Update are intended to reduce cost and complexity by providing an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The Update also enhances consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In conducting a qualitative assessment, an entity should consider the extent to which relevant circumstances and events, both individually and in the aggregate, could have affected the significant inputs used to determine the fair value of the indefinite-lived intangible asset since the last assessment. Consideration should also be given as to whether there have been changes to the carrying amount of the indefinite-lived intangible asset when evaluating whether it is more likely than not that the indefinite-lived asset is impaired. Positive and mitigating events and circumstances that could affect its determination of whether it is more likely than not that the indefinite-lived asset is impaired should also be considered. The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this update is not expected to have a significant impact on the Company’s financial statements.

In August 2012, the FASB issued ASU 2012-03: Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. The amendments in the Update codify various amendments and corrections, and are effective upon issuance (August 27, 2012). The adoption of these changes did not have a significant impact on the Company’s financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification, related to technical corrections and improvements and conforming amendments related to fair value measurements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Certain of the amendments are subject to transition guidance, and will be effective for public entities for fiscal periods beginning after December 15, 2012. The adoption of these changes did not have a significant impact on the Company’s financial statements.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011.

During the nine months ended September 30, 2012, the Company’s total assets increased $8.0 million, from $526.9 million to $534.9 million. During the same period, loans held for investment decreased $27.4 million to $339.3 million, while, securities available for sale increased $41.6 million.

Cash and cash equivalents decreased $2.5 million, during the nine months ended September 30, 2012. Cash and due from banks decreased $721,000, while interest-earning deposits with banks decreased $1.8 million.

Investment securities increased $41.6 million to $130.3 million for the nine months ended September 30, 2012. During the first nine months of 2012, the Company purchased securities of $61.4 million. The increase from new purchases was reduced by maturities and calls of $825,000, sales of $9.0 million and normal reductions stemming from principal payments on mortgage backed securities. During the third quarter the Company purchased $35.3 million in additional securities to improve the yield on earning assets, which was funded in part from the paydowns in the loan portfolio and in part from an increase in deposits. At September 30, 2012, the Company had net unrealized gains of $3.7 million.

Loans held for investment decreased from $366.7 million to $339.3 million, a decrease of $27.4 million. Contributing to this decrease was the sale of a government guaranteed portion of a loan of approximately $4.9 million. All areas of the loan portfolio decreased during the third quarter. Commercial real estate experienced the largest decline of $8.3 million reflecting the sale of the aforementioned loan. Loans held for sale decreased 47.7% or $933,000 during the period. The allowance for loan losses was $6.9 million, at September 30, 2012, which represented 2.03% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Bank owned life insurance increased $183,000. Accrued interest receivable, prepaid assets and premises and equipment declined $149,000, $419,000 and $108,000, respectively. The Company’s restricted stock, which is required ownership in Federal Reserve Bank stock, remained at $803,000, while Federal Home Loan Bank stock decreased $239,000 to $1.5 million during the first nine months of 2012. The Company also owns $250,000 of Randolph Bank and Trust preferred stock. Management was been monitoring this stock for a period of time and during third quarter deemed it necessary to take a $50,000 impairment. Other real estate owned decreased $1.3 million. The Company sold ten properties totaling $2.0 million and had valuation write down adjustments of $988,000. These decreases were offset by the addition of ten new foreclosed properties totaling $1.6 million. Other assets increased $39,000.

Customer deposits, our primary funding source, experienced a $19.1 million increase during the nine months ended September 30, 2012, increasing from $431.3 million to $450.4 million. Demand noninterest bearing checking increased $4.3 million and interest checking and money market accounts increased $17.6 million, while savings deposits increased $4.1 million for the period. These increases were offset by declines in time deposits over $100,000 of $2.5 million and other time deposits of $4.4 million.

Total borrowings decreased $12.7 million for the period and consist of both short-term and long-term borrowed funds, primarily from the Federal Home Loan Bank. The maturity of $10.0 million in Federal Home Loan Bank advances played a major part in the decrease. At September 30, 2012, $15.0 million of the total borrowings of $33.3 million were comprised of Federal Home Loan Bank advances.

Other liabilities increased from $3.6 million at December 31, 2011 to $4.5 million at September 30, 2012, an increase of $873,000.

At September 30, 2012, total shareholders’ equity was $46.4 million, an increase of $803,000 from December 31, 2011. Net income for the period was $1.4 million. Unrealized gains and losses on investment securities, net of tax increased $230,000. Net income was offset by an increase in unearned ESOP compensation of $111,000 resulting from a net increase in the ESOP note receivable. The Company also recorded $483,750 in dividends on its series A and B preferred stock for the nine month period ended September 30, 2012. The Company, after receiving approval from the United States Department of the Treasury and the Federal Reserve Bank repurchased common stock totaling $243,000. At September 30, 2012, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $262,000 for the three months ended September 30, 2012, as compared to $255,000 for the three months ended September 30, 2011, an increase of $7,000. Net income available to common shareholders was $101,000 or $0.01 per common share for the three month period ended September 30, 2012, compared to $94,000 or $0.01 per common share for the comparative period ended September 30, 2011. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

Net Interest Income

As with most financial institutions, the primary component of earnings for our banks is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the three months ended September 30, 2012 was $4.5 million, a decrease of $334,000. During the third quarter, the decline in the volume of interest-earning assets outpaced the decline in volume of interest-bearing liabilities by $247,000. The average yield on our interest–earning assets decreased 47 basis points to 4.61%, while the average rate we paid for our interest-bearing liabilities decreased 24 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in a decrease of 23 basis points in our interest rate spread, from 3.96% in 2011 to 3.73% in 2012. Our net interest margin was 3.86% and 4.10% for the comparable periods in 2012 and 2011, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2012 and 2011:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2012	2011	2012	2011	2012	2011
Interest-earning assets:
Taxable securities	$109,611	$80,236	$520	$446	1.89%	2.21%
Nontaxable securities (1)	10,212	10,611	75	92	4.76%	5.60%
Short-term investments	16,208	11,149	29	21	0.71%	0.75%
Taxable loans	330,705	369,370	4,702	5,392	5.66%	5.81%
Non-taxable loans (1)	12,319	11,442	107	107	5.60%	6.02%

Total interest-earning assets	479,055	482,808	5,433	6,058	4.61%	5.08%

Interest-bearing liabilities:
Interest-bearing deposits	374,426	372,969	623	844	0.66%	0.90%
Short-term borrowed funds	19,509	25,878	98	89	2.00%	1.37%
Long-term debt	14,003	24,274	180	259	5.11%	4.24%

Total interest bearing liabilities	407,938	423,121	901	1,192	0.88%	1.12%

Net interest spread	$71,117	$59,687	$4,532	$4,866	3.73%	3.96%

Net interest margin (1) (% of earning assets)					3.86%	4.10%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $391,000 for the three months ending September 30, 2012 compared to $483,000 for the same period in 2011. There were net loan charge-offs of $577,000 for the three months ended September 30, 2012, as compared with net loan charge-offs of $90,000 during the same period of 2011. Refer to the Asset Quality discussion on page 31 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income increased $581,000 for the three month period ending September 30, 2012 as compared to the same period in 2011. The Company did not realize any gains or losses on the sale of investment securities during the three months ended September 30, 2012 or 2011. Income from mortgage loan sales increased $695,000 from $407,000 for the quarter ended September 30, 2011 to $1.1 million for the same period in 2012. Service charges on deposit accounts produced revenue of $450,000, a decrease of $26,000 for the three months ended September 30, 2012. The primary factor leading to this decrease was a decrease in non-sufficient funds or NSF fees for the comparable periods. Other service fees and commissions experienced a 9.49% decrease for the comparable three month period, primarily related to a reduction in the write-down of servicing assets due to the refinancing of mortgage loans.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2012 was $6.2 million compared to $5.9 million for the same period of 2011, an increase of $272,000. Salaries and employee benefits, the largest component of noninterest expense, increased $144,000 for the quarter ending September 30, 2012. Foreclosed real estate expense increased $192,000 while professional fees and service fees decreased $119,000 for the three months ending September 30, 2012. The major factor related to the increase in foreclosed real estate expense was write downs on properties held in other real estate owned. These write downs were attributed to updated appraisals and the lowering of list prices in the third quarter of 2012 totaling $461,000 compared to no write downs for the same period in 2011. The decrease in other professional fees and services was directly related to reimbursement of prior period legal fees totaling $93,000 that was related to a reimbursement for legal services under the Company’s employment practices liability insurance policy. Other noninterest expense increased $38,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Postage	$44	$50
Telephone and data lines	41	40
Loan collection expense	81	68
Shareholder relations expense	51	57
Dues and subscriptions	39	35
Other	376	344

Total	$632	$594

Income Tax Expense

The Company had income tax expense of $109,000 for the three months ended September 30, 2012 compared to income tax expense of $49,000 in the 2011 period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011.

Net Income and Net Income Available to Common Shareholders

The Company reported net income of $1.4 million for the nine months ended September 30, 2012, as compared to $1.2 for the nine months ended September 30, 2011, an increase of $190,000. Net income available to common shareholders was $879,000 or $0.12 per common share during the nine month period ending September 30, 2012, compared to $689,000 or $0.09 per common share for the comparative 2011 period. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008.

Net Interest Income

Net interest income for the nine months ended September 30, 2012 was $13.7 million as compared with $14.3 million during the nine months ended September 30, 2011, resulting in a decrease of $579,000. During the nine months ending September 30, 2012, the decline in the volume of interest-earning assets outpaced the decline in growth of our interest-bearing liabilities by $880,000. The average yield on our interest–earning assets decreased 27 basis points to 4.76%, while the average rate we paid for our interest-bearing liabilities decreased 23 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of four basis points in our interest rate spread to 3.83% for the first nine months of 2012, compared to 3.87% for the first nine months of 2011. Our net interest margin was 3.97% and 4.01% for the comparable nine month periods in 2012 and 2011, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a strong interest margin while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2012 and 2011:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2012	2011	2012	2011	2012	2011
Interest-earning assets:
Taxable securities	$85,607	$80,317	$1,201	$1,391	1.87%	2.31%
Nontaxable securities(1)	9,966	10,593	254	278	5.55%	5.72%
Short-term investments	24,717	12,054	101	39	0.55%	0.43%
Taxable loans	340,693	374,484	14,629	15,989	5.74%	5.70%
Non-taxable loans(1)	12,489	9,501	328	269	5.70%	6.16%

Total interest-earning assets	473,472	486,949	16,513	17,966	4.76%	5.03%

Interest-bearing liabilities:
Interest-bearing deposits	369,210	374,564	1,948	2,618	0.70%	0.93%
Short-term borrowed funds	18,078	24,254	253	271	1.87%	1.49%
Long-term debt	18,389	26,503	621	807	4.51%	4.07%

Total interest bearing liabilities	405,677	425,321	2,822	3,696	0.93%	1.16%

Net interest spread	$67,795	$61,628	$13,692	$14,270	3.83%	3.87%

Net interest margin(1) (% of earning assets)					3.97%	4.01%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $1.1 million for the nine months ending September 30, 2012 compared to $2.0 million for the same period in 2011. There were net loan charge-offs of $1.0 million for the nine months ended September 30, 2012 as compared with net loan charge-offs of $3.4 million during the same period of 2011. Refer to the Asset Quality discussion on page 31 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $560,000 for the nine month period ending September 30, 2012 as compared to the same period in 2011. Income from mortgage loan sales increased $1.5 million from $1.1 million for the nine months ended September 30, 2011 to $2.6 million for the same period in 2012. Mortgage loan rates continued to decline during 2012 allowing customers to refinance again at even lower rates. Service charges on deposit accounts produced earnings of $1.3 million for the nine months ended September 30, 2012, a decrease of $51,000 from the comparative period in 2011. The primary contributing factor is a decrease in NSF fees due in large part to changes in the regulatory governance. Other service fees and commissions experienced a 9.78% decrease for the comparable nine month period. This is related to acceleration in the write-down of servicing assets due to the refinancing of mortgage loans. The Company realized a gain on the aforementioned government guaranteed loan in the amount of $276,000. The Company also realized gains on the sale of investments in the amount of $16,000 in the first nine months of 2012, as compared to realized gains of $933,000 for the same period in 2011.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2012, was $17.5 million compared to $17.0 million for the same period of 2011; an increase of $555,000. Salaries and employee benefits, the largest component of noninterest expense, increased $312,000 to $9.5 million for the period ending September 30, 2012. Net occupancy and equipment expense had a combined decrease of $48,000. Professional fees and services decreased $693,000. Foreclosed real estate expense increased $877,000. The major factor related to the increase in foreclosed real estate expense was write downs on properties held in other real estate owned. These write downs were attributed to updated appraisals and the lowering of list prices during the first nine months of 2012 totaling $988,000 compared to no write downs for the same period in 2011. The decrease in other professional fees and services was directly related to reimbursement of prior period legal fees totaling $360,000. Of this amount, $270,000 was related to a reimbursement for legal services under the Company’s employment practices liability insurance policy and $90,000 associated with a previous closed government guaranteed loan. Other noninterest expense increased $71,000 for the comparable nine month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Postage	$148	$148
Telephone and data lines	130	133
Loan collection expense	225	214
Shareholder relations expense	129	136
Dues and subscriptions	128	137
Other	1,068	989

Total	$1,828	$1,757

Income Tax Expense

The Company had income tax expense of $561,000 for the nine months ended September 30, 2012 resulting in an effective tax rate of 29.16%, compared to income tax expense of $407,000 and an effective rate of 25.76% in the 2011 period.

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

The provision for loan losses was $1.1 million for the nine month period ended September 30, 2012 as compared to $2.0 million for the same period in 2011. At September 30, 2012, the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $32.5 million compared to $33.1 million at December 31, 2011, an decrease of $631,000. Total nonaccrual loans, which are a component of impaired loans, increased from $7.9 million at December 31, 2011 to $8.6 million at September 30, 2012. The Company had net loan charge-offs for the first nine months of 2012 of $1.0 million compared to net loan charge-offs of $3.4 million for the same period in 2011.

The allowance expressed as a percentage of gross loans held for investment increased 17 basis points from 1.86% at December 31, 2011 to 2.03% at September 30, 2012. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.27% at December 31, 2011 and 1.37% at September 30, 2012; while the individually evaluated allowance as a percentage of individually evaluated loans increased from 7.81% to 8.22%, an increase of 41 basis points.

Our allowance for loan loss model captures not only the mean loss of individual loans but also the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by call codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple Macro-Economic factors make up the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations. The Company also has a section within the model to account for other qualitative and/or environmental factors. During the second quarter of 2012, the Company completed an extensive review of its home equity portfolio that resulted in an additional $179,000 being added in the qualitative section of the model. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 2.14% at December 31, 2011, to 2.54% at September 30, 2012. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at September 30, 2012 totaled $5.7 million and $6.0 million at December 31, 2011 and are included in impaired loans.

The following nonperforming loan table shows the comparison of September 30, 2012 to December 31, 2011:

Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2012	2011
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	8,617	7,862
Other real estate owned	8,947	10,258

Total nonperforming assets	$17,564	$18,120

Allowance for loan losses	$6,883	$6,815
Nonperforming loans to total loans	2.54%	2.14%
Allowance for loan losses to total loans	2.03%	1.86%
Nonperforming assets to total assets	3.28%	3.44%
Allowance for loan losses to nonperforming loans	79.88%	86.88%

During the first nine months of 2012, the Company had a net decrease of $1.3 million in other real estate owned. The decrease was due to the sale of ten pieces of property totaling $2.0 million and valuation write downs of $988,000. These decreases were offset by the addition of ten pieces of property totaling $1.6 million.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources, in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $23.8 million at September 30, 2012, with available credit of $23.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $27.2 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $25.0 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $33.3 million at September 30, 2012, compared to $46.0 million at December 31, 2011.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier 1 leverage ratio of 4 percent. Banks are considered “well capitalized” by regulatory standards when they meet or exceed a Tier 1 risk-based capital ratio of 6 percent, a total risked-based capital ratio of 10 percent and a leverage ratio of 5 percent. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. At September 30, 2012, the Company had $11.1 million in subordinated debt and $10.0 million in preferred stock issued to the United States Department of the Treasury and has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2012. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2012.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
July 1, 2012 Through July 31, 2012	—	$—	—	$—
August 1, 2012 Through August 31, 2012	6,250	$3.20	—	$—
September 1, 2012 Through September 30, 2012	38,653	$4.00	—	$—

Total	44,903	$3.89	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or to pay a cash dividend.

(2)	On June 26, 2012 the Board of Directors of Uwharrie Capital Corp, after receiving approval from the United States Department of Treasury and the Federal Reserve Bank, its primary regulator, approved the repurchase of up to $400,000 of outstanding common stock. On August 16, 2012, 6,250 shares were repurchased for $20,000. On September 29, 2012, 38,653 shares were repurchased for $154,612. As of September 30, 2012, there was $156,773 for repurchase under the approved plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

4	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.7	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.8	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner, and Jimmy L. Strayhorn (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 14, 2012	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Robert O. Bratton
Robert O. Bratton
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

4.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

5	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.9	Incentive Stock Option Plan, as amended (1)

10.10	Employee Stock Ownership Plan and Trust (2)

10.11	2006 Incentive Stock Option Plan (3)

10.12	2006 Employee Stock Purchase Plan (3)

10.13	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.14	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.15	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.16	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner, and Jimmy L. Strayhorn (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.