Form 10-K
period 2012-12-31
UWHARRIE CAPITAL CORP
filed 2013-03-28
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $27,373,761

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,502,496 shares of common stock outstanding as of March 18, 2013

Documents Incorporated by Reference.

Portions of the Registrant’s 2012 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 and (ii) the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2012

Proxy	Proxy Statement for the 2013 Annual Meeting of Shareholders

10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2012

Document
Part I

Item 1.	Business	10-K
Item 1A.	Risk Factors	10-K
Item 1B.	Unresolved Staff Comments	10-K
Item 2.	Properties	10-K
Item 3.	Legal Proceedings	10-K
Item 4.	Mine Safety Disclosures	10-K

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10-K
Item 6.	Selected Financial Data	AR
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	AR
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	10-K
Item 8.	Financial Statements and Supplementary Data	AR
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10-K
Item 9A.	Controls and Procedures	10-K
Item 9B.	Other Information	10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	Proxy
Item 11.	Executive Compensation	Proxy
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy
Item 13.	Certain Relationships and Related Transactions, and Director Independence	Proxy
Item 14.	Principal Accountant Fees and Services	Proxy

Part IV

Item 15.	Exhibits and Financial Statement Schedules	10-K

PART I

Item 1.	Business

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

At December 31, 2012 the Company and related subsidiaries had 151 full-time and 30 part-time employees.

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

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. Stanly provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. Stanly’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. Stanly also offers internet and mobile banking, 24-hour telephone banking, and issues Visa® check cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at five branches of Stanly and at most automated teller machines of other banks linked to the STAR® or CIRRUS® networks. Stanly is licensed to offer MasterCard® credit cards. Stanly does not provide the services of a trust department.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from the Banks or from funds held at the holding company from prior capital offerings. At present, our only material source of income is dividends paid by the Banks and interest earned on any investment securities we hold. We must pay all of our operating expenses from funds we receive from the Banks. Therefore, shareholders may receive dividends from the company only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Banks to us will likely be limited to amounts needed to pay any separate expenses of the company and/or to make required payments on our debt obligations, including the interest payments on our junior subordinated debt.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the bank, the company, and any subsidiary of the company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tying arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

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

For additional information about this transaction and the Company’s participation in the Capital Purchase Program, please see Note 15 to the Company’s audited consolidated financial statements included with the annual report to shareholders and the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2008.

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

North Carolina Banking Law Modernization Act. On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernizes North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. On March 4, 2013, a bill was filed for consideration by the North Carolina General Assembly to make certain technical corrections and clarifications to Chapter 53C. The Banking Law Modernization Act applies to Bank of Stanly and Cabarrus Bank and Trust Company, but not Anson Bank & Trust Co, which is chartered as a North Carolina savings bank.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. The Dodd-Frank Act included, among other things:

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

•

a permanent increase of FDIC deposit insurance to $250,000 per deposit category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•

amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule in early 2011 which requires a “banking entity,” a term that is defined to include bank holding companies like the Company, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. In late 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed in early 2012. The proposed rules are highly complex and many aspects of their application remain uncertain. Due to the complexity of the new rules, the challenges of agency coordination, and the volume of public comments received, implementation of the Volcker Rule has been delayed. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. However, until a final rule is adopted, the precise impact of the Volcker Rule on the Company cannot be determined.

A number of other provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Banks elected to opt out of the Debt Guarantee Program. The Banks elected to participate in the TAG Program and as a result, a material increase in deposit insurance premiums is not currently anticipated. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010. It was subsequently extended again through December 31, 2010. The Banks elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts, and Interests’ on Lawyers Trust Accounts (“IOLTA”) accounts, from December 31, 2010 through December 31, 2012. On January 1, 2013, funds in a non-interest bearing account, including in an IOLTA account, were no longer eligible for unlimited deposit insurance coverage. These funds will now be insured to the maximum of $250,000 for each ownership category.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off- balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2012, Stanly was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 13.81% and 15.07% respectively. As of December 31, 2012, Anson was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 17.78% and 19.05% respectively. As of December 31, 2012 Cabarrus was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 14.20% and 15.45% respectively.

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

In June 2012, the federal bank regulatory agencies jointly issued three proposed rules that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). While the regulatory agencies had initially proposed an effective date of January 1, 2013 for the new rules, the agencies have since confirmed that the implementation will be delayed as a result of the many industry participants, including community banks, that expressed concern over the impact of the proposed rules. When and if the proposed rules become effective, they would, among other things: revise the definition of regulatory capital components and related calculations, add a new common equity Tier 1 capital ratio, and increase the minimum Tier 1 Capital Ratio requirement from 4% to 6% percent. If the proposed rules are implemented as written, the amount of capital that the Bank would be required to hold would likely increase.

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

Reserves. Pursuant to regulations of the FRB, the Bank must maintain average daily reserves equal to 3% on transaction accounts of $12.4 million up to $79.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of December 31, 2012, the Banks met their reserve requirements.

The Banks are also subject to the reserve requirements under North Carolina law, which requires law requires state nonmember banks to maintain, at all times, a reserve fund in an amount set by the Commissioner.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. The Banks maintain their liquidity positions under policy guidelines based on liquid assets in relationship to deposits and short-term borrowings. Based on its policy calculation guidelines.

Dividend Restrictions. Under FDIC regulations, each of the Banks is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The FDIC and the Commissioner have the power to further restrict the payment of dividends by the Bank.

Limits on Loans to One Borrower. The Banks generally are subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of the unimpaired capital of each Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 10% of the unimpaired capital fund of the Bank.

Transactions with Related Parties. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity which controls, is controlled by or is under common control with the state member bank. In a holding company context, the parent holding company of a state member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution or state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Directors, Executive Officers and Principal Stockholders. State member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the applicable regulations thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state nonmember bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (or any loans aggregating $500,000 or more). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

State member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires approval by the board of directors of a depository institution for such extensions of credit and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Restrictions on Certain Activities. State chartered member banks with deposits insured by the FDIC are generally prohibited from engaging in equity investments that are not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State chartered banks are also prohibited from engaging as a principal in any type of activity that is not permissible for a national bank and, subject to certain exceptions, subsidiaries of state chartered FDIC-insured banks may not engage as a principal in any type of activity that is not permissible for a subsidiary of a national bank, unless in either case, the FDIC determines that the activity would pose no significant risk to the DIF and the bank is, and continues to be, in compliance with applicable capital standards.

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

Stanly’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. A portion of the Main Office facility leased since it opened in 1984 was purchased in 2009. Its administrative and executive offices occupy an adjoining building, purchased in 1991. Stanly owns a commercial building which houses some of its operation offices and a parking lot adjacent to its Main Office. Stanly also acquired a commercial building in downtown Albemarle in December 2001 that is held for future expansion. Stanly acquired a lot in Montgomery County in 2003 that is held as a potential ATM site. During 2009 Stanly acquired property in downtown Albemarle for future expansion.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended December 31, 2012.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
October 1, 2012 Through October 31, 2012	—	$—	—	$—
November 1, 2012 Through November 31, 2012	—	$—	—	$—
December 1, 2012 Through December 31, 2012	20,406	$3.00	—	$—

Total	20,406	$3.00	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or to pay a cash dividend.

(2)	On June 26, 2012 the Board of Directors of Uwharrie Capital Corp, after receiving approval from the United States Department of Treasury and the Federal Reserve Bank, its primary regulator, approved the repurchase of up to $400,000 of outstanding common stock. On August 16, 2012, 6,250 shares were repurchased for $20,000. On September 29, 2012, 38,653 shares were repurchased for $154,612. On December 20, 2012, 20,406 shares were repurchased for $61,218. As of December 31, 2012, there was $95,555 for repurchase under the approved plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2012.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Date: March 28, 2013	/s/ Roger L. Dick
Roger L. Dick
Chief Executive Officer

Date: March 28, 2013	/s/ R. David Beaver, III
R. David Beaver, III
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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to pages 6-23 of the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to pages 22-28 of the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to pages 3-5 of the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

The following table sets forth certain equity compensation plan information at December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	92,491	$5.34	258,205

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	92,491	$5.34	258,205

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to pages 18 and 28 of the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to pages 30-32 of the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2012, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

Report of independent registered public accounting firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

4(e)	Form of Security Holders Agreement ********

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey and Christy D. Stoner ******

13	2012 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders****

99(b)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99(c)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.
*******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
********	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011

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

/s/ Roger L. Dick	March 28, 2013
Roger L. Dick
Chief Executive Officer

/s/ R. David Beaver, III	March 28, 2013
R. David Beaver, III, Principal Financial Officer

/s/ W. Stephen Aldridge, III	March 28, 2013
W. Stephen Aldridge, III, Director

/s/ Joe S, Brooks	March 28, 2013
Joe S. Brooks, Director

/s/ Ronald T. Burleson	March 28, 2013
Ronald T. Burleson, Director

/s/ Bill C. Burnside	March 28, 2013
Bill C. Burnside, DDS, Director

March 28, 2013
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne	March 28, 2013
Thomas M. Hearne, Jr., Director

/s/ Charles D. Horne	March 28, 2013
Charles D. Horne, Director

/s/ W. Kenneth Huntley	March 28, 2013
W. Kenneth Huntley, Director

/s/ Joseph R. Kluttz, Jr.	March 28, 2013
Joseph R. Kluttz, Jr., Director

/s/ Lee Roy Lookabill, Jr.	March 28, 2013
Lee Roy Lookabill, Jr., Director

/s/ W. Chester Lowder	March 28, 2013
W. Chester Lowder, Director

/s/ Barry S. Moose	March 28, 2013
Barry S. Moose, Director

/s/ Cynthia L. Mynatt	March 28, 2013
Cynthia L. Mynatt, Director

/s/ Timothy J. Propst	March 28, 2013
Timothy J. Propst, Director

/s/ Susan J. Rourke	March 28, 2013
Susan J. Rourke, Director

/s/ Donald P. Scarborough	March 28, 2013
Donald P. Scarborough, Director

/s/ S. Todd Swaringen	March 28, 2013
S. Todd Swaringen, Director

/s/ Edward B. Tyson	March 28, 2013
Edward B. Tyson, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Warrant dated December 23, 2008 for purchase of share of Series B Preferred stock*****

4(e)	Form of Security Holders Agreement ********

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury*****

10(f)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(g)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey and Christy D. Stoner******

13	2012 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders****

99(b)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

99(c)	Certificate pursuant to Emergency Economic Stabilization Act of 2008, as amended (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.
*******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
********	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.