Form 10-Q
period 2013-03-31
UWHARRIE CAPITAL CORP
filed 2013-05-13
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,484,771 shares of common stock outstanding as of May 6, 2013.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

	March 31, 2013 (Unaudited)	December 31, 2012*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,350	$8,877
Interest-earning deposits with banks	65,112	72,851
Securities available for sale, at fair value	112,070	91,638
Loans held for sale	1,045	5,373
Loans:
Loans held for investment	323,764	329,183
Less allowance for loan losses	(5,973)	(6,801)

Net loans held for investment	317,791	322,382

Premises and equipment, net	14,150	14,952
Interest receivable	1,646	1,753
Restricted stock	1,938	2,265
Bank owned life insurance	6,426	6,394
Other real estate owned	10,922	8,713
Prepaid assets	598	635
Other assets	7,873	9,174

Total assets	$546,921	$545,007

LIABILITIES
Deposits:
Demand noninterest-bearing	$72,237	$70,347
Interest checking and money market accounts	220,744	211,066
Savings deposits	45,639	43,336
Time deposits, $100,000 and over	50,534	53,449
Other time deposits	75,321	79,414

Total deposits	464,475	457,612

Short-term borrowed funds	12,127	18,690
Long-term debt	12,671	12,673
Interest payable	262	270
Other liabilities	12,681	11,449

Total liabilities	502,216	500,694

Redeemable common stock held by the Employee Stock Ownership Plan (ESOP)	1,639	1,584
Off balance sheet items, commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
2,258 and 10,000 shares of series A issued and outstanding;	2,258	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(75)	(100)
Common stock, $1.25 par value: 20,000,000 shares issued authorized; shares issued and outstanding 7,484,771 and 7,502,496 shares, respectively	9,356	9,378
Additional paid-in capital	12,103	12,201
Unearned ESOP compensation	(851)	(875)
Undivided profits	10,637	10,138
Accumulated other comprehensive income	1,396	1,487

Total Uwharrie Capital shareholders’ equity	35,324	42,729
Noncontrolling interest	7,742	—

Total shareholders’ equity	43,066	42,729

Total liabilities and shareholders’ equity	$546,921	$545,007

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,427	$5,207
Investment securities
US Treasury	93	147
US Government agencies and corporations	179	189
State and political subdivisions	66	91
Interest-earning deposits with banks and federal funds sold	55	32

Total Interest income	4,820	5,666

Interest Expense
Interest checking and money market accounts	116	151
Savings deposits	42	52
Time deposits, $100,000 and over	174	215
Other time deposits	213	264
Short-term borrowed funds	80	74
Long-term debt	171	242

Total interest expense	796	998

Net interest income	4,024	4,668
Provision for (recovery of) loan losses	(369)	340

Net interest income after provision (recovery of) for loan losses	4,393	4,328

Noninterest Income
Service charges on deposit accounts	405	432
Other service fees and commissions	793	730
Gain on sale of securities (includes reclassification of $14 from accumulated other comprehensive income)	14	—
Gain on sale of other assets	247	271
Income from mortgage loan sales	840	809
Other income	115	120

Total noninterest income	2,414	2,362

Noninterest Expense
Salaries and employee benefits	3,092	3,106
Net occupancy expense	274	285
Equipment expense	168	188
Data processing costs	200	211
Office supplies and printing	63	71
Foreclosed real estate expense	175	468
Professional fees and services	238	45
Marketing and donations	173	186
Electronic banking expense	222	229
Software amortization and maintenance	144	142
FDIC insurance	171	174
Other noninterest expense	709	661

Total noninterest expenses	5,629	5,766

Income before income taxes	1,178	924
Income taxes (includes reclassification of $5 from accumulated other comprehensive income)	415	224

Net income	$763	$700

Consolidated net income	$763	$700
Less: Net Income attributable to noncontrolling interest	(103)	—

Net income attributable to Uwharrie Capital	660	700
Dividends – preferred stock	(161)	(161)

Net income available to common shareholders	$499	$539

Net income per common share
Basic	$0.07	$0.07
Diluted	0.07	0.07
Weighted average common shares outstanding
Basic	7,307,912	7,438,137
Diluted	7,307,912	7,438,137

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net Income	$763	$700

Unrealized gain (loss) on available for sale securities	(124)	(414)
Related tax effect	42	139
Reclassification of (gain) loss recognized in net income	(14)	—
Related tax effect	5	—

Total other comprehensive income (loss)	(91)	(275)

Comprehensive income	672	425

Less: Comprehensive income attributable to noncontrolling interest	(103)	—

Comprehensive income attributable to Uwharrie Capital	$569	$425

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Non- controlling Interest	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	7,502,496	$10,000	$500	$(100)	$—	$9,378	$12,201	$(875)	$10,138	$1,487	$42,729
Net Income	—	—	—	—	103	—	—	—	660	—	763
Repurchase of common stock	(17,725)	—	—	—	—	(22)	(30)	—	—	—	(52)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(91)	(91)
Release of ESOP shares	—	—	—	—	—	—	(13)	24	—	—	11
Increase in ESOP notes receivable	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	—
Reclass to mezzanine capital	—	—	—	—	—	—	(55)	—	—	—	(55)
Repayment of preferred stock series A	—	(7,742)	—	—	—	—	—	—	—	—	(7,742)
Issuance of preferred stock series B by (noncontrolling interest)	—	—	—	—	7,855	—	—	—	—	—	7,855
Record costs of series B preferred stock (noncontrolling interest)	—	—	—	—	(113)	—	—	—	—	—	(113)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	(103)	—	—	—	—	—	(103)
Record preferred stock dividend and discount accretion	—	—	—	25	—	—	—	—	(161)	—	(136)

Balance, March 31, 2013	7,484,771	$2,258	$500	$(75)	$7,742	$9,356	$12,103	$(851)	$10,637	$1,396	$43,066

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Cash flows from operating activities
Net income	$763	$700
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation	236	237
Net amortization of security premiums/discounts	430	278
Net amortization of mortgage servicing rights	237	249
Impairment of foreclosed real estate	30	352
Provision for (recovery of) loan losses	(369)	340
Stock compensation	—	1
Net realized (gain) loss on sales / calls available for sales securities	(14)	—
Income from mortgage loan sales	(840)	(809)
Proceeds from sales of loans held for sale	31,214	27,946
Origination of loans held for sale	(26,046)	(27,202)
(Gain) loss on sale of premises, equipment and other assets	(229)	(276)
Increase in cash surrender value of life insurance	(32)	(59)
(Gain) loss on sales of foreclosed real estate	(18)	5
Release of ESOP shares	11	10
Net change in interest receivable	107	257
Net change in other assets	1,415	(3,146)
Net change in interest payable	(8)	(12)
Net change in other liabilities	866	(656)

Net cash provided by (used in) operating activities	7,753	(1,785)

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	4,748	3,420
Purchase of securities available for sale	(25,734)	—
Net decrease in loans	2,721	9,124
Proceeds from sales of premises, equipment and other assets	949	—
Purchase of premises and equipment	(154)	(206)
Proceeds from sales of foreclosed real estate	18	1,116
Investment in other assets	(267)	(272)
Net decrease in restricted stock	327	—

Net cash provided by (used in) investing activities	(17,392)	13,182

Cash flows from financing activities
Net increase in deposit accounts	6,863	2,762
Net decrease in short-term borrowed funds	(6,563)	(4,659)
Net decrease in long-term debt	(2)	(6,052)
Proceeds from preferred stock series B issued by subsidiaries	366	—
Repurchase of common stock	(52)	—
Dividends on preferred stock	(136)	(136)
Dividend on noncontrolling interest	(103)	—

Net cash provided by (used in) in financing activities	373	(8,085)

Increase (decrease) in cash and cash equivalents	(9,266)	3,312
Cash and cash equivalents, beginning of period	81,728	28,687

Cash and cash equivalents, end of period	$72,462	$31,999

Supplemental Disclosures of Cash Flow Information
Interest paid	$804	$1,010
Income taxes paid	280	—
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(91)	$(275)
Loans transferred to foreclosed real estate	2,239	714
Company financed sales of other real estate owned	—	—
Net change in ESOP liability	55	—
Funds moved from escrow liability to noncontrolling interest, subsidiary issued series B preferred stock net of cost	7,376	—
Redemption of preferred stock series A to other liabilities	(7,742)	—

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2012 Annual Report on Form 10-K. This Quarterly Report should be read in conjunction with such Annual Report.

Note 2 – Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other accumulated comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of accumulated other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale. The following table presents the changes in accumulated other comprehensive income for the three months ending March 31, 2013:

Unrealized holding gains On available-for-sale Securities (net)
(dollars in thousands)
Beginning balance	$1,487
Other comprehensive income before reclassifications, net of $43,000 tax effect	(82)
Amounts reclassified from accumulated other comprehensive income, net of $5,000 tax effect	(9)

Net current-period other comprehensive loss	(91)

Ending Balance	$1,396

Note 3 – Noncontrolling Interest

During the third quarter of 2012, each of the Company’s subsidiary banks began a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series B to be issued by each subsidiary bank. The preferred stock will qualify as Tier 1 capital at each bank and will pay dividends at a rate of 5.30%. The preferred stock has no voting rights. The sale ended on December 31, 2012 with Stanly raising $4.5 million, Anson raising $1.5 million and Cabarrus raising $1.9 million in new capital less total issuance costs of $113,000. These funds were held in an escrow account at December 31, 2012 and the new preferred stock was issued in January 2013. The total net amount is $7.7 million at the subsidiary bank level which consolidates up to the Company and is presented as noncontrolling interest in the consolidated balance sheet. Dividends declared on this preferred stock are presented as earnings allocated to noncontrolling interest in the consolidated statement of income.

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three months ended March 31, 2013, the Company’s 92,491 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. The Company had 122,341 stock options outstanding at March 31, 2012, and they did not have a dilutive effect.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended March 31,
	2013	2012
Weighted average number of common shares outstanding	7,502,496	7,593,929
Effect of unreleased ESOP shares	(194,584)	(155,792)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,307,912	7,438,137
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,307,912	7,438,137

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$23,607	$868	$5	$24,470
U.S. Government agencies	31,616	417	31	32,002
GSE – Mortgage-backed securities and CMO’s	47,087	390	107	47,370
State and political subdivisions	7,611	617	—	8,228

Total securities available for sale	$109,921	$2,292	$143	$112,070

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$18,731	$846	$1	$19,576
U.S. Government agencies	21,689	485	—	22,174
GSE – Mortgage-backed securities and CMO’s	40,766	379	123	41,022
State and political subdivisions	8,165	701	—	8,866

Total securities available for sale	$89,351	$2,411	$124	$91,638

At both March 31, 2013 and December 31, 2012, the Company owned Federal Reserve stock reported at cost of $793,800 and $802,850, respectively that is included in other assets. Also at March 31, 2013 and December 31, 2012, the Company owned Federal Home Loan Bank Stock (FHLB) of $1.1 million and $1.5 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings, with these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2013.

Results from sales of securities available for sale for the three month period ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Gross proceeds from sales	$426	$—

Gross realized gains from sales	$14	$—
Gross realized losses from sales	—	—

Net realized gains	$14	$—

At March 31, 2013 and December 31, 2012 securities available for sale with a carrying amount of $53.3 million and $48.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At March 31, 2013, the unrealized losses related to one United States Treasury note, three government agency bonds and six mortgage backed securities. At December 31, 2012, the unrealized losses related to one United States Treasury note and seven mortgage backed securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$2,483	$5	$—	$—	$2,483	$5
U.S. Gov’t agencies	9,976	31	—	—	9,976	31
Mortgage-backed securities and CMO’s	12,185	107	—	—	12,185	107
State and political subdivisions	—	—	—	—	—	—

	$24,644	$143	$—	$—	$24,644	$143

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$2,485	$1	$—	$—	$2,485	$1
U.S. Gov’t agencies	—	—	—	—	—	—
Mortgage-backed securities and CMO’s	21,355	123	—	—	21,355	123
State and political subdivisions	—	—	—	—	—	—

	$23,840	$124	$—	$—	$23,840	$124

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. At March 31, 2013, the Company had no intent to sell and not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2013 by remaining contractual maturity are as follows:

	March 31, 2013
	Amortized Cost	Estimated Fair Value	Book Yield (1)
Securities available for sale
U. S. Treasury
Due after one but within five years	16,198	17,005	1.91%
Due after five but within ten years	7,409	7,465	1.27%

	23,607	24,470	1.71%

U.S. Government agencies
Due within twelve months	5,005	5,105	2.27%
Due after one but within five years	13,886	14,183	1.54%
Due after five but within ten years	12,725	12,714	0.98%

	31,616	32,002	1.43%

Mortgage-backed securities
Due after one but within five years	2,833	2,809	1.31%
Due after five but within ten years	5,914	6,067	1.84%
Due after ten years	38,340	38,494	1.70%

	47,087	47,370	1.70%

State and political subdivisions
Due within twelve months	225	225	2.73%
Due after one but within five years	1,144	1,200	3.47%
Due after five but within ten years	4,743	5,187	3.10%
Due after ten years	1,499	1,616	4.12%

	7,611	8,228	3.35%

Total Securities available for sale
Due within twelve months	5,230	5,330	2.29%
Due after one but within five years	34,061	35,197	1.76%
Due after five but within ten years	30,791	31,433	1.55%
Due after ten years	39,839	40,110	1.80%

	$109,921	$112,070	1.74%

1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax- equivalent basis, assuming a 38.55% tax rate.

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Commercial
Commercial	$44,640	$41,390
Real estate – commercial	102,541	103,304
Other real estate construction loans	22,002	25,052
Noncommercial
Real estate 1-4 family construction	3,333	3,080
Real estate – residential	91,509	93,927
Home equity	47,252	48,517
Consumer loans	11,625	12,986
Other loans	745	802

	323,647	329,078
Less:
Allowance for loan losses	(5,973)	(6,801)
Deferred loan (fees) costs, net	117	105

Loans held for investment, net	$317,791	$322,382

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three months ended March 31, 2013 and 2012, respectively:

Commercial	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Balance, beginning of period	$2,791	$2,904
Provision (recovery) charged to operations	(268)	190
Charge-offs	(271)	(312)
Recoveries	5	41

Net (charge-offs)	(266)	(271)
Balance at end of period	$2,257	$2,823

Non-Commercial	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Balance, beginning of period	$4,010	$3,911
Provision (recovery) charged to operations	(101)	150
Charge-offs	(224)	(122)
Recoveries	31	12

Net (charge-offs)	(193)	(110)
Balance at end of period	$3,716	$3,951

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2013 and December 31, 2012:

	Individually Evaluated		Collectively Evaluated		Total
March 31, 2013	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$1,125	$11,359	$1,132	$157,824	$2,257	$169,183
Non-Commercial	1,507	10,277	2,209	144,304	3,716	154,581

Total	$2,632	$21,636	$3,341	$302,128	$5,973	$323,764

	Individually Evaluated		Collectively Evaluated		Total
December 31, 2012	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$1,428	$14,979	$1,363	$154,767	$2,791	$169,746
Non-Commercial	1,606	11,128	2,404	148,309	4,010	159,437

Total	$3,034	$26,107	$3,767	$303,076	$6,801	$329,183

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2013	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$—	$579	$579	$44,061	$44,640	$—
Real estate – commercial	84	3,474	3,558	98,983	102,541	—
Other real estate construction	117	1,599	1,716	20,286	22,002	—
Real estate 1-4 family construction	—	—	—	3,333	3,333	—
Real estate – residential	1,169	1,644	2,813	88,813	91,626	—
Home equity	281	620	901	46,351	47,252	—
Consumer loans	32	—	32	11,593	11,625	—
Other loans	17	1	18	727	745	—

Total	$1,700	$7,917	$9,617	$314,147	$323,764	$—

December 31, 2012	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$98	$437	$535	$40,855	$41,390	$—
Real estate – commercial	708	3,032	3,740	99,564	103,304	—
Other real estate construction	12	2,945	2,957	22,095	25,052	—
Real estate construction	—	—	—	3,080	3,080	—
Real estate – residential	1,309	2,507	3,816	90,216	94,032	—
Home equity	162	558	720	47,797	48,517	—
Consumer loan	218	1	219	12,767	12,986	—
Other loans	—	—	—	822	822	—

Total	$2,507	$9,480	$11,987	$317,196	$329,183	$—

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

The composition of nonaccrual loans by class as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Commercial	$579	$437
Real estate – commercial	3,474	3,032
Other real estate construction	1,599	2,945
Real estate 1-4 family construction	—	—
Real estate – residential	1,644	2,507
Home equity	620	558
Consumer loans	—	1
Other loans	1	—

	$7,917	$9,480

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2013 and December 31 2012:

March 31, 2013	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$43,137	$710	$793	$—	$44,640
Real estate – commercial	85,390	9,526	7,625	—	102,541
Other real estate construction	19,000	818	2,184	—	22,002
Real estate 1-4 family construction	3,326	7	—	—	3,333
Real estate – residential	73,641	12,851	5,134	—	91,626
Home equity	45,064	1,172	1,016	—	47,252
Consumer loans	11,002	523	100	—	11,625
Other loans	745	—	—	—	745

Total	$281,305	$25,607	$16,852	$—	$323,764

December 31, 2012	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$39,800	$836	$754	$—	$41,390
Real estate – commercial	84,748	9,337	9,219	—	103,304
Other real estate construction	20,684	577	3,477	314	25,052
Real estate 1-4 family construction	3,080	—	—	—	3,080
Real estate – residential	78,114	9,728	6,189	—	94,031
Home equity	46,591	914	1,013	—	48,518
Consumer loans	12,360	512	114	—	12,986
Other loans	822	—	—	—	822

Total	$286,199	$21,904	$20,766	$314	$329,183

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2013 and December 31, 2012:

March 31, 2013	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$44,061	$579	$44,640
Real estate – commercial	99,067	3,474	102,541
Other real estate construction	20,403	1,599	22,002
Real estate 1-4 family construction	3,333	—	3,333
Real estate – residential	89,982	1,644	91,626
Home equity	46,632	620	47,252
Consumer loans	11,625	—	11,625
Other loans	744	1	745

Total	$315,847	$7,917	$323,764

December 31, 2012	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$40,953	$437	$41,390
Real estate – commercial	100,272	3,032	103,304
Other real estate construction	22,107	2,945	25,052
Real estate 1-4 family construction	3,080	—	3,080
Real estate – residential	91,524	2,507	94,031
Home equity	47,960	558	48,518
Consumer loans	12,985	1	12,986
Other loans	822	—	822

Total	$319,703	$9,480	$329,183

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2013 and December 31, 2012:

March 31, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Recorded Investment Accruing Loans 90 or More Days Past Due	Recorded Investment Loans in Non-accrual
	(dollars in thousands)
Commercial	$1,270	$304	$847	$613	$—	$579
Real estate – commercial	10,128	4,663	3,402	428	—	3,474
Other real estate construction	2,193	1,958	185	84	—	1,599
Real estate 1-4 family construction	395	378	17	14	—	—
Real estate – residential	8,627	3,696	4,931	1,200	—	1,644
Home equity	1,044	724	320	199	—	620
Consumer loans	210	49	161	94	—	—
Other loans	1	1	—	—	—	1

Total	$23,868	$11,773	$9,863	$2,632	$—	$7,917

December 31, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Recorded Investment Accruing Loans 90 or More Days Past Due	Recorded Investment Loans in Non-accrual
	(dollars in thousands)
Commercial	$1,977	$388	$1,470	$616	$—	$437
Real estate – commercial	11,299	6,341	2,895	411	—	3,032
Other real estate construction	3,935	2,437	1,448	401	—	2,945
Real estate 1-4 family construction	840	713	127	127	—	-
Real estate – residential	8,985	3,994	4,991	1,215	—	2,507
Home equity	1,068	521	547	159	—	558
Consumer loans	235	39	196	105	—	1
Other loans	—	—	—	—	—	—

Total	$28,339	$14,433	$11,674	$3,034	$—	$9,480

	Three Months ended		Three Months ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)
Commercial	$1,504	$11	$1,830	$14
Real estate – commercial	8,651	75	12,795	185
Other real estate construction	3,014	6	4,007	52
Real estate 1-4 family construction	617	5	1,219	6
Real estate – residential	8,806	89	11,649	137
Home equity	1,056	5	1,029	10
Consumer loans	223	3	276	4
Other loans	—	—	—	—

Total	$23,871	$194	$32,805	$408

Note 8 – Troubled Debt Restructures

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

For the three months ended March 31, 2013 and 2012 the following tables present a breakdown of the types of concessions made by loan class:

	Three months ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Other:
Commercial	—	$—	$—
Real estate – commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate – residential	2	65	65
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$65	$65

	Three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Other:
Commercial	1	$10	$9
Real estate – commercial	2	619	618
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate – residential	1	24	24
Home equity	—	—	—
Consumer loans	1	52	51
Other loans	—	—	—

Total	5	$705	$702

The following tables’ present loans that were modified as troubled debt restructurings within the previous twelve months ending March 31, 2013 and 2012 for which there was a payment default:

Twelve months ended March 31, 2013
	Number of Loans	Recorded Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—
Real estate – commercial	—	—
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate – residential	3	266
Home Equity loans	—	—
Consumer loans	—	—
Other loans	—	—

	3	$266

Other:
Commercial	—	$—
Real estate – commercial	—	—
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate – residential	1	25
Home Equity loans	—	—
Consumer loans	—	—
Other loans	—	—

	1	$25

Total	4	$291

Twelve months ended March 31, 2012
	Number of Loans	Recorded Investment
(dollars in thousands)
Below market interest rate:
Commercial	—	$—
Real estate – commercial	—	—
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate – residential	1	207
Home Equity loans	—	—
Consumer loans	—	—
Other loans	—	—

	1	$207

Other:
Commercial	1	$9
Real estate – commercial	3	712
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate – residential	5	442
Home Equity loans	—	—
Consumer loans	1	5
Other loans	—	—

	10	$1,168

Total	11	$1,375

A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement. As mentioned, the Company considers TDRs to be impaired loans and has $708,000 in allowance for loan loss as of March 31, 2013, as a direct result of these TDR’s.

The following tables present the successes and failures of the types of modifications within the previous twelve months ending March 31, 2013 and 2012:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
March 31, 2013	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	6	386	—	—	—	—
Forgiveness of Principal	—	—	—	—	—	—	—	—
Other Loans	—	—	9	851	—	—	—	—

Total	—	$—	15	$1,237	—	$—	—	$—

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
March 31, 2012	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
Below market interest rate	—	$—	—	$—	—	$—	1	$207
Other Loans	—	—	6	514	2	244	8	717

Total	—	$—	6	$514	2	$244	9	$924

The Company has not committed to fund any additional disbursements for TDR’s.

Note 9 – Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2013, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Commitments to extend credit	$70,110
Credit card commitments	8,060
Standby letters of credit	1,175

Total commitments	$79,345

Note 10 – Fair Value Disclosures

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$24,470	$24,470	$—	$—
US Government Agencies	32,002	—	32,002	—
GSE – Mortgage-backed securities and CMO’s	47,370	—	47,370	—
State and political subdivisions	8,228	—	8,228	—

Total assets at fair value	$112,070	$24,470	$87,600	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$19,576	$19,576	$—	$—
US Gov’t	22,174	—	22,174	—
Mortgage-backed securities and CMO’s	41,022	—	41,022	—
State and political subdivisions	8,866	—	8,866	—

Total assets at fair value	$91,638	$19,576	$72,062	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,230	$—	$—	$7,230
Loans held for sale	1,045	—	1,045	—
Other real estate owned	6,175	—	—	6,175

Total assets at fair value	$14,450	$—	$1,045	$13,405

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,640	$—	$—	$8,640
Loans held for sale	5,373	—	5,373	—
Other real estate owned	5,596	—	—	5,596

Total assets at fair value	$19,609	$—	$5,373	$14,236

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%
Impaired loans	Discounted appraisals	Collateral discounts	0 – 30%

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2013 and December 31, 2012, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2013 and December 31, 2012:

March 31, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$72,462	$72,462	$72,462	$—	$—
Securities available for sale	112,070	112,070	24,470	87,600	—
Loans held for investment, net	317,791	327,175	—	—	327,175
Loans held for sale	1,045	1,045	—	1,045	—
Restricted stock	1,938	1,938	1,938	—	—
Bank-owned life insurance	6,426	6,426	—	—	6,426
Mortgage servicing rights	2,461	2,461	—	—	2,461
Accrued interest receivable	1,646	1,646	—	—	1,646
FINANCIAL LIABILITIES
Deposits	$464,475	$462,731	$—	$—	$462,731
Short-term borrowings	12,127	12,127	—	12,127	—
Long-term borrowings	1,544	1,628	—	1,628	—
Junior subordinated debt	11,127	11,260	—	—	11,260
Accrued interest payable	262	262	—	—	262

December 31, 2012	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$81,728	$81,728	$81,728	$—	$—
Securities available for sale	91,638	91,638	19,576	72,062	—
Loans held for investment, net	322,382	331,386	—	—	331,386
Loans held for sale	5,373	5,373	—	5,373	—
Restricted stock	2,265	2,265	2,265	—	—
Bank-owned life insurance	6,394	6,394	—	—	6,394
Mortgage servicing rights	2,394	2,394	—	—	2,394
Accrued interest receivable	1,753	1,753	—	—	1,753
FINANCIAL LIABILITIES
Deposits	$457,612	$446,669	$—	$—	$446,669
Short-term borrowings	18,690	18,690	—	18,690	—
Long-term borrowings	1,546	1,702	—	1,702	—
Junior subordinated debt	11,127	11,268	—	—	11,268
Accrued interest payable	270	270	—	—	270

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 10.

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

At March 31, 2013, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

Note 12 – Recent Accounting Pronouncements

In February 2013, The FASB issued ASU 2013-02, an update to ASC 220 “Comprehensive Income”. The amendments in this update do not change the current reporting requirements for net income or other comprehensive income (OCI), but finalize reporting requirements related to reclassifications out of accumulated other comprehensive income (AOCI). Presentation requirements were originally addressed in ASU 2011-05, but delayed by ASU 2011-12 as a result of feedback received and have been modified in this Update to address those concerns. This Update requires entities to provide information about significant amounts reclassified out of AOCI. If the reclassified amount is required to be reclassified in its entirety to net income in the same reporting period, the entity is required to present, either on the face of the income statement or in the notes, the impact of the reclassification on the respective line items of net income. For other amounts that are reclassified partially to the balance sheet and partially to the income statement (i.e. those amounts that are not reclassified in their entirety to net income in the same reporting period), the entity must cross-reference to other disclosures that provide additional detail about those amounts. The update is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update did not have a significant impact on the Company’s financial statements except for the added disclosures.

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

Note 13 – Subsequent Events

On March 26, 2013, the Company received approval to repurchase at par value, $7.7 million, or 742 shares, of Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury under the Capital Purchase Program in December of 2008. This stock was repurchased on April 3, 2013. At March 31, 2013, the $7.7 million was reclassed out of shareholders equity and into other liabilities.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013, the Company’s total assets increased $1.9 million, from $545.0 million to $546.9 million. During the same period, cash and cash equivalents decreased $9.3 million and loans held for investment decreased $5.4 million, while, securities available for sale increased $20.4 million.

Cash and cash equivalents decreased $9.3 million, during the three months ended March 31, 2013. Cash and due from banks decreased $1.5 million, while interest-earning deposits with banks decreased $7.8 million.

Investment securities increased $20.4 million to $112.1 million for the three months ended March 31, 2013. During the first three months of 2013, the Company purchased securities of $25.7 million. The increase from new purchases was reduced by maturities and calls of $125,000, sales of $426,000 and normal reductions stemming from principal payments on mortgage backed securities. The Company is investing the funds generated from the pay downs in the loan portfolio and the increase in deposits, in lower duration securities as well as variable rate securities. These sectors will provide protection in a rising rate environment and mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At March 31, 2013, the Company had net unrealized gains of $2.1 million.

Loans held for investment decreased from $323.8 million to $329.2 million, a decrease of $5.4 million. All areas of the loan portfolio decreased during the first quarter of 2012 with the exception of commercial loans that grew by $3.3 million. Other real estate construction loans experienced the largest decline of $3.1 million during the period. The Company had one relationship that was foreclosed on for $1.3 million. The remainder of the decrease has related to payoffs and construction loans being converted to permanent loans. Loans held for sale decreased 80.5% or $4.3 million. The allowance for loan losses was $6.0 million, at March 31, 2013, which represented 1.84% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned prepaid assets and other assets. Bank owned life insurance increased $32,000. Accrued interest receivable, prepaid assets and premises and equipment declined $107,000, $37,000 and $802,000, respectively. The decrease in premises and equipment was related to the sale of a piece of property that had been purchased for further use. The property was sold for $949,000, with the Company realizing a gain on the sale of $229,000. Restricted stock which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock decreased $327,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. The Company’s required ownership in Federal Reserve Bank stock decreased $9,000 to $794,000 during the first quarter of 2013. Other real estate owned increased $2.2 million. The Company foreclosed on four loan relationships during the first quarter of 2013. Two of these loan relationships resulted in twenty-two pieces of foreclosed real estate totaling $2.0 million being added to other real estate owned. The Company recorded net valuation write-down adjustments of $30,000. Other assets decreased $1.3 million.

Customer deposits, our primary funding source, experienced a $6.9 million increase during the three months ended March 31, 2013, increasing from $457.6 million to $464.5 million. Demand noninterest bearing checking increased $1.9 million and interest checking and money market accounts increased $9.7 million, while savings deposits increased $2.3 million for the period. These increases were offset by declines in time deposits over $100,000 of $2.9 million and other time deposits of $4.1 million.

Total borrowings decreased $6.6 million for the period and consist of both short-term and long-term borrowed funds, primarily from the Federal Home Loan Bank. The maturity of $6.5 million in Federal Home Loan Bank advances played a major part in the decrease. At March 31, 2013, $8.0 million of the total borrowings of $24.8 million were comprised of Federal Home Loan Bank advances. Other components of total borrowings include $11.1 million in junior subordinated debt and $5.6 in master notes and other secured borrowings.

Other liabilities increased from $11.4 million at December 31, 2012 to $12.7 million at March 31, 2013, an increase of $1.3 million.

The Company has an Employee Stock Ownership Plan (ESOP) in place. Late in 2011, the Internal Revenue Service issued IRS notice 2011-19 that drew a clear line between what stock exchanges are considered public and which are not. The Company historically trades its stock on the Bulletin Board, which is a publically traded exchange, however, the IRS no longer recognizes the Bulletin Board as a public exchange. The result of this ruling is that companies that have ESOP plans in place are required to set aside funds to handle allocated shares put back to the company. The plan that the Company has, does include a put option that requires the Company to repurchase allocated shares of participants at the participants’ option. The Company reclassed capital from additional paid-in capital to set aside the liability to cover all allocated shares that the Company may be requested to buy back. During the first quarter of 2013, the Company reclassed an additional $55,000 to this liability from additional paid-in capital.

At March 31, 2013, total shareholders’ equity was $43.0 million, an increase of $337,000 from December 31, 2012. Net income for the period was $763,000. Unrealized gains and losses on investment securities, net of tax decreased $91,000. The Company also recorded $161,000 in dividends on its series A and B preferred stock for the three month period ended March 31, 2013. The Company also has $103,000 in dividends attributed to noncontrolling interest. The Company did repurchase at par, $7.7 million of its series A preferred stock that was issued to the United States Treasury. The Company’s subsidiary banks issued $7.8 million of series B preferred stock that is presented less issuance costs, as noncontrolling interest. The Company, after receiving approval from the United States Department of the Treasury and the Federal Reserve Bank, repurchased common stock totaling $52,000. At March 31, 2013, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $763,000 for the three months ended March 31, 2013, as compared to $700,000 for the three months ended March 31, 2012, an increase of $63,000. Net income available to common shareholders was $499,000 or $0.07 per common share at March 31, 2013, compared at $539,000 or $0.07 per common share at March 31, 2012. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest.

Net Interest Income

As with most financial institutions, the primary component of earnings for our banks is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and wholesale borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the three months ended March 31, 2013 and March 31, 2012 was $4.0 million and $4.7 million, respectively, a decrease of $700,000. During the current quarter, our decline in the volume of interest-earning assets outpaced the volume of interest-bearing liabilities by $326,000. The average yield on our interest–earning assets decreased 98 basis points to 4.01%, while the average rate we paid for our interest-bearing liabilities decreased 23 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve Open Market Committee adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in a decrease of 67 basis points in our interest rate spread, from 3.91% in 2012 to 3.24% in 2013. Our net interest margin was 3.35% and 4.05% for the comparable periods in 2013 and 2012, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2013 and 2012:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

	Average Balance		Income/Expenses		Rate/Yield
(in thousands)	2013	2012	2013	2012	2013	2012
Interest-earning assets:
Taxable securities	$98,792	$77,600	$272	$336	1.12%	1.74%
Nontaxable securities (1)	7,393	9,474	66	91	5.90%	6.31%
Short-term investments	63,337	21,792	55	32	0.35%	0.59%
Taxable loans	314,693	353,094	4,324	5,094	5.57%	5.80%
Non-taxable loans (1)	14,210	12,792	103	113	4.80%	5.77%

Total interest-earning assets	498,536	474,752	4,820	5,666	4.01%	4.91%

Interest-bearing liabilities:
Interest-bearing deposits	388,197	364,367	545	682	0.57%	0.75%
Short-term borrowed funds	17,033	18,339	80	74	1.90%	1.62%
Long-term debt	12,674	23,796	171	242	5.47%	4.09%

Total interest bearing liabilities	417,904	406,502	796	998	0.77%	0.99%

Net interest spread	$80,632	$68,250	$4,024	$4,668	3.24%	3.92%

Net interest margin (1) (% of earning assets)					3.35%	4.05%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The Company recovered $(369,000) for the three months ending March 31, 2013 compared to adding $340,000 of additional provision for the same period in 2012. There were net loan charge-offs of $458,000 for the three months ended March 31, 2013, as compared with net loan charge-offs of $381,000 during the same period of 2012. Refer to the Asset Quality discussion on page 30 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income increased $52,000 for the three month period ending March 31, 2013 as compared to the same period in 2012. The Company realized a gain on the aforementioned sale of a piece of property being held in premises and equipment in the amount of $229,000 in the first quarter of 2013 and the Company also realized gains on the sale of investment securities during the three months ended March 31, 2013 of $14,000 as compared to no realized gains for the same period in 2012. Income from mortgage loan sales increased $31,000 from $809,000 for the quarter ended March 31, 2012 to $840,000 for the same period in 2013. Service charges on deposit accounts produced revenue of $405,000, a decrease of $27,000 for the three months ended March 31, 2013. The primary factor leading to this decrease was an increase in NSF fees for the comparable periods. Other service fees and commissions experienced a $63,000 or 8.6% increase for the comparable three month period, primarily due to a decrease in brokerage commissions and asset management fees.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2013 was $5.6 million compared to $5.8 million for the same period of 2012, a decrease of $137,000. Salaries and employee benefits, the largest component of noninterest expense, decreased $14,000 for the quarter ending March 31, 2013. Foreclosed real estate expense decreased $293,000 for the three months ending March 31, 2013. The major factor related to the decrease in foreclosed real estate expense was write-downs on properties held in other real estate owned. These write downs are attributed to updated appraisals and the lowering of list prices. Total write-downs for the three month period in 2013 were $30,000 compared to $352,000 for the same period in 2012. Professional fees and services increased $193,000 during the three months ending March 31, 2013 as compared to the same period in 2012. The variance in professional fees and services was directly related to reimbursement of prior period legal fees totaling $267,000 during the first quarter of 2012 that reduced professional fees and services for the three months March 31, 2012 to $45,000. Of this amount, $177,000 was related to a reimbursement for legal services under the Company’s director and officer liability insurance policy and $90,000 associated with a previous closed government guaranteed loan. Other noninterest expense increased $48,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Postage	$47	$57
Telephone and data lines	54	51
Loan collection expense	85	89
Shareholder relations expense	42	54
Dues and subscriptions	40	49
Other	441	361

Total	$709	$661

Income Tax Expense

The Company had income tax expense of $415,000 for the three months ended March 31, 2013 resulting in an effective tax rate of 35.23% compared to income tax expense of $224,000 and an effective tax rate of 24.24% in the 2012 period. Income taxes computed at statutory rate are reduced primarily by eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The level of taxable income for the three months ended March 31, 2013 is $253,000 higher than the three months ended March 31, 2012.

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

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed and monitored by credit administration. The Company strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of its market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans and does not engage in significant lease financing or highly leveraged transactions. The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. This process includes the maintenance of an internally classified watch list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. Because of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

The recovery of loan losses was $(369,000) for the quarter ended March 31, 2013 as compared to provision of $340,000 for the same period in 2012. At March 31, 2013 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $21.6 million compared to $26.1 million at December 31, 2012, a decrease of $4.5 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $9.5 million at December 31, 2012 to $7.9 million at March 31, 2013. The Company foreclosed on and transferred two loan relationships totaling $2.0 million into other real estate owned during the first quarter. This was the major factor behind the decrease in nonaccrual loans during the quarter. The Company had net loan charge-offs for the first quarter of 2013 of $458,000 compared to net loan charge-offs of $381,000 for the same period in 2012.

The allowance expressed as a percentage of gross loans held for investment decreased 23 basis points from 2.07% at December 31, 2012 to 1.84% at March 31, 2013. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.22% at December 31, 2012 and 0.97% at March 31, 2013, while the individually evaluated allowance as a percentage of individually evaluated loans increased from 11.62% to 14.03%. While the amount of impaired loans decline due to the related transfer of foreclosed loans to other real estate owned, these loans while impaired only had minimal specific reserve dollars. The larger decline in impaired loan balances compared to the lower decline in specific loan reserves was behind the increase in the individually evaluated percentage. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple macro-economic factors make up the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations. During the fourth quarter of 2012, the Company updated its allowance for loan loss model to more accurately assess the probability of losses inherent in the loan portfolio. The probabilities of default that the Company acquires from a third party vendor are associated with a two year horizon, while the allowance for loan loss is deemed to have a one year horizon. Therefore, the Company altered the model to account for this horizon; converting the two year probability of default into a one year probability of default for each obligor. At this time, the Company also updated the data inputs into the model; specifically the OLS regression coefficient and the probability of defaults obtained from the vendor. The net result of these alterations had minimal effect on the loan loss provision. During the first quarter of 2013 the Company updated the beacon scores that are one of the components used within the allowance model. Beacon scores are updated semi-annually. For the first time in several updates beacon scores experienced significant improved. This improvement coupled with a continued decline in loans relating to pay downs and a decline in unemployment rates, another component of the model were the major factors behind the decrease in general reserves. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 2.88% at December 31, 2012, to 2.45% at March 31, 2013. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at March 31, 2013 totaled $6.0 million and $6.8 million at December 31, 2012, respectively and are included in impaired loans.

The following nonperforming loan table shows the comparison of March 31, 2013 to December 31, 2012:

Nonperforming Assets

(dollars in thousands)

	March 31,	December 31,
	2013	2012
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	7,919	9,480
Other real estate owned	10,922	8,713

Total nonperforming assets	$18,841	$18,193

Allowance for loans losses	$5,973	$6,801
Nonperforming loans to total loans	2.45%	2.88%
Allowance for loan losses to total loans	1.84%	2.07%
Nonperforming assets to total assets	3.44%	3.34%
Allowance for loan losses to nonperforming loans	78.43%	71.74%

During the first three months of 2013, the Company had a net increase of $2.2 million in other real estate owned. The Company foreclosed on four loan relationships during first quarter of 2013. Two of these loan relationships resulted in twenty-two pieces of foreclosed real estate totaling $2.0 million being added to other real estate owned. The Company recorded net valuation write-down adjustments of $30,000.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources, in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $23.8 million at March 31, 2013, with available credit of $23.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $47.2 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $35.1 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $24.8 million at March 31, 2013, compared to $31.4 million at December 31, 2012.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary banks, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a Tier 1 leverage ratio of 4 percent. Banks are considered “well capitalized” by regulatory standards when they meet or exceed a Tier 1 risk-based capital ratio of 6 percent, a total risk-based capital ratio of 10 percent and a leverage ratio of 5 percent. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with those guidelines.

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. As previously discussed, each of the Company’s subsidiary banks had a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series B that was issued by each subsidiary bank. The preferred stock qualifies as Tier 1 capital at each bank and will pay dividends at a rate of 5.30%. Stanly raised $4.5 million, Anson raised $1.5 million and Cabarrus raised $1.9 million in new capital less total issuance costs of $113,000. The net total of $7.7 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At March 31, 2013, the Company had $11.1 million in subordinated debt and $2.3 million remaining in preferred stock issued to the United States Department of the Treasury after the repayment of $7.7 million to the United States Treasury. The Company has made all interest and dividend payments in a timely manner.

Accounting and Regulatory Matters

Management is not aware of any known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2012.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2013. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2013.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
January 1, 2013 Through January 31, 2013	—	$—	—	$—
February 1, 2013 Through February 28, 2013	—	$—	—	$—
March 1, 2013 Through March 31, 2013	17,725	$2.94	—	$—
Total	17,725	$2.94	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or to pay a cash dividend.

(2)	On June 26, 2012 the Board of Directors of Uwharrie Capital Corp, after receiving approval from the United States Department of Treasury and the Federal Reserve Bank, its primary regulator, approved the repurchase of up to $400,000 of outstanding common stock. On August 16, 2012, 6,250 shares were repurchased for $20,000. On September 29, 2012, 38,653 shares were repurchased for $154,612. On December 20, 2012, 20,406 shares were repurchased for $61,218. On March 21, 2013, 7,273 shares were repurchased for $20,001. On March 27, 2013, 10,452 shares were repurchased for $ 32,041. As of March 31, 2013, there was $43,514 for repurchase under the approved plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

4	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.7	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.8	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: May 9, 2013	By: /s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 9, 2013	By: /s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

5	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.9	Incentive Stock Option Plan, as amended (1)

10.10	Employee Stock Ownership Plan and Trust (2)

10.11	2006 Incentive Stock Option Plan (3)

10.12	2006 Employee Stock Purchase Plan (3)

10.13	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.14	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.15	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.16	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.