Form 10-Q
period 2013-06-30
UWHARRIE CAPITAL CORP
filed 2013-08-13
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,478,104 shares of common stock outstanding as of August 5, 2013.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2013 (Unaudited)	December 31, 2012*
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,294	$8,877
Interest-earning deposits with banks	36,836	72,851
Securities available for sale, at fair value	120,571	91,638
Loans held for sale	676	5,373
Loans:
Loans held for investment	321,793	329,183
Less allowance for loan losses	(5,481)	(6,801)

Net loans held for investment	316,312	322,382

Premises and equipment, net	14,041	14,952
Interest receivable	1,840	1,753
Restricted stock	1,824	2,265
Bank owned life insurance	6,456	6,394
Other real estate owned	9,454	8,713
Prepaid assets	1,047	635
Other assets	10,307	9,174

Total assets	$529,658	$545,007

LIABILITIES
Deposits:
Demand noninterest-bearing	$74,268	$70,347
Interest checking and money market accounts	222,114	211,066
Savings deposits	46,922	43,336
Time deposits, $100,000 and over	47,671	53,449
Other time deposits	69,992	79,414

Total deposits	460,967	457,612

Short-term borrowed funds	9,372	18,690
Long-term debt	11,168	12,673
Interest payable	232	270
Other liabilities	4,810	11,449

Total liabilities	486,549	500,694

Redeemable common stock held by the Employee Stock Ownership Plan (ESOP)	1,686	1,584

Off balance sheet items, commitmentsand contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
2,258 and 10,000 shares of series A issued and outstanding;	2,258	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(50)	(100)
Common stock, $1.25 par value: 20,000,000 shares issuedauthorized; shares issued and outstanding 7,478,104 and 7,502,496 shares, respectively	9,348	9,378
Additional paid-in capital	12,034	12,201
Unearned ESOP compensation	(861)	(875)
Undivided profits	10,614	10,138
Accumulated other comprehensive income (loss)	(173)	1,487

Total Uwharrie Capital shareholders’ equity	33,670	42,729
Noncontrolling interest	7,753	—

Total shareholders’ equity	41,423	42,729

Total liabilities and shareholders’ equity	$529,658	$545,007

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,449	$4,941	$8,876	$10,148
Investment securities
US Treasury	100	140	193	287
US Government agencies and corporations	202	204	381	393
State and political subdivisions	62	89	128	180
Interest-earning deposits with banks and federal funds sold	54	40	109	72

Total interest income	4,867	5,414	9,687	11,080

Interest Expense
Interest checking and money market accounts	112	134	228	285
Savings deposits	42	53	84	105
Time deposits, $100,000 and over	153	200	327	415
Other time deposits	182	256	395	520
Short-term borrowed funds	43	81	123	155
Long-term debt	166	199	337	441

Total interest expense	698	923	1,494	1,921

Net interest income	4,169	4,491	8,193	9,159
Provision for (recovery of) loan losses	(405)	363	(774)	703

Net interest income after provision (recovery of) for loan losses	4,574	4,128	8,967	8,456

Noninterest Income
Service charges on deposit accounts	392	436	797	868
Other service fees and commissions	841	861	1,634	1,591
Gain on sale of securities (includes reclassification of $14 from accumulated other comprehensive income)	—	16	14	16
Gain (loss) on fixed assets and other assets	(22)	25	225	296
Income from mortgage loan sales	642	667	1,482	1,476
Other income	109	118	224	238

Total noninterest income	1,962	2,123	4,376	4,485

Noninterest Expense
Salaries and employee benefits	3,060	3,157	6,152	6,263
Net occupancy expense	276	285	550	570
Equipment expense	186	183	354	371
Data processing costs	192	223	392	434
Office supplies and printing	48	81	111	152
Foreclosed real estate expense	948	342	1,123	810
Professional fees and services	243	127	481	172
Marketing and donations	203	152	376	338
Electronic banking expense	249	225	471	454
Software amortization and maintenance	137	141	281	283
FDIC insurance	126	171	297	345
Other noninterest expense	618	535	1,327	1,196

Total noninterest expense	6,286	5,622	11,915	11,388

Income before income taxes	250	629	1,428	1,553
Income taxes (includes reclassification of $5 from accumulated other comprehensive income)	94	228	509	452

Net income	$156	$401	$919	$1,101

Consolidated net income	$156	401	919	1,101
Less: net income attributable to noncontrolling Interest	(114)	—	(217)	—

Net income attributable to Uwharrie Capital Corp	42	401	702	1,101
Dividends - preferred stock	(65)	(161)	(226)	(323)

Net income (loss) available to common shareholders	$(23)	$240	$476	$778

Net income (loss) per common share
Basic	$0.00	$0.03	$0.07	$0.10

Diluted	$0.00	$0.03	$0.07	$0.10

Weighted average shares outstanding
Basic	7,287,662	7,431,969	7,297,048	7,435,053
Diluted	7,287,662	7,431,969	7,297,048	7,435,053

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Net Income	$156	$401	$919	$1,101

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	(2,413)	366	(2,537)	(48)
Related tax effect	844	(122)	886	17
Reclassification of (gain) loss recognized in net income	—	(16)	(14)	(16)
Related tax effect	—	6	5	6

Total other comprehensive income (loss)	(1,569)	234	(1,660)	(41)

Comprehensive income (loss)	(1,413)	635	(741)	1,060

Less: Comprehensive income (loss) attributable to noncontrolling interest	(103)	—	(217)	—

Comprehensive income (loss) attributable to Uwharrie Capital	$(1,516)	$635	$(958)	$1,060

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
(dollars in thousands, except share data)

Balance, December 31, 2012	7,502,496	$10,000	$500	$(100)	$9,378	$12,201	$(875)	$10,138	$1,487	$—	$42,729
Net Income	—	—	—	—	—	—	—	702	—	217	919
Repurchase of common stock	(24,392)	—	—	—	(30)	(42)	—	—	—	—	(72)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,660)	—	(1,660)
Release of ESOP shares	—	—	—	—	—	(23)	46	—	—	—	23
Increase in ESOP notes receivable	—	—	—	—	—	—	(32)	—	—	—	(32)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	—
Reclass to mezzanine capital	—	—	—	—	—	(102)	—	—	—	—	(102)
Repayment of preferred stock series A	—	(7,742)	—	—	—	—	—	—	—	—	(7,742)
Issuance of preferred stock series B (noncontrolling interest)	—	—	—	—	—	—	—	—	—	7,855	7,855
Record costs of series B preferred stock (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(113)	(113)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(206)	(206)
Record preferred stock dividend and discount accretion	—	—	—	50	—	—	—	(226)	—	—	(176)

Balance, June 30, 2013	7,478,104	$2,258	$500	$(50)	$9,348	$12,034	$(861)	$10,614	$(173)	$7,753	$41,423

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Cash flows from operating activities
Net income	$919	$1,101
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	464	480
Net amortization of security premiums/discounts	850	537
Net amortization of mortgage servicing rights	430	410
Impairment of foreclosed real estate	758	527
Provision for (recovery of) loan losses	(774)	703
Stock compensation	—	2
Net realized (gain) loss on sales / calls available for sales securities	(14)	(16)
Income from mortgage loan sales	(1,482)	(1,476)
Proceeds from sales of loans held for sale	51,667	52,776
Origination of loans held for sale	(45,488)	(50,629)
(Gain) loss on sale of premises, equipment and other assets	(229)	(276)
Increase in cash surrender value of life insurance	(62)	(129)
(Gain) loss on sales of foreclosed real estate	4	(20)
Release of ESOP shares	23	23
Net change in interest receivable	(87)	116
Net change in other assets	(738)	881
Net change in interest payable	(38)	(29)
Net change in other liabilities	742	27

Net cash provided by (used in) operating activities	6,945	5,008

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	8,438	15,807
Purchase of securities available for sale	(40,758)	(26,055)
Net decrease in loans	4,537	22,449
Proceeds from sales of premises, equipment and other assets	949	—
Purchase of premises and equipment	(273)	(402)
Proceeds from sales of foreclosed real estate	804	1,529
Investment in other assets	(390)	(260)
Net decrease in restricted stock	475	785

Net cash provided by (used in) investing activities	(26,218)	13,853

Cash flows from financing activities
Net increase in deposit accounts	3,355	10,618
Net decrease in short-term borrowed funds	(9,318)	(2,040)
Net decrease in long-term debt	(1,505)	(10,555)
Proceeds from preferred stock series B issued by subsidiaries	360	—
Repayment of preferred stock series A	(7,742)	—
Increase in unearned ESOP compensation	(32)	(82)
Repurchase of common stock	(72)	(68)
Dividend and discount accretion on preferred stock	(176)	(273)
Dividend and cost accretion on noncontrolling interest	(195)	—

Net cash provided (used in) in financing activities	(15,325)	(2,400)

Increase (decrease) in cash and cash equivalents	(34,598)	16,641
Cash and cash equivalents, beginning of period	81,728	28,687

Cash and cash equivalents, end of period	$47,130	$45,148

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,532	$1,950
Income taxes paid	617	57
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(1,660)	$(41)
Loans transferred to foreclosed real estate	2,307	858
Company financed sales of other real estate owned	—	(188)
Net change in ESOP liability	102	—

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

Note 2 - Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other accumulated comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of accumulated other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale. The following table presents the changes in accumulated other comprehensive income for the three and six months ending June 30, 2013:

	Unrealized holding gains
	on available-for-sale Securities (net)
	Three months ended June 30, 2013	Six months ended June 30, 2013
	(dollars in thousands)

Beginning Balance	$1,396	$1,487

Other comprehensive income (loss) before reclassifications, net of $844,000 and $886,000 tax effect, respectively	(1,569)	(1,651)

Amounts reclassified from accumulated other Comprehensive income, net of $5,000 tax effect	—	(9)

Net current-period other comprehensive loss	(1,569)	(1,660)

Ending Balance	$(173)	$(173)

Note 3 - Noncontrolling Interest

During the third quarter of 2012, each of the Company’s subsidiary banks began a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series B to be issued by each subsidiary bank. The preferred stock will qualify as Tier 1 capital at each bank and will pay dividends at a rate of 5.30%. The preferred stock has no voting rights. The sale ended on December 31, 2012 with Stanly raising $4.5 million, Anson raising $1.5 million and Cabarrus raising $1.9 million in new capital less total issuance costs of $113,000. These funds were held in an escrow account at December 31, 2012 and the new preferred stock was issued in January 2013. The total net amount is $7.7 million at the subsidiary bank level, consolidates up to the Company and is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income.

Note 4 - Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and six months ended June 30, 2013, the Company’s 92,491 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. The Company had 122,341 stock options outstanding for the three and six months ended June 30, 2012, and they did not have a dilutive effect.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted average number of common shares outstanding	7,478,104	7,568,978	7,478,104	7,568,978

Effect of ESOP shares	(190,442)	(137,009)	(181,056)	(133,925)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,287,662	7,431,969	7,297,048	7,435,053

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,287,662	7,431,969	7,297,048	7,435,053

Note 5 - Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$23,564	$561	$227	$23,898
U.S. Government agencies	46,542	278	1,118	45,702
GSE - Mortgage-backed securities and CMO’s	43,358	280	463	43,175
State and political subdivisions	7,370	426	—	7,796

Total securities available for sale	$120,834	$1,545	$1,808	$120,571

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$18,731	$846	$1	$19,576
U.S. Government agencies	21,689	485	—	22,174
GSE - Mortgage-backed securities and CMO’s	40,766	379	123	41,022
State and political subdivisions	8,165	701	—	8,866

Total securities available for sale	$89,351	$2,411	$124	$91,638

At both June 30, 2013 and December 31, 2012, the Company owned Federal Reserve stock reported at cost of $837,000 and $803,000, respectively that is included in other assets. Also at June 30, 2013 and December 31, 2012, the Company owned Federal Home Loan Bank Stock (FHLB) of $837,000 and $1.5 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2013.

Results from sales of securities available for sale for the three and six month period ended June 30, 2013 and June 30, 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands)

Gross proceeds from sales	$—	$9,003	$426	$9,003

Realized gains from sales	$—	$128	$14	$128
Realized losses from sales	—	(112)	—	(112)

Net Realized gains	$—	$16	$14	$16

At June 30, 2013 and December 31, 2012 securities available for sale with a carrying amount of $50.1 million and $48.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market and are in no way a reflection of the quality of the investments. At June 30, 2013, the unrealized losses related to two United States Treasury notes, nine government agency bonds and eleven mortgage backed securities. At December 31, 2012, the unrealized losses related to one United States Treasury note and seven mortgage backed securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2013		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$7,184	$227	$—	$—	$7,184	$227
U.S. Gov’t agencies	35,396	1,118	—	—	35,396	1,118
Mortgage-backed securities and CMO’s	24,763	463	—	—	24,763	463
State and political subdivisions	—	—	—	—	—	—

	$67,343	$1,808	$—	$—	$67,343	$1,808

	Less than 12 Months		12 Months or More		Total
December 31, 2012		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$2,485	$1	$—	$—	$2,485	$1
U.S. Gov’t agencies	—	—	—	—	—	—
Mortgage-backed securities and CMO’s	21,355	123	—	—	21,355	123
State and political subdivisions	—	—	—	—	—	—

	$23,840	$124	$—	$—	$23,840	$124

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. At June 30, 2013, the Company had no intent to sell and not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2013 by remaining contractual maturity are as follows:

	June 30, 2013
	Amortized Cost	Estimated Fair Value
Securities available for sale

U. S. Treasury
Due after one but within five years	16,152	16,714
Due after five but within ten years	7,412	7,184

	23,564	23,898

U.S. Government agencies
Due within twelve months	5,003	5,076
Due after one but within five years	24,491	24,304
Due after five but within ten years	17,048	16,322

	46,542	45,702

Mortgage-backed securities
Due after one but within five years	2,737	2,643
Due after five but within ten years	5,559	5,700
Due after ten years	35,062	34,832

	43,358	43,175

State and political subdivisions
Due within twelve months	482	492
Due after one but within five years	1,131	1,220
Due after five but within ten years	4,739	5,011
Due after ten years	1,018	1,073

	7,370	7,796

Total Securities available for sale
Due within twelve months	5,485	5,568
Due after one but within five years	44,511	44,881
Due after five but within ten years	34,758	34,217
Due after ten years	36,080	35,905

	$120,834	$120,571

Note 6 - Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial
Commercial	$48,335	$41,390
Real estate - commercial	100,712	103,304
Other real estate construction loans	21,022	25,052
Noncommercial
Real estate 1-4 family construction	3,130	3,080
Real estate - residential	90,716	93,927
Home equity	47,454	48,517
Consumer loans	9,662	12,986
Other loans	705	822

	321,736	329,078
Less:
Allowance for loan losses	(5,481)	(6,801)
Deferred loan (fees) costs, net	57	105

Loans held for investment, net	$316,312	$322,382

Note 7 - Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and six months periods ended June 30, 2013 and 2012, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)

Balance, beginning of period	$2,257	$2,823	$2,791	$2,904
Provision (recovery) charged to operations	22	(138)	254	52
Charge-offs	(124)	(42)	(395)	(354)
Recoveries	34	7	39	48

Net (charge-offs)	(90)	(35)	(356)	(306)

Balance at end of period	$2,689	$2,650	$2,689	$2,650

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)

Balance, beginning of period	$3,716	$3,951	$4,010	$3,911
Provision (recovery) charged to operations	(927)	501	(1,028)	651
Charge-offs	(41)	(49)	(265)	(171)
Recoveries	44	16	75	28

Net (charge-offs)	3	(33)	(190)	(143)

Balance at end of period	$2,792	$4,419	$2,792	$4,419

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2013 and December 31, 2012:

June 30, 2013

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$1,554	$11,256	$1,135	$158,813	$2,689	$170,069
Non-Commercial	1,636	9,964	1,156	141,760	2,792	151,724

Total	$3,190	$21,220	$2,291	$300,573	$5,481	$321,793

December 31, 2012

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$1,428	$14,979	$1,363	$154,767	$2,791	$169,746
Non-Commercial	1,606	11,128	2,404	148,309	4,010	159,437

Total	$3,034	$26,107	$3,767	$303,076	$6,801	$329,183

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

June 30, 2013

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$10	$438	$448	$47,887	$48,335	$—
Real estate - commercial	401	3,279	3,680	97,032	100,712	—
Other real estate construction	3	1,581	1,584	19,438	21,022	—
Real estate 1-4 family construction	111	—	111	3,019	3,130	—
Real estate - residential	886	1,634	2,520	88,253	90,773	—
Home equity	30	531	561	46,893	47,454	—
Consumer loans	101	—	101	9,561	9,662	—
Other loans	—	—	—	705	705	—

Total	$1,542	$7,463	$9,005	$312,788	$321,793	$—

December 31, 2012

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$98	$437	$535	$40,855	$41,390	$—
Real estate - commercial	708	3,032	3,740	99,564	103,304	—
Other real estate construction	12	2,945	2,957	22,095	25,052	—
Real estate construction	—	—	—	3,080	3,080	—
Real estate - residential	1,309	2,507	3,816	90,216	94,032	—
Home equity	162	558	720	47,797	48,517	—
Consumer loan	218	1	219	12,767	12,986	—
Other loans	—	—	—	822	822	—

Total	$2,507	$9,480	$11,987	$317,196	$329,183	$—

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

The composition of nonaccrual loans by class as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(dollars in thousands)

Commercial	$438	$437
Real estate - commercial	3,279	3,032
Other real estate construction	1,581	2,945
Real estate 1 - 4 family construction	—	—
Real estate - residential	1,634	2,507
Home equity	531	558
Consumer loans	—	1
Other loans	—	—

	$7,463	$9,480

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2013 and December 31 2012:

June 30, 2013

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$47,105	$565	$665	$—	$48,335
Real estate - commercial	84,186	9,136	7,390	—	100,712
Other real estate construction	18,053	803	2,166	—	21,022
Real estate 1 - 4 family construction	3,130	—	—	—	3,130
Real estate - residential	73,095	12,692	4,986	—	90,773
Home equity	45,283	1,202	969	—	47,454
Consumer loans	9,141	453	68	—	9,662
Other loans	705	—	—	—	705

Total	$280,698	$24,851	$16,244	$—	$321,793

December 31, 2012

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$39,800	$836	$754	$—	$41,390
Real estate - commercial	84,748	9,337	9,219	—	103,304
Other real estate construction	20,684	577	3,477	314	25,052
Real estate 1 - 4 family construction	3,080	—	—	—	3,080
Real estate - residential	78,114	9,728	6,189	—	94,031
Home equity	46,591	914	1,013	—	48,518
Consumer loans	12,360	512	114	—	12,986
Other loans	822	—	—	—	822

Total	$286,199	$21,904	$20,766	$314	$329,183

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2013 and December 31, 2012:

June 30, 2013

	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$47,897	$438	$48,335
Real estate - commercial	97,433	3,279	100,712
Other real estate construction	19,441	1,581	21,022
Real estate 1 - 4 family construction	3,130	—	3,130
Real estate - residential	89,139	1,634	90,773
Home equity	46,923	531	47,454
Consumer loans	9,662	—	9,662
Other loans	705	—	705

Total	$314,330	$7,463	$321,793

December 31, 2012

	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$40,953	$437	$41,390
Real estate - commercial	100,272	3,032	103,304
Other real estate construction	22,107	2,945	25,052
Real estate 1 - 4 family construction	3,080	—	3,080
Real estate - residential	91,524	2,507	94,031
Home equity	47,960	558	48,518
Consumer loans	12,985	1	12,986
Other loans	822	—	822

Total	$319,703	$9,480	$329,183

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2013 and December 31, 2012:

June 30, 2013

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Recorded Investment Accruing Loans 90 or More Days Past Due	Recorded Investment Loans in Non-accrual
	(dollars in thousands)

Commercial	$1,442	$196	$1,127	$732	$—	$438
Real estate - commercial	9,859	4,472	3,324	477	—	3,279
Other real estate construction	2,186	372	1,764	345	—	1,581
Real estate 1 - 4 family construction	377	28	349	16	—	—
Real estate - residential	8,375	3,661	4,714	1,119	—	1,634
Home equity	1,062	319	743	435	—	531
Consumer loans	150	20	130	66	—	—
Other loans	1	1	—	—	—	—

Total	$23,452	$9,069	$12,151	$3,190	$—	$7,463

December 31, 2012

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Recorded Investment Accruing Loans 90 or More Days Past Due	Recorded Investment Loans in Non-accrual
	(dollars in thousands)

Commercial	$1,977	$388	$1,470	$616	$—	$437
Real estate - commercial	11,299	6,341	2,895	411	—	3,032
Other real estate construction	3,935	2,437	1,448	401	—	2,945
Real estate 1 - 4 family construction	840	713	127	127	—	—
Real estate - residential	8,985	3,994	4,991	1,215	—	2,507
Home equity	1,068	521	547	159	—	558
Consumer loans	235	39	196	105	—	1
Other loans	—	—	—	—	—	—

Total	$28,339	$14,433	$11,674	$3,034	$—	$9,480

	Three Months ended		Three Months ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$1,237	$4	$1,401	$13
Real estate - commercial	8,516	63	12,575	155
Other real estate construction	3,011	7	4,087	73
Real estate 1 - 4 family construction	609	6	1,326	10
Real estate - residential	8,680	132	12,043	174
Home equity	1,065	8	1,163	14
Consumer loans	192	1	334	6
Other loans	—	—	—	—

Total	$23,310	$221	$32,929	$445

	Six Months ended		Six Months ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$1,444	$15	$1,551	$27
Real estate - commercial	8,366	138	12,668	340
Other real estate construction	2,722	13	4,093	125
Real estate 1 - 4 family construction	537	11	1,202	16
Real estate - residential	8,662	221	12,270	311
Home equity	1,058	13	1,128	24
Consumer loans	308	4	299	10
Other loans	—	—	—	—

Total	$23,097	$415	$33,211	$853

Note 8 - Troubled Debt Restructures

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

For the three and six months ended June 30, 2013 and 2012 the following tables present a breakdown of the types of concessions made by loan class:

Three months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	2	403	403
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$403	$403

Three months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	—	$—	$—

Six months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	4	468	466
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$468	$466

	Six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$10	$9
Real estate - commercial	2	619	616
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	1	24	24
Home equity	—	—	—
Consumer loans	1	52	48
Other loans	—	—	—

Total	5	$705	$697

The following tables’ present loans that were modified as troubled debt restructurings within the previous twelve months ending June 30, 2013 and 2012 for which there was a payment default:

Twelve months ended June 30, 2013
	Number of Loans	Recorded Investment
(dollars in thousands)
Other:
Commercial	—	$—
Real estate - commercial	—	—
Other real estate construction	—	—
Real estate 1 - 4 family construction	—	—
Real estate - residential	—	—
Home Equity loans	2	28
Consumer loans	—	—
Other loans	—	—

	2	$28

Total	2	$28

	Twelve months ended June 30, 2012
	Number of Loans	Recorded Investment
	(dollars in thousands)
Other:
Commercial	1	$9
Real estate - commercial	3	709
Other real estate construction	—	—
Real estate 1 - 4 family construction	—	—
Real estate - residential	3	367
Home Equity loans	—	—
Consumer loans	1	4
Other loans	—	—

	8	$1,089

Total	8	$1,089

A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement. As mentioned, the Company considers TDRs to be impaired loans and has $614,000 in allowance for loan loss as of June 30, 2013, as a direct result of these TDR’s.

The following tables present the successes and failures of the types of modifications within the previous twelve months ending June 30, 2013 and 2012:

June 30, 2013

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
(dollars in thousands)

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of Principal	—	—	—	—	—	—	—	—
Other Loans	—	—	15	1,246	—	—	—	—

Total	—	$—	15	$1,246	—	$—	—	$—

June 30, 2012

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Other Loans	—	—	10	968	1	206	—	—

Total	—	$—	10	$968	1	$206	—	$—

The Company has not committed to fund any additional disbursements for TDR’s.

Note 9 - Commitments and Contingencies

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

The banks’ risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The banks use the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2013, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$64,472
Credit card commitments	8,182
Standby letters of credit	1,175

Total commitments	$73,829

Note 10 - Fair Value Disclosures

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$23,898	$23,898	$—	$—
US Government Agencies	45,702	—	45,702	—
GSE - Mortgage-backed securities and CMO’s	43,175	—	43,175	—
State and political subdivisions	7,796	—	7,796	—

Total assets at fair value	$120,571	$23,898	$96,673	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$19,576	$19,576	$—	$—
US Gov’t Agencies	22,174	—	22,174	—
GSE - Mortgage-backed securities and CMO’s	41,022	—	41,022	—
State and political subdivisions	8,866	—	8,866	—

Total assets at fair value	$91,638	$19,576	$72,062	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$8,961	$—	$—	$8,961
Loans held for sale	676	—	676	—
Other real estate owned	5,626	—	—	5,626

Total assets at fair value	$15,263	$—	$676	$14,587

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$8,640	$—	$—	$8,640
Loans held for sale	5,373	—	5,373	—
Other real estate owned	5,596	—	—	5,596

Total assets at fair value	$19,609	$—	$5,373	$14,236

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 - 10%

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 - 30%

Note 11 - Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2013 and December 31, 2012, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price a liability could be settled for. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2013 and December 31, 2012:

June 30, 2013

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$47,130	$47,130	$47,130	$—	$—
Securities available for sale	120,571	95,960	23,898	96,673	—
Loans held for investment, net	316,312	324,185	—	—	324,185
Loans held for sale	676	676	—	676	—
Restricted stock	1,824	1,824	1,824	—	—
Bank-owned life insurance	6,456	6,456	—	—	6,456
Mortgage servicing rights	2,489	2,520	—	—	2,520
Accrued interest receivable	1,840	1,840	—	—	1,840

FINANCIAL LIABILITIES
Deposits	$460,967	$446,203	$—	$—	$446,203
Short-term borrowings	9,372	9,372	—	9,372	—
Long-term borrowings	41	41	—	41	—
Junior subordinated debt	11,127	11,262	—	—	11,262
Accrued interest payable	232	232	—	—	232

December 31, 2012

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$81,728	$81,728	$81,728	$—	$—
Securities available for sale	91,638	91,638	19,576	72,062	—
Loans held for investment, net	322,382	331,386	—	—	331,386
Loans held for sale	5,373	5,373	—	5,373	—
Restricted stock	2,265	2,265	2,265	—	—
Bank-owned life insurance	6,394	6,394	—	—	6,394
Mortgage servicing rights	2,394	2,394	—	—	2,394
Accrued interest receivable	1,753	1,753	—	—	1,753

FINANCIAL LIABILITIES
Deposits	$457,612	$446,669	$—	$—	$446,669
Short-term borrowings	18,690	18,690	—	18,690	—
Long-term borrowings	1,546	1,702	—	1,702	—
Junior subordinated debt	11,127	11,268	—	—	11,268
Accrued interest payable	270	270	—	—	270

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 10.

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

At June 30, 2013, the subsidiary banks had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

Note 12 - Recent Accounting Pronouncements

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012.

During the six months ended June 30, 2013, the Company’s total assets decreased $15.3 million, from $545.0 million to $529.7 million. During the same period, cash and cash equivalents decreased $34.6 million and loans held for investment decreased $7.4 million, while, securities available for sale increased $28.9 million.

Cash and cash equivalents decreased $34.6 million, during the six months ended June 30, 2013. Cash and due from banks increased $1.4 million, while interest-earning deposits with banks decreased $36.0 million. The Company has continued to invest excess cash into securities to increase the yield.

Investment securities increased $28.9 million to $120.6 million for the six months ended June 30, 2013. During the first six months of 2013, the Company purchased securities of $40.8 million. The increase from new purchases was reduced by maturities and calls of $350,000, sales of $405,000 and normal reductions stemming from principal payments on mortgage backed securities. The Company is investing the funds generated from the pay downs in the loan portfolio and the increase in deposits, in lower duration securities as well as variable rate securities. These sectors should provide better protection from interest rate risk in a rising rate environment, mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At June 30, 2013, the Company’s securities portfolio had net unrealized losses of $263,000.

Loans held for investment decreased from $329.2 million to $321.8 million, a decrease of $7.4 million. All areas of the loan portfolio decreased during the first six months of 2013 with the exception of commercial loans that grew by $6.9 million. Other real estate construction loans experienced the largest decline of $4.0 million during the period. The Company had one relationship that was foreclosed on for $1.3 million. The remainder of the decrease was related to payoffs and construction loans being converted to permanent loans. Loans held for sale decreased 87.4% or $4.7 million. The allowance for loan losses was $5.5 million, at June 30, 2013, which represented 1.7% of the loan portfolio compared to $6.8 million or 2.1% at December 31, 2012.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets, and other assets. Bank owned life insurance, accrued interest receivable and prepaid assets increased $62,000, $87,000 and $412,000, respectively. Premises and equipment declined $911,000. The decrease in premises and equipment was related to the sale of a piece of property that had been purchased for further use. The property was sold for $949,000, with the Company realizing a gain on the sale of $229,000. Restricted stock which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock decreased $441,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. The Company’s required ownership in Federal Reserve Bank stock increased $34,000 to $837,000, while the required ownership in Federal Home Loan Bank decreased $475,000 to $987,000 during the first six months of 2013. Other real estate owned increased $741,000. The Company foreclosed on five loan relationships totaling $2.3 million during the first half of 2013. Two of these loan relationships resulted in twenty-two pieces of foreclosed real estate totaling $2.0 million being added to other real estate owned. The Company sold eleven pieces, or $783,000, of other real estate owned resulting in realized losses of $4,000. The Company recorded net valuation write-down adjustments of $758,000. The majority or $678,000 of the write-downs were attributed to one piece of property. Other assets increased $1.0 million primarily resulting from an increase in deferred tax assets due to the reduction in unrealized gains in the available for sale securities portfolio.

Customer deposits, our primary funding source, experienced a $3.4 million increase during the six months ended June 30, 2013, increasing from $457.6 million to $461.0 million. Demand noninterest bearing checking increased $3.9 million and interest checking and money market accounts increased $11.0 million, while savings deposits increased $3.6 million for the period. These increases were offset by declines in time deposits over $100,000 of $5.7 million and other time deposits of $9.4 million.

Total borrowings decreased $10.8 million for the period and consist of both short-term and long-term borrowed funds, primarily from the Federal Home Loan Bank. The maturity of $10.5 million in Federal Home Loan Bank advances played a major part in the decrease. At June 30, 2013, $3.5 million of the total borrowings of $20.5 million were comprised of Federal Home Loan Bank advances. Other components of total borrowings include $11.1 million in junior subordinated debt and $5.9 million master notes and other secured borrowings.

Other liabilities decreased from $11.4 million at December 31, 2012 to $4.8 million at June 30, 2013, a decrease of $6.6 million. At December 31, 2012, the Company had a combined total of $7.9 million being held in escrow related to the Company’s subsidiary banks preferred stock offering in the last half of 2012. This preferred stock was issued in the first quarter of 2013.

The Company has an Employee Stock Ownership Plan (ESOP) in place. Late in 2011, the Internal Revenue Service issued IRS notice 2011-19 that drew a clear line between what stock exchanges are considered public and which are not. The Company historically trades its stock on the Bulletin Board, which is a publically traded exchange, however, the IRS no longer recognizes the Bulletin Board as a public exchange. The result of this ruling is that companies that have ESOP plans in place are required to set aside funds to handle allocated shares put back to the company. The plan that the Company has includes a put option that requires the Company to repurchase allocated shares of participants at the participants’ option. The Company reclassed capital from additional paid-in capital to set aside the liability to cover all allocated shares that the Company may be requested to buy back. During the second quarter of 2013, the Company reclassed an additional $102,000 to this liability from additional paid-in capital.

At June 30, 2013, total shareholders’ equity was $41.4 million, a decrease of $1.3 million from December 31, 2012. Net income for the period was $919,000. Unrealized gains and losses on investment securities net of tax decreased $1.7 million. The Company also recorded $176,000 in dividends on its series A and B preferred stock for the six month period ended June 30, 2013. The Company also has $206,000 in dividends attributed to noncontrolling interest. The Company repurchased at par, $7.7 million of its series A preferred stock that was issued to the United States Treasury. The Company’s subsidiary banks issued $7.8 million of series B preferred stock that is presented less issuance costs, as noncontrolling interest. The Company, after receiving approval from the United States Department of the Treasury and the Federal Reserve, repurchased common stock totaling $72,000. At June 30, 2013, the Company and its subsidiary banks exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $156,000 for the three months ended June 30, 2013, as compared to $401,000 for the three months ended June 30, 2012, a decrease of $245,000. Net income available to common shareholders was $(23,000) or $0.00 per common share for the three months ended June 30, 2013, compared at $240,000 or $0.03 per common share for the three months ended June 30, 2012. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended June 30, 2013 and June 30, 2012 was $4.2 million and $4.5 million, respectively, a decrease of $322,000. During the current quarter, our decline in the volume of interest-earning assets outpaced the volume of interest-bearing liabilities by $231,000. The average yield on our interest–earning assets decreased 60 basis points to 4.14%, while the average rate we paid for our interest-bearing liabilities decreased 23 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve Open Market Committee adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in a decrease of 37 basis points in our interest rate spread, from 3.82% in 2012 to 3.45% in 2013. Our net interest margin was 3.56% and 3.95% for the comparable periods in 2013 and 2012, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2013 and 2012:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2013	2012	2013	2012	2013	2012
Interest-earning assets:
Taxable securities	$106,051	$73,361	$302	$345	1.14%	1.89%
Nontaxable securities (1)	7,407	9,665	62	88	5.46%	5.97%
Short-term investments	45,596	36,245	54	40	0.48%	0.44%
Taxable loans	308,081	338,383	4,343	4,832	5.65%	5.74%
Non-taxable loans (1)	14,243	12,363	106	109	4.84%	5.74%

Total interest-earning assets	481,378	470,017	4,867	5,414	4.14%	4.74%

Interest-bearing liabilities:
Interest-bearing deposits	384,847	368,782	489	643	0.51%	0.70%
Short-term borrowed funds	11,351	16,369	43	81	1.52%	1.99%
Long-term debt	11,750	17,417	166	199	5.67%	4.60%

Total interest bearing liabilities	407,948	402,568	698	923	0.69%	0.92%

Net interest spread	$73,430	$67,449	$4,169	$4,491	3.45%	3.82%

Net interest margin (1) (% of earning assets)					3.56%	3.95%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The Company recovered $(405,000) for the three months ending June 30, 2013 compared to adding $363,000 of additional provision for the same period in 2012. There were net loan charge-offs of $87,000 for the three months ended June 30, 2013, as compared with net loan charge-offs of $68,000 during the same period of 2012. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income decreased $161,000 for the three month period ending June 30, 2013 as compared to the same period in 2012. Income from mortgage loan sales decreased $25,000 from $667,000 for the quarter ended June 30, 2012 to $642,000 for the same period in 2013. Service charges on deposit accounts produced revenue of $392,000, a decrease of $44,000 for the three months ended June 30, 2013. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced a $20,000 or 2.3% decrease for the comparable three month period, primarily due to a decrease in brokerage commissions and asset management fees. The Company realized losses on the sale of other real estate owned of $22,000 for the three months ended June 30, 2013 compared to realized gains of $25,000 for the same period in 2012.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2013 was $6.3 million compared to $5.6 million for the same period of 2012, an increase of $664,000. Salaries and employee benefits, the largest component of noninterest expense, decreased $97,000 for the quarter ending June 30, 2013. Foreclosed real estate expense increased $606,000 for the three months ending June 30, 2013. The major factor related to the increase in foreclosed real estate expense was write-downs on properties held in other real estate owned. These write downs are attributed to updated appraisals and the lowering of list prices. Total write-downs for the three month period in 2013 were $758,000 compared to $176,000 for the same period in 2012. Professional fees and services increased $116,000 during the three months ending June 30, 2013 as compared to $127,000 for the same period in 2012. The variance in professional fees and services was directly related to reimbursement of prior period legal fees totaling $93,000 during the second quarter of 2012 that reduced professional fees and services for the three months ended June 30, 2012 and was related to a reimbursement for legal services under the Company’s director and officer liability insurance policy. During the second quarter of 2013, the Company did receive the final reimbursement of prior period legal fees totaling $40,000. Other noninterest expense increased $83,000 for the comparable three month period. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended June 30,
	2013	2012
	(in thousands)

Postage	$57	$47
Telephone and data lines	38	38
Loan collection expense	109	55
Shareholder relations expense	45	24
Dues and subscriptions	43	40
Other	326	331

Total	$618	$535

Income Tax Expense

The Company had income tax expense of $156,000 for the three months ended June 30, 2013 resulting in an effective rate of 37.60% compared to income tax expense of $228,000 and an effective rate of 36.25% in the 2012 period.

Comparison of Results of Operations For the Six Months Ended June 30, 2013 and 2012.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $919,000 for the six months ended June 30, 2013, as compared to $1.1 million for the six months ended June 30, 2012, a decrease of $182,000. Net income available to common shareholders was $476,000 or $0.07 per common share at June 30, 2013, compared to $778,000 or $0.10 per common share at June 30, 2012. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2013 was $8.2 million as compared to $9.2 million during the six months ended June 30, 2012, resulting in a decrease of $966,000. During the six months ending June 30, 2013, the decline in the volume of interest-earning assets outpaced the decline in growth of our interest-bearing liabilities by $545,000. The average yield on our interest-earning assets decreased 77 basis points to 4.07%, while the average rate we paid for our interest-bearing liabilities decreased 23 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of 54 basis points in our interest rate spread to 3.34% for the first six months of 2013, compared to 3.89% for the first six months of 2012. Our net interest margin was 3.46% and 4.02% for the comparable six month periods in 2013 and 2012, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a strong interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2013 and 2012:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2013	2012	2013	2012	2013	2012
Interest-earning assets:
Taxable securities	$102,213	$73,474	$574	$681	1.13%	1.86%
Nontaxable securities (1)	7,629	9,841	128	179	5.51%	5.97%
Short-term investments	54,418	29,018	109	72	0.40%	0.50%
Taxable loans	311,158	345,738	8,667	9,927	5.62%	5.77%
Non-taxable loans (1)	14,437	12,577	209	221	4.75%	5.76%

Total interest-earning assets	489,855	470,648	9,687	11,080	4.07%	4.84%

Interest-bearing liabilities:
Interest-bearing deposits	386,513	366,574	1,034	1,325	0.54%	0.73%
Short-term borrowed funds	14,166	17,354	123	155	1.75%	1.80%
Long-term debt	12,209	20,606	337	441	5.57%	4.30%

Total interest bearing liabilities	412,888	404,534	1,494	1,921	0.73%	0.95%

Net interest spread	$76,967	$66,114	$8,193	$9,159	3.34%	3.89%

Net interest margin (1) (% of earning assets)					3.46%	4.02%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The Company recovered $(774,000) for the six months ending June 30, 2013 compared to adding $703,000 of additional provision for the same period in 2012. There were net loan charge-offs of $546,000 for the six months ended June 30, 2013 as compared with net loan charge-offs of $449,000 during the same period of 2012. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $109,000 for the six month period ending June 30, 2013 as compared to the same period in 2012. Income from mortgage loan sales was $1.4 million for both the six months ended June 30, 2013 and 2012. Service charges on deposit accounts produced earnings of $797,000 for the six months ended June 30, 2013, a decrease of $71,000. The primary contributing factor is a decrease in NSF fees due in large part to changes in the regulatory governance. Other service fees and commissions experienced a 2.7% increase for the comparable six month period. This increase was directly related to brokerage commissions and asset management fees increasing. Gain on sale of other assets was $225,000 for the six months ended June 30, 2013 compared to $296,000 for the same period in 2012. The Company did realize a gain on the aforementioned sale of a piece of property being held in premises and equipment in the amount of $229,000 in the first quarter of

2013 and during the first quarter of 2012 the Company realized a gain on the sale of a government guaranteed loan of $276,000. Gains realized on the sale of securities were $14,000 for the six months in 2013 compared to $16,000 for the same period in 2012.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2013 was $11.9 million compared to $11.4 million for the same period of 2012; an increase of $527,000. Salaries and employee benefits, the largest component of noninterest expense, decreased $111,000 to $6.2 million for the period ending June 30, 2013. Net occupancy and equipment expense had a combined decrease of $37,000. Professional fees and services increased $309,000. Foreclosed real estate expense increased $313,000. The major factor related to the increase in foreclosed real estate expense was write downs on properties held in other real estate owned. These write downs were attributed to updated appraisals and the lowering of list prices during the first six months of 2013 totaling $758,000 compared to $527,000 in write downs for the same period in 2012. The increase in other professional fees and services was directly related to reimbursement of prior period legal fees totaling $360,000 during the first six months of 2012. Of this amount, $270,000 was related to a reimbursement for legal services under the Company’s employment practices liability insurance policy and $90,000 associated with a previous closed government guaranteed loan. The Company did receive final reimbursement totaling $40,000 of prior period legal fees. Other noninterest expense increased $131,000 for the comparable six month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended June 30,
	2013	2012
	(in thousands)

Postage	$104	$104
Telephone and data lines	92	89
Loan collection expense	194	144
Shareholder relations expense	87	78
Dues and subscriptions	83	89
Other	767	692

Total	$1,327	$1,196

Income Tax Expense

The Company had income tax expense of $509,000 for the six months ended June 30, 2013 resulting in an effective tax rate of 35.64%, compared to income tax expense of $452,000 and an effective rate of 29.10% in the 2012 period.

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

The recovery of loan losses was $(774,000) for the six months ended June 30, 2013 as compared to provision of $703,000 for the same period in 2012. At June 30, 2013 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $21.2 million compared to $26.1 million at December 31, 2012, a decrease of $4.9 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $9.5 million at December 31, 2012 to $7.5 million at June 30, 2013. The Company foreclosed on and transferred two loan relationships totaling $2.0 million into other real estate owned during the first quarter. This was the major factor behind the decrease in nonaccrual loans during the quarter. The Company had net loan charge-offs for the first six months of 2013 of $546,000 compared to net loan charge-offs of $449,000 for the same period in 2012.

The allowance expressed as a percentage of gross loans held for investment decreased 37 basis points from 2.07% at December 31, 2012 to 1.70% at June 30, 2013. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.24% at December 31, 2012 and 0.76% at June 30, 2013, while the individually evaluated allowance as a percentage of individually evaluated loans increased from 11.62% to 15.11%. While the amount of impaired loans declined due to the related transfer of foreclosed loans to other real estate owned, these loans while impaired only had minimal specific reserve dollars. The larger decline in impaired loan balances compared to the lower decline in specific loan reserves was behind the increase in the individually evaluated percentage. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these components created from Ordinary Least Squares (OLS) Regression of historical losses against multiple macro-economic factors make up the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations. During the fourth quarter of 2012, the

Company updated its allowance for loan loss model to more accurately assess the probability of losses inherent in the loan portfolio. The probabilities of default that the Company acquires from a third party vendor are associated with a two year horizon, while the allowance for loan loss is deemed to have a one year horizon. Therefore, the Company altered the model to account for this horizon; converting the two year probability of default into a one year probability of default for each obligor. At this time, the Company also updated the data inputs into the model; specifically the OLS regression coefficient and the probability of defaults obtained from the vendor. The net result of these alterations had minimal effect on the loan loss provision. During the first quarter of 2013 the Company updated the beacon scores that are one of the components used within the allowance model. Beacon scores are updated semi-annually. For the first time in several updates, beacon scores experienced significant improvement. This improvement coupled with a continued decline in loans relating to pay downs were the major factors behind the decrease in general reserves. During the second quarter of 2013, the Company updated the probability of default statistics that are used in the model. These statistics are updated periodically and like the beacon scores in the first quarter experienced significant improvement. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 2.88% at December 31, 2012, to 2.32% at June 30, 2013. Loans past due 30 to 89 days decreased $965,000, from $2.5 million at December 31, 2012 to $1.5 million at June 30, 2013. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at June 30, 2013 totaled $6.1 million compared to $6.8 million at December 31, 2012, and included in impaired loans.

The following nonperforming loan table shows the comparison of June 30, 2013 to December 31, 2012:

Nonperforming Assets

(dollars in thousands)

	June 30, 2013	December 31, 2012
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	7,463	9,480
Other real estate owned	9,454	8,713

Total nonperforming assets	$16,917	$18,193

Allowance for loans losses	$5,481	$6,801
Nonperforming loans to total loans	2.32%	2.88%
Allowance for loan losses to total loans	1.70%	2.07%
Nonperforming assets to total assets	3.19%	3.34%
Allowance for loan losses to nonperforming loans	73.45%	71.74%

During the first six months of 2013, the Company had a net increase of $741,000 in other real estate owned. The Company foreclosed on four loan relationships during first quarter of 2013. Two of these loan relationships resulted in twenty-two pieces of foreclosed real estate totaling $2.0 million being added to other real estate owned. The Company sold eleven pieces, or $783,000, of other real estate owned resulting in realized losses of $4,000. The Company recorded net valuation write-down adjustments of $758,000.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary banks have multiple funding sources, in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary banks’ established federal funds lines with correspondent banks aggregating $23.8 million at June 30, 2013, with available credit of $23.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $52.6 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $33.2 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $20.5 million at June 30, 2013, compared to $31.4 million at December 31, 2012.

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

The Company and its subsidiary banks have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. As previously discussed, each of the Company’s subsidiary banks had a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series B that was issued by each subsidiary bank. The preferred stock qualifies as Tier 1 capital at each bank and will pay dividends at a rate of 5.30%. Stanly raised $4.5 million, Anson raised $1.5 million and Cabarrus raised $1.9 million in new capital less total issuance costs of $113,000. The net total of $7.7 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At June 30, 2013, the Company had $11.1 million in subordinated debt outstanding and $2.7 million remaining in preferred stock issued to the United States Department of the Treasury after the repayment of $7.7 million to the United States Treasury. The Company has made all interest and dividend payments in a timely manner.

During the second quarter of 2013, the Company’s subsidiary, Bank of Stanly began a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The proceeds of this campaign will be used to repay the remaining $2.7 million in preferred stock issued to the United States Department of the Treasury.

Accounting and Regulatory Matters

On July 2, 2013, the Federal Reserve and the Office of the Comptroller of the Currency adopted a final rule that will revise the current risk-based and leverage capital requirements for banking organizations. The final rule is a continuation of joint notices of proposed rulemaking originally published in the Federal Register during August, 2012.

The final rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher overall minimum tier 1 capital requirement, incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. This additional capital is referred to as the “capital conservation buffer”. The “countercyclical capital buffer” provisions from the proposed rule have also been adopted, however, they apply only to large financial institutions (banks and bank holding companies with total consolidated assets of $250 billion or more) implementing the “advanced approaches” framework and are not applicable to the Company or its subsidiary banks.

The final rule permanently grandfathers the tier 1 capital treatment for certain non-qualifying capital instruments, including trust preferred securities, outstanding as of May 19, 2010.

Under the proposed rules released last August, banking organizations would have been required to recognize in regulatory capital all components of accumulated other comprehensive income (excluding accumulated net gains and losses on cash-flow hedges that relate to the hedging of items that are not recognized at fair value on the balance sheet). The final rule carries this requirement forward, with an exception for smaller banking organizations, such as the Company, which are not subject to the “advanced approaches” rule. Such organizations may make a one-time election not to include most elements of accumulated other comprehensive income (including unrealized gains and losses on securities designated as available-for-sale) in regulatory capital under the final rule. Organizations making this election will be permitted to use the currently existing treatment under the general risk-based capital rules that exclude most accumulated other comprehensive income elements from regulatory capital. The election must be made with the first call report or FR Y-9 report filed after the banking organization becomes subject to the final rule (January 2015 in the Company’s case).

The new rule also amends the existing methodologies for determining risk-weighted assets for all banking organizations. Specifically, the final rule assigns a 50% or 100% risk weight to mortgage loans secured by one-to-four family residential properties. Generally, residential mortgage loans secured by a first lien on a one- to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weight. All other one-to-four family residential mortgage loans, including loans secured by a junior lien on residential property, are assigned a 100% risk weight.

The mandatory compliance date for the Company and its subsidiary banks will be January 1, 2015, with a transition period for the capital conservation buffer until January 1, 2016, and additional transition periods for certain other measures under the new rule.

Management will continue to evaluate the potential effect of the new final rule over the coming quarters. As of the date of this report, management is not aware of any other known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Company’s liquidity, capital resources, or other operations.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d - 15(f) of the Exchange Act) during the second quarter of 2013. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2013.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
April 1, 2013 Through April 30, 2013	—	$—	—	$—
May 1, 2013 Through May 31, 2013	6,667	$3.00	—	$—
June 1, 2013 Through June 30, 2013	—	$—	—	$—

Total	6,667	$3.00	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or to pay a cash dividend.

(2)	On June 26, 2012 the Board of Directors of Uwharrie Capital Corp, after receiving approval from the United States Department of Treasury and the Federal Reserve Bank, its primary regulator, approved the repurchase of up to $400,000 of outstanding common stock. On June 27, 2012, 24,951 shares were repurchased for $68,615. On August 16, 2012, 6,250 shares were repurchased for $20,000. On September 29, 2012, 38,653 shares were repurchased for $154,612. On December 20, 2012, 20,406 shares were repurchased for $61,218. On March 21, 2013, 7,273 shares were repurchased for $20,001. On March 27, 2013, 10,452 shares were repurchased for $32,041. On May 28, 2013, 6,667 shares were repurchased for $20,000. As of June 30, 2013, there was $23,513 for repurchase under the approved plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

4	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.7	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.8	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 12, 2013	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 12, 2013	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

5	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.9	Incentive Stock Option Plan, as amended (1)

10.10	Employee Stock Ownership Plan and Trust (2)

10.11	2006 Incentive Stock Option Plan (3)

10.12	2006 Employee Stock Purchase Plan (3)

10.13	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.14	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.15	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.16	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.