Form 10-Q
period 2013-09-30
UWHARRIE CAPITAL CORP
filed 2013-11-08
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,471,204 shares of common stock outstanding as of November 4, 2013.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I.	FINANCIAL INFORMATION

Item 1 – Financial Statements

	September 30, 2013 (Unaudited)	December 31, 2012*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,065	$8,877
Interest-earning deposits with banks	49,651	72,851
Securities available for sale, at fair value	123,126	91,638
Loans held for sale	560	5,373
Loans:
Loans held for investment	312,148	329,183
Less allowance for loan losses	(5,259)	(6,801)

Net loans held for investment	306,889	322,382

Premises and equipment, net	13,885	14,952
Interest receivable	1,618	1,753
Restricted stock	1,319	2,265
Bank owned life insurance	6,486	6,394
Other real estate owned	9,264	8,713
Prepaid assets	782	635
Other assets	10,337	9,174

Total assets	$530,982	$545,007

LIABILITIES
Deposits:
Demand noninterest-bearing	$78,694	$70,347
Interest checking and money market accounts	225,546	211,066
Savings deposits	46,928	43,336
Time deposits, $100,000 and over	45,910	53,449
Other time deposits	65,906	79,414

Total deposits	462,984	457,612

Short-term borrowed funds	6,004	18,690
Long-term debt	11,165	12,673
Interest payable	231	270
Other liabilities	7,521	11,449

Total liabilities	487,905	500,694

Redeemable common stock held by the Employee Stock Ownership Plan (ESOP)	1,647	1,584

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,000,000 shares authorized;
2,258 and 10,000 shares of series A issued and outstanding;	2,258	10,000
500 shares of series B issued and outstanding	500	500
Discount on preferred stock	(25)	(100)
Common stock, $1.25 par value: 20,000,000 shares issued authorized; shares issued and outstanding 7,471,204 and 7,502,496 shares, respectively	9,339	9,378
Additional paid-in capital	12,049	12,201
Unearned ESOP compensation	(874)	(875)
Undivided profits	10,658	10,138
Accumulated other comprehensive income (loss)	(234)	1,487

Total Uwharrie Capital shareholders’ equity	33,671	42,729
Noncontrolling interest	7,759	—

Total shareholders’ equity	41,430	42,729

Total liabilities and shareholders’ equity	$530,982	$545,007

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,368	$4,809	$13,244	$14,957
Investment securities
US Treasury	103	145	296	432
US Government agencies and corporations	322	375	703	768
State and political subdivisions	61	75	189	255
Interest-earning deposits with banks and federal funds sold	24	29	133	101

Total interest income	4,878	5,433	14,565	16,513

Interest Expense
Interest checking and money market accounts	110	129	338	414
Savings deposits	47	49	131	154
Time deposits, $100,000 and over	135	195	462	610
Other time deposits	162	250	557	770
Short-term borrowed funds	19	98	142	253
Long-term debt	164	180	501	621

Total interest expense	637	901	2,131	2,822

Net interest income	4,241	4,532	12,434	13,691
Provision for (recovery of) loan losses	227	391	(547)	1,094

Net interest income after provision (recovery of) for loan losses	4,014	4,141	12,981	12,597

Noninterest Income
Service charges on deposit accounts	408	450	1,205	1,318
Other service fees and commissions	870	801	2,504	2,392
Gain on sale of securities (includes reclassification of $14 from accumulated other comprehensive income)	—	—	14	16
Gain (loss) on fixed assets and other assets	53	(80)	278	216
Income from mortgage loan sales	361	1,102	1,843	2,578
Other income	118	107	342	345

Total noninterest income	1,810	2,380	6,186	6,865

Noninterest Expense
Salaries and employee benefits	3,037	3,215	9,189	9,478
Net occupancy expense	295	293	845	863
Equipment expense	180	185	534	556
Data processing costs	186	204	578	638
Office supplies and printing	76	93	187	245
Foreclosed real estate expense	134	547	1,257	1,357
Professional fees and services	306	295	787	467
Marketing and donations	181	146	557	484
Electronic banking expense	258	227	729	681
Software amortization and maintenance	132	140	413	423
FDIC insurance	124	173	421	518
Other noninterest expense	649	632	1,975	1,828

Total noninterest expense	5,558	6,150	17,472	17,538

Income before income taxes	266	371	1,695	1,924
Income taxes (includes reclassification of $5 from accumulated other comprehensive income)	48	109	557	561

Net income	$218	$262	$1,138	$1,363

Consolidated net income	$218	262	1,138	1,363
Less: net income attributable to noncontrolling Interest	(111)	—	(328)	0

Net income attributable to Uwharrie Capital Corp	107	262	810	1,363
Dividends – preferred stock	(64)	(161)	(290)	(484)

Net income available to common shareholders	$43	$101	$520	$879

Net income per common share
Basic	$0.01	$0.01	$0.07	$0.12

Diluted	$0.01	$0.01	$0.07	$0.12

Weighted average shares outstanding
Basic	7,268,763	7,379,657	7,287,482	7,416,453
Diluted	7,268,763	7,379,657	7,287,482	7,416,453

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Net Income	$218	$262	$1,138	$1,363

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	(91)	414	(2,641)	366
Related tax effect	30	(143)	916	(126)
Reclassification of (gain) loss recognized in net income	—	—	(14)	(16)
Related tax effect	—	—	5	6

Total other comprehensive income (loss)	(61)	271	(1,734)	230

Comprehensive income (loss)	157	533	(596)	1,593

Less: Comprehensive income (loss) attributable to noncontrolling interest	(111)	—	(328)	—

Comprehensive income (loss) attributable to Uwharrie Capital	$46	$533	$(924)	$1,593

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Preferred Stock Series A	Preferred Stock Series B	Discount on Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
(dollars in thousands, except share data)

Balance, December 31, 2012	7,502,496	$10,000	$500	$(100)	$9,378	$12,201	$(875)	$10,138	$1,487	$—	$42,729
Net Income	—	—	—	—	—	—	—	810	—	328	1,138
Repurchase of common stock	(31,292)	—	—	—	(39)	(53)	—	—	—	—	(92)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,721)	—	(1,721)
Release of ESOP shares	—	—	—	—	—	(36)	70	—	—	—	34
Increase in ESOP notes receivable	—	—	—	—	—	—	(69)	—	—	—	(69)
Reclass to mezzanine capital	—	—	—	—	—	(63)	—	—	—	—	(63)
Repayment of preferred stock series A	—	(7,742)	—	—	—	—	—	—	—	—	(7,742)
Issuance of preferred stock series B (noncontrolling interest)	—	—	—	—	—	—	—	—	—	7,855	7,855
Record costs of series B preferred stock (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(113)	(113)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend and discount accretion	—	—	—	75	—	—	—	(290)	—	—	(215)

Balance, September 30, 2013	7,471,204	$2,258	$500	$(25)	$9,339	$12,049	$(874)	$10,658	$(234)	$7,759	$41,430

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,138	$1,363
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	584	718
Net amortization of security premiums/discounts	1,163	907
Net amortization of mortgage servicing rights	619	609
Impairment of foreclosed real estate	745	988
Impairment of (recovery of) other assets	(75)	50
Provision for (recovery of) loan losses	(547)	1,094
Stock compensation	—	3
Net realized gain on sales / calls available for sales securities	(14)	(16)
Income from mortgage loan sales	(1,843)	(2,578)
Proceeds from sales of loans held for sale	67,218	89,969
Origination of loans held for sale	(60,562)	(86,458)
Gain on sale of premises, equipment and other assets	(229)	(276)
Increase in cash surrender value of life insurance	(92)	(183)
(Gain) loss on sales of foreclosed real estate	(18)	60
Release of ESOP shares	34	35
Net change in interest receivable	135	149
Net change in other assets	(576)	137
Net change in interest payable	(39)	(24)
Net change in other liabilities	3,454	873

Net cash provided by operating activities	11,095	7,420

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	11,413	19,215
Purchase of securities available for sale	(46,693)	(61,369)
Net decrease in loans	12,768	24,845
Proceeds from sales of premises, equipment and other assets	949	—
Purchase of premises and equipment	(237)	(610)
Proceeds from sales of foreclosed real estate	1,994	1,724
Investment in other assets	(356)	(260)
Net decrease in restricted stock	946	1,024

Net cash used in investing activities	(19,216)	(15,431)

Cash flows from financing activities
Net increase in deposit accounts	5,372	19,062
Net decrease in short-term borrowed funds	(12,686)	(156)
Net decrease in long-term debt	(1,508)	(12,557)
Proceeds from preferred stock series B issued by subsidiaries	360	—
Repayment of preferred stock series A	(7,742)	—
Increase in unearned ESOP compensation	(69)	(176)
Repurchase of common stock	(92)	(243)
Dividend and discount accretion on preferred stock	(215)	(409)
Dividend and cost accretion on noncontrolling interest	(311)	—

Net cash provided (used in) in financing activities	(16,891)	5,521

Increase (decrease) in cash and cash equivalents	(25,012)	(2,490)
Cash and cash equivalents, beginning of period	81,728	28,687

Cash and cash equivalents, end of period	$56,716	$26,197

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,170	$2,846
Income taxes paid	648	78
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(1,721)	$230
Loans transferred to foreclosed real estate	3,272	1,649
Company financed sales of other real estate owned	(213)	(188)
Net change in ESOP liability	63	—

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Bank of Stanly (“Stanly”), Anson Bank & Trust Co. (“Anson”), Cabarrus Bank & Trust Company (“Cabarrus”), Strategic Investment Advisors, Inc. (“SIA”), and Uwharrie Mortgage Inc. Stanly consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by Stanly. On September 1, 2013, Anson and Cabarrus were consolidated into Stanly and effective September 1, 2013, Stanly’s name was changed to Uwharrie Bank (“Uwharrie”).

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

Note 2 – Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other accumulated comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of accumulated other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale. The following table presents the changes in accumulated other comprehensive income for the three and nine months ending September 30, 2013:

	Unrealized holding gains on available-for-sale Securities (net)
	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(dollars in thousands)
Beginning Balance	$(173)	$1,487

Other comprehensive income (loss) before reclassifications, net of $30,000 and $916,000 tax effect, respectively	(61)	(1,712)

Amounts reclassified from accumulated other Comprehensive income, net of $5,000 tax effect	—	(9)

Net current-period other comprehensive loss	(61)	(1,721)

Ending Balance	$(234)	$(234)

Note 3 – Noncontrolling Interest

During the third quarter of 2012, each of the Company’s subsidiary banks began a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series B to be issued by each subsidiary bank. The preferred stock qualifies as Tier 1 capital at each bank and will pay dividends at an annual rate of 5.30%. The preferred stock has no voting rights. The offerings ended on December 31, 2012 with Stanly raising $4.5 million, Anson raising $1.5 million and Cabarrus raising $1.9 million in new capital less total issuance costs of $113,000. These funds were held in an escrow account at December 31, 2012 and the new preferred stock was issued in January 2013. The total net amount of capital raised $7.7 million at the subsidiary bank level, consolidates up to the Company and is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Beginning September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B has rolled into one issue under Uwharrie Bank effective with the consolidation and name change.

During the third quarter of 2013, the Company’s subsidiary bank, Uwharrie Bank, began a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series C to be issued by the subsidiary bank. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The preferred stock has no voting rights. The offering ended September 15, 2013 with Uwharrie raising $2.8 million in new capital less total issuance costs of $23,000. At September 30, 2013, these funds were held in an escrow account and the new preferred stock was issued on October 1, 2013.

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For the three and nine months ended September 30, 2013, the Company’s 92,491 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. The Company had 122,341 stock options outstanding for the three and nine months ended September 30, 2012, and they did not have a dilutive effect.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted average number of common shares outstanding	7,473,903	7,563,255	7,473,903	7,563,255

Effect of ESOP shares	(205,140)	(183,598)	(186,421)	(146,802)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,268,763	7,379,657	7,287,482	7,416,453

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,268,763	7,379,657	7,287,482	7,416,453

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$23,522	$572	$222	$23,872
U.S. Government agencies	52,384	243	946	51,681
GSE – Mortgage-backed securities and CMO’s	40,235	229	630	39,834
State and political subdivisions	7,353	386	—	7,739

Total securities available for sale	$123,494	$1,430	$1,798	$123,126

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$18,731	$846	$1	$19,576
U.S. Government agencies	21,689	485	—	22,174
GSE – Mortgage-backed securities and CMO’s	40,766	379	123	41,022
State and political subdivisions	8,165	701	—	8,866

Total securities available for sale	$89,351	$2,411	$124	$91,638

At both September 30, 2013 and December 31, 2012, the Company owned Federal Reserve Bank stock reported at cost of $467,000 and $803,000, respectively that is included in other assets. Also at September 30, 2013 and December 31, 2012, the Company owned Federal Home Loan Bank Stock (FHLB) of $852,000 and $1.5 million, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks. These investments are carried at cost since there is no ready market and historically redemption has been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2013.

Results from sales of securities available for sale for the three and nine month period ended September 30, 2013 and September 30, 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)

Gross proceeds from sales	$—	$—	$426	$8,996

Realized gains from sales	$—	$—	$14	$128
Realized losses from sales	—	—	—	(112)

Net Realized gains	$—	$—	$14	$16

At September 30, 2013 and December 31, 2012, securities available for sale with a carrying amount of $63.2 million and $48.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. These unrealized losses on investment securities are a result of temporary fluctuations in the market prices due to a rise in interest rates, which will adjust if rates decline, and a volatile market. Management does not believe these fluctuations are a reflection of the quality of the investments. At September 30, 2013, the unrealized losses for securities less than twelve months related to two United States Treasury notes, ten government agency bonds and ten government sponsored enterprise (GSE) mortgage backed securities. The Company did have two GSE mortgage backed securities that had been in a loss position for more than twelve months. At December 31, 2012, the unrealized losses related to two United States Treasury notes and seven mortgage backed securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$7,193	$222	$—	$—	$7,193	$222
U.S. Gov’t agencies	37,420	946	—	—	37,420	946
GSE-Mortgage-backed securities and CMO’s	18,706	533	4,077	97	22,783	630
State and political subdivisions	—	—	—	—	—	—

	$63,319	$1,701	$4,077	$97	$67,396	$1,798

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$2,485	$1	$—	$—	$2,485	$1
U.S. Gov’t agencies	—	—	—	—	—	—
GSE-Mortgage-backed securities and CMO’s	21,355	123	—	—	21,355	123
State and political subdivisions	—	—	—	—	—	—

	$23,840	$124	$—	$—	$23,840	$124

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

At September 30, 2013, the Company had two GSE mortgage backed securities that had been in a loss position for twelve months or more. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. At September 30, 2013, the Company had no intent to sell and was not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery. For the three and nine months ended September 30, 2013, there were no available for sale securities deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2013 by remaining contractual maturity are as follows:

	September 30, 2013
	Amortized Cost	Estimated Fair Value	Book Yield
Securities available for sale

U. S. Treasury
Due after one but within five years	16,107	16,679	1.91%
Due after five but within ten years	7,415	7,193	1.27%

	23,522	23,872	1.71%

U.S. Government agencies
Due within twelve months	5,002	5,050	2.27%
Due after one but within five years	28,422	28,247	1.32%
Due after five but within ten years	18,960	18,384	1.36%

	52,384	51,681	1.43%

Mortgage-backed securities
Due after one but within five years	2,630	2,545	1.66%
Due after five but within ten years	5,069	5,170	1.83%
Due after ten years	32,536	32,119	1.59%

	40,235	39,834	1.62%

State and political subdivisions
Due within twelve months	481	489	3.28%
Due after one but within five years	1,129	1,218	3.75%
Due after five but within ten years	4,725	4,983	3.12%
Due after ten years	1,018	1,049	4.18%

	7,353	7,739	3.37%

Total Securities available for sale
Due within twelve months	5,483	5,539	2.36%
Due after one but within five years	48,288	48,689	1.59%
Due after five but within ten years	36,169	35,730	1.64%
Due after ten years	33,554	33,168	1.67%

	$123,494	$123,126	1.66%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial
Commercial	$46,001	$41,390
Real estate – commercial	96,745	103,304
Other real estate construction loans	19,435	25,052
Noncommercial
Real estate 1 – 4 family construction	3,610	3,080
Real estate – residential	90,714	93,927
Home equity	46,133	48,517
Consumer loans	8,757	12,986
Other loans	690	822

	312,085	329,078
Less:
Allowance for loan losses	(5,259)	(6,801)
Deferred loan (fees) costs, net	63	105

Loans held for investment, net	$306,889	$322,382

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and nine months periods ended September 30, 2013 and 2012, respectively:

Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)

Balance, beginning of period	$2,542	$2,650	$2,791	$2,904
Provision (recovery) charged to operations	(259)	424	(152)	476
Charge-offs	(217)	(367)	(612)	(721)
Recoveries	20	5	59	53

Net (charge-offs)	(197)	(362)	(553)	(668)

Other	(1)	—	(1)	—

Balance at end of period	$2,085	$2,712	$2,085	$2,712

Non-Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)

Balance, beginning of period	$2,939	$4,419	$4,010	$3,911
Provision (recovery) charged to operations	486	(33)	(395)	618
Charge-offs	(257)	(229)	(522)	(400)
Recoveries	10	14	85	42

Net (charge-offs)	(247)	(215)	(437)	(358)

Other	(4)	—	(4)	—

Balance at end of period	$3,174	$4,171	$3,174	$4,171

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2013 and December 31, 2012:

September 30, 2013
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$1,278	$8,732	$807	$153,449	$2,085	$162,181
Non-Commercial	1,559	10,355	1,615	139,612	3,174	149,967

Total	$2,837	$19,087	$2,422	$293,061	$5,259	$312,148

December 31, 2012
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$1,428	$14,979	$1,363	$154,767	$2,791	$169,746
Non-Commercial	1,606	11,128	2,404	148,309	4,010	159,437

Total	$3,034	$26,107	$3,767	$303,076	$6,801	$329,183

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

September 30, 2013
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$307	$307	$45,694	$46,001	$—
Real estate – commercial	40	2,259	2,299	94,446	96,745	—
Other real estate construction	—	1,581	1,581	17,854	19,435	—
Real estate 1 – 4 family construction	115	—	115	3,495	3,610	—
Real estate – residential	1,587	1,842	3,429	87,348	90,777	—
Home equity	333	213	546	45,587	46,133	—
Consumer loans	73	—	73	8,684	8,757	—
Other loans	—	—	—	690	690	—

Total	$2,148	$6,202	$8,350	$303,798	$312,148	$—

December 31, 2012
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$98	$437	$535	$40,855	$41,390	$—
Real estate – commercial	708	3,032	3,740	99,564	103,304	—
Other real estate construction	12	2,945	2,957	22,095	25,052	—
Real estate construction	—	—	—	3,080	3,080	—
Real estate – residential	1,309	2,507	3,816	90,216	94,032	—
Home equity	162	558	720	47,797	48,517	—
Consumer loan	218	1	219	12,767	12,986	—
Other loans	—	—	—	822	822	—

Total	$2,507	$9,480	$11,987	$317,196	$329,183	$—

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

The composition of nonaccrual loans by class as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(dollars in thousands)

Commercial	$307	$437
Real estate – commercial	2,259	3,032
Other real estate construction	1,581	2,945
Real estate 1 – 4 family construction	—	—
Real estate – residential	1,842	2,507
Home equity	213	558
Consumer loans	—	1
Other loans	—	—

	$6,202	$9,480

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2013 and December 31 2012:

September 30, 2013
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$45,189	$385	$427	$—	$46,001
Real estate – commercial	84,513	6,450	5,782	—	96,745
Other real estate construction	16,640	630	2,165	—	19,435
Real estate 1 – 4 family construction	3,451	159	—	—	3,610
Real estate – residential	73,276	12,437	5,064	—	90,777
Home equity	44,525	922	686	—	46,133
Consumer loans	8,324	360	73	—	8,757
Other loans	690	—	—	—	690

Total	$276,608	$21,343	$14,197	$—	$312,148

December 31, 2012
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$39,800	$836	$754	$—	$41,390
Real estate – commercial	84,748	9,337	9,219	—	103,304
Other real estate construction	20,684	577	3,477	314	25,052
Real estate 1 – 4 family construction	3,080	—	—	—	3,080
Real estate – residential	78,115	9,728	6,189	—	94,032
Home equity	46,590	914	1,013	—	48,517
Consumer loans	12,360	512	114	—	12,986
Other loans	822	—	—	—	822

Total	$286,199	$21,904	$20,766	$314	$329,183

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2013 and December 31, 2012:

September 30, 2013
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$45,694	$307	$46,001
Real estate – commercial	94,486	2,259	96,745
Other real estate construction	17,854	1,581	19,435
Real estate 1 – 4 family construction	3,610	—	3,610
Real estate – residential	88,935	1,842	90,777
Home equity	45,920	213	46,133
Consumer loans	8,757	—	8,757
Other loans	690	—	690

Total	$305,946	$6,202	$312,148

December 31, 2012
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$40,953	$437	$41,390
Real estate – commercial	100,272	3,032	103,304
Other real estate construction	22,107	2,945	25,052
Real estate 1 – 4 family construction	3,080	—	3,080
Real estate – residential	91,524	2,507	94,031
Home equity	47,960	558	48,518
Consumer loans	12,985	1	12,986
Other loans	822	—	822

Total	$319,703	$9,480	$329,183

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2013 and December 31, 2012:

September 30, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Recorded Investment Accruing Loans 90 or More Days Past Due	Recorded Investment Loans in Non-accrual
	(dollars in thousands)

Commercial	$648	$—	$529	$449	$—	$307
Real estate – commercial	8,222	4,040	2,119	487	—	2,259
Other real estate construction	2,093	301	1,742	342	—	1,581
Real estate 1 – 4 family construction	375	26	349	16	—	—
Real estate – residential	9,078	4,144	4,934	1,127	—	1,842
Home equity	754	273	481	347	—	213
Consumer loans	148	79	69	69	—	—
Other loans	1	1	—	—	—	—

Total	$21,319	$8,864	$10,223	$2,837	$—	$6,202

December 31, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Recorded Investment Accruing Loans 90 or More Days Past Due	Recorded Investment Loans in Non-accrual
	(dollars in thousands)

Commercial	$1,977	$388	$1,470	$616	$—	$437
Real estate – commercial	11,299	6,341	2,895	411	—	3,032
Other real estate construction	3,935	2,437	1,448	401	—	2,945
Real estate 1 – 4 family construction	840	713	127	127	—	—
Real estate – residential	8,985	3,994	4,991	1,215	—	2,507
Home equity	1,068	521	547	159	—	558
Consumer loans	235	39	196	105	—	1
Other loans	—	—	—	—	—	—

Total	$28,339	$14,433	$11,674	$3,034	$—	$9,480

	Three Months ended September 30, 2013		Three Months ended September 30, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$926	$3	$1,112	$23
Real estate – commercial	6,978	48	12,245	153
Other real estate construction	2,091	3	4,168	55
Real estate 1 – 4 family construction	376	7	1,014	15
Real estate – residential	8,727	52	12,680	166
Home equity	908	4	1,333	18
Consumer loans	148	2	343	4
Other loans	—	—	—	—

Total	$20,154	$119	$32,895	$434

	Nine Months ended September 30, 2013		Nine Months ended September 30, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$1,001	$11	$1,301	$50
Real estate – commercial	7,340	186	12,397	493
Other real estate construction	2,108	16	4,112	180
Real estate 1 – 4 family construction	383	18	1,124	31
Real estate – residential	8,693	273	12,261	477
Home equity	954	17	1,244	42
Consumer loans	169	6	332	14
Other loans	—	—	—	—

Total	$20,648	$527	$32,771	$1,287

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

For the three and nine months ended September 30, 2013 and 2012 the following tables present a breakdown of the types of concessions made by loan class:

Three months ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate – commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	269	268
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$269	$268

	Three months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$33	$33
Real estate – commercial	—	—	—
Other real estate construction	1	49	49
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	217	217
Home equity	—	—	—
Consumer loans	2	62	62
Other loans	—	—	—

Total	8	$361	$361

Nine months ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate – commercial	1	357	342
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	468	458
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	5	$825	$800

	Nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	3	$111	$101
Real estate – commercial	2	619	113
Other real estate construction	1	49	49
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	5	242	240
Home equity	—	—	—
Consumer loans	3	114	108
Other loans	—	—	—

Total	14	$1,135	$611

The following tables present loans that were modified as troubled debt restructurings within the previous twelve months ending September 30, 2013 and 2012 for which there was a payment default:

Twelve months ended September 30, 2013
	Number of Loans	Recorded Investment
(dollars in thousands)
Other:
Commercial	—	$—
Real estate – commercial	—	—
Other real estate construction	—	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	—	—
Home Equity loans	—	—
Consumer loans	—	—
Other loans	—	—

Total	—	$—

	Twelve months ended September 30, 2012
	Number of Loans	Recorded Investment
	(dollars in thousands)
Other:
Commercial	1	$33
Real estate – commercial	—	—
Other real estate construction	1	49
Real estate 1 – 4 family construction	—	—
Real estate – residential	5	240
Home Equity loans	—	—
Consumer loans	2	64
Other loans	—	—

Total	9	$386

A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement. As mentioned, the Company considers TDRs to be impaired loans and has $639,000 in allowance for loan loss as of September 30, 2013, as a direct result of these TDR’s.

The following tables present the successes and failures of the types of modifications within the previous twelve months ending September 30, 2013 and 2012:

September 30, 2013
	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
(dollars in thousands)

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of Principal	—	—	10	1,578	—	—	—	—
Other Loans	—	—	—	—	—	—	—	—

Total	—	$—	10	$1,578	—	$—	—	$—

September 30, 2012
	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Other Loans	—	—	6	352	—	—	11	897

Total	—	$—	6	$352	—	$—	11	$897

The Company has not committed to fund any additional disbursements for TDR’s.

Note 9 – Commitments and Contingencies

The subsidiary bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The bank’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2013, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$62,112
Credit card commitments	8,102
Standby letters of credit	1,100

Total commitments	$71,314

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At September 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$23,872	$23,872	$—	$—
US Government Agencies	51,681	—	51,681	—
GSE – Mortgage-backed securities and CMO’s	39,834	—	39,834	—
State and political subdivisions	7,739	—	7,739	—

Total assets at fair value	$123,126	$23,872	$99,254	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$19,576	$19,576	$—	$—
US Gov’t Agencies	22,174	—	22,174	—
GSE – Mortgage-backed securities and CMO’s	41,022	—	41,022	—
State and political subdivisions	8,866	—	8,866	—

Total assets at fair value	$91,638	$19,576	$72,062	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$7,386	$—	$—	$7,386
Loans held for sale	560	—	560	—
Other real estate owned	4,206	—	—	4,206

Total assets at fair value	$12,152	$—	$560	$11,592

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$8,640	$—	$—	$8,640
Loans held for sale	5,373	—	5,373	—
Other real estate owned	5,596	—	—	5,596

Total assets at fair value	$19,609	$—	$5,373	$14,236

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 30%

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2013 and December 31, 2012, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2013 and December 31, 2012:

September 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$56,716	$56,716	$56,716	$—	$—
Securities available for sale	123,126	123,126	23,872	99,254	—
Loans held for investment, net	306,889	315,061	—	—	315,061
Loans held for sale	560	560	—	560	—
Restricted stock	1,319	1,319	1,319	—	—
Bank-owned life insurance	6,486	6,486	—	—	6,486
Mortgage servicing rights	2,436	3,010	—	—	3,010
Accrued interest receivable	1,618	1,618	—	—	1,618

FINANCIAL LIABILITIES
Deposits	$462,984	$450,552	$—	$—	$450,552
Short-term borrowings	6,004	6,038	—	6,038	—
Long-term borrowings	38	38	—	38	—
Junior subordinated debt	11,127	11,252	—	—	11,252
Accrued interest payable	231	231	—	—	231

December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$81,728	$81,728	$81,728	$—	$—
Securities available for sale	91,638	91,638	19,576	72,062	—
Loans held for investment, net	322,382	331,386	—	—	331,386
Loans held for sale	5,373	5,373	—	5,373	—
Restricted stock	2,265	2,265	2,265	—	—
Bank-owned life insurance	6,394	6,394	—	—	6,394
Mortgage servicing rights	2,394	2,394	—	—	2,394
Accrued interest receivable	1,753	1,753	—	—	1,753

FINANCIAL LIABILITIES
Deposits	$457,612	$446,669	$—	$—	$446,669
Short-term borrowings	18,690	18,690	—	18,690	—
Long-term borrowings	1,546	1,702	—	1,702	—
Junior subordinated debt	11,127	11,268	—	—	11,268
Accrued interest payable	270	270	—	—	270

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 10.

•	Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Bank-owned life insurance – The carrying amount of bank-owned life insurance is the current cash surrender value and is recorded in level 3.

•	Mortgage serving rights – Fair value is determined based upon discounted cash flows using market-based assumptions and is recorded in Level 3.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•	Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 3. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At September 30, 2013, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

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

Note 13 – Subsequent Events

On October 3, 2013, the Company received approval to repurchase at par value, the remaining $2.3 million, or 258 shares, of Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Treasury under the Capital Purchase Program in December of 2008. This completed the Company’s repurchase at par value of the total $10.0 million of preferred stock issued in December of 2008.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012.

During the nine months ended September 30, 2013, the Company’s total assets decreased $14.0 million, from $545.0 million to $531.0 million. The decrease was related entirely to the decline in loans held for investment.

Cash and cash equivalents decreased $25.0 million, during the nine months ended September 30, 2013. Cash and due from banks decreased $1.8 million, while interest-earning deposits with banks decreased $23.2 million. The Company has continued to invest excess cash into securities to maximize the yield.

Investment securities increased $31.5 million to $123.1 million for the nine months ended September 30, 2013. During the first nine months of 2013, the Company purchased securities of $46.7 million. The increase from new purchases was reduced by maturities and calls of $350,000, sales of $405,000 and normal reductions stemming from principal payments on mortgage backed securities. The Company is investing the funds generated from the pay downs in the loan portfolio and the increase in deposits, in lower duration securities as well as variable rate securities. These sectors should provide better protection from interest rate risk in a rising rate environment, mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At September 30, 2013, the Company’s securities portfolio had net unrealized losses of $368,000.

Loans held for investment decreased from $329.2 million to $312.1 million, a decrease of $17.1 million. All areas of the loan portfolio decreased during the first nine months of 2013 with the exception of commercial loans and real estate one to four family construction that grew by $4.6 million and $530,000, respectively. Commercial real estate loans experienced the largest decline of $6.6 million during the period. Other real estate construction also experienced a $5.6 million decrease for the same period. The Company had two commercial real estate relationships that were foreclosed on for $2.1 million. The remainder of the decrease was related to payoffs and construction loans being converted to permanent loans. Loans held for sale decreased 89.6% or $4.8 million. The allowance for loan losses was $5.3 million, at September 30, 2013, which represented 1.68% of the loan portfolio compared to $6.8 million or 2.1% at December 31, 2012.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets, and other assets. Bank owned life insurance and prepaid assets increased $92,000 and $147,000, respectively, while accrued interest declined $135,000. Premises and equipment declined $1.1 million. The decrease in premises and equipment was related to the sale of a piece of property that had been purchased for further use. The property was sold for $949,000, with the Company realizing a gain on the sale of $229,000. Restricted stock which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock decreased $946,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. The Company’s required ownership in Federal Reserve Bank stock decreased $336,000 to $467,000, while the required ownership in Federal Home Loan Bank decreased $610,000 to $852,000 during the first nine months of 2013. Other real estate owned increased $551,000. The Company foreclosed on nine loan relationships totaling $3.3 million during the first nine months of 2013. Two of these loan relationships resulted in twenty-two pieces of foreclosed real estate totaling $2.0 million being added to other real estate owned. The Company sold twenty-one pieces, or $2.0 million, of other real estate owned resulting in realized gains of $18,000. The Company recorded net valuation write-down adjustments of $745,000. The majority, or $678,000, of the write-downs was attributed to one piece of property. Other assets increased $1.1 million, primarily resulting from an increase in deferred tax assets due to the reduction in unrealized gains in the available for sale securities portfolio.

Customer deposits, our primary funding source, experienced a $5.4 million increase during the nine months ended September 30, 2013, increasing from $457.6 million to $463.0 million. Demand noninterest bearing checking increased $8.3 million and interest checking and money market accounts increased $14.5 million, while savings deposits increased $3.6 million for the period. These increases were offset by declines in time deposits over $100,000 of $7.5 million and other time deposits of $13.5 million.

Total borrowings decreased $14.2 million for the period and consist of both short-term and long-term borrowed funds, primarily from the Federal Home Loan Bank. The maturity of $12.5 million in Federal Home Loan Bank advances played a major part in the decrease. At September 30, 2013, $1.5 million of the total borrowings of $17.2 million were comprised of Federal Home Loan Bank advances. Other components of total borrowings include $11.1 million in junior subordinated debt and $4.5 million in master notes and other secured borrowings.

Other liabilities decreased from $11.4 million at December 31, 2012 to $7.5 million at September 30, 2013, a decrease of $3.9 million. At December 31, 2012, the Company had a combined total of $7.9 million being held in escrow related to the Company’s subsidiary banks’ preferred stock offering in the last half of 2012. This preferred stock was issued in the first quarter of 2013. At September 30, 2013, the Company had $2.8 million being held in escrow related to the Company’s subsidiary bank’s preferred stock offering during the third quarter of 2013. This preferred stock was issued on October 1, 2013.

The Company has an Employee Stock Ownership Plan (ESOP) in place. Late in 2011, the Internal Revenue Service issued IRS notice 2011-19 that drew a clear line between what stock exchanges are considered public and which are not. The Company historically trades its stock on the Bulletin Board, which is a publically traded exchange, however, the IRS no longer recognizes the Bulletin Board as a public exchange. The result of this ruling is that companies that have ESOP plans in place are required to set aside funds to handle allocated shares put back to the company. The plan that the Company has includes a put option that requires the Company to repurchase allocated shares of participants at the participants’ option. The Company reclassed capital from additional paid-in capital to set aside the liability to cover all allocated shares that the Company may be requested to buy back. During the third quarter of 2013, the Company reclassed an additional $63,000 to this liability from additional paid-in capital.

At September 30, 2013, total shareholders’ equity was $41.4 million, a decrease of $1.3 million from December 31, 2012. Net income for the period was $1.1 million. Unrealized gains and losses on investment securities net of tax decreased $1.7 million. The Company also recorded $290,000 in dividends on its series A and B preferred stock for the nine month period ended September 30, 2013. The Company also has $328,000 in dividends attributed to noncontrolling interest. The Company repurchased at par, $7.7 million of its series A preferred stock that was issued to the United States Treasury. The Company’s subsidiary banks issued $7.8 million of series B preferred stock that is presented less issuance costs, as noncontrolling interest. The Company, after receiving approval from the United States Department of the Treasury and the Federal Reserve, repurchased common stock totaling $92,000. At September 30, 2013, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $218,000 for the three months ended September 30, 2013, as compared to $262,000 for the three months ended September 30, 2012, a decrease of $44,000. Net income available to common shareholders was $43,000 or $0.01 per common share for the three months ended September 30, 2013, compared to $101,000 or $0.01 per common share for the three months ended September 30, 2012. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest.

Net Interest Income

As with most financial institutions, the primary component of earnings for our bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and wholesale borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the three months ended September 30, 2013 and September 30, 2012 was $4.2 million and $4.5 million, respectively, a decrease of $291,000. During the current quarter, our decline in the volume of interest-earning assets outpaced the volume of interest-bearing liabilities by $296,000. The average yield on our interest–earning assets decreased 49 basis points to 4.12%, while the average rate we paid for our interest-bearing liabilities decreased 25 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve Open Market Committee adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in a decrease of 24 basis points in our interest rate spread, from 3.73% in 2012 to 3.49% in 2013. Our net interest margin was 3.59% and 3.86% for the comparable periods in 2013 and 2012, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2013 and 2012:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)	Average Balance		Income/Expenses		Rate/Yield
	2013	2012	2013	2012	2013	2012
Interest-earning assets:
Taxable securities	$116,491	$109,611	$425	$520	1.45%	1.89%
Nontaxable securities (1)	7,659	10,212	61	75	4.49%	4.76%
Short-term investments	39,633	16,208	24	29	0.24%	0.71%
Taxable loans	300,609	330,705	4,257	4,702	5.62%	5.66%
Non-taxable loans (1)	15,959	12,319	111	107	4.49%	5.60%

Total interest-earning assets	480,351	479,055	4,878	5,433	4.12%	4.61%

Interest-bearing liabilities:
Interest-bearing deposits	384,966	374,426	454	623	0.47%	0.66%
Short-term borrowed funds	8,014	19,509	19	98	0.94%	2.00%
Long-term debt	11,167	14,003	164	180	5.83%	5.11%

Total interest bearing liabilities	404,147	407,938	637	901	0.63%	0.88%

Net interest spread	$76,204	$71,117	$4,241	$4,532	3.49%	3.73%

Net interest margin (1) (% of earning assets)					3.59%	3.86%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The provision for loan loss was $227,000 for the three months ending September 30, 2013 compared to $391,000 for the same period in 2012. There were net loan charge-offs of $444,000 for the three months ended September 30, 2013, as compared with net loan charge-offs of $577,000 during the same period of 2012. Refer to the Asset Quality discussion on page 33 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance to our long term success. Total noninterest income decreased $570,000 for the three month period ending September 30, 2013 as compared to the same period in 2012. Income from mortgage loan sales decreased $741,000 from $1.1 million for the quarter ended September 30, 2012 to $361,000 for the same period in 2013. Service charges on deposit accounts produced revenue of $408,000, a decrease of $42,000 for the three months ended September 30, 2013. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced a $69,000 or 8.6% increase for the comparable three month period, primarily due to an increase in brokerage commissions and asset management fees. The Company realized gains on the sale of other real estate owned of $22,000 for the three months ended September 30, 2013 compared to realized losses of $80,000 for the same period in 2012.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2013 was $5.6 million compared to $6.2 million for the same period of 2012, a decrease of $592,000. Salaries and employee benefits, the largest component of noninterest expense, decreased $178,000 for the quarter ending September 30, 2013. Foreclosed real estate expense decreased $413,000 for the three months ending September 30, 2013. The major factor related to the decrease in foreclosed real estate expense was a decline in write-downs on properties held in other real estate owned. These write-downs are attributed to updated appraisals and the lowering of list prices. There were no write-downs for the three month period in 2013 compared to $461,000 for the same period in 2012. Professional fees and services were $306,000 during the three months ending September 30, 2013 as compared to $295,000 for the same period in 2012. Other noninterest expense increased $34,000 for the comparable three month period. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended September 30,
	2013	2012
	(dollars in thousands)

Postage	$46	$44
Telephone and data lines	51	41
Loan collection expense	102	81
Shareholder relations expense	44	51
Dues and subscriptions	31	39
Other	375	376

Total	$649	$632

Income Tax Expense

The Company had income tax expense of $48,000 for the three months ended September 30, 2013 compared to income tax expense of $109,000 in the 2012 period.

Comparison of Results of Operations For the Nine Months Ended September 30, 2013 and 2012.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.1 million for the nine months ended September 30, 2013, as compared to $1.4 million for the nine months ended September 30, 2012, a decrease of $225,000. Net income available to common shareholders was $520,000 or $0.07 per common share at September 30, 2013, compared to $879,000 or $0.12 per common share at September 30, 2012. Net income available to common shareholders is net income less any dividends on preferred stock related to the capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2013 was $2.1 million as compared to $2.8 million during the nine months ended September 30, 2012, resulting in a decrease of $691,000. During the nine months ending September 30, 2013, the decline in the volume of interest-earning assets outpaced the decline in growth of our interest-bearing liabilities by $820,000. The average yield on our interest–earning assets decreased 68 basis points to 4.08%, while the average rate we paid for our interest-bearing liabilities decreased 24 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of 44 basis points in our interest rate spread to 3.39% for the first nine months of 2013, compared to 3.83% for the first nine months of 2012. Our net interest margin was 3.49% and 3.97% for the comparable nine month periods in 2013 and 2012, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. Interest rate floors can provide margin protection in a down rate environment. The interest rate floors that are in place have helped the Company maintain a relatively favorable interest margin, while there has been a decline in rates over the past several years.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2013 and 2012:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2013	2012	2013	2012	2013	2012
Interest-earning assets:
Taxable securities	$107,025	$85,607	$999	$1,201	1.25%	1.87%
Nontaxable securities (1)	7,639	9,966	189	254	5.39%	5.55%
Short-term investments	50,719	24,717	133	101	0.35%	0.55%
Taxable loans	307,594	340,693	12,924	14,629	5.62%	5.74%
Non-taxable loans (1)	14,959	12,489	320	328	4.65%	5.70%

Total interest-earning assets	487,936	473,472	14,565	16,513	4.08%	4.76%

Interest-bearing liabilities:
Interest-bearing deposits	385,991	369,210	1,488	1,948	0.52%	0.70%
Short-term borrowed funds	12,103	18,078	142	253	1.57%	1.87%
Long-term debt	11,857	18,389	501	621	5.65%	4.51%

Total interest bearing liabilities	409,951	405,677	2,131	2,822	0.69%	0.93%

Net interest spread	$77,985	$67,795	$12,434	$13,691	3.39%	3.83%

Net interest margin (1) (% of earning assets)					3.49%	3.97%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The Company had a recovery of allowance for loan losses of $547,000 for the nine months ending September 30, 2013 compared to adding $1.1 of additional provision for the same period in 2012. There were net loan charge-offs of $1.0 million for both the nine months ended September 30, 2013 and 2012, respectively. Refer to the Asset Quality discussion on page 33 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance to our long term success. Total noninterest income decreased $679,000 for the nine month period ending September 30, 2013 as compared to the same period in 2012. Income from mortgage loan sales was $1.8 million for the nine months ended September 30, 2013 as compared to $2.6 million for the same period in 2012, a decrease of $735,000. Service charges on deposit accounts produced earnings of $1.2 for the nine months ended September 30, 2013, a decrease of $113,000. The primary contributing factor was a decrease in NSF fees due in large part to changes in regulatory governance. Other service fees and commissions experienced a 4.6% increase for the comparable nine month period. This increase was directly related to brokerage commissions and asset management fees increasing. Gain on sale of other assets was $278,000 for the nine months ended September 30, 2013 compared to $216,000 for the same period in 2012. The Company realized a gain on the aforementioned sale of a piece of property being held in premises and equipment in the amount of $229,000 in the first quarter of 2013 and during the first quarter of 2012 the Company realized a gain on the sale of a government guaranteed loan of $276,000. Gains realized on the sale of securities were $14,000 for the first nine months in 2013 compared to $16,000 for the same period in 2012.

Noninterest Expense

Noninterest expense for both the nine months ended September 30, 2013 and 2012 was $17.5 million. Salaries and employee benefits, the largest component of noninterest expense, decreased $289,000 to $9.2 million for the period ending September 30, 2013. Net occupancy and equipment expense had a combined decrease of $40,000. Professional fees and services increased $320,000. Foreclosed real estate expense decreased $100,000. The major factor related to the decrease in foreclosed real estate expense was write downs on properties held in other real estate owned. These net write downs were attributed to updated appraisals and the lowering of list prices during the first nine months of 2013 totaling $745,000 compared to $988,000 in net write downs for the same period in 2012. The increase in other professional fees and services was directly related to reimbursement of prior period legal fees totaling $360,000 during the first nine months of 2012. Of this amount, $270,000 was related to a reimbursement for legal services under the Company’s employment practices liability insurance policy and $90,000 associated with a previously closed government guaranteed loan. The Company did receive final reimbursement totaling $40,000 of prior period legal fees. Other noninterest expense increased $147,000 for the comparable nine month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

Postage	$150	$148
Telephone and data lines	143	130
Loan collection expense	296	225
Shareholder relations expense	131	129
Dues and subscriptions	114	128
Other	1,141	1,068

Total	$1,975	$1,828

Income Tax Expense

The Company had income tax expense of $557,000 for the nine months ended September 30, 2013 resulting in an effective tax rate of 32.86%, compared to income tax expense of $561,000 and an effective rate of 29.16% in the 2012 period. The reduction of tax free income as a percentage of total income attributed to this increase in effective tax rate.

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

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers and reviewed and monitored by credit administration. The Company strives to maintain its loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of its market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans and does not engage in significant lease financing or highly leveraged transactions. The Company follows a loan review program designed to evaluate the credit risk in the loan portfolio. This process includes the maintenance of an internally classified loan list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. Because of this process, certain loans are deemed as impaired and evaluated as an impaired loan.

The recovery of loan losses was $547,000 for the nine months ended September 30, 2013 as compared to provision of $1.1 million for the same period in 2012. At September 30, 2013 the levels of our impaired loans, which includes all loans in nonaccrual status and other loans deemed by management to be impaired, were $19.1 million compared to $26.1 million at December 31, 2012, a decrease of $7.0 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $9.5 million at December 31, 2012 to $6.2 million at September 30, 2013. The Company foreclosed on and transferred eight loan relationships totaling $3.3 million into other real estate owned during the first the year. This was the major factor behind the decrease in nonaccrual loans during the year. The Company had net loan charge-offs for the first nine months of both 2013 and 2012 of $1.0 million.

The allowance expressed as a percentage of gross loans held for investment decreased 39 basis points from 2.07% at December 31, 2012 to 1.68% at September 30, 2013. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.24% at December 31, 2012 and 0.83% at September 30, 2013, while the individually evaluated allowance as a percentage of individually evaluated loans increased from 11.62% to 14.86%. While the amount of impaired loans declined due to the related transfer of foreclosed loans to other real estate owned, these loans while impaired only had minimal specific reserve dollars. The larger decline in impaired loan balances compared to the lower decline in specific loan reserves was behind the increase in the individually evaluated percentage. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss, a loss given default, and an estimated exposure by FDIC call report codes. The loans that are impaired and included in the specific reserve are excluded from these calculations. During the fourth quarter of 2012, the Company updated its allowance for loan loss model to more accurately assess the probability of losses inherent in the loan portfolio. The probabilities of default that the Company acquires from a third party vendor are associated with a two year horizon, while the allowance for loan loss is deemed to have a one year horizon. Therefore, the Company altered the model to account for this horizon; converting the two year probability of default into a one year probability of default for each obligor. At this time, the Company also updated the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor. The net result of these alterations had minimal effect on the loan loss provision. The Company updates the beacon scores that are one of the components used within the allowance model semi-annually, during the first and third quarters. For the first time in several updates, beacon scores experienced significant improvement during 2013. This improvement coupled with a $17.0 million decline in loans resulting from pay downs resulted in approximately $575,000 of recovery in general reserves. During the second quarter of 2013, the Company updated the probability of default statistics that are used in the model. These statistics are updated periodically and like the beacon scores in the first quarter experienced significant improvement. In a continued effort to improve the model’s inputs, the methodology for computing loss given default was updated in the third quarter of 2013. Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 2.88% at December 31, 2012, to 1.99% at September 30, 2013. Loans past due 30 to 89 days decreased $359,000, from $2.5 million at December 31, 2012 to $2.1 million at September 30, 2013. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at September 30, 2013 totaled $6.3 million compared to $6.8 million at December 31, 2012, and are included in impaired loans.

The following nonperforming loan table shows the comparison of September 30, 2013 to December 31, 2012:

Nonperforming Assets

(dollars in thousands)

	September 30, 2013	December 31, 2012
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	6,202	9,480
Other real estate owned	9,264	8,713

Total nonperforming assets	$15,466	$18,193

Allowance for loans losses	$5,259	$6,801
Nonperforming loans to total loans	1.99%	2.88%
Allowance for loan losses to total loans	1.68%	2.07%
Nonperforming assets to total assets	2.91%	3.34%
Allowance for loan losses to nonperforming loans	84.79%	71.74%

During the first nine months of 2013, the Company had a net increase of $551,000 in other real estate owned. The Company foreclosed on nine loan relationships during the first nine months of 2013. Two of these loan relationships resulted in twenty-two pieces of foreclosed real estate totaling $2.0 million being added to other real estate owned. The Company sold twenty-one pieces, or $2.0 million, of other real estate owned resulting in realized gains of $18,000. The Company recorded net valuation write-down adjustments of $745,000.

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $17.3 million at September 30, 2013, with available credit of $17.3 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $52.8 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $36.9 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $17.2 million at September 30, 2013, compared to $31.4 million at December 31, 2012.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

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

The Company and its subsidiary bank have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. As previously discussed, each of the Company’s subsidiary banks had a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series B that was issued by each subsidiary bank. The preferred stock qualifies as Tier 1 capital at each bank and will pay dividends at an annual rate of 5.30%. Stanly raised $4.5 million, Anson raised $1.5 million and Cabarrus raised $1.9 million in new capital less total issuance costs of $113,000. The net total of $7.7 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At September 30, 2013, the Company had $11.1 million in subordinated debt outstanding and $2.7 million remaining in preferred stock issued to the United States Department of the Treasury after the repayment of $7.7 million to the United States Treasury. The Company has made all interest and dividend payments in a timely manner.

During the third quarter of 2013, the Company’s subsidiary, Uwharrie Bank began a campaign to sell Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The proceeds of this campaign will be used to repurchase the remaining $2.7 million in preferred stock issued to the United States Department of the Treasury. This campaign was completed in September and after receiving approval the remaining preferred stock was repurchased from the United States Department of the Treasury.

Accounting and Regulatory Matters

On July 2, 2013, the Federal Reserve and the Office of the Comptroller of the Currency adopted a final rule that will revise the current risk-based and leverage capital requirements for banking organizations. The final rule is a continuation of joint notices of proposed rulemaking originally published in the Federal Register during August, 2012.

The final rule implements a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher overall minimum tier 1 capital requirement,

incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. This additional capital is referred to as the “capital conservation buffer”. The “countercyclical capital buffer” provisions from the proposed rule have also been adopted, however, they apply only to large financial institutions (banks and bank holding companies with total consolidated assets of $250 billion or more) implementing the “advanced approaches” framework and are not applicable to the Company or its subsidiary bank.

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

The mandatory compliance date for the Company and its subsidiary bank will be January 1, 2015, with a transition period for the capital conservation buffer until January 1, 2016, and additional transition periods for certain other measures under the new rule.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2013. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time, Uwharrie is engaged in ordinary routine litigation incidental to their business.

Item 1A.	Risk Factors

Disclosure under this item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2013.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
July 1, 2013 Through July 31, 2013	—	$—	—	$—

August 1, 2013 Through August 31, 2013	—	$—	—	$—

September 1, 2013 Through September 30, 2013	6,900	$2.90	—	$—

Total	6,900	$2.90	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows. This plan was initially adopted in 1995 and is approved annually by resolution of the Board of Directors or the Executive Committee of the Board.

Pursuant to the terms of the United States Department of the Treasury’s investment in the Company’s preferred stock under the Capital Purchase Program (“CPP”), the Company must obtain the prior consent of the United States Department of the Treasury to repurchase its common stock under the Stock Purchase Plan or to pay a cash dividend.

(2)

On June 26, 2012 the Board of Directors of Uwharrie Capital Corp, after receiving approval from the United States Department of Treasury and the Federal Reserve Bank, its primary regulator, approved the repurchase of up to $400,000 of outstanding common stock. On June 27, 2012, 24,951 shares were repurchased for $68,615. On August 16, 2012, 6,250 shares were repurchased for $20,000. On September 29, 2012, 38,653 shares were repurchased for $154,612. On December 20,

2012, 20,406 shares were repurchased for $61,218. On March 21, 2013, 7,273 shares were repurchased for $20,001. On March 27, 2013, 10,452 shares were repurchased for $32,041. On May 28, 2013, 6,667 shares were repurchased for $20,000. On September 3, 2013, 6,900 shares were repurchased for $20,010, As of September 30, 2013; there was $3,503 for repurchase under the approved plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

4	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.7	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.8	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 8, 2013	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 8, 2013	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008, regarding Series A and Series B Preferred Stock (5)

5	Form of stock certificate (1)

4.2	Form of certificate for the Series A Preferred stock (5)

4.3	Form of certificate for the Series B Preferred stock (5)

4.4	Warrant dated December 23, 2008, for purchase of share of Series B Preferred stock (5)

4.5	Form of Security Holders Agreement (9)

10.9	Incentive Stock Option Plan, as amended (1)

10.10	Employee Stock Ownership Plan and Trust (2)

10.11	2006 Incentive Stock Option Plan (3)

10.12	2006 Employee Stock Purchase Plan (3)

10.13	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.14	Letter Agreement dated December 23, 2008, between the Registrant and the United States Department of the Treasury (5)

10.15	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (7)

10.16	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXtensible Business Reporting Language) (8)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(8)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.