Form 10-K
period 2013-12-31
UWHARRIE CAPITAL CORP
filed 2014-02-28
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $17,275,024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,445,931 shares of common stock outstanding as of February 14, 2014.

Documents Incorporated by Reference.

Portions of the Registrant’s 2013 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 and (ii) the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2013

Proxy	Proxy Statement for the 2014 Annual Meeting of Shareholders

10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2013

Document
Part I

Item 1.	Business	10-K
Item 1A.	Risk Factors	10-K
Item 1B.	Unresolved Staff Comments	10-K
Item 2.	Properties	10-K
Item 3.	Legal Proceedings	10-K
Item 4.	Mine Safety Disclosures	10-K

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10-K
Item 6.	Selected Financial Data	AR
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	AR
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	10-K
Item 8.	Financial Statements and Supplementary Data	AR
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10-K
Item 9A.	Controls and Procedures	10-K
Item 9B.	Other Information	10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	Proxy
Item 11.	Executive Compensation	Proxy
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy
Item 13.	Certain Relationships and Related Transactions, and Director Independence	Proxy
Item 14.	Principal Accountant Fees and Services	Proxy

Part IV

Item 15.	Exhibits and Financial Statement Schedules	10-K

PART I

Item 1.	Business

Uwharrie Capital Corp (the “Company”) is a North Carolina business corporation and registered bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for Uwharrie Bank (the “Bank”), a North Carolina commercial bank, originally chartered on September 28, 1983 as Bank of Stanly, and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc (“BOS Agency”) and Gateway Mortgage, Inc., a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Strategic Investment Advisors, Inc. formed in 1999 and Uwharrie Mortgage, Inc. formed in 2004.

On January 19, 2000, the Company completed its acquisition of Anson Bancorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly-owned subsidiary of the Company until September 1, 2013 when it was merged with and into the Bank.

During 2002, the Company expanded its service area into the Cabarrus County market. On April 10, 2003 the Company capitalized a new wholly-owned subsidiary bank, Cabarrus Bank & Trust Company. As of that date, Cabarrus Bank & Trust Company purchased two Cabarrus County branch offices of the Bank, formerly known as Bank of Stanly, in order to commence operations. Cabarrus Bank & Trust Company was merged with and into the Bank, effective September 1, 2013.

The Company and its subsidiaries conduct their operations in Stanly County, Anson County and Cabarrus County, North Carolina. The Company is community oriented, emphasizing the well-being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today’s quickly changing financial services industry. In 1993, the Company implemented its current strategy to remain a strong, independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company’s technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the cost of delivering competitive services.

At December 31, 2013 the Company and related subsidiaries had 145 full-time and 25 part-time employees.

Business of the Bank

The Bank is a North Carolina chartered commercial bank, which was incorporated in 1983 and which commenced banking operations as Bank of Stanly on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates eight other banking offices located in Stanly County, Cabarrus County and Anson County, North Carolina. The Bank is the only commercial bank headquartered in Stanly County.

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also offers Internet Banking, eBanking, mobile banking, 24-Hour Telephone Banking, and issues Visa® Check Cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at and of the Bank’s nine branches and at most automated teller machines of other banks linked to the STAR® or CIRRUS® networks. The Bank offers credit cards under license from MasterCard®. The Bank does not presently provide the services of a trust department.

Non-Bank Subsidiaries

The Bank has three wholly-owned subsidiaries, BOS Agency, Strategic Alliance and Gateway. BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the SEC and licensed by the Financial Industry Regulatory Authority (“FINRA”) as a securities broker-dealer. Gateway is a mortgage brokerage company, acquired by the Bank in 2000.

The Company has two non-bank subsidiaries. Strategic Investment Advisors Inc., which is registered as an investment advisor with the SEC, began operations on April 1, 1999 and provides portfolio management services to customers in the Uwharrie Lakes Region. The Company established Uwharrie Mortgage, Inc., a subsidiary to serve in the capacity of trustee and substitute trustee under deeds of trust, in 2004.

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

Among commercial banks, the Bank competes in its market areas with some of the largest banking organizations in the state, several of which have hundreds of branches in North Carolina and billions of dollars in assets. Moreover, competition is not limited to financial institutions based in North Carolina. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Consequently, some competitors have substantially higher lending limits due to their greater total capitalization, and may perform functions for their customers that the Company currently does not offer. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially and adversely affect its business, results of operations and financial condition.

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

Impact of Technological Advances; Upgrade to Company’s Infrastructure

The banking industry is undergoing, and management believes it will continue to undergo, technological changes with frequent introductions of new technology-driven products and services, such as internet banking. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company’s operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology (including software applications) and by strengthening its policies and procedures. The Company also currently anticipates that it will evaluate opportunities to expand its array of technology-based products to its customers from time to time in the future.

Federal Bank Holding Company Regulation and Structure

As a registered bank holding company, the Company is subject to regulation under the BHCA and to the supervision, examination and reporting requirements of the Federal Reserve System. The Bank has a North Carolina commercial bank charter and is subject to regulation, supervision and examination by the Federal Reserve and the North Carolina Commissioner of Banks (“NCCOB”).

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•

it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•

it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed elsewhere in more detail.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The BHCA generally prohibits a bank holding company from engaging in activities other than banking; managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. The Company has not filed an election to become a financial holding company.

Under Federal Reserve policy and as has been codified by the Dodd-Frank Act, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and is supervised and examined by state and federal bank regulatory agencies. The Federal Reserve and the NCCOB regularly examine the operations of the Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Bank Merger Act

Section 18(c) of the Federal Deposit Insurance Act, popularly known as the “Bank Merger Act,” requires the prior written approval of the federal banking regulators before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.

The Bank Merger Act prohibits approval of any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the approval of a proposed merger transaction whose effect in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction whose effect would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if federal regulators find that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

In every proposed merger transaction, federal banking regulators must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.

State Law

The Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders and to seek civil money penalties. The NCCOB may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital, and may appoint a receiver.

On October 1, 2012, the North Carolina Banking Law Modernization Act became effective and many of the state banking laws to which the Bank is subject were amended. Under the revised banking laws, the NCCOB continues to enforce specific requirements for bank capital, the payment of dividends, loans to officers and directors, record keeping, and types and amounts of loans and investments made by commercial banks.

The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and is supervised and examined by state and federal bank regulatory agencies. The Federal Reserve and the NCCOB regularly examine the operations of the Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions.

Payment of Dividends and Other Restrictions

The Company is a legal entity separate and distinct from the bank it owns. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for the Company is dividends from its bank subsidiary, the Bank. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include Uwharrie Capital Corp and the Bank, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Specifically, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if any of the holding company’s bank subsidiaries are classified as undercapitalized.

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Adequacy

The Company must comply with the Federal Reserve’s established capital adequacy standards, and the Bank is required to comply with the capital adequacy standards established by the Federal Reserve. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.

At December 31, 2013, the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 16.18% and 14.92%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2013 was 7.78% compared to 7.62% at December 31, 2012. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, federal banking regulators can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Federal Deposit Insurance Act, or FDI Act, requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

•

“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

•	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of September 30, 2013, the Bank had capital levels that qualify as “well capitalized” under such regulations.

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

The regulatory capital framework under which the Company and the Bank operate is expected to change in significant respects as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.” Currently, the Company and the Bank are governed by a set of capital rules that the Federal Reserve and the FDIC have had in place since 1988, with some subsequent amendments and revisions.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the new rule applicable to us are:

•

The new rule implements higher minimum capital requirements, includes a new common equity tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (RWA) requirements are a common equity tier 1 capital ratio of 4.5 percent and a tier 1 capital ratio of 6.0 percent, which is an increase from 4.0 percent, and a total capital ratio that remains at 8.0 percent. The minimum leverage ratio (tier 1 capital to total assets) is 4.0 percent. The new rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•

The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity tier 1 capital.

•

Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•

The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Bank is required to comply with the new capital rules beginning on January 1, 2015.

Compliance by the Company and the Bank with these new capital requirements will likely affect their respective operations. However, the extent of that impact cannot be known until there is greater clarity regarding the specific requirements applicable to them. While the Dodd-Frank Act was enacted in 2010, many of its provisions require additional implementing rules before becoming effective, and the proposed federal banking agency regulations implementing the Basel III standards, while promulgated, have not been implemented.

Acquisitions

The Company must comply with numerous laws related to any potential acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The acquisition of non-banking companies is also regulated by the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. Additionally, since passage of the Dodd-Frank Act, a bank is now permitted to open a de novo branch in any state if that state would permit a bank organized in that state to open a branch.

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor. Effective November 21, 2008 and until December 31, 2010, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution did not opt out of the TLGP, the FDIC would fully guarantee funds deposited in non-interest bearing transaction accounts, including interest on lawyer trust accounts and negotiable order of withdrawal accounts, with rates no higher than 0.50% through June 30, 2010 and no higher than 0.25% after June 30, 2010, if the institution committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, the amount of FDIC assessments paid by each DIF member institution also increased. The Dodd-Frank Act provided temporary, unlimited deposit insurance for all non-interest bearing transaction accounts through December 31, 2012.

The assessment paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2013 and 2012 were $518,000 and $693,000, respectively. Because of the growing number of bank failures and costs to the DIF, the FDIC required a special assessment during 2009 totaling $2.4 million and further required that the Bank prepay the assessments that would normally have been paid during 2010 – 2012. As of December 31, 2013 the entire prepaid assessment had been used

An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the DIF. This could, in turn, raise our future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller commercial banks such as the Bank may otherwise have to pay in the future. While it is likely that the new law will increase our future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect our deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2013 was 16 basis points basis in per $100 of assessable deposits throughout the year. These assessments will continue until the debt matures in 2017 through 2019.

Community Reinvestment Act

The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. The Bank received a “Satisfactory” rating in its last CRA examination, which was conducted as of June 10, 2013.

Consumer Protection Laws

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Act and state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Additional Legislative and Regulatory Matters

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandates for public companies, such as Uwharrie Capital Corp following this offering, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the significant portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on our business and results of operations cannot be predicted.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our future operations. Banking legislation and regulations may limit our growth and the return to their investors by restricting certain of our activities.

In addition, capital requirements could be changed and have the effect of restricting the activities of the Company or requiring additional capital to be maintained. The Company cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business and results of operations.

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $717,000 at December 31, 2013. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. The Bank’s loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Commercial Real Estate Concentrations

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate, or CRE, lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

•	total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more.

As of December 31, 2013, our C&D concentration as a percentage of risk-based capital totaled 38.7% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 91.7%.

Limitations on Incentive Compensation

In October 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review incentive compensation arrangements of bank holding companies such as Uwharrie Capital Corp as part of the regular, risk-focused supervisory process.

In June 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined in the by the FDIC, and the Office of the Comptroller of the Currency. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on our business and earnings cannot be predicted.

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provides for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect our financial condition or results of operations. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. As a result, the overall financial impact on the Company and the Bank cannot be anticipated at this time.

Future Legislation

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors

Item not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s executive office is located at 132 North First Street, Albemarle, North Carolina, where the Company owns a three-building complex located at 130-134 North First Street in Albemarle. This complex houses the Company’s offices and meeting rooms and is also the location of the Bank’s subsidiary, Strategic Alliance.

The Bank’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. A portion of the Main Office facility leased since it opened in 1984 was purchased in 2009. Its administrative and executive offices occupy an adjoining building, purchased in 1991. The Bank owns a commercial building which houses some of its operation offices and parking lot adjacent to its Main Office. The Bank also acquired a commercial building in downtown Albemarle in December 2001 that is held for future expansion. The Bank acquired a lot in Montgomery County in 2003 that is held as a potential ATM site. During 2009 the Bank acquired property in downtown Albemarle for future expansion.

The Bank owns its other banking locations at 710 North First Street, which houses the Village Branch, and its East Albemarle Branch at 800 Highway 24-27 Bypass, both located in Albemarle. It also owns a branch office located at 107 South Main Street in Norwood, North Carolina, a branch office located at 624 North Main Street in Oakboro, North Carolina and a branch located at 416 West Main Street in Locust, North Carolina. The Bank acquired property in Richfield, North Carolina for future expansion.

In Cabarrus County, the Bank owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 South Main Street, Mt. Pleasant, North Carolina and also owns some property adjacent to the Mt. Pleasant banking office located at 1480 South Main Street. The Bank leases a suite at 700 North Church Street in Concord, North Carolina where it previously provided banking services and which currently serves as an administrative office.

In Anson County, the Bank owns its banking facility located at 211 South Greene Street, Wadesboro, North Carolina and also owns an ATM site at 426 East Caswell Street, Wadesboro, North Carolina. Anson purchased a lot in 2006 for a future branch location.

All of the Bank’s existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Main Office in Albemarle which does not have a drive-up facility.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended December 31, 2013.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
October 1, 2013 Through October 31, 2013	—	$—	—	$—
November 1, 2013 Through November 30, 2013	—	$—	—	$—
December 1, 2013 Through December 31, 2013	25,273	$3.12	—	$—

Total	25,273	$3.12	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

(2)	On December 31, 2013 the Board of Directors of Uwharrie Capital Corp approved the repurchase of 17,398 shares for $50,004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 1992 Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated 1992 Framework. Based on that assessment, the Company believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Date: February 28, 2014	/s/ Roger L. Dick
Roger L. Dick
Chief Executive Officer

Date: February 28, 2014	/s/ R. David Beaver, III
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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2013. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

The following table sets forth certain equity compensation plan information at December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	92,491	$5.35	258,205

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	92,491	$5.35	258,205

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2013, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Form of Security Holders Agreement ********

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(f)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey and Christy D. Stoner ******

13	2013 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders****

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.
*******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

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

/s/ Roger L. Dick	February 28, 2014
Roger L. Dick, Chief Executive Officer

/s/ R. David Beaver, III	February 28, 2014
R. David Beaver, III, Principal Financial Officer

February 28, 2014
W. Stephen Aldridge, III, Director

/s/ Joe S. Brooks	February 28, 2014
Joe S. Brooks, Director

February 28, 2014
Ronald T. Burleson, Director

/s/ Bill C. Burnside	February 28, 2014
Bill C. Burnside, DDS, Director

February 28, 2014
Charles F. Geschickter, III, Director

/s/ Charles D. Horne	February 28, 2014
Charles D. Horne, Director

/s/ W. Kenneth Huntley	February 28, 2014
W. Kenneth Huntley, Director

/s/ Joseph R. Kluttz, Jr.	February 28, 2014
Joseph R. Kluttz, Jr., Director

/s/ Lee Roy Lookabill, Jr.	February 28, 2014
Lee Roy Lookabill, Jr., Director

/s/ W. Chester Lowder	February 28, 2014
W. Chester Lowder, Director

/s/ Barry S. Moose	February 28, 2014
Barry S. Moose, Director

/s/ Cynthia L. Mynatt	February 28, 2014
Cynthia L. Mynatt, Director

/s/ Susan J. Rourke	February 28, 2014
Susan J. Rourke, Director

/s/ S. Todd Swaringen	February 28, 2014
S. Todd Swaringen, Director

/s/ Edward B. Tyson	February 28, 2014
Edward B. Tyson, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Form of Security Holders Agreement ********

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(f)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey and Christy D. Stoner ******

13	2013 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders****

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.
*******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
********	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.