Form 10-Q
period 2014-03-31
UWHARRIE CAPITAL CORP
filed 2014-05-06
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,193,485 shares of common stock outstanding as of April 30, 2014.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I.	FINANCIAL INFORMATION

Item 1 – Financial Statements

	March 31, 2014 (Unaudited)	December 31, 2013*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,607	$7,947
Interest-earning deposits with banks	54,267	64,447
Securities available for sale, at fair value	111,508	100,280
Loans held for sale	364	1,139
Loans:
Loans held for investment	304,735	307,348
Less allowance for loan losses	(4,198)	(5,095)

Net loans held for investment	300,537	302,253

Premises and equipment, net	15,356	13,781
Interest receivable	1,651	1,747
Restricted stock	1,038	1,184
Bank owned life insurance	6,557	6,516
Other real estate owned	7,447	7,170
Other assets	10,260	10,856

Total assets	$515,592	$517,320

LIABILITIES
Deposits:
Demand noninterest-bearing	$80,139	$74,493
Interest checking and money market accounts	227,737	228,933
Savings deposits	38,654	41,512
Time deposits, $100,000 and over	44,176	44,690
Other time deposits	61,503	64,080

Total deposits	452,209	453,708

Short-term borrowed funds	5,887	5,509
Long-term debt	9,567	11,163
Interest payable	193	224
Other liabilities	4,755	4,491

Total liabilities	472,611	475,095

Off balance sheet items, commitments and contingencies (Note 9)

Redeemable common stock held by the Employee Stock
Ownership Plan (ESOP)	1,864	1,716

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,193,485 and 7,445,931 shares, respectively	8,992	9,307
Additional paid-in capital	11,130	11,922
Unearned ESOP compensation	—	(989)
Undivided profits	10,680	10,289
Accumulated other comprehensive loss	(234)	(562)

Total Uwharrie Capital shareholders’ equity	30,568	29,967
Noncontrolling interest	10,549	10,542

Total shareholders’ equity	41,117	40,509

Total liabilities and shareholders’ equity	$515,592	$517,320

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,059	$4,427
Investment securities
US Treasury	93	93
US Government agencies and corporations	317	179
State and political subdivisions	65	66
Interest-earning deposits with banks and federal funds sold	45	55

Total Interest income	4,579	4,820

Interest Expense
Interest checking and money market accounts	85	116
Savings deposits	25	42
Time deposits, $100,000 and over	121	174
Other time deposits	142	213
Short-term borrowed funds	18	80
Long-term debt	157	171

Total interest expense	548	796

Net interest income	4,031	4,024
Provision for (recovery of) loan losses	(424)	(369)

Net interest income after provision (recovery of) for loan losses	4,455	4,393

Noninterest Income
Service charges on deposit accounts	378	405
Other service fees and commissions	937	793
Gain on sale of securities (includes reclassification of $21,000 and $14,000 from accumulated other comprehensive income)	21	14
Gain on sale of other assets	1	247
Income from mortgage loan sales	162	840
Other income	97	115

Total noninterest income	1,596	2,414

Noninterest Expense
Salaries and employee benefits	3,006	3,092
Net occupancy expense	286	274
Equipment expense	170	168
Data processing costs	179	200
Office supplies and printing	65	63
Foreclosed real estate expense	228	175
Professional fees and services	157	238
Marketing and donations	146	173
Electronic banking expense	239	222
Software amortization and maintenance	118	144
FDIC insurance	112	171
Other noninterest expense	540	709

Total noninterest expenses	5,246	5,629

Income before income taxes	805	1,178
Income taxes (includes reclassification of $8,000 and $5,000 from accumulated other comprehensive income)	268	415

Net income	$537	$763

Net income	$537	$763
Less: Net Income attributable to noncontrolling interest	(146)	(103)

Net income attributable to Uwharrie Capital	391	660
Dividends - preferred stock	—	(161)

Net income available to common shareholders	$391	$499

Net income per common share
Basic	$0.05	$0.07
Diluted	0.05	0.07
Weighted average common shares outstanding
Basic	7,190,614	7,307,912
Diluted	7,190,614	7,307,912

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net Income	$537	$763

Unrealized gain (loss) on available for sale securities	518	(124)
Related tax effect	(177)	42
Reclassification of gain recognized in net income	(21)	(14)
Related tax effect	8	5

Total other comprehensive income (loss)	328	(91)

Comprehensive income	865	672

Less: Comprehensive income attributable to noncontrolling interest	(146)	(103)

Comprehensive income attributable to Uwharrie Capital	$719	$569

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2013	7,445,931	$9,307	$11,922	$(989)	$10,289	$(562)	$10,542	$40,509

Net Income	—	—	—	—	391	—	146	537

Other comprehensive Income	—	—	—	—	—	328	—	328

Release of ESOP shares	—	—	5	16	—	—	—	21

Repayment of ESOP notes receivable	(252,446)	(315)	(649)	973	—	—	—	9

Reclass to mezzanine capital	—	—	(148)	—	—	—	—	(148)

Record preferred stock dividend

Series B (noncontrolling interest)	—	—	—	—	—	—	(103)	(103)

Record preferred stock dividend

Series C (noncontrolling interest)	—	—	—	—	—	—	(36)	(36)

Balance, March 31, 2014	7,193,485	$8,992	$11,130	$—	$10,680	$(234)	$10,549	$41,117

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Cash flows from operating activities
Net income	$537	$763
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	218	236
Net amortization of security premiums/discounts	231	430
Net amortization of mortgage servicing rights	170	237
Impairment of foreclosed real estate	9	30
Recovery of loan losses provisions	(424)	(369)
Net realized gain on sales / calls available for sales securities	(21)	(14)
Income from mortgage loan sales	(162)	(840)
Proceeds from sales of loans held for sale	6,369	31,214
Origination of loans held for sale	(5,432)	(26,046)
Gain on sale of premises, equipment and other assets	—	(229)
Increase in cash surrender value of life insurance	(41)	(32)
Gain on sales of foreclosed real estate	(1)	(18)
Release and write-off of ESOP shares	30	11
Net change in interest receivable	96	107
Net change in other assets	360	1,415
Net change in interest payable	(31)	(8)
Net change in other liabilities	264	866

Net cash provided by operating activities	2,172	7,753

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	1,849	4,748
Purchase of securities available for sale	(12,790)	(25,734)
Net decrease in loans	1,644	2,721
Proceeds from sales of premises, equipment and other assets	—	949
Purchase of premises and equipment	(1,793)	(154)
Proceeds from sales of foreclosed real estate	211	18
Investment in other assets	(96)	(267)
Net decrease in restricted stock	146	327

Net cash used in investing activities	(10,829)	(17,392)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(1,499)	6,863
Net increase (decrease) in short-term borrowed funds	378	(6,563)
Net decrease in long-term debt	(1,596)	(2)
Proceeds from preferred stock series B issued by subsidiaries	—	366
Repurchase of common stock	—	(52)
Dividends on preferred stock	—	(136)
Dividend on noncontrolling interest	(146)	(103)

Net cash provided (used in) in financing activities	(2,863)	373

Decrease in cash and cash equivalents	(11,520)	(9,266)
Cash and cash equivalents, beginning of period	72,394	81,728

Cash and cash equivalents, end of period	$60,874	$72,462

Supplemental Disclosures of Cash Flow Information
Interest paid	$579	$804
Income taxes paid	—	280
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$328	$(91)
Loans transferred to foreclosed real estate	496	2,239
Company financed sales of other real estate owned	—	—
Net change in ESOP liability	148	55
Funds moved from escrow liability to noncontrolling interest, subsidiary issued series B preferred stock net of cost	—	7,376
Redemption of preferred stock series A to other liabilities	—	(7,742)
Exchange of unearned ESOP shares for ESOP debt	964	—

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Uwharrie Bank (the “Bank”), Strategic Investment Advisors, Inc. (“SIA”), and Uwharrie Mortgage Inc. The Bank consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by the Bank.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2013 Annual Report on Form 10-K. This Quarterly Report should be read in conjunction with such Annual Report.

Note 2 – Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other accumulated comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of accumulated other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale. The following table presents the changes in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

	Unrealized holding gains on available-for-sale Securities (net)
	Three months ended March 31, 2014	Three months ended March 31, 2013
	(dollars in thousands)
Beginning Balance	$(562)	$1,487

Other comprehensive income (loss) before reclassifications, net of $177,000 and $43,000 tax effect, respectively	341	(82)

Amounts reclassified from accumulated other Comprehensive income, net of $8,000 and $5,000 tax effect	(13)	(9)

Net current-period other comprehensive loss	328	(91)

Ending Balance	$(234)	$1,396

Note 3 – Noncontrolling Interest

In January 2013 each of the Company’s subsidiary banks issued $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation and name change.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, Raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For both the three months ended March 31, 2014 and 2013, the Company’s 92,491 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. The Employee Stock Ownership Plan, (“ESOP”) effect is the average of the unallocated ESOP shares.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended March 31,
	2014	2013

Weighted average number of common shares outstanding	7,358,977	7,502,496

Effect of unreleased ESOP shares	(168,363)	(194,584)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,190,614	7,307,912

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,190,614	7,307,912

During the first quarter of 2014, the board of directors of the Company voted to terminate the ESOP effective March 1, 2014. As of February 28, 2014, the ESOP held 740,530 shares, or 9.95% of the Company’s total outstanding shares of common stock, of which 252,446 shares were unallocated to participants in the ESOP.

The Company had made a term loan to the ESOP in 1999. In addition, the Company established a $500,000 line of credit to the ESOP in 2010 and established a second $500,000 line of credit to the ESOP in 2013. The ESOP used the proceeds of the term loan and lines of credit to purchase shares of the Company’s common stock for the benefit of qualified employees. The unallocated shares of stock held by the ESOP were pledged as collateral for the term loan and lines of credit. As debt payments were made on the term loan and lines of credit, unallocated shares associated with those debt payments were released to the ESOP and allocated among participants.

In connection with the termination of the ESOP, the ESOP trustees transferred the 252,446 remaining unallocated shares to the Company in partial satisfaction of the outstanding balance on the term loan and lines of credit. The fair value of these unallocated shares was insufficient to repay the term loan and lines of credit in full. As a result, the Company forgave the remaining balance. Upon the transfer of the unallocated shares to the Company, these shares were cancelled and returned to the Company’s pool of authorized but unissued shares of common stock.

The Company has filed a request for a favorable determination letter from the Internal Revenue Service as to the tax-qualified status of the ESOP on its termination. Upon receipt of a favorable determination letter, all shares allocated to participant accounts will be distributed to the participants.

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$20,950	$468	$168	$21,250
U.S. Government agencies	44,910	118	623	44,405
GSE - Mortgage-backed securities and CMO’s	35,956	39	562	35,433
State and political subdivisions	10,046	374	—	10,420

Total securities available for sale	$111,862	$999	$1,353	$111,508

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. Treasury	$20,992	$502	$208	$21,286
U.S. Government agencies	34,931	145	776	34,300
GSE - Mortgage-backed securities and CMO’s	37,871	121	986	37,006
State and political subdivisions	7,337	351	—	7,688

Total securities available for sale	$101,131	$1,119	$1,970	$100,280

At both March 31, 2014 and December 31, 2013 the Company owned Federal Reserve Bank stock reported at cost of $532,000 and $467,000, respectively that is included in other assets. Also at March 31, 2014 and December 31, 2013, the Company owned Federal Home Loan Bank Stock (FHLB) of $506,000 and $717,000, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2014.

Results from sales of securities available for sale for the three month period ended March 31, 2014 and March 31, 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)

Gross proceeds from sales	$328	$426

Gross realized gains from sales	$21	$14
Gross realized losses from sales	—	—

Net realized gains	$21	$14

At March 31, 2014 and December 31, 2013, securities available for sale with a carrying amount of $61.2 million and $63.1 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market. Management does not believe these fluctuations are a reflection of the quality of the investments. At March 31, 2014, the unrealized losses for securities less than twelve months related to one United States Treasury note, eleven government agency bonds and nine government sponsored enterprise (GSE) mortgage backed securities. The Company had two GSE mortgage backed securities that had been in a loss position for more than twelve months. At December 31, 2013, the unrealized losses less than twelve months related to one United States Treasury note, ten government agency bonds and eleven government sponsored enterprise (GSE) mortgage backed securities. The Company had two GSE mortgage backed securities that had been in a loss position for more than twelve months at December 31, 2013.

	Less than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,764	$168	$—	$—	$4,764	$168
U.S. Gov’t agencies	39,288	623	—	—	39,288	623
GSE-Mortgage-backed securities and CMO’s	16,157	441	3,710	121	19,867	562
State and political subdivisions	—	—	—	—	—	—

	$60,209	$1,232	$3,710	$121	$63,919	$1,353

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,722	$208	$—	$—	$4,722	$208
U.S. Gov’t agencies	29,147	776	—	—	29,147	776
GSE-Mortgage-backed securities and CMO’s	22,206	842	3,849	144	26,055	986
State and political subdivisions	—	—	—	—	—	—

	$56,075	$1,826	$3,849	$144	$59,924	$1,970

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

At March 31, 2014, the Company had two GSE mortgage backed securities that had been in a loss position for twelve months or more. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. At March 31, 2014, the Company had no intent to sell and was not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery. For the three months ended March 31, 2014, there were no available for sale securities deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2014 by remaining contractual maturity are as follows:

	March 31, 2014
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U. S. Treasury
Due after one but within five years	16,018	16,486	1.91%
Due after five but within ten years	4,932	4,764	1.37%

	20,950	21,250	1.79%

U.S. Government agencies
Due within twelve months	4,999	5,117	2.77%
Due after one but within five years	26,034	25,834	1.31%
Due after five but within ten years	13,877	13,454	1.45%

	44,910	44,405	1.52%

Mortgage-backed securities
Due after one but within five years	5,119	5,021	1.58%
Due after five but within ten years	1,463	1,507	3.01%
Due after ten years	29,374	28,905	2.04%

	35,956	35,433	2.01%

State and political subdivisions
Due within twelve months	480	482	4.97%
Due after one but within five years	1,468	1,588	5.73%
Due after five but within ten years	4,355	4,573	4.64%
Due after ten years	3,743	3,777	5.14%

	10,046	10,420	5.00%

Total Securities available for sale
Due within twelve months	5,479	5,599	2.96%
Due after one but within five years	48,639	48,929	1.67%
Due after five but within ten years	24,627	24,298	2.09%
Due after ten years	33,117	32,682	2.39%

	$111,862	$111,508	2.04%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Commercial
Commercial	$48,512	$47,436
Real estate - commercial	92,718	95,922
Other real estate construction loans	17,743	17,583
Noncommercial
Real estate 1-4 family construction	3,849	3,418
Real estate - residential	88,216	87,463
Home equity	44,486	45,231
Consumer loans	8,604	9,623
Other loans	576	612

	304,704	307,288
Less:
Allowance for loan losses	(4,198)	(5,095)
Deferred loan (fees) costs, net	31	60

Loans held for investment, net	$300,537	$302,253

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three month period ended March 31, 2014 and 2013, respectively:

Commercial	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)

Balance, beginning of period	$2,665	$2,791
Provision (recovery) charged to operations	(245)	(268)
Charge-offs	(237)	(271)
Recoveries	9	5

Net (charge-offs)	(228)	(266)

Balance at end of period	$2,192	$2,257

Non-Commercial	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)

Balance, beginning of period	$2,430	$4,010
Provision (recovery) charged to operations	(179)	(101)
Charge-offs	(269)	(224)
Recoveries	24	31

Net (charge-offs)	(245)	(193)

Balance at end of period	$2,006	$3,716

Total	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)

Balance, beginning of period	$5,095	$6,801
Provision (recovery) charged to operations	(424)	(369)
Charge-offs	(506)	(495)
Recoveries	33	36

Net (charge-offs)	(473)	(459)

Balance at end of period	$4,198	$5,973

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2014 and December 31, 2013:

March 31, 2014

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$1,163	$7,513	$1,029	$151,460	$2,192	$158,973
Non-Commercial	575	8,063	1,431	137,699	2,006	145,762

Total	$1,738	$15,576	$2,460	$289,159	$4,198	$304,735

December 31, 2013

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$1,519	$8,700	$1,146	$152,241	$2,665	$160,941
Non-Commercial	868	8,853	1,562	137,554	2,430	146,407

Total	$2,387	$17,553	$2,708	$289,795	$5,095	$307,348

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2014

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$89	$—	$89	$48,423	$48,512	$—
Real estate - commercial	112	1,364	1,476	91,242	92,718	—
Other real estate construction	35	1,685	1,720	16,023	17,743	—
Real estate 1 - 4 family construction	—	—	—	3,849	3,849	—
Real estate - residential	1,575	562	2,137	86,110	88,247	—
Home equity	133	—	133	44,353	44,486	—
Consumer loans	122	—	122	8,482	8,604	—
Other loans	—	—	—	576	576	—

Total	$2,066	$3,611	$5,677	$299,058	$304,735	$—

December 31, 2013

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$143	$204	$347	$47,089	$47,436	$—
Real estate - commercial	165	1,064	1,229	94,693	95,922	—
Other real estate construction	145	1,637	1,782	15,801	17,583	—
Real estate construction	—	—	—	3,418	3,418	—
Real estate - residential	1,426	1,564	2,990	84,533	87,523	—
Home equity	207	248	455	44,776	45,231	—
Consumer loan	55	—	55	9,568	9,623	—
Other loans	—	—	—	612	612	—

Total	$2,141	$4,717	$6,858	$300,490	$307,348	$—

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

The composition of nonaccrual loans by class as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
	(dollars in thousands)

Commercial	$—	$204
Real estate - commercial	1,364	1,064
Other real estate construction	1,685	1,637
Real estate 1 - 4 family construction	—	—
Real estate - residential	562	1,564
Home equity	—	248
Consumer loans	—	—
Other loans	—	—

	$3,611	$4,717

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2014 and December 31, 2013:

March 31, 2014

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$47,794	$580	$138	$—	$48,512
Real estate - commercial	79,742	7,928	5,048	—	92,718
Other real estate construction	13,194	2,245	1,469	835	17,743
Real estate 1 - 4 family construction	3,849	—	—	—	3,849
Real estate - residential	70,878	12,367	5,002	—	88,247
Home equity	42,997	1,097	392	—	44,486
Consumer loans	8,221	332	51	—	8,604
Other loans	576	—	—	—	576

Total	$267,251	$24,549	$12,100	$835	$304,735

December 31, 2013

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$46,520	$635	$281	$—	$47,436
Real estate - commercial	80,679	9,396	5,847	—	95,922
Other real estate construction	12,898	2,465	1,385	835	17,583
Real estate 1 - 4 family construction	3,418	—	—	—	3,418
Real estate - residential	70,407	12,911	4,205	—	87,523
Home equity	43,830	1,005	396	—	45,231
Consumer loans	9,216	361	46	—	9,623
Other loans	612	—	—	—	612

Total	$267,580	$26,773	$12,160	$835	$307,348

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2014 and December 31, 2013 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2014 and December 31, 2013:

March 31, 2014

	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$48,512	$—	$48,512
Real estate - commercial	91,354	1,364	92,718
Other real estate construction	16,058	1,685	17,743
Real estate 1 - 4 family construction	3,849	—	3,849
Real estate - residential	87,685	562	88,247
Home equity	44,486	—	44,486
Consumer loans	8,604	—	8,604
Other loans	576	—	576

Total	$301,124	$3,611	$304,735

December 31, 2013

	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$47,232	$204	$47,436
Real estate - commercial	94,858	1,064	95,922
Other real estate construction	15,946	1,637	17,583
Real estate 1 - 4 family construction	3,418	—	3,418
Real estate - residential	85,959	1,564	87,523
Home equity	44,983	248	45,231
Consumer loans	9,623	—	9,623
Other loans	612	—	612

Total	$302,631	$4,717	$307,348

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2014 and December 31, 2013.

March 31, 2014

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$166	$86	$80	$62
Real estate - commercial	5,898	4,643	784	204
Other real estate construction	1,968	257	1,663	897
Real estate 1 - 4 family construction	372	23	349	16
Real estate - residential	7,651	4,478	2,924	458
Home equity	181	47	134	59
Consumer loans	108	56	52	42
Other loans	—	—	—	—

Total	$16,344	$9,590	$5,986	$1,738

December 31, 2013

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$377	$291	$86	$67
Real estate - commercial	6,808	3,962	2,375	507
Other real estate construction	2,034	247	1,739	945
Real estate 1 - 4 family construction	374	25	349	16
Real estate - residential	8,197	4,619	3,329	530
Home equity	415	58	357	279
Consumer loans	116	61	55	43
Other loans	—	—	—	—

Total	$18,321	$9,263	$8,290	$2,387

	Three Months ended March 31, 2014		Three Months ended March 31, 2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$271	$2	$1,504	$11
Real estate - commercial	5,882	54	8,651	75
Other real estate construction	1,953	3	3,014	6
Real estate 1- 4 family construction	373	5	617	5
Real estate - residential	7,675	78	8,806	89
Home equity	298	2	1,056	5
Consumer loans	112	2	223	3
Other loans	—	—	—	—

Total	$16,564	$146	$23,871	$194

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

Loans modified as TDRs are typically already on nonaccrual status and in some cases, partial chargeoffs may have already been taken against the outstanding loan balance. The Company classifies TDR loans as impaired loans and evaluates the need for an allowance for loan loss on a loan-by-loan basis. An allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan is deemed to be collateral dependent.

For the three months ended March 31, 2014 and 2013, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	1	39	34
Other loans	—	—	—

	1	$39	$34

Other:
Commercial	—	$—	$—
Real estate - commercial	1	344	269
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	9	1,287	1,253
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	10	$1,631	$1,522

Total	11	$1,670	$1,556

	For the three months March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	2	65	65
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	2	$65	$65

Other:
Commercial	1	$10	$9
Real estate - commercial	2	619	618
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	1	24	24
Home equity	—	—	—
Consumer loans	1	52	51
Other loans	—	—	—

	5	$705	$702

Total	7	$770	$767

The following table presents loans that were modified as TDRs within the previous twelve months and for which there was a payment default during the twelve months ended March 31, 2014 and March 31, 2013:

	Twelve months ended March 31, 2014		Twelve months ended March 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)

Extend payment terms:
Commercial	—	$—	—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	—	—	3	266
Home equity	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—

	—	$—	3	$266

Forgiveness of principal:
Commercial	—	$—	—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	—	—	1	25
Home equity	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—

	—	$—	1	$25

Other:
Commercial	—	$—	—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	—	—	1	238
Home equity	—	—	—	—
Consumer loans	—	—	1	17
Other loans	—	—	—	—

	—	$—	2	$255

Total	—	$—	6	$546

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $363,000 in the allowance for loan loss as of March 31, 2014, as a direct result of these TDRs. At March 31, 2013, there was $708,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of March 31, 2014 and 2013:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2014
Extended payment terms	—	$—	1	$34	—	$—	—	$—
Other	—	—	10	1,522	—	—	—	—

Total	—	$—	11	$1,556	—	$—	—	$—

March 31, 2013
Extended payment terms	—	$—	—	$—	—	$—	1	$207
Other	—	—	6	514	2	244	8	717

Total	—	$—	6	$514	2	$244	9	$924

The Company has not committed to fund any additional disbursements for TDRs.

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

The bank’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At March 31, 2014, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$82,263
Credit card commitments	8,474
Standby letters of credit	1,328

Total commitments	$92,065

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At March 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an internal assessment of fair value based upon market data is used or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$21,250	$21,250	$—	$—
US Government Agencies	44,405	—	44,405	—
GSE - Mortgage-backed securities and CMO’s	35,433	—	35,433	—
State and political subdivisions	10,420	—	10,420	—

Total assets at fair value	$111,508	$21,250	$90,258	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$21,286	$21,286	$—	$—
US Gov’t	34,300	—	34,300	—
Mortgage-backed securities and CMO’s	37,006	—	37,006	—
State and political subdivisions	7,688	—	7,688	—

Total assets at fair value	$100,280	$21,286	$78,994	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$4,248	$—	$—	$4,248
Loans held for sale	364	—	364	—
Other real estate owned	3,174	—	—	3,174

Total assets at fair value	$7,786	$—	$364	$7,422

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$5,903	$—	$—	$5,903
Loans held for sale	1,139	—	1,139	—
Other real estate owned	3,533	—	—	3,533

Total assets at fair value	$10,575	$—	$1,139	$9,436

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 30%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2014 and December 31, 2013, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2014 and December 31, 2013:

March 31, 2014

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$60,874	$60,874	$60,874	$—	$—
Securities available for sale	111,508	111,508	21,250	90,258	—
Loans held for investment, net	300,537	306,947	—	—	306,947
Loans held for sale	364	364	—	364	—
Restricted stock	1,038	1,038	1,038	—	—
Bank-owned life insurance	6,557	6,557	—	—	6,557
Mortgage servicing rights	2,250	3,060	—	—	3,060
Accrued interest receivable	1,651	1,651	—	—	1,651

FINANCIAL LIABILITIES
Deposits	$452,209	$439,542	$—	$—	$439,542
Short-term borrowings	5,887	5,892	—	5,892	—
Long-term borrowings	33	33	—	33	—
Junior subordinated debt	9,534	9,711	—	—	9,711
Accrued interest payable	193	193	—	—	193

December 31, 2013

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$72,394	$72,394	$72,394	$—	$—
Securities available for sale	100,280	100,280	21,286	78,994	—
Loans held for investment, net	302,253	308,112	—	—	308,112
Loans held for sale	1,139	1,139	—	1,139	—
Restricted stock	1,184	1,184	1,184	—	—
Bank-owned life insurance	6,516	6,516	—	—	6,516
Mortgage servicing rights	2,356	3,085	—	—	3,085
Accrued interest receivable	1,747	1,747	—	—	1,747

FINANCIAL LIABILITIES
Deposits	$453,708	$438,593	$—	$—	$438,593
Short-term borrowings	5,509	5,509	—	5,509	—
Long-term borrowings	36	36	—	36	—
Junior subordinated debt	11,127	11,271	—	—	11,271
Accrued interest payable	224	224	—	—	224

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 5.

•	Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Bank-owned life insurance – The carrying amount of bank-owned life insurance is the current cash surrender value and is recorded in level 3.

•	Mortgage serving rights – Fair value is determined based upon discounted cash flows using market-based assumptions and is recorded in Level 3.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•	Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 3. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At March 31, 2014, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

Note 12 – Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310 “Receivables – Troubled Debt Restructurings by Creditors”. The amendments in this update clarify that if an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The update is effective for reporting periods beginning after December 15, 2014. The adoption of this update will not have a significant impact on the Company’s financial statements except for added disclosures.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2014, the Company’s total assets decreased $1.7 million, from $517.3 million to $515.6 million. During the same period, cash and cash equivalents decreased $11.5 million and loans held for investment decreased $2.6 million, while, securities available for sale increased $11.2 million.

Cash and cash equivalents decreased $11.5 million, during the three months ended March 31, 2014. Cash and due from banks decreased $1.3 million, while interest-earning deposits with banks decreased $10.2 million.

Investment securities increased $11.2 million to $111.5 million for the period ended March 31, 2014. During the first three months of 2014, the Company purchased securities of $12.8 million. The increase from new purchases was reduced by sales of $328,000 and normal reductions stemming from principal payments on mortgage backed securities. The Company is investing the funds generated from the pay downs in the loan portfolio in lower duration securities as well as variable rate securities. These sectors should provide better protection in a rising rate environment, and mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At March 31, 2014, the Company had net unrealized losses of $354,000.

Loans held for investment decreased from $307.3 million to $304.7 million, a decrease of $2.6 million. The commercial real estate, home equity and consumer loan segments of the loan portfolio decreased during the first quarter of 2014 with the commercial real estate segment experiencing the largest decline of 3.3%. The Company experienced growth in the remaining segments of its loan portfolio during the first quarter of 2014 with the commercial loan segment having the largest increase of 2.3%. The Company had four relationships that were foreclosed on for $496,000. The remainder of the decrease has related loan payoffs and normal payment activity. Loans held for sale decreased 68.0% or $775,000. The allowance for loan losses was $4.2 million at March 31, 2014, which represented 1.38% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned and other assets. Bank owned life insurance increased $41,000, while premises and equipment increased $1.6 million. The increase in premises and equipment was related to the purchase of a piece of property that was currently being leased. Accrued interest receivable declined $96,000. Restricted stock which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock decreased $146,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. The Company’s required ownership in FHLB stock decreased $211,000, while the Company’s required ownership in Federal Reserve Bank stock increased $65,000 to $532,000 during the first quarter of 2014. Other real estate owned increased $277,000. The Company foreclosed on four loan relationships during the first quarter of 2014 totaling $496,000 and sold three pieces of property totaling $210,000. The Company recorded net valuation write-down adjustments of $9,000. Other assets decreased $596,000.

Customer deposits, our primary funding source, experienced a $1.5 million decrease during the three month period ended March 31, 2014, decreasing from $453.7 million to $452.2 million. Demand noninterest bearing checking increased $5.6 million. This increase was offset by declines in interest checking and money market accounts of $1.2 million, savings deposits of $2.8 million, time deposits over $100,000 of $514,000 and other time deposits of $2.6 million.

Total borrowings decreased $1.2 million for the period and consist of both short-term and long-term borrowed funds. During the first quarter of 2014, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $9.5 million. These securities have a final maturity date of March 31, 2024 and may be redeemed by the Company after March 31, 2019. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.75%. All proceeds of this private placement were issued and outstanding at March 31, 2014. All proceeds also qualify for and are included in the calculation of Tier 2 capital. On March 31, 2014, the Company called its entire $11.1 million private outstanding issue of fixed rate junior subordinated debt that had a final maturity of December 31, 2018. These two events had a net reduction in total borrowings of $1.6 million at March 31, 2014. Other components of total borrowings include $1.5 million in Federal Home Loan Bank advances and $4.3 million in master notes and other secured borrowings.

Other liabilities increased from $4.5 million at December 31, 2013 to $4.8 million at March 31, 2014, an increase of $264,000.

The Company has an Employee Stock Ownership Plan (ESOP) in place. Late in 2011, the Internal Revenue Service issued IRS notice 2011-19 that drew a clear line between what stock exchanges are considered public and which are not. The Company historically trades its stock on the OTC Bulletin Board, which is a publically traded exchange, however, the IRS no longer recognizes the Bulletin Board as a public exchange. The result of this ruling is that companies that have ESOP plans in place are required to set aside funds to handle allocated shares put back to the company. The plan that the Company has, does include a put option that requires the Company to repurchase allocated shares of participants at the participants’ option. The Company reclassed capital from additional paid-in capital to set aside the liability to cover all allocated shares that the Company may be requested to buy back. During the first quarter of 2014, the Company reclassed an additional $148,000 to this liability from additional paid-in capital.

As disclosed in Note 4 to the financial statement filed with as this report, the Company voted to terminate its ESOP effective March 1, 2014. In connection with this termination, the ESOP trustees transferred the 252,446 remaining unallocated shares to the Company to partially satisfy the term loan and lines of credit the ESOP had outstanding at the time. The effect this had on equity was minimal with total outstanding shares being reduced. The remaining balance of $8,600 on the loans was expensed by the Company to completely satisfy the loans. At March 31, 2014, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

At March 31, 2014, total shareholders’ equity was $41.1 million, an increase of $608,000 from December 31, 2013. Net income for the period was $537,000. Unrealized gains and losses on investment securities, net of tax, increased $328,000. The Company paid $146,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $537,000 for the three months ended March 31, 2014, as compared to $763,000 for the three months ended March 31, 2013, a decrease of $226,000. Net income available to common shareholders was $391,000 or $0.05 per common share at March 31, 2014, compared at $499,000 or $0.07 per common share at March 31, 2013. For the three months ending March 31, 2013, net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest. For the three months ending March 31, 2014, net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest. The entire $10.0 million of preferred stock capital was redeemed and retired during 2013.

Net Interest Income

As with most financial institutions, the primary component of earnings for our subsidiary bank is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and wholesale borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities and capital.

Net interest income for the three months ended March 31, 2014 and March 31, 2013 was $4.0 million for both periods. During the current quarter, our decline in the volume of interest-earning assets outpaced the decline in volume of interest-bearing liabilities by $267,000. The average yield on our interest–earning assets increased three basis points to 4.04%, while the average rate we paid for our interest-bearing liabilities decreased twenty basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve Open Market Committee adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in an increase of 23 basis points in our interest rate spread, from 3.24% in the first quarter of 2013 to 3.47% in the first quarter of 2014. Our net interest margin was 3.55% and 3.35% for the comparable periods in 2014 and 2013, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2014 and 2013:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2014	2013	2014	2013	2014	2013
Interest-earning assets:
Taxable securities	$94,599	$98,792	$410	$272	1.76%	1.12%
Nontaxable securities (1)	8,122	7,393	65	66	5.26%	5.90%
Short-term investments	63,258	63,337	45	55	0.29%	0.35%
Taxable loans	288,798	314,693	3,946	4,324	5.54%	5.57%
Non-taxable loans (1)	16,481	14,210	113	103	4.53%	4.80%

Total interest-earning assets	471,258	498,425	4,579	4,820	4.04%	4.01%

Interest-bearing liabilities:
Interest-bearing deposits	374,427	388,197	373	545	0.40%	0.57%
Short-term borrowed funds	5,930	17,033	18	80	1.23%	1.90%
Long-term debt	11,141	12,674	157	171	5.72%	5.47%

Total interest bearing liabilities	391,498	417,904	548	796	0.57%	0.77%

Net interest spread	$79,760	$80,521	$4,031	$4,024	3.47%	3.24%

Net interest margin (1) (% of earning assets)					3.55%	3.35%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 38.55% tax rate.

Provision and Allowance for Loan Losses

The Company recovered $424,000 for the three months ending March 31, 2014 compared to adding $369,000 of recovered provision for the same period in 2013. There were net loan charge-offs of $473,000 for the three months ended March 31, 2014, as compared with net loan charge-offs of $458,000 during the same period of 2013. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income decreased $818,000 for the three month period ending March 31, 2014 as compared to the same period in 2013. The primary factor contributing to the overall decrease was a decline in income from mortgage loan sales of $678,000, declining from $840,000 for the quarter ended March 31, 2013 to $162,000 for the same period in 2014. Service charges on deposit accounts produced revenue of $378,000, a decrease of $27,000 for the three months ended March 31, 2014. The primary factor leading to this decrease was a decrease in NSF (non-sufficient funds) fees for the comparable periods. Other service fees and commissions experienced a $144,000 or 18.2% increase for the comparable three month period, primarily due to an increase in brokerage commissions and asset management fees. The Company realized gains on the sale of investment securities during the three months ended March 31, 2014 of $21,000 as compared to realized gains of $14,000 for the same period in 2013. Also, during the first quarter of 2013, the Company realized a gain on the sale of a piece of property being held in premises and equipment in the amount of $229,000.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2014 was $5.2 million compared to $5.6 million for the same period of 2013, a decrease of $383,000. Salaries and employee benefits, the largest component of noninterest expense, decreased $86,000 for the quarter ending March 31, 2014. This decrease is attributable to a reduction in staff related to the consolidation of the Company’s subsidiary banks during 2013. Professional fees and services decreased $81,000 during the three months ending March 31, 2014 as compared to the same period in 2013. The improvement the Company is experiencing in asset quality is attributable to this decrease with lower legal fees associated with loan collections fees. FDIC deposit insurance premiums also declined $59,000 for the comparable periods. Foreclosed real estate expense increased $53,000 for the three months ending March 31, 2014. The major factor related to the increase in foreclosed real estate expense was expenses related to a prior year sale of other real estate owned. Write-downs on properties held in other real estate owned are attributed to updated appraisals and the lowering of list prices, which declined from $30,000 for the three month period ending March 31, 2013 to $3,000 for the same period in 2014. Other noninterest expense decreased $169,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Postage	$51	$47
Telephone and data lines	34	54
Shareholder relations expense	62	42
Dues and subscriptions	33	40
Other	360	526

Total	$540	$709

Income Tax Expense

The Company had income tax expense of $268,000 for the three months ended March 31, 2014 at an effective tax rate of 33.29% compared to income tax expense of $415,000 with an effective tax rate of 35.23% in the 2013 period.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and by recoveries of amounts previously charged off and is reduced by recovery of provisions and loans charged off. Management continuously evaluates the adequacy of the allowance for loan losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less the selling costs. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

The allowance for loan losses represents management’s best estimate of an appropriate amount to provide for inherent risk in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

The recovery of loan losses was ($424,000) for the three months ended March 31, 2014 as compared to a recovery of ($369,000) for the same period in 2013. At March 31, 2014 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $15.6 million compared to $17.6 million at December 31, 2013, a decrease of $2.0 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $4.7 million at December 31, 2013 to $3.6 million at March 31, 2014. During the first quarter of 2014, the Company transferred $496,000 in impaired loans to other real estate owned. This coupled with relationship upgrades of $811,000 and these relationships no longer being deemed impaired by management, along with $526,000 in payoffs were the primary factors contributing to the decrease in impaired loans. The upgrades and payoffs resulted in $163,000 in recovered reserves during the quarter. The Company had net loan charge-offs for the first quarter of 2014 of $473,000 compared to net loan charge-offs of $458,000 for the same period in 2013.

The allowance expressed as a percentage of gross loans held for investment decreased 28 basis points from 1.66% at December 31, 2013 to 1.38% at March 31, 2014. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.93% at December 31, 2013 and 0.85% at March 31, 2014, while the individually evaluated allowance as a percentage of individually evaluated loans decreased from 13.60% to 11.16% for the same periods. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third party vendor representing a one year loss horizon for each obligor. The Company updates the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the beacon scores that are one of the components used within the allowance model semi-annually, during the first and third quarters. For the first time in several updates, beacon scores experienced significant improvement during 2013. This trend continued during the first quarter of 2014 with beacon scores continuing to show improvement. The average beacon score increased nine basis points from 702 to 712 during the first quarter. This increase resulted in approximately $235,000 in recovered reserves during the first quarter.

During second and third quarters of 2013, the Company updated its allowance for loan loss model to more accurately assess the probability of losses inherent in the loan portfolio. Two alterations were made: the previous “VaR” calculation was replaced by an improved “VaR” that more adequately reflected the risk in the loan portfolio, and the least squares regression was replaced by a simple average.

The previous “VaR” calculation measured the size of exposures within the loan portfolio while the current “VaR” calculation measures the potential loss to the portfolio in aggregate. The previous “VaR” could not be larger than the largest loan in the portfolio while the current “VaR” has no such restriction. In addition the current “VaR” reflects correlations within the loan portfolio as well as the exposure to large individual credits

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 1.66% at December 31, 2013, to 1.38% at March 31, 2014.

Other real estate owned increased $277,000 during the first quarter of 2014. The Company sold three pieces of foreclosed property totaling $210,000 realizing a gain of $1,000 The Company also had write downs and changes in reserves totaling $9,000 on the remaining existing property. The Company did have one write down totaling $678,000. These decreases in other real estate owned were offset by four new pieces of property being foreclosed on totaling $496,000. Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Restructured loans at March 31, 2014 totaled $6.6 million compared to $6.4 million at December 31, 2013.

The following nonperforming assets table shows the comparison of March 31, 2014 to December 31, 2013:

Nonperforming Assets

(dollars in thousands)
	March 31, 2014	December 31, 2013
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	3,611	4,717
Other real estate owned	7,447	7,170

Total nonperforming assets	$11,058	$11,887

Allowance for loans losses	$4,198	$5,095
Nonperforming loans to total loans	1.19%	1.53%
Allowance for loan losses to total loans	1.38%	1.66%
Nonperforming assets to total assets	2.15%	2.30%
Allowance for loan losses to nonperforming loans	116.26%	108.02%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $15.8 million at March 31, 2014, with available credit of $15.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $40.9 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $29.9 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $15.5 million at March 31, 2014, compared to $16.7 million at December 31, 2013.

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

The Company and its subsidiary bank have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. As previously discussed, the Company’s subsidiary bank has a net total of $10.5 million in outstanding fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.5 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At March 31, 2014, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2013.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2014. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time, the Company’s subsidiary bank is engaged in ordinary routine litigation incidental to its business.

Item 1A.	Risk Factors

Disclosure under this item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Trades of the Company’s stock occur in the Over-the-Counter Bulletin Board market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: May 6, 2014	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 6, 2014	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.