Form 10-Q
period 2014-06-30
UWHARRIE CAPITAL CORP
filed 2014-08-04
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,169,575 shares of common stock outstanding as of July 28, 2014.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2014 (Unaudited)	December 31, 2013*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,709	$7,947
Interest-earning deposits with banks	46,096	64,447
Securities available for sale, at fair value	109,969	100,280
Loans held for sale	537	1,139
Loans:	309,936	307,348
Less allowance for loan losses	(3,700)	(5,095)

Net loans held for investment	306,236	302,253

Premises and equipment, net	15,160	13,781
Interest receivable	1,618	1,747
Restricted stock	1,038	1,184
Bank owned life insurance	6,586	6,516
Other real estate owned	7,105	7,170
Other assets	10,222	10,856

Total assets	$511,276	$517,320

LIABILITIES
Deposits:
Demand noninterest-bearing	$79,839	$74,493
Interest checking and money market accounts	228,358	228,933
Savings deposits	38,401	41,512
Time deposits, $100,000 and over	41,788	44,690
Other time deposits	60,516	64,080

Total deposits	448,902	453,708

Short-term borrowed funds	3,753	5,509
Long-term debt	9,564	11,163
Interest payable	183	224
Other liabilities	5,025	4,491

Total liabilities	467,427	475,095

Off balance sheet items, commitments and contingencies (Note 9)
Redeemable common stock held by the Employee Stock Ownership Plan (ESOP)	1,827	1,716
SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,171,119 and 7,445,931 shares, respectively	8,964	9,307
Additional paid-in capital	11,121	11,922
Unearned ESOP compensation	—	(989)
Undivided profits	11,129	10,289
Accumulated other comprehensive gain ( loss)	252	(562)

Total Uwharrie Capital shareholders’ equity	31,466	29,967
Noncontrolling interest	10,556	10,542

Total shareholders’ equity	42,022	40,509

Total liabilities and shareholders’ equity	$511,276	$517,320

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,106	$4,449	$8,165	$8,876
Investment securities
US Treasury	94	100	187	193
US Government agencies and corporations	341	202	658	381
State and political subdivisions	80	62	145	128
Interest-earning deposits with banks and federal funds sold	39	54	84	109

Total interest income	4,660	4,867	9,239	9,687

Interest Expense
Interest checking and money market accounts	73	112	158	228
Savings deposits	11	42	36	84
Time deposits, $100,000 and over	120	153	241	327
Other time deposits	136	182	278	395
Short-term borrowed funds	9	43	27	123
Long-term debt	138	166	295	337

Total interest expense	487	698	1,035	1,494

Net interest income	4,173	4,169	8,204	8,193
Provision for (recovery of) loan losses	(61)	(405)	(485)	(774)

Net interest income after provision (recovery of)for loan losses	4,234	4,574	8,689	8,967

Noninterest Income
Service charges on deposit accounts	359	392	737	797
Other service fees and commissions	970	841	1,907	1,634
Gain/(loss) on sale of securities (includes reclassification of $21,000 and $14,000 from accumulated other comprehensive income)	—	—	21	14
Gain (loss) on fixed assets and other assets	239	(22)	240	225
Income from mortgage loan sales	257	642	419	1,482
Other income	94	109	191	224

Total noninterest income	1,919	1,962	3,515	4,376

Noninterest Expense
Salaries and employee benefits	2,980	3,060	5,986	6,152
Net occupancy expense	259	276	545	550
Equipment expense	177	186	347	354
Data processing costs	191	192	370	392
Office supplies and printing	63	48	128	111
Foreclosed real estate expense	199	948	427	1,123
Professional fees and services	193	243	350	481
Marketing and donations	147	203	293	376
Electronic banking expense	236	249	475	471
Software amortization and maintenance	138	137	256	281
FDIC insurance	109	126	221	297
Other noninterest expense	614	618	1,154	1,327

Total noninterest expense	5,306	6,286	10,552	11,915

Income before income taxes	847	250	1,652	1,428
Income taxes (includes reclassification of $8,000 and $5,000 from accumulated other comprehensive income)	251	94	519	509

Net income	$596	$156	$1,133	$919

Consolidated net income	$596	156	1,133	919
Less: net income attributable to noncontrolling Interest	(147)	(114)	(293)	(217)

Net income attributable to Uwharrie Capital Corp	449	42	840	702
Dividends – preferred stock	—	(65)	—	(226)

Net income (loss) available to common shareholders	$449	$(23)	$840	$476

Net income (loss) per common share
Basic	$0.06	$0.00	$0.11	$0.06

Diluted	$0.06	$0.00	$0.11	$0.06

Weighted average shares outstanding
Basic	7,337,022	7,433,415	7,337,144	7,442,989
Diluted	7,337,022	7,433,415	7,337,144	7,442,989

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net Income	$596	$156	$1,133	$919

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	736	(2,413)	1,254	(2,537)
Related tax effect	(250)	844	(427)	886
Reclassification of (gain) loss recognized in net income	—	—	(21)	(14)
Related tax effect	—	—	8	5

Total other comprehensive income (loss)	486	(1,569)	814	(1,660)

Comprehensive income (loss)	1,082	(1,413)	1,947	(741)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(147)	(113)	(293)	(217)

Comprehensive income (loss) attributable to Uwharrie Capital	$935	$(1,527)	$1,654	$(958)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
			(dollars in thousands, except share data)
Balance, December 31, 2013	7,445,931	$9,307	$11,922	$(989)	$10,289	$(562)	$10,542	$40,509
Net Income	—	—	—	—	840	—	293	1,133
Repurchase of common stock	(22,366)	(28)	(46)	—	—	—	—	(74)
Other comprehensive Income	—	—	—	—	—	814	—	814
Release of ESOP shares	—	—	5	16	—	—	—	21
Repayment of ESOP notes receivable	(252,446)	(315)	(649)	973	—	—	—	9
Reclass to mezzanine capital	—	—	(111)	—	—	—	—	(111)
Record preferred stock dividend
Series B (noncontrolling interest)	—	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(73)	(73)

Balance, June 30, 2014	7,171,119	$8,964	$11,121	$—	$11,129	$252	$10,556	$42,022

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,133	$919
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	451	464
Net amortization of security premiums/discounts	469	850
Net amortization of mortgage servicing rights	351	430
Impairment of foreclosed real estate	72	758
Recovery of loan losses	(485)	(774)
Net realized gain on sales / calls available for sales securities	(21)	(14)
Income from mortgage loan sales	(419)	(1,482)
Proceeds from sales of loans held for sale	16,840	51,667
Origination of loans held for sale	(15,819)	(45,488)
Gain on sale of premises, equipment and other assets	(146)	(229)
Increase in cash surrender value of life insurance	(70)	(62)
(Gain) loss on sales of foreclosed real estate	(94)	4
Release and write-off of ESOP shares	30	23
Net change in interest receivable	129	(87)
Net change in other assets	50	(738)
Net change in interest payable	(41)	(38)
Net change in other liabilities	534	742

Net cash provided by operating activities	2,964	6,945

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	3,886	8,438
Purchase of securities available for sale	(12,790)	(40,758)
Net (increase) decrease in loans	(3,793)	4,537
Proceeds from sales of premises, equipment and other assets	273	949
Purchase of premises and equipment	(1,957)	(273)
Proceeds from sales of foreclosed real estate	382	804
Investment in other assets	(186)	(390)
Net decrease in restricted stock	146	475

Net cash used in investing activities	(14,039)	(26,218)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(4,806)	3,355
Net decrease in short-term borrowed funds	(1,756)	(9,318)
Net decrease in long-term debt	(1,599)	(1,505)
Proceeds from preferred stock series B issued by subsidiaries	—	360
Repayment of preferred stock series A	—	(7,742)
Increase in unearned ESOP compensation	—	(32)
Repurchase of common stock	(74)	(72)
Dividend and discount accretion on preferred stock	—	(176)
Dividend and cost accretion on noncontrolling interest	(279)	(195)

Net used in financing activities	(8,514)	(15,325)

Decrease in cash and cash equivalents	(19,589)	(34,598)
Cash and cash equivalents, beginning of period	72,394	81,728

Cash and cash equivalents, end of period	$52,805	$47,130

Supplemental Disclosures of Cash Flow Information
Interest paid	$579	$1,532
Income taxes paid	6	617
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$814	$(1,660)
Loans transferred to foreclosed real estate	295	2,307
Company financed sales of other real estate owned	—	—
Net change in ESOP liability	111	102
Exchange of unearned ESOP shares for ESOP debt	964	—

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

Note 2 – Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other accumulated comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of accumulated other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale. The following table presents the changes in accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Unrealized holding gains on available-for-sale securities (net)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(dollars in thousands)
Beginning Balance	$(234)	$1,396	$(562)	$1,487
Other Comprehensive income (loss) before reclassifications, net of ($250,000) $844,000, ($427,000) and $885,000 tax effect, respectively	486	(1,569)	827	(1,651)
Amounts reclassified from accumulated Other comprehensive income, net of $8,000 and $5,000 tax effect	—	—	(13)	(9)

Net current-period other comprehensive income (loss)	486	(1,569)	814	(1,660)

Ending Balance	$252	$(173)	$252	$(173)

Note 3 – Noncontrolling Interest

In January 2013 the Company’s subsidiary banks issued in total $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation and name change.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 4 – Per Share Data

On July 15, 2014, the Company’s Board of Directors declared a 2% stock dividend payable on August 15, 2014 to shareholders of record on July 30, 2014. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For both the three and six months ended June 30, 2013, the Company’s 92,491 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. For the three and six months ended June 30, 2014, the Company had 12,360 stock options outstanding and they did not have a dilutive effect. The Employee Stock Ownership Plan, (“ESOP”) effect is the average of the unallocated ESOP shares.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	7,337,022	7,627,666	7,337,144	7,627,666
Effect of ESOP shares	—	(194,251)	—	(184,677)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,337,022	7,433,415	7,337,144	7,442,989
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,337,022	7,433,415	7,337,144	7,442,989

During the first quarter of 2014, the board of directors of the Company voted to terminate the ESOP effective March 1, 2014. As of February 28, 2014, the ESOP held 740,530 shares, or 9.95% of the Company’s total outstanding shares of common stock, of which 252,446 shares were unallocated to participants in the ESOP.

The Company originally made a term loan to the ESOP in 1999. In addition, the Company established a $500,000 line of credit to the ESOP in 2010 and established a second $500,000 line of credit to the ESOP in 2013. The ESOP used the proceeds of the term loan and lines of credit to purchase shares of the Company’s common stock for the benefit of qualified employees. The unallocated shares of stock held by the ESOP were pledged as collateral for the term loan and lines of credit. As debt payments were made on the term loan and lines of credit, unallocated shares associated with those debt payments were released to the ESOP and allocated among participants.

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

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
U.S. Treasury	$20,908	$472	$105	$21,275
U.S. Government agencies	44,822	160	299	44,683
GSE - Mortgage-backed securities and CMO’s	34,318	135	462	33,991
State and political subdivisions	9,539	481	—	10,020

Total securities available for sale	$109,587	$1,248	$866	$109,969

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
U.S. Treasury	$20,992	$502	$208	$21,286
U.S. Government agencies	34,931	145	776	34,300
GSE - Mortgage-backed securities and CMO’s	37,871	121	986	37,006
State and political subdivisions	7,337	351	—	7,688

Total securities available for sale	$101,131	$1,119	$1,970	$100,280

At both June 30, 2014 and December 31, 2013 the Company owned Federal Reserve Bank stock reported at cost of $506,000 and $467,000, respectively. Also at June 30, 2014 and December 31, 2013, the Company owned Federal Home Loan Bank Stock (FHLB) of $531,600 and $717,000, respectively. Both of these stocks are combined and reported as restricted stock. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2014.

Results from sales of securities available for sale for the three and six month periods ended June 30, 2014 and June 30, 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(dollars in thousands)
Gross proceeds from sales	$—	$—	$328	$426

Realized gains from sales	$—	$—	$21	$14
Realized losses from sales	—	—	—	—

Net Realized gains	$—	$—	$21	$14

At June 30, 2014 and December 31, 2013, securities available for sale with a carrying amount of $74.9 million and $63.1 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market. Management does not believe these fluctuations are a reflection of the quality of the investments. At June 30, 2014, the unrealized losses for securities less than twelve months related to two government agency bonds and five government sponsored enterprise (GSE) mortgage backed securities. The Company had one United States Treasury note, four government agency bonds and six GSE mortgage backed securities that had been in a loss position for more than twelve months. At December 31, 2013, the unrealized losses less than twelve months related to one United States Treasury note, ten government agency bonds and eleven government sponsored enterprise (GSE) mortgage backed securities. The Company had two GSE mortgage backed securities that had been in a loss position for more than twelve months at December 31, 2013.

	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$—	$—	$4,830	$105	$4,830	$105
U.S. Gov’t agencies	6,586	7	16,887	292	23,473	299
GSE-Mortgage-backed securities and CMO’s	8,731	139	12,059	323	20,790	462
State and political subdivisions	—	—	—	—	—	—

	$15,317	$146	$33,776	$720	$49,093	$866

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,722	$208	$—	$—	$4,722	$208
U.S. Gov’t agencies	29,147	776	—	—	29,147	776
GSE-Mortgage-backed securities and CMO’s	22,206	842	3,849	144	26,055	986
State and political subdivisions	—	—	—	—	—	—

	$56,075	$1,826	$3,849	$144	$59,924	$1,970

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

At June 30, 2014, the Company had one United States Treasury note, four government agency bonds and six GSE mortgage backed securities that had been in a loss position for twelve months or more. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. At June 30, 2014, the Company had no intent to sell and was not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery. For the three and six months ended June 30, 2014, there were no available for sale securities deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2014 by remaining contractual maturity are as follows:

	June 30, 2014
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale
U. S. Treasury
Due after one but within five years	15,972	16,444	1.91%
Due after five but within ten years	4,936	4,831	1.37%

	20,908	21,275	1.79%

U.S. Government agencies
Due within twelve months	4,990	5,082	2.77%
Due after one but within five years	35,887	35,668	1.29%
Due after five but within ten years	3,945	3,933	2.03%

	44,822	44,683	1.52%

Mortgage-backed securities
Due after one but within five years	4,799	4,743	1.51%
Due after five but within ten years	1,409	1,448	3.08%
Due after ten years	28,110	27,800	3.42%

	34,318	33,991	3.14%

State and political subdivisions
Due within twelve months	176	179	4.62%
Due after one but within five years	2,402	2,586	4.96%
Due after five but within ten years	3,713	3,911	5.07%
Due after ten years	3,248	3,344	4.98%

	9,539	10,020	5.00%

Total Securities available for sale
Due within twelve months	5,166	5,261	2.83%
Due after one but within five years	59,060	59,441	1.62%
Due after five but within ten years	14,003	14,123	2.71%
Due after ten years	31,358	31,144	3.58%

	$109,587	$109,969	2.38%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
	(dollars in thousands)
Commercial
Commercial	$45,811	$47,436
Real estate - commercial	93,009	95,922
Other real estate construction loans	20,918	17,583
Noncommercial
Real estate 1 - 4 family construction	3,925	3,418
Real estate - residential	92,408	87,463
Home equity	45,027	45,231
Consumer loans	8,316	9,623
Other loans	550	612

	309,964	307,288
Less:
Allowance for loan losses	(3,700)	(5,095)
Deferred loan (fees) costs, net	(28)	60

Loans held for investment, net	$306,236	$302,253

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and six month period ended June 30, 2014 and 2013, respectively:

Commercial	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(dollars in thousands)
Balance, beginning of period	$2,192	$2,257	$2,665	$2,791
Provision (recovery) charged to operations	(166)	375	(411)	254
Charge-offs	(507)	(124)	(744)	(395)
Recoveries	51	34	60	39

Net (charge-offs)	(456)	(90)	(684)	(356)

Balance at end of period	$1,570	$2,542	$1,570	$2,689

Non-Commercial	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(dollars in thousands)
Balance, beginning of period	$2,006	$3,716	$2,430	$4,010
Provision (recovery) charged to operations	105	(780)	(74)	(1,028)
Charge-offs	(28)	(41)	(297)	(265)
Recoveries	47	44	71	75

Net (charge-offs)	19	3	(226)	(190)

Balance at end of period	$2,130	$2,939	$2,130	$2,792

Total	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(dollars in thousands)
Balance, beginning of period	$4,198	$5,973	$5,095	$6,801
Provision (recovery) charged to operations	(61)	(405)	(485)	(774)
Charge-offs	(535)	(165)	(1,041)	(660)
Recoveries	98	78	131	114

Net (charge-offs)	(437)	(87)	(910)	(546)

Balance at end of period	$3,700	$5,481	$3,700	$5,481

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2014 and December 31, 2013:

June 30, 2014
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
			(dollars in thousands)
Commercial	$—	$2,799	$1,570	$156,939	$1,570	$159,738
Non-Commercial	96	5,959	2,034	144,239	2,130	150,198

Total	$96	$8,758	$3,604	$301,178	$3,700	$309,936

December 31, 2013
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$1,519	$8,700	$1,146	$152,241	$2,665	$160,941
Non-Commercial	868	8,853	1,562	137,554	2,430	146,407

Total	$2,387	$17,553	$2,708	$289,795	$5,095	$307,348

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

June 30, 2014
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
			(dollars in thousands)
Commercial	$11	$50	$61	$45,750	$45,811	$—
Real estate - commercial	38	531	569	92,440	93,009	—
Other real estate construction	17	1,032	1,049	19,869	20,918	—
Real estate 1 -4 family construction	—	—	—	3,925	3,925	—
Real estate - residential	970	1,020	1,990	90,390	92,380	—
Home equity	74	15	89	44,938	45,027	—
Consumer loans	45	—	45	8,271	8,316	—
Other loans	—	—	—	550	550	—

Total	$1,155	$2,648	$3,803	$306,133	$309,936	$—

December 31, 2013
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$143	$204	$347	$47,089	$47,436	$—
Real estate - commercial	165	1,064	1,229	94,693	95,922	—
Other real estate construction	145	1,637	1,782	15,801	17,583	—
Real estate construction	—	—	—	3,418	3,418	—
Real estate - residential	1,426	1,564	2,990	84,533	87,523	—
Home equity	207	248	455	44,776	45,231	—
Consumer loan	55	—	55	9,568	9,623	—
Other loans	—	—	—	612	612	—

Total	$2,141	$4,717	$6,858	$300,490	$307,348	$—

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

The composition of nonaccrual loans by class as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Commercial	$50	$204
Real estate - commercial	531	1,064
Other real estate construction	1,032	1,637
Real estate 1 – 4 family construction	—	—
Real estate – residential	1,020	1,564
Home equity	15	248
Consumer loans	—	—
Other loans	—	—

	$2,648	$4,717

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2014 and December 31, 2013:

June 30, 2014
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$45,050	$578	$183	$—	$45,811
Real estate - commercial	81,227	7,591	4,191	—	93,009
Other real estate construction	17,274	1,969	1,675	—	20,918
Real estate 1 - 4 family construction	3,925	—	—	—	3,925
Real estate - residential	75,459	11,750	5,171	—	92,380
Home equity	43,603	1,054	370	—	45,027
Consumer loans	7,972	300	44	—	8,316
Other loans	550	—	—	—	550

Total	$275,060	$23,242	$11,634	$—	$309,936

December 31, 2013
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$46,520	$635	$281	$—	$47,436
Real estate - commercial	80,679	9,396	5,847	—	95,922
Other real estate construction	12,898	2,465	1,385	835	17,583
Real estate 1 - 4 family construction	3,418	—	—	—	3,418
Real estate - residential	70,407	12,911	4,205	—	87,523
Home equity	43,830	1,005	396	—	45,231
Consumer loans	9,216	361	46	—	9,623
Other loans	612	—	—	—	612

Total	$267,580	$26,773	$12,160	$835	$307,348

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2014 and December 31, 2013 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2014 and December 31, 2013:

June 30, 2014
	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$45,761	$50	$45,811
Real estate - commercial	92,478	531	93,009
Other real estate construction	19,886	1,032	20,918
Real estate 1 – 4 family construction	3,925	—	3,925
Real estate – residential	91,360	1,020	92,380
Home equity	45,012	15	45,027
Consumer loans	8,316	—	8,316
Other loans	550	—	550

Total	$307,288	$2,648	$309,936

December 31, 2013
	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$47,232	$204	$47,436
Real estate - commercial	94,858	1,064	95,922
Other real estate construction	15,946	1,637	17,583
Real estate 1 - 4 family construction	3,418	—	3,418
Real estate – residential	85,959	1,564	87,523
Home equity	44,983	248	45,231
Consumer loans	9,623	—	9,623
Other loans	612	—	612

Total	$302,631	$4,717	$307,348

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2014 and December 31, 2013.

June 30, 2014
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
		(dollars in thousands)
Commercial	$130	$130	$—	$—
Real estate - commercial	1,825	1,636	—	—
Other real estate construction	1,571	1,033	—	—
Real estate 1 - 4 family construction	22	22	—	—
Real estate - residential	6,074	5,464	361	96
Home equity	33	33	—	—
Consumer loans	79	79	—	—
Other loans	—	—	—	—

Total	$9,734	$8,397	$361	$96

December 31, 2013
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
		(dollars in thousands)
Commercial	$377	$291	$86	$67
Real estate - commercial	6,808	3,962	2,375	507
Other real estate construction	2,034	247	1,739	945
Real estate 1 - 4 family construction	374	25	349	16
Real estate - residential	8,197	4,619	3,329	530
Home equity	415	58	357	279
Consumer loans	116	61	55	43
Other loans	—	—	—	—

Total	$18,321	$9,263	$8,290	$2,387

	Three Months ended June 30, 2014		Three Months ended June, 2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
		(dollars in thousands)
Commercial	$148	$2	$1,237	$4
Real estate - commercial	3,531	17	8,516	63
Other real estate construction	1,476	—	3,011	7
Real estate 1 - 4 family construction	197	1	609	6
Real estate - residential	6,614	58	8,680	132
Home equity	107	—	1,065	8
Consumer loans	94	—	192	1
Other loans	—	—	—	—

Total	$12,167	$78	$23,310	$221

	Six Months ended June 30, 2014		Six Months ended June, 2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
		(dollars in thousands)
Commercial	$225	$3	$1,444	$15
Real estate - commercial	4,466	35	8,366	138
Other real estate construction	1,646	—	2,722	13
Real estate 1 - 4 family construction	256	1	537	11
Real estate - residential	7,058	113	8,662	221
Home equity	210	—	1,058	13
Consumer loans	101	2	308	4
Other loans	—	—	—	—

Total	$13,962	$154	$23,097	$415

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

For the three and six months ended June 30, 2014 and 2013, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	1	32	32
Other loans	—	—	—

	1	$32	$32

Other payment terms:
Commercial	—	$—	$—
Real estate - commercial	1	112	112
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	386	386
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	3	$498	$498

Total	4	$530	$530

Three months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	403	403
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$403	$403

Six months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	1	32	32
Other loans	—	—	—

Total	1	$32	$32

Other:
Commercial	—	$—	$—
Real estate - commercial	1	112	112
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	619	619
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	5	$731	$731

Total	6	$763	$763

Six months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	468	466
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$468	$466

The following table presents loans that were modified as TDRs within the previous twelve months and for which there was a payment default during the twelve months ended June 30, 2014 and June 30, 2013:

	Twelve months ended June 30, 2014		Twelve months ended June 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
(dollars in thousands)
Other:
Commercial	—	$—	—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1 -4 family construction	—	—	—	—
Real estate - residential	—	—	2	28
Home equity	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—

	—	$—	2	$28

Total	—	$—	2	$28

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned the Company considers TDRs to be impaired loans and has $60,000 in the allowance for loan loss as of June 30, 2014, as a direct result of these TDRs. At June 30, 2013, there was $614,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of June 30, 2014 and 2013:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
				(dollars in thousands)
June 30, 2014
Below market Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	1	32	—	—	—	—
Forgiveness of Principal
Other	—	—	10	1,359	—	—	—	—

Total	—	$—	11	$1,391	—	$—	—	$—

June 30, 2013
Forgiveness of Principal	—	$—	—	$—	—	$—	—	$—
Other	—	—	15	1,246	—	—	—	—

Total	—	$—	15	$1,246	—	$—	—	$—

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

The bank’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At June 30, 2014, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$73,676
Credit card commitments	8,609
Standby letters of credit	1,508

Total commitments	$83,793

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. At June 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
		(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$21,275	$21,275	$—	$—
US Government Agencies	44,683	—	44,683	—
GSE - Mortgage-backed securities and CMO’s	33,991	—	33,991	—
State and political subdivisions	10,020	—	10,020	—

Total assets at fair value	$109,969	$21,275	$88,694	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$21,286	$21,286	$—	$—
US Gov’t	34,300	—	34,300	—
Mortgage-backed securities and CMO’s	37,006	—	37,006	—
State and political subdivisions	7,688	—	7,688	—

Total assets at fair value	$100,280	$21,286	$78,994	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$265	$—	$—	$265
Loans held for sale	537	—	537	—
Other real estate owned	3,475	—	—	3,475

Total assets at fair value	$4,277	$—	$537	$3,740

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$5,903	$—	$—	$5,903
Loans held for sale	1,139	—	1,139	—
Other real estate owned	3,533	—	—	3,533

Total assets at fair value	$10,575	$—	$1,139	$9,436

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2014 and December 31, 2013, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2014 and December 31, 2013:

June 30, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$52,805	$52,805	$52,805	$—	$—
Securities available for sale	109,969	109,969	21,275	88,694	—
Loans held for investment, net	306,236	313,121	—	—	313,121
Loans held for sale	537	537	—	537	—
Restricted stock	1,038	1,038	1,038	—	—
Bank-owned life insurance	6,586	6,586	—	—	6,586
Mortgage servicing rights	2,173	3,046	—	—	3,046
Accrued interest receivable	1,618	1,618	—	—	1,618
FINANCIAL LIABILITIES
Deposits	$448,902	$436,059	$—	$—	$436,059
Short-term borrowings	3,753	3,753	—	3,753	—
Long-term borrowings	30	30	—	30	—
Junior subordinated debt	9,534	9,709	—	—	9,709
Accrued interest payable	183	183	—	—	183

December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$72,394	$72,394	$72,394	$—	$—
Securities available for sale	100,280	100,280	21,286	78,994	—
Loans held for investment, net	302,253	308,112	—	—	308,112
Loans held for sale	1,139	1,139	—	1,139	—
Restricted stock	1,184	1,184	1,184	—	—
Bank-owned life insurance	6,516	6,516	—	—	6,516
Mortgage servicing rights	2,356	3,085	—	—	3,085
Accrued interest receivable	1,747	1,747	—	—	1,747
FINANCIAL LIABILITIES
Deposits	$453,708	$438,593	$—	$—	$438,593
Short-term borrowings	5,509	5,509	—	5,509	—
Long-term borrowings	36	36	—	36	—
Junior subordinated debt	11,127	11,271	—	—	11,271
Accrued interest payable	224	224	—	—	224

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 5.

•	Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Bank-owned life insurance – The carrying amount of bank-owned life insurance is the current cash surrender value and is recorded in level 3.

•	Mortgage serving rights – Fair value is determined based upon discounted cash flows using market-based assumptions and is recorded in Level 3.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•	Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 3. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior Subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At June 30, 2014, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013.

During the six months ended June 30, 2014, the Company’s total assets decreased $6.0 million, from $517.3 million to $511.3 million. During the same period, cash and cash equivalents decreased $19.6 million, while loans held for investment and securities available for sale increased $2.6 million and $9.7 million, respectively.

Cash and cash equivalents decreased $19.6 million, during the six months ended June 30, 2014. Cash and due from banks decreased $1.2 million, while interest-earning deposits with banks decreased $19.4 million. These decreases are directly related to the growth in both investment securities and loans held for investment.

Investment securities increased $9.7 million to $110.0 million for the period ended June 30, 2014. During the first six months of 2014, the Company purchased securities of $12.8 million. The increase from new purchases was reduced by sales of $328,000, maturities of $480,000 and normal reductions stemming from principal payments on mortgage backed securities. The Company is investing in lower duration securities as well as variable rate securities. These sectors should provide better protection in a rising rate environment, and mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At June 30, 2014, the Company had net unrealized gains of $382,000.

Loans held for investment increased from $307.3 million to $309.9 million, an increase of $2.6 million. The commercial, commercial real estate, home equity and consumer loan segments of the loan portfolio decreased during the first six months of 2014 with the consumer loan segment experiencing the largest decline of 13.6%. The Company experienced growth in the remaining segments of its loan portfolio during the first half of 2014 with the other real estate construction segment having the largest increase of 19.0%, primarily owner occupied. The Company had five relationships that were foreclosed on for a total of $641,000. Loans held for sale decreased 52.9% or $602,000. The allowance for loan losses was $3.7 million at June 30, 2014, which represented 1.19% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned and other assets. Bank owned life insurance increased $70,000, while premises and equipment increased $1.4 million. The increase in premises and equipment was related to the purchase of a piece of property that was currently being leased. Accrued interest receivable declined $129,000. Restricted stock which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock decreased $146,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. The Company’s required ownership in FHLB stock decreased $185,000, while the Company’s required ownership in Federal Reserve Bank stock increased $39,000 to $506,000 during the first six months of 2014. Other real estate owned decreased $65,000. During the six months ended June 30, 2014, the Company foreclosed on five loan relationships during the first six months of 2014 totaling $641,000 and sold nine pieces of property totaling $744,000. The Company recorded net valuation write-down adjustments of $73,000. Other assets decreased $634,000.

Customer deposits, our primary funding source, experienced a $4.8 million decrease during the six month period ended June 30, 2014, decreasing from $453.7 million to $448.9 million. Demand noninterest bearing checking increased $5.3 million. This increase was offset by declines in interest checking and money market accounts of $575,000, savings deposits of $3.1 million, time deposits over $100,000 of $2.9 million and other time deposits of $3.6 million.

Total borrowings decreased $3.4 million for the period and consist of both short-term and long-term borrowed funds. During the first quarter of 2014, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $9.5 million. These securities have a final maturity date of March 31, 2024 and may be redeemed by the Company after March 31, 2019. The subordinated debt pays interest quarterly at an annual fixed rate of 5.75%. All proceeds of this private placement were issued and outstanding at June 30, 2014. All proceeds also qualify for and are included in the calculation of Tier 2 capital. On March 31, 2014, the Company called its entire $11.1 million private outstanding issue of fixed rate subordinated debt that had a final maturity of December 31, 2018. These two events had a net reduction in total borrowings of $1.6 million at June 30, 2014. Other components of total borrowings include $3.8 million in master notes and other secured borrowings.

Other liabilities increased from $4.5 million at December 31, 2013 to $5.0 million at June 30, 2014, an increase of $534,000.

The Company has an Employee Stock Ownership Plan (ESOP) in place. Late in 2011, the Internal Revenue Service issued IRS notice 2011-19 that drew a clear line between what stock exchanges are considered public and which are not. The Company historically trades its stock on the OTC Bulletin Board, which is a publically traded exchange, however, the IRS no longer recognizes the Bulletin Board as a public exchange. The result of this ruling is that companies that have ESOP plans in place are required to set aside funds to handle allocated shares put back to the company. The plan that the Company has includes a put option that requires the Company to repurchase allocated shares of participants at the participants’ option. The Company reclassed capital from additional paid-in capital to set aside the liability to cover all allocated shares that the Company may be requested to buy back. During the first six months of 2014, the Company reclassed an additional $111,000 to this liability from additional paid-in capital.

As disclosed in Note 4 to the financial statements filed within this report, the Company voted to terminate its ESOP effective March 1, 2014. In connection with this termination, the ESOP trustees transferred the 252,446 remaining unallocated shares to the Company to partially satisfy the term loan and lines of credit the ESOP had outstanding at the time. The effect this had on equity was minimal with total outstanding shares being reduced. The remaining balance of $8,600 on the loans was expensed by the Company to completely satisfy the loans. At June 30, 2014, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

At June 30, 2014, total shareholders’ equity was $42.0 million, an increase of $1.5 million from December 31, 2013. Net income for the period was $1.1 million. Unrealized gains and losses on investment securities, net of tax, increased $814,000. The Company repurchased common stock totaling $74,000. The Company paid $293,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $596,000 for the three months ended June 30, 2014, as compared to $156,000 for the three months ended June 30, 2013, an increase of $440,000. Net income available to common shareholders was $449,000 or $0.06 per common share for the three months ended June 30, 2014, compared to $(23,000) or $0.00 per common share for the three months ended June 30, 2013. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest. The entire $10.0 million of preferred stock capital was redeemed and retired during 2013.

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

Net interest income for both the three months ended June 30, 2014 and June 30, 2013 was $4.2 million. During the current quarter, our decline in the volume of interest-earning assets outpaced the volume of interest-bearing liabilities by $82,000. The average yield on our interest–earning assets decreased four basis points to 4.10%, while the average rate we paid for our interest-bearing liabilities decreased 18 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve Open Market Committee adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of 14 basis points in our interest rate spread, from 3.45% in 2013 to 3.59% in 2014. Our net interest margin was 3.68% and 3.56% for the comparable periods in 2014 and 2013, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2014 and 2013:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2014	2013	2014	2013	2014	2013
Interest-earning assets:
Taxable securities	$100,666	$106,051	$434	302	1.73%	1.14%
Non-taxable securities	10,169	7,407	81	62	5.12%	5.46%
Short-term investments	43,745	45,596	39	54	0.36%	0.48%
Taxable loans	296,111	308,081	3,998	4,343	5.42%	5.65%
Non-taxable loans (1)	16,176	14,243	108	106	4.30%	4.84%

Total interest-earning assets	466,867	481,378	4,660	4,867	4.10%	4.14%
Interest-bearing liabilities:
Interest-bearing deposits	368,837	384,847	340	489	0.37%	0.51%
Short-term borrowed funds	4,906	11,351	9	43	0.74%	1.52%
Long-term debt	9,566	11,750	138	166	5.79%	5.67%

Total interest bearing liabilities	383,309	407,948	487	698	0.51%	0.69%
Net interest spread	$83,558	$73,430	$4,173	$4,169	3.59%	3.45%

Net interest margin (1) (% of earning assets)					3.68%	3.56%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 37.96 tax in 2014 and a 38.55% tax rate in 2013.

Provision and Allowance for Loan Losses

The Company recovered $(61,000) for the three months ending June 30, 2014 compared to recovering $(405,000) for the same period in 2013. There were net loan charge-offs of $437,000 for the three months ended June 30, 2014, as compared with net loan charge-offs of $87,000 during the same period of 2013. Refer to the Asset Quality discussion on page 34 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income decreased $43,000 for the three month period ending June 30, 2014 as compared to the same period in 2013. Income from mortgage loan sales decreased $385,000 from $642,000 for the quarter ended June 30, 2013 to $257,000 for the same period in 2014. Service charges on deposit accounts produced revenue of $359,000, a decrease of $33,000 for the three months ended June 30, 2014. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced a $129,000 or 15.3% increase for the comparable three month period, primarily due to an increase in brokerage commissions and asset management fees. The Company realized gains on the sale of other real estate owned of $93,000 for the three months ended June 30, 2014 compared to realized losses of $22,000 for the same period in 2013. The Company also realized a gain of $146,000 on the sale of a piece of property.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2014 was $5.3 million compared to $6.3 million for the same period of 2013, a decrease of $980,000. Salaries and employee benefits, the largest component of noninterest expense, decreased $80,000 for the quarter ending June 30, 2014. Foreclosed real estate expense decreased $749,000 for the three months ending June 30, 2014. The major factor related to the decrease in foreclosed real estate expense was a decrease in write-downs on properties held in other real estate owned. These write downs are attributed to updated appraisals and the lowering of list prices. Total write-downs for the three month period in 2014 were $63,000 compared to $728,000 for the same period in 2013 that did include one write-down totaling $687,000. Professional fees and services decreased $50,000 during the three months ending June 30, 2014 to $193,000 as compared to $243,000 for the same period in 2013. Other noninterest expense increased $4,000 for the comparable three month period. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended June 30,
	2014	2013
	(dollars in thousands)
Postage	$47	$57
Telephone and data lines	42	38
Loan collection expense	87	109
Shareholder relations expense	50	45
Dues and subscriptions	43	43
Other	345	326

Total	$614	$618

Income Tax Expense

The Company had income tax expense of $251,000 for the three months ended June 30, 2014 resulting in an effective rate of 29.63% compared to income tax expense of $156,000 and an effective rate of 37.60% in the 2013 period Income taxes computed at statutory rate are reduced primarily by eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in earnings generated in these areas coupled with the reduction of the state tax rate was the primary drivers behind the decline in the effective tax rate.

Comparison of Results of Operations For the Six Months Ended June 30, 2014 and 2013.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.1 million for the six months ended June 30, 2014, as compared to $919,000 for the six months ended June 30, 2013, an increase of $219,000. Net income available to common shareholders was $840,000 or $0.11 per common share for the six months ended June 30, 2014, compared to $476,000 or $0.06 per common share for the six months ended June 30, 2013. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest. The entire $10.0 million of preferred stock capital was redeemed and retired during 2013.

Net Interest Income

Net interest income for both the six months ended June 30, 2014 and June 30, 2013 was $8.2 million. During the six months ending June 30, 2014, the decline in the volume of interest-earning assets outpaced the decline in growth of our interest-bearing liabilities by $343,000. The average yield on our interest–earning assets remained steady at 4.07%, while the average rate we paid for our interest-bearing liabilities decreased 19 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in an increase of 19 basis points in our interest rate spread to 3.52% for the first six months of 2014, compared to 3.34% for the first six months of 2013. Our net interest margin was 3.62% and 3.46% for the comparable six month periods in 2014 and 2013, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a strong interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2014 and 2013:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2014	2013	2014	2013	2014	2013
Interest-earning assets:
Taxable securities	$97,649	$102,213	$845	$574	1.75%	1.13%
Nontaxable securities (1)	9,151	7,629	145	128	5.16%	5.51%
Short-term investments	53,447	54,418	84	109	0.32%	0.40%
Taxable loans	293,022	311,158	7,944	8,667	5.47%	5.62%
Non-taxable loans (1)	15,780	14,437	221	209	4.55%	4.75%

Total interest-earning assets	469,049	489,855	9,239	9,687	4.07%	4.07%
Interest-bearing liabilities:
Interest-bearing deposits	371,617	386,513	713	1,034	0.39%	0.54%
Short-term borrowed funds	5,416	14,166	27	123	1.01%	1.75%
Long-term debt	10,350	12,209	295	337	5.75%	5.57%

Total interest bearing liabilities	387,383	412,888	1,035	1,494	0.54%	0.73%

Net interest spread	$81,666	$76,967	$8,204	$8,193	3.53%	3.34%

Net interest margin (1) (% of earning assets)					3.62%	3.46%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 37.96 tax rate in 2014 and a 38.55% tax rate in 2013.

Provision and Allowance for Loan Losses

The Company recovered $(485,000) for the six months ending June 30, 2014 compared to $(774,000) recovered for the same period in 2013. There were net loan charge-offs of $910,000 for the six months ended June 30, 2014 as compared with net loan charge-offs of $546,000 during the same period of 2013. Refer to the Asset Quality discussion on page 34 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income decreased $861,000 for the six month period ending June 30, 2014 as compared to the same period in 2013. Income from mortgage loan sales was $419,000 for the six months ended June 30, 2014 compared to $1.5 million for the same period in 2013. Service charges on deposit accounts produced revenue of $737,000 for the six months ended June 30, 2014, a decrease of $60,000. The primary contributing factor is a decrease in NSF fees due in large part to changes in the regulatory governance. Other service fees and commissions experienced a 16.7% increase for the comparable six month period. This increase was directly related to brokerage commissions and asset management fees increasing. Gain on sale of other assets was $240,000 for the six months ended June 30, 2014 compared to $225,000 for the same period in 2013. Gains realized on the sale of securities were $21,000 for the first six months in 2014 compared to $14,000 for the same period in 2013.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2014 was $10.6 million compared to $11.9 million for the same period of 2013; a decrease of $1.3 million. Salaries and employee benefits, the largest component of noninterest expense, decreased $166,000 to $6.0 million for the period ending June 30, 2014. Net occupancy and equipment expense had a combined decrease of $12,000. Professional fees and services decreased $131,000. Foreclosed real estate expense decreased $696,000. The major factor related to the decrease in foreclosed real estate expense was a decrease in write downs on properties held in other real estate owned to a total for the first six months of 2014 of $72,000 compared to $758,000 in write downs for the same period in 2013 that does include one write down totaling $687,000 during the second quarter of 2013. Other noninterest expense decreased $173,000 for the comparable six month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Postage	$98	$104
Telephone and data lines	76	92
Loan collection expense	87	194
Shareholder relations expense	112	87
Dues and subscriptions	76	83
Other	705	767

Total	$1,154	$1,327

Income Tax Expense

The Company had income tax expense of $519,000 for the six months ended June 30, 2014 resulting in an effective tax rate of 31.42%, compared to income tax expense of $509,000 and an effective rate of 35.64% in the 2013 period. Income taxes computed at statutory rate are reduced primarily by eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in tax free income coupled with the reduction in the state tax rate attributed to this decrease in effective tax rate.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and decreased by recoveries of amounts previously charged off and is reduced by recovery of provisions and loans charged off. Management continuously evaluates the adequacy of the allowance for loan losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less the selling costs. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

Management uses a risk-grading program designed to evaluate the credit risk in the loan portfolio. In this program, risk grades are initially assigned by loan officers then reviewed and monitored by credit administration. This process includes the maintenance of an internally classified loan list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. Because of this process, certain loans are deemed as impaired and evaluated as an impaired loan.

The allowance for loan losses represents management’s best estimate of an appropriate amount to provide for probable credit risk inherent in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

At June 30, 2014 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $8.8 million compared to $17.6 million at December 31, 2013, a net decrease of $8.8 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $4.7 million at December 31, 2013 to $2.6 million at June 30, 2014. During the second quarter of 2014, the Company performed a comprehensive review of all impaired loans. This review resulted in $6.7 million in loans with previously identified specific reserves of $419,000 being removed from impaired status. These loans were initially considered impaired during a period of heightened uncertainty in which each loan was experiencing significant delinquency stemming from reductions in cash flow attributed to the slow economy. Management reevaluated each of these loans and determined they have now performed under the original terms of the loan and remained in current or non-delinquent status for a sufficient amount of time to remove the loans from the impaired loan category. Therefore, management determined the previously identified credit weaknesses have been remediated and, while most of these loans currently retain their substandard risk grade status, they should all be removed from the impaired loan status as management expects to collect the current balance due in accordance with the original terms of the loan. Also, loans totaling $295,000 were transferred from impaired loans to other real estate owned, the Bank received $1.5 million in loan principal payments, and charge-offs of principal that had previously established specific reserves of $852,000, were additional factors contributing to the decrease in impaired loans. These decreases were offset by the addition of five relationships, in the amount of $533,000, that were added to impaired loans during the six month period.

Along with changes to the balance of impaired loans, the Company reevaluated its impairment measurement techniques to determine whether the most relevant method was being utilized for each impaired loan. The remaining impaired loans primarily consist of performing TDRs. This resulted in all the remaining impaired loans moving from the collateral method to the cash flow method with the exception of three relationships deemed to be collateral dependent. The switch from evaluating impaired loans under the collateral method to the cash flow method resulted in the reversal of $489,000 in previously established specific reserves. Due to the nature of the modifications the Company enters into with Borrowers, while payments may be reduced, significant concessions are not entered into and loan to life cash flows are not significantly altered. Given this and the uncertainty at the time these modifications occurred and the reserves were established, management didn’t believe the cash flow method provided adequate levels of reserves. This reversal, along with the removal of specific reserves associated with loan upgrades discussed above in the amount of $419,000, payoffs on loans with specific reserves of $238,000 and updated appraisals on one of the collateral dependent relationships, lowering the impairment by $349,000, resulted in $2.3 million being removed from specific reserves during the first six months of 2014.

The allowance expressed as a percentage of gross loans held for investment decreased 47 basis points from 1.66% at December 31, 2013 to 1.19% at June 30, 2014. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.93% at December 31, 2013 and 1.20% at June 30, 2014, while the individually evaluated allowance as a percentage of individually evaluated loans decreased from 13.60% to 1.10% for the same periods. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third party vendor representing a one year loss horizon for each obligor. The Company updates the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the beacon scores that are one of the components used within the allowance model semi-annually, during the first and third quarters. For the first time in several updates, beacon scores experienced significant improvement during 2013. This trend continued during the first quarter of 2014 with beacon scores continuing to show improvement. The average beacon score increased nine points from 702 to 712 during the first quarter.

During the second quarter of 2014, the allocation for general reserves increased $1.1 million from the previous quarter. Two changes were made to the model’s inputs that resulted in this increase. First, the process of assigning the probability of default to commercial loans was changed to be based on internally determined loan grades instead of the credit scores of the underlying individual borrower This change added approximately $260,000 to general reserves. Second, it was decided that a more accurate and stable measure of the risk in the portfolio would be achieved by a “through the cycle” probability of default. The probabilities of default are sampled from the prior two years making the previous method of estimating default a severely lagging statistic. Credit quality is currently improving and has been for the last several years; but there is no guarantee that a large negative economic shock won’t occur, increasing the credit risk in the portfolio. Using an average probability of default that is derived from both adverse and favorable economic conditions more accurately represents the range of possible risks to the loan portfolio. We used all available historical defaults to compute this average, dating back to the 2009-2011 default windows. This change added nearly $1.0 million to general reserves.

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 1.55% at December 31, 2013, to 0.85% at June 30, 2014.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $65,000 during the first half of 2014. The Company sold nine pieces of foreclosed property totaling $744,000 realizing a gain of $94,000 The Company also had write downs and changes in reserves totaling $73,000 on the remaining existing property. During the first six months of 2014, the Company did foreclose on five new pieces of property totaling $641,000, which included paying through a first lien of $346,000 upon foreclosed on a second lien that the Company held.

Restructured loans at June 30, 2014 totaled $6.1 million compared to $6.4 million at December 31, 2013 and are included in impaired loans.

The following table shows the comparison nonperforming assets at June 30, 2014 to December 31, 2013:

Nonperforming Assets

(dollars in thousands)
	June 30, 2014	December 31, 2013
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	2,648	4,717
Other real estate owned	7,105	7,170

Total nonperforming assets	$9,753	$11,887

Allowance for loans losses	$3,700	$5,095
Nonperforming loans to total loans	0.85%	1.53%
Allowance for loan losses to total loans	1.19%	1.66%
Nonperforming assets to total assets	1.91%	2.30%
Allowance for loan losses to nonperforming loans	139.72%	108.02%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $15.8 million at June 30, 2014, with available credit of $15.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $57.5 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $34.3 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $13.3 million at June 30, 2014, compared to $16.7 million at December 31, 2013.

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

The Company and its subsidiary bank have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. As previously discussed, the Company’s subsidiary bank has a net total of $10.5 million in outstanding fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.5 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At June 30, 2014, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the second quarter of 2014. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2014.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
April 1, 2014 Through April 30, 2014	—	$—	—	$—
May 1, 2014 Through May 31, 2014	—	$—	—	$—
June 1, 2014 Through June 30, 2014	12,687	$2.87	—	$—
Total	12,687	$2.87	—	$—

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Raymond R. Cranford, Jr., Thomas M. Hearne and James E. Nance were technically appointed to the Registrant’s Board of Directors effective February 27, 2014, prior to their election by the shareholders at the Registrant’s 2014 Annual Meeting of Shareholders.

Mr. Cranford is an owner and Vice President of Sales for Crook Motor Co., Inc., a new and used truck sales company in Albemarle, NC, and a graduate of North Carolina State University.

Mr. Hearne is a retired geopavement engineer from the North Carolina Department of Transportation with 30 years of service. He earned a Bachelor of Science degree in Civil Engineering from The Citadel, Charleston, SC, and a Master of Engineering degree from the University of Florida, Gainesville, FL. He is a registered Professional Engineer in the State of North Carolina

Mr. Nance served as Dealer Operator and President for Confederate Motors, Inc. which was a Chevrolet franchised dealership during his tenure with the family operated business from 1973 until the sale of the business in 2007. In 2008 he started North State Acquisitions, LLC and North State Negotiations, LLC which are real estate firms specializing in right of way negotiations and claim settlements. Mr. Nance is a graduate of the University of North Carolina at Chapel Hill with a B.S. in Business Administration. He also is a licensed Real Estate Broker and Broker in Charge in the State of North Carolina.

As of the date of this Quarterly Report, none of the director appointees had been selected to any committees.

Each of the above-named directors is entitled to receive a cash fee for each board and committee meeting attended as specified under the Registrant’s current board policy, as the same may be modified from time to time.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: August 4, 2014	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: August 4, 2014	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.