Form 10-Q
period 2014-09-30
UWHARRIE CAPITAL CORP
filed 2014-11-04
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,301,375 shares of common stock outstanding as of October 20, 2014.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30,
	2014	December 31,
	(Unaudited)	2013*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,715	$7,947
Interest-earning deposits with banks	49,087	64,447
Securities available for sale, at fair value	113,924	100,280
Loans held for sale	1,402	1,139
Loans:	309,978	307,348
Less allowance for loan losses	(3,466)	(5,095)

Net loans held for investment	306,512	302,253

Premises and equipment, net	15,008	13,781
Interest receivable	1,498	1,747
Restricted stock	1,038	1,184
Bank owned life insurance	6,615	6,516
Other real estate owned	5,858	7,170
Other assets	10,371	10,856

Total assets	$517,028	$517,320

LIABILITIES
Deposits:
Demand noninterest-bearing	$81,024	$74,493
Interest checking and money market accounts	237,549	228,933
Savings deposits	38,148	41,512
Time deposits, $100,000 and over	40,223	44,690
Other time deposits	57,318	64,080

Total deposits	454,262	453,708

Short-term borrowed funds	3,771	5,509
Long-term debt	9,561	11,163
Interest payable	182	224
Other liabilities	5,498	4,491

Total liabilities	473,274	475,095

Off balance sheet items, commitments and contingencies (Note 9)

Redeemable common stock held by the Employee Stock Ownership Plan (ESOP)	1,820	1,716

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,301,375 and 7,445,931 shares, respectively	9,127	9,307
Additional paid-in capital	11,325	11,922
Unearned ESOP compensation	—	(989)
Undivided profits	10,976	10,289
Accumulated other comprehensive gain (loss)	(56)	(562)

Total Uwharrie Capital shareholders’ equity	31,372	29,967
Noncontrolling interest	10,562	10,542

Total shareholders’ equity	41,934	40,509

Total liabilities and shareholders’ equity	$517,028	$517,320

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,120	$4,368	$12,285	$13,244
Investment securities
US Treasury	94	103	281	296
US Government agencies and corporations	310	322	968	703
State and political subdivisions	87	61	232	189
Corporate bonds	7	—	7	—
Interest-earning deposits with banks and federal funds sold	36	24	120	133

Total interest income	4,654	4,878	13,893	14,565

Interest Expense
Interest checking and money market accounts	70	110	228	338
Savings deposits	11	47	47	131
Time deposits, $100,000 and over	117	135	358	462
Other time deposits	131	162	409	557
Short-term borrowed funds	2	19	29	142
Long-term debt	139	164	434	501

Total interest expense	470	637	1,505	2,131

Net interest income	4,184	4,241	12,388	12,434
Provision for (recovery of) loan losses	(271)	227	(756)	(547)

Net interest income after provision (recovery of) for loan losses	4,455	4,014	13,144	12,981

Noninterest Income
Service charges on deposit accounts	367	408	1,104	1,205
Other service fees and commissions	986	870	2,893	2,504
Gain/(loss) on sale of securities (includes reclassification of $5,000, $26,000 and $14,000 from accumulated other comprehensive income)	5	—	26	14
Gain (loss) on fixed assets and other assets	231	53	471	278
Income from mortgage loan sales	282	361	701	1,843
Other income	92	118	283	342

Total noninterest income	1,963	1,810	5,478	6,186

Noninterest Expense
Salaries and employee benefits	3,093	3,037	9,079	9,189
Net occupancy expense	278	295	823	845
Equipment expense	164	180	511	534
Data processing costs	181	186	551	578
Office supplies and printing	74	76	202	187
Foreclosed real estate expense	610	134	1,037	1,257
Professional fees and services	210	306	560	787
Marketing and donations	183	181	476	557
Electronic banking expense	214	258	689	729
Software amortization and maintenance	140	132	396	413
FDIC insurance	109	124	330	421
Other noninterest expense	572	649	1,726	1,975

Total noninterest expense	5,828	5,558	16,380	17,472

Income before income taxes	590	266	2,242	1,695
Income taxes (includes reclassification of $2,000, $10,000 and $5,000 from accumulated other other comprehensive income)	191	48	710	557

Net income	$399	$218	$1,532	$1,138

Consolidated net income	$399	218	1,532	1,138
Less: net income attributable to noncontrolling Interest	(149)	(111)	(442)	(328)

Net income attributable to Uwharrie Capital Corp	250	107	1,090	810
Dividends – preferred stock	—	(64)	—	(290)

Net income available to common shareholders	$250	$43	$1,090	$520

Net income per common share
Basic	$0.03	$0.01	$0.15	$0.07

Diluted	$0.03	$0.01	$0.15	$0.07

Weighted average shares outstanding
Basic	7,310,169	7,414,138	7,326,957	7,433,232
Diluted	7,310,169	7,414,138	7,326,957	7,433,232

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)

Net Income	$399	$218	$1,532	$1,138

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	(461)	(104)	792	(2,641)
Related tax effect	156	43	(270)	929
Reclassification of (gain) loss recognized in net income	(5)	—	(26)	(14)
Related tax effect	2	—	10	5

Total other comprehensive income (loss)	(308)	(61)	506	(1,721)

Comprehensive income (loss)	91	157	2,038	(583)

Less: Comprehensive income (loss) attributable to noncontrolling interest	(149)	(111)	(442)	(328)

Comprehensive income (loss) attributable to Uwharrie Capital	$(58)	$46	$1,596	$(911)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2013	7,445,931	$9,307	$11,922	$(989)	$10,289	$(562)	$10,542	$40,509
Net Income	—	—	—	—	1,090	—	442	1,532
Repurchase of common stock	(34,239)	(43)	(70)	—	—	—	—	(113)
2% stock dividend	142,129	178	221	—	(399)	—	—	—
Cash paid – fractional shares	—	—	—	—	(4)	—	—	(4)
Other comprehensive Income	—	—	—	—	—	506	—	506
Release of ESOP shares	—	—	5	16	—	—	—	21
Repayment of ESOP notes receivable	(252,446)	(315)	(649)	973	—	—	—	9
Reclass to mezzanine capital	—	—	(104)	—	—	—	—	(104)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)

Balance, September 30, 2014	7,301,375	$9,127	$11,325	$—	$10,976	$(56)	$10,562	$41,934

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,532	$1,138
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	687	584
Net amortization of security premiums/discounts	746	1,163
Net amortization of mortgage servicing rights	532	619
Impairment of foreclosed real estate	574	745
Impairment of (recovery of) other assets	—	(75)
Recovery of loan losses	(756)	(547)
Net realized gain on sales / calls available for sales securities	(26)	(14)
Income from mortgage loan sales	(701)	(1,843)
Proceeds from sales of loans held for sale	27,278	67,218
Origination of loans held for sale	(26,840)	(60,562)
Gain on sale of premises, equipment and other assets	(146)	(229)
Increase in cash surrender value of life insurance	(99)	(92)
Gain on sales of foreclosed real estate	(325)	(18)
Release of ESOP shares	30	34
Net change in interest receivable	249	135
Net change in other assets	(60)	(576)
Net change in interest payable	(42)	(39)
Net change in other liabilities	1,007	3,454

Net cash provided by operating activities	3,640	11,095

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	10,113	11,413
Purchase of securities available for sale	(23,711)	(46,693)
Net (increase) decrease in loans	(3,957)	12,768
Proceeds from sales of premises, equipment and other assets	273	949
Purchase of premises and equipment	(2,041)	(237)
Proceeds from sales of foreclosed real estate	1,517	1,994
Investment in other assets	(250)	(356)
Net decrease in restricted stock	146	946

Net cash used in investing activities	(17,910)	(19,216)

Cash flows from financing activities
Net increase in deposit accounts	554	5,372
Net decrease in short-term borrowed funds	(1,735)	(12,686)
Net decrease in long-term debt	(1,602)	(1,508)
Proceeds from preferred stock series B issued by subsidiaries	—	360
Repayment of preferred stock series A	—	(7,742)
Increase in unearned ESOP compensation	—	(69)
Repurchase of common stock	(113)	(92)
Dividend and discount accretion on preferred stock	—	(215)
Dividend and cost accretion on noncontrolling interest	(422)	(311)
Cash paid for fractional shares	(4)	—

Net cash provided (used in) in financing activities	(3,322)	(16,891)

Decrease in cash and cash equivalents	(17,592)	(25,012)
Cash and cash equivalents, beginning of period	72,394	81,728

Cash and cash equivalents, end of period	$54,802	$56,716

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,547	$2,170
Income taxes paid	21	648
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$506	$(1,721)
Loans transferred to foreclosed real estate	454	3,272
Company financed sales of other real estate owned	—	(213)
Net change in ESOP liability	104	102
Exchange of unearned ESOP shares for ESOP debt	973	63

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

Note 2 – Comprehensive Income

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale. The following table presents the changes in accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Unrealized holding gains on available-for-sale securities (net)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)

Beginning Balance	$252	$(173)	$(562)	$1,487

Other Comprehensive income (loss) before reclassifications, net of $157,000 $43,000, ($270,000) and $929,000 tax effect, respectively	(305)	(61)	522	(1,712)

Amounts reclassified from accumulated Other comprehensive income, net of $2,000, $10,000 and $5,000 tax effect	(3)	—	(16)	(9)

Net current-period other comprehensive Income (loss)	(308)	(61)	506	(1,721)

Ending Balance	$(56)	$(234)	$(56)	$(234)

Note 3 – Noncontrolling Interest

In January 2013 the Company’s subsidiary banks issued a total of $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation and name change.

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

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For both the three and nine months ended September 30, 2013, the Company’s 94,341 stock options outstanding did not have a dilutive effect on per share results because the exercise prices exceeded the share values for each period. For the three and nine months ended September 30, 2014, the Company had 12,607 stock options outstanding which did not have a dilutive effect. The line item for effect of Employee Stock Ownership Plan, (“ESOP”) shares shows the average of the unallocated ESOP shares.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding. The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted average number of common shares outstanding	7,310,169	7,623,381	7,326,957	7,623,381

Effect of ESOP shares	—	(209,243)	—	(190,149)

Adjusted weighted average number of common shares used in computing basic net income per common share	7,310,169	7,414,138	7,326,957	7,433,232

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,310,169	7,414,138	7,326,957	7,433,232

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

The Company filed a request for a favorable determination letter from the Internal Revenue Service as to the tax-qualified status of the ESOP on its termination.

The Company received the favorable determination letter dated September 5, 2014 from the Internal Revenue Service and is currently in the process of distributing the allocated shares to the participants.

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury	$20,864	$394	$124	$21,134
U.S. Government agencies	40,734	60	469	40,325
GSE - Mortgage-backed securities and CMO’s	37,755	111	579	37,287
State & political subdivisions	11,615	550	—	12,165
Corporate bonds	3,041	—	28	3,013

Total securities available for sale	$114,009	$1,115	$1,200	$113,924

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury	$20,992	$502	$208	$21,286
U.S. Government agencies	34,931	145	776	34,300
GSE - Mortgage-backed securities and CMO’s	37,871	121	986	37,006
State and political subdivisions	7,337	351	—	7,688

Total securities available for sale	$101,131	$1,119	$1,970	$100,280

At both September 30, 2014 and December 31, 2013, the Company owned Federal Reserve Bank stock reported at cost of $506,000 and $467,000, respectively, that is included in other assets. Also at September 30, 2014 and December 31, 2013, the Company owned Federal Home Loan Bank Stock (FHLB) of $532,000 and $717,000, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2014.

Results from sales and calls of securities available for sale for the three and nine month periods ended September 30, 2014 and September 30, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)

Gross proceeds from sales and calls	$4,405	$—	$4,733	$426

Realized gains from sales and calls	$5	$—	$26	$14
Realized losses from sales and calls	—	—	—	—

Net Realized gains	$5	$—	$26	$14

At September 30, 2014 and December 31, 2013, securities available for sale with a carrying amount of $88.7 million and $63.1 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market.

Management does not believe these fluctuations are a reflection of the quality of the investments. At September 30, 2014, the unrealized losses for securities less than twelve months related to six government agency bonds, six government sponsored enterprise (GSE) mortgage backed securities and two corporate bonds. The Company had one United States Treasury note, four government agency bonds and nine GSE mortgage backed securities that had been in a loss position for more than twelve months. At December 31, 2013, the unrealized losses less than twelve months related to one United States Treasury note, ten government agency bonds and eleven government sponsored enterprise (GSE) mortgage backed securities. The Company had two GSE mortgage backed securities that had been in a loss position for more than twelve months at December 31, 2013.

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$—	$—	$4,814	$124	$4,814	$124
U.S. Gov’t agencies	8,504	75	16,761	394	25,265	469
GSE-Mortgage-backed securities and CMO’s	8,134	113	15,445	466	23,579	579
Corporate bonds	3,013	28	—	—	3,013	28

	$19,651	$216	$37,020	$984	$56,671	$1,200

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,722	$208	$—	$—	$4,722	$208
U.S. Gov’t agencies	29,147	776	—	—	29,147	776
GSE-Mortgage-backed securities and CMO’s	22,206	842	3,849	144	26,055	986
State and political subdivisions	—	—	—	—	—	—

	$56,075	$1,826	$3,849	$144	$59,924	$1,970

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

At September 30, 2014, the Company had one United States Treasury note, four government agency bonds and nine GSE mortgage backed securities that had been in a loss position for twelve months or more. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. At September 30, 2014, the Company had no intent to sell and was not more likely than not to be required to sell the available for sale securities that were in a loss position prior to full recovery. For the three and nine months ended September 30, 2014, there were no available for sale securities deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2014 by remaining contractual maturity are as follows:

	September 30, 2014
	Amortized	Estimated	Book
	Cost	Fair Value	Yield
	(dollars in thousands)
Securities available for sale

U. S. Treasury
Due after one but within five years	15,926	16,320	1.91%
Due after five but within ten years	4,938	4,814	1.37%

	20,864	21,134	1.79%

U.S. Government agencies
Due within twelve months	4,981	5,041	2.77%
Due after one but within five years	33,805	33,358	1.26%
Due after five but within ten years	1,948	1,926	1.90%

	40,734	40,325	1.48%

Mortgage-backed securities
Due after one but within five years	4,488	4,417	1.51%
Due after five but within ten years	1,357	1,392	3.01%
Due after ten years	31,910	31,478	1.91%

	37,755	37,287	1.90%

State and political subdivisions
Due within twelve months	175	178	4.62%
Due after one but within five years	2,396	2,572	4.96%
Due after five but within ten years	3,529	3,734	4.97%
Due after ten years	5,515	5,681	4.29%

	11,615	12,165	4.64%

Corporate Bonds
Due after five but within ten years	3,041	3,013	1.24%

	3,041	3,013	1.24%

Total Securities available for sale
Due within twelve months	5,156	5,219	2.83%
Due after one but within five years	56,615	56,667	1.62%
Due after five but within ten years	14,813	14,879	2.42%
Due after ten years	37,425	37,159	2.26%

	$114,009	$113,924	1.99%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
	(dollars in thousands)
Commercial
Commercial	$47,632	$47,436
Real estate - commercial	89,732	95,922
Other real estate construction loans	23,194	17,583
Noncommercial
Real estate 1-4 family construction	3,895	3,418
Real estate - residential	90,752	87,463
Home equity	45,773	45,231
Consumer loans	8,479	9,623
Other loans	542	612

	309,999	307,288
Less:
Allowance for loan losses	(3,466)	(5,095)
Deferred loan (fees) costs, net	(21)	60

Loans held for investment, net	$306,512	$302,253

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and nine month period ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Commercial	2014	2013	2014	2013
	(dollars in thousands)

Balance, beginning of period	$1,570	$2,542	$2,665	$2,791
Provision (recovery) charged to operations	33	(259)	(378)	(152)
Charge-offs	—	(217)	(744)	(612)
Recoveries	35	20	95	59

Net (charge-offs)	35	(197)	(649)	(553)

Other	—	(1)	—	(1)

Balance at end of period	$1,638	$2,085	$1,638	$2,085

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Non-Commercial	2014	2013	2014	2013
	(dollars in thousands)

Balance, beginning of period	$2,130	$2,939	$2,430	$4,010
Provision (recovery) charged to operations	(304)	486	(378)	(395)
Charge-offs	(60)	(257)	(357)	(522)
Recoveries	62	10	133	85

Net (charge-offs)	2	(247)	(224)	(437)

Other	—	(4)	—	(4)

Balance at end of period	$1,828	$3,174	$1,828	$3,174

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Total	2014	2013	2014	2013
	(dollars in thousands)

Balance, beginning of period	$3,700	$5,481	$5,095	$6,801
Provision (recovery) charged to operations	(271)	227	(756)	(547)
Charge-offs	(60)	(474)	(1,101)	(1,134)
Recoveries	97	30	228	144

Net (charge-offs)	37	(444)	(873)	(990)

Other	—	(5)	—	(5)

Balance at end of period	$3,466	$5,259	$3,466	$5,259

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2014 and December 31, 2013:

September 30, 2014

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
			(dollars in thousands)

Commercial	$—	$3,029	$1,638	$157,529	$1,638	$160,558
Non-Commercial	59	5,059	1,769	144,361	1,828	149,420

Total	$59	$8,088	$3,407	$301,890	$3,466	$309,978

December 31, 2013

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$1,519	$8,700	$1,146	$152,241	$2,665	$160,941
Non-Commercial	868	8,853	1,562	137,554	2,430	146,407

Total	$2,387	$17,553	$2,708	$289,795	$5,095	$307,348

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

September 30, 2014

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
			(dollars in thousands)

Commercial	$62	$—	$62	$47,570	$47,632	$—
Real estate - commercial	78	531	609	89,123	89,732	—
Other real estate construction	12	1,030	1,042	22,152	23,194	—
Real estate 1 - 4 family construction	—	—	—	3,895	3,895	—
Real estate - residential	2,205	1,113	3,318	87,413	90,731	—
Home equity	170	13	183	45,590	45,773	—
Consumer loans	28	—	28	8,451	8,479	—
Other loans	—	—	—	542	542	—

Total	$2,555	$2,687	$5,242	$304,736	$309,978	$—

December 31, 2013

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
		(dollars in thousands)

Commercial	$143	$204	$347	$47,089	$47,436	$—
Real estate - commercial	165	1,064	1,229	94,693	95,922	—
Other real estate construction	145	1,637	1,782	15,801	17,583	—
Real estate construction	—	—	—	3,418	3,418	—
Real estate - residential	1,426	1,564	2,990	84,533	87,523	—
Home equity	207	248	455	44,776	45,231	—
Consumer loan	55	—	55	9,568	9,623	—
Other loans	—	—	—	612	612	—

Total	$2,141	$4,717	$6,858	$300,490	$307,348	$—

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

The composition of nonaccrual loans by class as of September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
	(dollars in thousands)

Commercial	$—	$204
Real estate - commercial	531	1,064
Other real estate construction	1,030	1,637
Real estate 1 – 4 family construction	—	—
Real estate – residential	1,113	1,564
Home equity	13	248
Consumer loans	—	—
Other loans	—	—

	$2,687	$4,717

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2014 and December 31, 2013:

September 30, 2014

			Sub-
	Pass	Watch	standard	Doubtful	Total
	(dollars in thousands)

Commercial	$46,922	$652	$58	$—	$47,632
Real estate - commercial	79,522	6,082	4,128	—	89,732
Other real estate construction	19,522	2,001	1,671	—	23,194
Real estate 1 - 4 family construction	3,895	—	—	—	3,895
Real estate - residential	74,890	11,447	4,394	—	90,731
Home equity	44,373	1,287	113	—	45,773
Consumer loans	8,167	279	33	—	8,479
Other loans	542	—	—	—	542

Total	$277,833	$21,748	$10,397	$—	$309,978

December 31, 2013

			Sub-
	Pass	Watch	standard	Doubtful	Total
	(dollars in thousands)

Commercial	$46,520	$635	$281	$—	$47,436
Real estate - commercial	80,679	9,396	5,847	—	95,922
Other real estate construction	12,898	2,465	1,385	835	17,583
Real estate 1 - 4 family construction	3,418	—	—	—	3,418
Real estate - residential	70,407	12,911	4,205	—	87,523
Home equity	43,830	1,005	396	—	45,231
Consumer loans	9,216	361	46	—	9,623
Other loans	612	—	—	—	612

Total	$267,580	$26,773	$12,160	$835	$307,348

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2014 and December 31, 2013 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2014 and December 31, 2013:

September 30, 2014

		Non-
	Performing	Performing	Total
	(dollars in thousands)

Commercial	$47,632	$—	$47,632
Real estate - commercial	89,201	531	89,732
Other real estate construction	22,164	1,030	23,194
Real estate 1 – 4 family construction	3,895	—	3,895
Real estate – residential	89,618	1,113	90,731
Home equity	45,760	13	45,773
Consumer loans	8,479	—	8,479
Other loans	542	—	542

Total	$307,291	$2,687	$309,978

December 31, 2013

		Non-
	Performing	Performing	Total
	(dollars in thousands)

Commercial	$47,232	$204	$47,436
Real estate - commercial	94,858	1,064	95,922
Other real estate construction	15,946	1,637	17,583
Real estate 1 – 4 family construction	3,418	—	3,418
Real estate – residential	85,959	1,564	87,523
Home equity	44,983	248	45,231
Consumer loans	9,623	—	9,623
Other loans	612	—	612

Total	$302,631	$4,717	$307,348

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2014 and December 31, 2013.

September 30, 2014

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Recorded Investment Loans in Non-accrual
	(dollars in thousands)

Commercial	$73	$73	$—	$—	$—
Real estate - commercial	2,061	1,872	—	—	531
Other real estate construction	1,622	1,084	—	—	1,030
Real estate 1 - 4 family construction	21	21	—	—	—
Real estate - residential	5,182	4,698	235	59	1,113
Home equity	31	31	—	—	13
Consumer loans	74	74	—	—	—
Other loans	—	—	—	—	—

Total	$9,064	$7,853	$235	$59	$2,687

December 31, 2013

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
		(dollars in thousands)

Commercial	$377	$291	$86	$67
Real estate - commercial	6,808	3,962	2,375	507
Other real estate construction	2,034	247	1,739	945
Real estate 1 - 4 family construction	374	25	349	16
Real estate - residential	8,197	4,619	3,329	530
Home equity	415	58	357	279
Consumer loans	116	61	55	43
Other loans	—	—	—	—

Total	$18,321	$9,263	$8,290	$2,387

	Three Months ended		Three Months ended
	September 30, 2014		September 30, 2013
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(dollars in thousands)

Commercial	$102	$1	$926	$3
Real estate - commercial	1,754	19	6,978	48
Other real estate construction	1,058	2	2,091	3
Real estate 1 - 4 family construction	21	—	376	7
Real estate - residential	5,379	43	8,727	52
Home equity	32	1	908	4
Consumer loans	77	3	148	2
Other loans	—	—	—	—

Total	$8,423	$69	$20,154	$119

	Nine Months ended		Nine Months ended
	September 30, 2014		September 30, 2013
	Average		Average
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(dollars in thousands)

Commercial	$123	$4	$1,001	$11
Real estate - commercial	2,978	54	7,340	186
Other real estate construction	1,346	2	2,108	16
Real estate 1 - 4 family construction	138	1	383	18
Real estate - residential	6,054	156	8,693	273
Home equity	81	1	954	17
Consumer loans	87	5	169	6
Other loans	—	—	—	—

Total	$10,807	$223	$20,648	$527

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

For the three and nine months ended September 30, 2014 and 2013, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended September 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	—	$—	$—

Other:
Commercial	—	$—	$—
Real estate - commercial	1	187	187
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	18	18
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	2	$205	$205

Total	2	$205	$205

For the three months ended September 30, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	269	268
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$269	$268

For the nine months ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	1	32	30
Other loans	—	—	—

Total	1	$32	$30

Other:
Commercial	—	$—	$—
Real estate - commercial	2	299	298
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	5	636	632
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	7	$935	$930

Total	8	$967	$960

For the nine months ended September 30, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	357	342
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	468	458
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	5	$825	$800

The following table presents loans that were modified as TDRs within the previous twelve months and for which there was a payment default during the twelve months ended September 30, 2014 and September 30, 2013:

	Twelve months ended		Twelve months ended
	September 30, 2014		September , 2013
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
(dollars in thousands)
Other:
Commercial	—	$—	—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	—	—	—	—
Home equity	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—

	—	$—	—	$—

Total	—	$—	—	$—

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned the Company considers TDRs to be impaired loans and has $59,000 in the allowance for loan loss as of September 30, 2014, as a direct result of these TDRs. At September 30, 2013, there was $639,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of September 30, 2014 and 2013:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
	(dollars in thousands)
September 30, 2014

Below market Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	1	30	—	—	—	—
Forgiveness of Principal
Other	—	—	9	1,084	—	—	—	—

Total	—	$—	10	$1,114	—	$—	—	$—

September 30, 2013
	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
(dollars in thousands)

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of Principal	—	—	10	1,578	—	—	—	—
Other Loans	—	—	—	—	—	—	—	—

Total	—	$—	10	$1,578	—	$—	—	$—

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

The bank’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured. At September 30, 2014, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$74,137
Credit card commitments	8,081
Standby letters of credit	1,788

Total commitments	$84,006

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$21,134	$21,134	$—	$—
US Government Agencies	40,325	—	40,325	—
GSE - Mortgage-backed securities and CMO’s	37,287	—	37,287	—
State and political subdivisions	12,165	—	12,165	—
Corporate bonds	3,013	—	3,013	—

Total assets at fair value	$113,924	$21,134	$92,790	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$21,286	$21,286	$—	$—
US Gov’t	34,300	—	34,300	—
Mortgage-backed securities and CMO’s	37,006	—	37,006	—
State and political subdivisions	7,688	—	7,688	—

Total assets at fair value	$100,280	$21,286	$78,994	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost of sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$1,631	$—	$—	$1,631
Loans held for sale	1,402	—	1,402	—
Other real estate owned	3,753	—	—	3,753

Total assets at fair value	$6,786	$—	$1,402	$5,384

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$5,903	$—	$—	$5,903
Loans held for sale	1,139	—	1,139	—
Other real estate owned	3,533	—	—	3,533

Total assets at fair value	$10,575	$—	$1,139	$9,436

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2014	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:

Impaired loans	Discounted expected cash flows	Expected loss rates	0 – 25%

OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 10%

December 31, 2013	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 10%

OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 10%

At September 30, 1014, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were not being used.

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2014 and December 31, 2013, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2014 and December 31, 2013:

September 30, 2014

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$54,802	$54,802	$54,802	$—	$—
Securities available for sale	113,924	113,924	21,134	92,790	—
Loans held for investment, net	309,978	322,566	—	—	322,566
Loans held for sale	1,402	1,402	—	1,402	—
Restricted stock	1,038	1,038	1,038	—	—
Bank-owned life insurance	6,615	6,615	—	—	6,615
Mortgage servicing rights	2,262	3,261	—	—	3,261
Accrued interest receivable	1,498	1,498	—	—	1,498

FINANCIAL LIABILITIES
Deposits	$454,262	$446,687	$—	$—	$446,687
Short-term borrowings	3,771	3,771	—	3,771	—
Long-term borrowings	27	27	—	27	—
Junior subordinated debt	9,534	9,705	—	—	9,705
Accrued interest payable	182	182	—	—	182

December 31, 2013

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$72,394	$72,394	$72,394	$—	$—
Securities available for sale	100,280	100,280	21,286	78,994	—
Loans held for investment, net	302,253	308,112	—	—	308,112
Loans held for sale	1,139	1,139	—	1,139	—
Restricted stock	1,184	1,184	1,184	—	—
Bank-owned life insurance	6,516	6,516	—	—	6,516
Mortgage servicing rights	2,356	3,085	—	—	3,085
Accrued interest receivable	1,747	1,747	—	—	1,747

FINANCIAL LIABILITIES
Deposits	$453,708	$438,593	$—	$—	$438,593
Short-term borrowings	5,509	5,509	—	5,509	—
Long-term borrowings	36	36	—	36	—
Junior subordinated debt	11,127	11,271	—	—	11,271
Accrued interest payable	224	224	—	—	224

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 5.

•	Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Bank-owned life insurance – The carrying amount of bank-owned life insurance is the current cash surrender value and is recorded in level 3.

•	Mortgage serving rights – Fair value is determined based upon discounted cash flows using market-based assumptions and is recorded in Level 3.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•	Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 3. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior Subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At September 30, 2014, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014, the Company’s total assets decreased $300,000, from $517.3 million to $517.0 million.

Cash and cash equivalents decreased $17.6 million during the nine months ended September 30, 2014. Cash and due from banks decreased $2.2 million, while interest-earning deposits with banks decreased $15.4 million. These decreases are directly related to the growth in both investment securities and loans held for sale.

Investment securities increased $13.6 million to $113.9 million for the period ended September 30, 2014. During the first nine months of 2014, the Company purchased securities of $23.7 million. The increase from new purchases was reduced by sales and calls of $4.7 million maturities of $480,000, and normal reductions stemming from principal payments on mortgage backed securities. The Company is investing in lower duration securities as well as variable rate securities. These sectors should provide better protection in a rising rate environment, and mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At September 30, 2014, the Company had net unrealized losses of $85,000.

Loans held for investment increased from $307.3 million to $310.0 million, an increase of $2.7 million. The commercial, commercial real estate, home equity and consumer loan segments of the loan portfolio decreased during the first nine months of 2014 with the home equity segment experiencing the largest decline of 11.9%. The Company experienced growth in the remaining segments of its loan portfolio during the first nine months of 2014 with the other real estate construction segment having the largest increase of 31.9%, primarily consisting of owner occupied properties. The Company had seven relationships that were foreclosed on for a total of $800,000. Loans held for sale increased 23.1% or $263,000. The allowance for loan losses was $3.5 million at September 30, 2014, which represented 1.12% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned and other assets. Bank owned life insurance increased $99,000, while premises and equipment increased $1.2 million. The increase in premises and equipment was related to the purchase of a piece of property that was currently being leased. Accrued interest receivable declined $249,000. Restricted stock which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock decreased $146,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. The Company’s required ownership in FHLB stock decreased $211,000, while the Company’s required ownership in Federal Reserve Bank stock increased $65,000 to $532,000 during the first nine months of 2014. Other real estate owned decreased $1.3 million. During the nine months ended September 30, 2014, the Company foreclosed on seven loan relationships totaling $800,000 and sold fifteen pieces of property totaling $1.5 million. The Company recorded net valuation write-down adjustments of $574,000. Other assets decreased $485,000.

Customer deposits, our primary funding source, experienced a $554,000 increase during the nine month period ended September 30, 2014, increasing from $453.7 million to $454.3 million. Demand noninterest bearing checking increased $6.5 million while interest checking and money market accounts increased $8.6 million. These increases were offset by declines in savings deposits of $3.4 million, time deposits over $100,000 of $4.4 million and other time deposits of $6.7 million.

Total borrowings decreased $3.3 million for the period and consist of both short-term and long-term borrowed funds. During the first quarter of 2014, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $9.5 million. These securities have a final maturity date of March 31, 2024 and may be redeemed by the Company after March 31, 2019. The subordinated debt pays interest quarterly at an annual fixed rate of 5.75%. All proceeds of this private placement were issued and outstanding at September 30, 2014. All proceeds also qualify for and are included in the calculation of Tier 2 capital. On March 31, 2014, the Company called its entire $11.1 million private outstanding issue of fixed rate subordinated debt that had a final maturity of December 31, 2018. These two events had a net reduction in total borrowings of $1.6 million at September 30, 2014. Other components of total borrowings include $3.8 million in master notes and other secured borrowings.

Other liabilities increased from $4.5 million at December 31, 2013 to $5.5 million at September 30, 2014, an increase of $1.0 million.

The Company has historically had an Employee Stock Ownership Plan (ESOP) in place. Late in 2011, the Internal Revenue Service issued IRS notice 2011-19 that drew a clear line between what stock exchanges are considered public and which are not. The Company’s stock trades on the OTC Bulletin Board, which is a publically traded exchange, however, the IRS no longer recognizes the Bulletin Board as a public exchange. The result of this ruling is that companies that have ESOP plans in place are required to set aside funds to handle allocated shares put back to the company. The plan that the Company has includes a put option that requires the Company to repurchase allocated shares of participants at the participants’ option. The Company reclassed capital from additional paid-in capital to set aside the liability to cover all allocated shares that the Company may be required to buy back. During the first nine months of 2014, the Company reclassed an additional $104,000 to this liability from additional paid-in capital.

As disclosed in Note 4 to the financial statements filed with as this report, the Company voted to terminate its ESOP effective March 1, 2014. In connection with this termination, the ESOP trustees transferred the 252,446 remaining unallocated shares to the Company to partially satisfy the term loan and lines of credit the ESOP had outstanding at the time. The effect this had on equity was minimal with total outstanding shares being reduced. The remaining balance of $8,600 on the loans was expensed by the Company to completely satisfy the loans. At September 30, 2014, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

At September 30, 2014, total shareholders’ equity was $41.9 million, an increase of $1.4 million from December 31, 2013. Net income for the nine month period was $1.5 million. Unrealized gains and losses on investment securities, net of tax, increased $506,000. The Company repurchased common stock totaling $113,000. The Company paid $442,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $399,000 for the three months ended September 30, 2014, as compared to $218,000 for the three months ended September 30, 2013, an increase of $181,000. Net income available to common shareholders was $250,000 or $0.03 per common share for the three months ended September 30, 2014, compared to $43,000 or $0.01 per common share for the three months ended September 30, 2013. Net income available to common shareholders is net income less any dividends on preferred stock related to the $10.0 million of capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest. The entire $10.0 million of Capital Purchase Program preferred stock was redeemed and retired during 2013.

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

Net interest income for both of the three months ended September 30, 2014 and September 30, 2013 was $4.2 million. During the current quarter, our decline in the volume of interest-earning assets outpaced the volume of interest-bearing liabilities by $56,000. The average yield on our interest–earning assets decreased 10 basis points to 4.02%, while the average rate we paid for our interest-bearing liabilities decreased 14 basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve Open Market Committee adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned decreases resulted in an increase of four basis points in our interest rate spread, from 3.49% in 2013 to 3.53% in 2014. Our net interest margin was 3.62% and 3.59% for the comparable periods in 2014 and 2013, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2014 and 2013:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)	Average Balance		Income/Expense		Rate/Yield
	2014	2013	2014	2013	2014	2013
Interest-earning assets:
Taxable securities	$101,692	$116,491	$412	$425	1.61%	1.45%
Nontaxable securities (1)	11,541	7,659	86	61	4.77%	4.49%
Short-term investments	46,862	39,633	36	24	0.30%	0.24%
Taxable loans	294,976	300,609	4,017	4,257	5.40%	5.62%
Non-taxable loans (1)	15,928	15,959	103	111	4.14%	4.49%

Total interest-earning assets	470,999	480,351	4,654	4,878	4.02%	4.12%

Interest-bearing liabilities:
Interest-bearing deposits	370,770	384,966	329	454	0.35%	0.47%
Short-term borrowed funds	3,953	8,014	2	19	0.20%	0.94%
Long-term debt	9,562	11,167	139	164	5.77%	5.83%

Total interest bearing liabilities	384,285	404,147	470	637	0.49%	0.63%

Net interest spread	$86,714	$76,204	$4,184	$4,241	3.53%	3.49%

Net interest margin (1) (% of earning assets)					3.62%	3.59%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 37.96% tax rate in 2014 and a 38.55% tax rate in 2013.

Provision and Allowance for Loan Losses

The Company recovered $(271,000) for the three months ending September 30, 2014 compared to an expense of $227,000 for the same period in 2013. There were net loan recoveries of $(37,000) for the three months ended September 30, 2014, as compared with net loan charge-offs of $444,000 during the same period of 2013. Refer to the Asset Quality discussion on page 36 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance to our long term success. Total noninterest income increased $153,000 for the three month period ending September 30, 2014 as compared to the same period in 2013. Income from mortgage loan sales decreased $79,000 from $361,000 for the quarter ended September 30, 2013 to $282,000 for the same period in 2014. Service charges on deposit accounts produced revenue of $367,000, a decrease of $41,000 for the three months ended September 30, 2014. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced a $116,000 or 13.3% increase for the comparable three month period, primarily due to an increase in brokerage commissions and asset management fees. The Company realized gains on the sale of other real estate owned of $231,000 for the three months ended September 30, 2014 compared to realized gains of $22,000 for the same period in 2013.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2014 was $5.8 million compared to $5.6 million for the same period of 2013, an increase of $270,000. Salaries and employee benefits, the largest component of noninterest expense, increased $56,000 for the quarter ending September 30, 2014. Foreclosed real estate expense increased $476,000 for the three months ending September 30, 2014. The major factor related to the increase in foreclosed real estate expense was an increase in write-downs and reserves on properties held in other real estate owned. These write-downs and reserves are attributed to updated appraisals and the lowering of list prices. There were $572,000 in write-downs and reserves for the three month period in 2014 compared to $63,000 for the same period in 2013. Professional fees and services were $210,000 during the three months ending September 30, 2014 as compared to $306,000 for the same period in 2013. Other noninterest expense increased $77,000 for the comparable three month period. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended September 30,
	2014	2013
	(dollars in thousands)

Postage	$51	$46
Telephone and data lines	39	51
Loan collection expense	21	102
Shareholder relations expense	62	44
Dues and subscriptions	32	31
Other	367	375

Total	$572	$649

Income Tax Expense

The Company had income tax expense of $191,000 for the three months ended September 30, 2014 resulting in an effective rate of 32.37% compared to income tax expense of $48,000 and an effective rate of 18.05% in the 2013 period. Income taxes computed at statutory rate are reduced primarily by eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The level of income before taxes was significantly lower in for the three months ending September 30, 2013 than the current period.

Comparison of Results of Operations For the Nine Months Ended September 30, 2014 and 2013.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.5 million for the nine months ended September 30, 2014, as compared to $1.1 million for the nine months ended September 30, 2013, an increase of $394,000. Net income available to common shareholders was $1.1 million or $0.15 per common share for the nine months ended September 30, 2014, compared to $520,000 or $0.07 per common share for the nine months ended September 30, 2013. Net income available to common shareholders is net income less any dividends on preferred stock related to the capital received from the United States Department of the Treasury under the Capital Purchase Program in December 2008 and dividends on the aforementioned noncontrolling interest. The entire $10.0 million of Capital Purchase Program preferred stock was redeemed and retired during 2013.

Net Interest Income

Net interest income for both of the nine months ended September 30, 2014 and 2013 was $12.4 million. During the nine months ending September 30, 2014, the decline in the volume of interest-earning assets outpaced the decline in growth of our interest-bearing liabilities by $392,000. The average yield on our interest–earning assets decreased three basis points to 4.05%, while the average rate we paid for our interest-bearing liabilities decreased seventeen basis points to 0.52%. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in an increase of fourteen basis points in our interest rate spread of 3.53% for the first nine months of 2014, compared to 3.39% for the first nine months of 2013. Our net interest margin was 3.63% and 3.49% for the comparable nine month periods in 2014 and 2013, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. Interest rate floors can provide margin protection in a down rate environment. The interest rate floors that are in place have helped the Company maintain a relatively favorable interest margin, while there has been a decline in rates over the past several years.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2014 and 2013:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)

	Average Balance		Income/Expense		Rate/Yield
	2014	2013	2014	2013	2014	2013
Interest-earning assets:
Taxable securities	$99,011	$107,025	$1,256	$999	1.70%	1.25%
Nontaxable securities (1)	9,957	7,639	232	189	5.01%	5.39%
Short-term investments	51,228	50,719	120	133	0.31%	0.35%
Taxable loans	293,900	307,594	11,955	12,924	5.44%	5.62%
Non-taxable loans (1)	15,611	14,959	330	320	4.56%	4.65%

Total interest-earning assets	469,707	487,936	13,893	14,565	4.05%	4.08%

Interest-bearing liabilities:
Interest-bearing deposits	370,332	385,991	1,042	1,488	0.38%	0.52%
Short-term borrowed funds	4,923	12,103	29	142	0.79%	1.57%
Long-term debt	10,085	11,857	434	501	5.75%	5.65%

Total interest bearing liabilities	385,340	409,951	1,505	2,131	0.52%	0.69%

Net interest spread	$84,367	$77,985	$12,388	$12,434	3.53%	3.39%

Net interest margin (1) (% of earning assets)					3.63%	3.49%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 37.96% tax rate in 2014 and a 38.55% tax rate in 2013.

Provision and Allowance for Loan Losses

The Company had a recovery of allowance for loan losses of $(756,000) for the nine months ending September 30, 2014 compared to a recovery of $(547,000) for the same period in 2013. There were net loan charge-offs of $873,000 for the nine months ended September 30, 2014 compared to net loan charge-offs of $1.0 million for the same period in 2013. Refer to the Asset Quality discussion on page 36 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance to our long term success. Total noninterest income decreased $708,000 for the nine month period ending September 30, 2014 as compared to the same period in 2013. Income from mortgage loan sales was $701,000 for the nine months ended September 30, 2014 as compared to $1.8 million for the same period in 2013, a decrease of $1.1 million. Service charges on deposit accounts produced earnings of $1.1 million for the nine months ended September 30, 2014, a decrease of $101,000. The primary contributing factor was a decrease in NSF fees due in large part to changes in regulatory governance. Other service fees and commissions experienced a 15.5% increase for the comparable nine month period. This increase was directly related to brokerage commissions and asset management fees increasing. Gain on sale of other assets was $146,000 for the nine months ended September 30, 2014 compared to $278,000 for the same period in 2013. Gains realized on the sale of securities were $26,000 for the first nine months in 2014 compared to $14,000 for the same period in 2013.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2014 was $16.3 million compared to $17.5 million for the same period in 2013, a decrease of $1.1 million. Salaries and employee benefits, the largest component of noninterest expense, decreased $110,000 to $9.1 million for the nine month period ending September 30, 2014. Net occupancy and equipment expense had a combined decrease of $46,000. Professional fees and services decreased $227,000. Foreclosed real estate expense decreased $220,000. The major factor related to the decrease in foreclosed real estate expense was write downs on properties held in other real estate owned. These net write downs were attributed to updated appraisals and the lowering of list prices during the first nine months of 2014 totaling $574,000 compared to $745,000 in net write downs for the same period in 2013. Other noninterest expense decreased $249,000 for the comparable nine month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended September 30,
	2014	2013
	(in thousands)

Postage	$149	$150
Telephone and data lines	115	143
Loan collection expense	108	296
Shareholder relations expense	174	131
Dues and subscriptions	108	114
Other	1,072	1,141

Total	$1,726	$1,975

Income Tax Expense

The Company had income tax expense of $710,000 for the six months ended September 30, 2014 resulting in an effective tax rate of 31.67%, compared to income tax expense of $557,000 and an effective rate of 32.86% in the 2013 period. Income taxes computed at statutory rate are reduced primarily by eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The increase in tax free income coupled with the reduction in the state tax rate attributed to this decrease in effective tax rate.

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

At September 30, 2014 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $8.1 million compared to $17.6 million at December 31, 2013, a net decrease of $9.5 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $4.7 million at December 31, 2013 to $2.7 million at September 30, 2014. During the second quarter of 2014, the Company performed a comprehensive review of all impaired loans. This review resulted in $6.9 million in loans with previously identified specific reserves of $419,000 being removed from impaired status. These loans were initially considered impaired during a period of heightened uncertainty in which each loan was experiencing significant delinquency stemming from reductions in cash flow attributed to the slow economy. Management reevaluated each of these loans and determined they have now performed under the original terms of the loan and remained in current or non-delinquent status for a sufficient amount of time to remove the loans from the impaired loan category. Therefore, management determined the previously identified credit weaknesses have been remediated and, while most of these loans currently retain their substandard risk grade status, they were all removed from the impaired loan status as management expects to collect the current balance due in accordance with the original terms of the loan. Also, the transfer of loans totaling $461,000 from impaired loans to other real estate owned, the Bank’s receipt $2.0 million in loan principal payments, and charge-offs of principal that had previously established specific reserves of $852,000, were additional factors contributing to the decrease in impaired loans. These decreases were offset by the addition of six relationships, in the amount of $682,000, that were added to impaired loans during the nine month period.

Along with changes to the balance of impaired loans, the Company reevaluated its impairment measurement techniques to determine whether the most relevant method was being utilized for each impaired loan. The remaining impaired loans primarily consist of performing TDRs. This resulted in all the remaining impaired loans moving from the collateral method to the cash flow method with the exception of three relationships deemed to be collateral dependent. The switch from evaluating impaired loans under the collateral method to the cash flow method resulted in the reversal of $489,000 in previously established specific reserves. Due to the nature of the modifications the Company enters into with Borrowers, while payments may be reduced, significant concessions are not entered into and loan to life cash flows are not significantly altered. Given this and the uncertainty at the time these modifications occurred and the reserves were established, management didn’t believe the cash flow method provided adequate levels of reserves. This reversal, along with the removal of specific reserves associated with loan upgrades discussed above in the amount of $419,000, payoffs on loans with specific reserves of $363,000 and updated appraisals on one of the collateral dependent relationships, lowering the impairment by $349,000, resulted in $2.3 million being removed from specific reserves during the first nine months of 2014.

The allowance expressed as a percentage of gross loans held for investment decreased 54 basis points from 1.66% at December 31, 2013 to 1.12% at September 30, 2014. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.93% at December 31, 2013 and 1.13% at September 30, 2014, while the individually evaluated allowance as a percentage of individually evaluated loans decreased from 13.60% to 0.74% for the same periods. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third party vendor representing a one year loss horizon for each obligor. The Company updates the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the beacon scores that are one of the components used within the allowance model semi-annually, during the first and third quarters. For the first time in several updates, beacon scores experienced significant improvement during 2013. This trend continued during the first nine months of 2014 with beacon scores continuing to show improvement. The average beacon score increased fifteen points from 702 to 717 during the third quarter.

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

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 1.53% at December 31, 2013, to 0.87% at September 30, 2014.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $65,000 during the first half of 2014. The Company sold nine pieces of foreclosed property totaling $744,000 realizing a gain of $94,000 The Company also had write downs and changes in reserves totaling $73,000 on the remaining existing property. During the first nine months of 2014, the Company did foreclose on five new pieces of property totaling $641,000, which included paying through a first lien of $346,000 upon foreclosure of a second lien that the Company held.

Restructured loans at September 30, 2014 totaled $6.1 million compared to $6.4 million at December 31, 2013 and are included in impaired loans.

The following table shows the comparison of nonperforming assets at September 30, 2014 to December 31, 2013:

Nonperforming Assets

(dollars in thousands)

	September 30, 2014	December 31, 2013
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	2,688	4,717
Other real estate owned	5,858	7,170

Total nonperforming assets	$8,546	$11,887

Allowance for loans losses	$3,466	$5,095
Nonperforming loans to total loans	0.87%	1.53%
Allowance for loan losses to total loans	1.12%	1.66%
Nonperforming assets to total assets	1.65%	2.30%
Allowance for loan losses to nonperforming loans	128.97%	108.02%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $15.8 million at September 30, 2014, with available credit of $15.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $57.8 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $26.2 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $13.3 million at September 30, 2014, compared to $16.7 million at December 31, 2013.

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

The Company and its subsidiary bank have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy. As previously discussed, the Company’s subsidiary bank has a net total of $10.5 million in outstanding fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.5 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At September 30, 2014, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2014. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2014.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
July 1, 2014 Through July 31, 2014	1,544	$2.95	—	$—
August 1, 2014 Through August 31, 2014	2,341	$3.34	—	$—
September 1, 2014 Through September 30, 2014	6,061	$3.28	—	$—

Total	9,946	$3.24	—	$—

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 4, 2014	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 4, 2014	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.