Form 10-K
period 2014-12-31
UWHARRIE CAPITAL CORP
filed 2015-02-27
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,932,215.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 6,961,484 shares of common stock outstanding as of February 23, 2015.

Documents Incorporated by Reference.

Portions of the Registrant’s 2014 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2014 and (ii) the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key

AR	Annual Report to Shareholders for the fiscal year ended December 31, 2014

Proxy	Proxy Statement for the 2015 Annual Meeting of Shareholders

10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2014

PART I

Item 1.	Business

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

At December 31, 2014 the Company and related subsidiaries had 146 full-time and 19 part-time employees.

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

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also offers Internet Banking, eBanking, mobile banking, 24-Hour Telephone Banking, and issues Visa® Check Cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at the Bank’s nine branches and at most automated teller machines of other banks linked to the STAR® or CIRRUS® networks. The Bank offers credit cards under license from MasterCard®. The Bank does not presently provide the services of a trust department.

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

The BHCA generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

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

At December 31, 2014 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 16.06% and 14.97%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2014 was 8.08% compared to 7.78% at December 31, 2013. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2014, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The major provisions of the new rule applicable to us are:

•

The new rule implements higher minimum capital requirements, includes a new common equity tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (RWA) requirements are a common equity tier 1 capital ratio of 4.5 percent and a tier 1 capital ratio of 6.0 percent, which is an increase from 4.0 percent, and a total capital ratio that remains at 8.0 percent. The minimum leverage ratio (tier 1 capital to total assets) is 4.0 percent. The new rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

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

FDIC Insurance Assessments

Assessments are paid by each DIF member institution based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2014 and 2013 were $425,000 and $518,000, respectively.

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2014 was 15 basis points in per $100 of assessable deposits throughout the year. These assessments will continue until the debt matures in 2017 through 2019.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandates for public companies, such as Uwharrie Capital Corp a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $532,000 at December 31, 2014. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2014, our C&D concentration as a percentage of risk-based capital totaled 47.8% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 90.3%.

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

In June 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined by the FDIC, and the Office of the Comptroller of the Currency. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provides for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and those such markets are fair, transparent and competitive.

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

In Cabarrus County, the Bank owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 South Main Street, Mt. Pleasant, North Carolina and also owns some property adjacent to the Mt. Pleasant banking office located at 1480 South Main Street. The Bank owns an office at 700 North Church Street in Concord, North Carolina where it previously provided banking services and which currently serves as an administrative office.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended December 31, 2014.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
October 1, 2014 Through October 31, 2014	—	$—	—	$—
November 1, 2014 Through November 30, 2014	—	$—	—	$—
December 1, 2014 Through December 31, 2014	339,891	$3.82	—	$—

Total	339,891	$3.82	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

(2)	On December 11, 2014 the Company repurchased 339,269 of outstanding common stock that were put back to the Company relating to the termination of the Company Employee Stock Ownership Plan. The obligation for this transaction had been set aside in mezzanine capital as required by the plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2014. Although the Company is in transition to the 2013 framework, in making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated 1992 Framework. In accordance with Section 404 of the Sarbanes–Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated 1992 Framework. Based on that assessment, the Company believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Date: February 27, 2015	/s/ Roger L. Dick
Roger L. Dick
Chief Executive Officer

Date: February 27, 2015	/s/ R. David Beaver, III
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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) and 15d–15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies, among others, to its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

The following table sets forth certain equity compensation plan information at December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,607	$5.24	263,370

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	12,607	$5.24	263,370

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2014, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Form of Security Holders Agreement ********

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(f)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey and Christy D. Stoner ******

13	2014 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders****

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.
*******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

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

/s/ Roger L. Dick	February 27, 2015
Roger L. Dick, Chief Executive Officer

/s/ R. David Beaver, III	February 27, 2015
R. David Beaver, III, Principal Financial Officer

/s/ W. Stephen Aldridge, III	February 27, 2015
W. Stephen Aldridge, III, Director

/s/ Nadine B. Bowers	February 27, 2015
Nadine B. Bowers, Director

/s/ Joe S. Brooks	February 27, 2015
Joe S. Brooks, Director

/s/ Ronald T. Burleson	February 27, 2015
Ronald T. Burleson, Director

/s/ Bill C. Burnside, DDS	February 27, 2015
Bill C. Burnside, DDS, Director

/s/ Raymond R. Cranford, Jr.	February 27, 2015
Raymond R. Cranford, Jr. Director

Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr.	February 27, 2015
Thomas M. Hearne, Jr., Director

/s/ Charles D. Horne	February 27, 2015
Charles D. Horne, Director

/s/ W. Kenneth Huntley	February 27, 2015
W. Kenneth Huntley, Director

/s/ Lee Roy Lookabill, Jr.	February 27, 2015
Lee Roy Lookabill, Jr., Director

/s/ W. Chester Lowder	February 27, 2015
W. Chester Lowder, Director

/s/ Barry S. Moose	February 27, 2015
Barry S. Moose, Director

/s/ Cynthia L. Mynatt	February 27, 2015
Cynthia L. Mynatt, Director

/s/ James E. Nance	February 27, 2015
James E. Nance, Director

/s/ S. Todd Swaringen	February 27, 2015
S. Todd Swaringen, Director

/s/ Edward B. Tyson	February 27, 2015
Edward B. Tyson, Director

/s/ Dusty W. West	February 27, 2015
Dusty W. West, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation *

3(b)	Registrant’s By-laws *

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock*****

4(a)	Form of stock certificate*

4(b)	Form of certificate for the Series A Preferred stock*****

4(c)	Form of certificate for the Series B Preferred stock*****

4(d)	Form of Security Holders Agreement ********

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan *

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan**

10(c)	2006 Incentive Stock Option Plan, a compensatory plan ***

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan ***

10(e)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey ******

10(f)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey and Christy D. Stoner ******

13	2014 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders****

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language) ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
**	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.
***	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
****	Filed with the Commission pursuant to Rule 14a-6 (b).
*****	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.
******	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.
*******	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
********	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.