Form 10-Q
period 2015-03-31
UWHARRIE CAPITAL CORP
filed 2015-05-05
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,948,379 shares of common stock outstanding as of April 30, 2015.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

	March 31, 2015 (Unaudited)	December 31, 2014*
	(dollars in thousands)
ASSETS
Cash and due from banks	$4,707	$6,807
Interest-earning deposits with banks	49,325	43,984
Securities available for sale, at fair value	105,530	112,824
Securities held to maturity, at amortized cost (fair value $11,473 and $5,450, respectively)	11,466	5,496
Loans held for sale	401	2,147
Loans:
Loans held for investment	308,633	310,853
Less allowance for loan losses	(3,729)	(3,738)

Net loans held for investment	304,904	307,115

Premises and equipment, net	14,693	14,858
Interest receivable	1,542	1,747
Restricted stock	1,039	1,038
Bank owned life insurance	6,675	6,645
Other real estate owned	5,236	5,865
Prepaid assets	835	969
Other assets	8,793	8,969

Total assets	$515,146	$518,464

LIABILITIES
Deposits:
Demand noninterest-bearing	$86,520	$80,069
Interest checking and money market accounts	234,600	243,116
Savings deposits	38,758	39,091
Time deposits, $250,000 and over	9,883	9,865
Other time deposits	82,090	84,294

Total deposits	451,851	456,435

Short-term borrowed funds	4,790	4,685
Long-term debt	9,556	9,558
Interest payable	181	180
Other liabilities	5,272	4,783

Total liabilities	471,650	475,641

Off balance sheet items, commitments and contingencies (Note 9)
Redeemable common stock held by the Employee Stock Ownership Plan (ESOP) (Note 4)	628	561

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,948,379 and 6,961,484	8,685	8,702
Additional paid-in capital	11,620	11,712
Undivided profits	11,465	10,974
Accumulated other comprehensive income	522	305

Total Uwharrie Capital shareholders’ equity	32,292	31,693
Noncontrolling interest	10,576	10,569

Total shareholders’ equity	42,868	42,262

Total liabilities and shareholders’ equity	$515,146	$518,464

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$3,910	$4,059
Investment securities
US Treasury	84	93
US Government agencies and corporations	333	317
State and political subdivisions	82	65
Interest-earning deposits with banks and federal funds sold	37	45

Total Interest income	4,446	4,579

Interest Expense
Interest checking and money market accounts	70	85
Savings deposits	11	25
Time deposits, $250,000 and over	11	12
Other time deposits	207	251
Short-term borrowed funds	12	18
Long-term debt	135	157

Total interest expense	446	548

Net interest income	4,000	4,031
Provision for (recovery of) loan losses	(62)	(424)

Net interest income after provision for (recovery of) loan losses	4,062	4,455

Noninterest Income
Service charges on deposit accounts	330	378
Other service fees and commissions	982	937
Gain on sale of securities (includes reclassification of $225,000 and $21,000 from accumulated other comprehensive income)	225	21
Gain (loss) on sale of other assets	(22)	1
Income from mortgage loan sales	501	162
Other income	57	97

Total noninterest income	2,073	1,596

Noninterest Expense
Salaries and employee benefits	3,092	3,006
Net occupancy expense	284	286
Equipment expense	167	170
Data processing costs	176	179
Office supplies and printing	49	65
Foreclosed real estate expense	119	228
Professional fees and services	151	157
Marketing and donations	193	146
Electronic banking expense	251	239
Software amortization and maintenance	150	118
FDIC insurance	102	112
Other noninterest expense	491	540

Total noninterest expenses	5,225	5,246

Income before income taxes	910	805
Income taxes (includes reclassification of $87,000 and $8,000 from accumulated other comprehensive income)	273	268

Net income	$637	$537

Net income	$637	$537
Less: Net Income attributable to noncontrolling interest	(146)	(146)

Net income attributable to Uwharrie Capital	491	391
Dividends — preferred stock	—	—

Net income available to common shareholders	$491	$391

Net income per common share
Basic	$0.07	$0.05
Diluted	0.07	0.05
Weighted average common shares outstanding
Basic	6,961,338	7,334,426
Diluted	6,961,338	7,334,426

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net Income	$637	$537

Unrealized gain on available for sale securities	554	518
Related tax effect	(199)	(177)
Reclassification of gain recognized in net income	(225)	(21)
Related tax effect	87	8

Total other comprehensive income	217	328

Comprehensive income	854	865

Less: Comprehensive income attributable to noncontrolling interest	(146)	(146)

Comprehensive income attributable to Uwharrie Capital	$708	$719

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2014	6,961,484	$8,702	$11,712	$10,974	$305	$10,569	$42,262
Net Income	—	—	—	491	—	146	637
Repurchase of common stock	(13,105)	(17)	(24)	—	—	—	(41)
Other comprehensive Income	—	—	—	—	217	—	217
Reclass to mezzanine capital	—	—	(68)	—	—	—	(68)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)

Balance, March 31, 2015	6,948,379	$8,685	$11,620	$11,465	$522	$10,576	$42,868

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Cash flows from operating activities
Net income	$637	$537
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Depreciation	239	218
Net amortization of security premiums/discounts AFS	307	231
Net amortization of security premiums/discounts HTM	33	—
Net amortization of mortgage servicing rights	166	170
Impairment of foreclosed real estate	45	9
Recovery of loan losses	(62)	(424)
Net realized gain on sales / calls available for sales securities	(225)	(21)
Income from mortgage loan sales	(501)	(162)
Proceeds from sales of loans held for sale	14,747	6,369
Origination of loans held for sale	(12,500)	(5,432)
Increase in cash surrender value of life insurance	(30)	(41)
Loss / (gain) on sales of foreclosed real estate	22	(1)
Release and write-off of ESOP shares	—	30
Net change in interest receivable	205	96
Net change in other assets	48	360
Net change in interest payable	1	(31)
Net change in other liabilities	489	264

Net cash provided by operating activities	3,621	2,172

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	11,953	1,849
Proceeds from sales, maturities and calls of securities held to maturity	31	—
Purchase of securities available for sale	(4,412)	(12,790)
Purchase of securities held to maturity	(6,034)	—
Net decrease in loans	2,273	1,644
Purchase of premises and equipment	(74)	(1,793)
Proceeds from sales of foreclosed real estate	562	211
Investment in other assets	(10)	(96)
Net change in restricted stock	(1)	146

Net cash provided (used) by investing activities	4,288	(10,829)

Cash flows from financing activities
Net decrease in deposit accounts	(4,584)	(1,499)
Net increase in short-term borrowed funds	105	378
Net decrease in long-term debt	(2)	(1,596)
Repurchase of common stock	(41)	—
Dividend and discount accretion on noncontrolling interest	(146)	(146)

Net cash used by financing activities	(4,668)	(2,863)

Increase (decrease) in cash and cash equivalents	3,241	(11,520)
Cash and cash equivalents, beginning of period	50,791	72,394

Cash and cash equivalents, end of period	$54,032	$60,874

Supplemental Disclosures of Cash Flow Information
Interest paid	$445	$579
Income taxes paid	—	—
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$217	$328
Loans transferred to foreclosed real estate	—	496
Company financed sales of other real estate owned	—	—
Mortgage servicing rights capitalized	149	64
Net Change in ESOP liability	(67)	148

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2014 Annual Report on Form 10-K. This Quarterly Report should be read in conjunction with such Annual Report.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Note 2 — Comprehensive Income

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

The following table presents the changes in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	Unrealized holding gains (losses) on available-for-sale Securities (net)
	Three months ended March 31, 2015	Three months ended March 31, 2014
	(dollars in thousands)
Beginning Balance	$305	$(562)
Other comprehensive income (loss) before reclassifications, net of $199,000 and $177,000 tax effect, respectively	355	341
Amounts reclassified from accumulated other comprehensive income, net of $87,000 and $8,000 tax effect	(138)	(13)

net current-period other comprehensive loss	217	328

Ending Balance	$522	$(234)

Note 3 — Noncontrolling Interest

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

Note 4 — Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 12,607 shares of common stock at March 31, 2015 and 94,341 shares of common stock at December 31, 2014. All of these options were anti-dilutive. The Employee Stock Ownership Plan, (“ESOP”) effect is the average of the unallocated ESOP shares.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended March 31,
	2015	2014
Weighted average number of common shares outstanding	6,961,338	7,506,156
Effect of unreleased ESOP shares	—	(171,730)

Adjusted weighted average number of common shares used in computing basic net income per common share	6,961,338	7,334,426
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	6,961,338	7,334,426

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

The Company filed a request for a favorable determination letter from the Internal Revenue Service as to the tax-qualified status of the ESOP on its termination. All allocated shares ere distributed to the ESOP participants prior to December 31, 2014.

The Company received the favorable determination letter dated September 5, 2014 from the Internal Revenue Service.

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$18,972	$383	$—	$19,355
U.S. Government agencies	45,509	274	86	45,697
GSE — Mortgage-backed securities and CMO’s	26,177	189	180	26,186
State and political subdivisions	6,634	239	—	6,873
Corporate bonds	7,447	—	28	7,419

Total securities available for sale	$104,739	$1,085	$294	$105,530

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$2,050	$—	$16	$2,034
State and political subdivisions	6,024	11	21	6,014
Corporate bonds	3,392	33	—	3,425

Total securities held to maturity	$11,466	$44	$37	$11,473

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$19,030	$362	$6	$19,386
U.S. Government agencies	50,969	96	290	50,775
GSE — Mortgage-backed securities and CMO’s	27,748	133	309	27,572
State and political subdivisions	11,575	505	—	12,080
Corporate bonds	3,040	—	29	3,011

Total securities available for sale	$112,362	$1,096	$634	$112,824

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$2,085	$—	$32	$2,053
Corporate bonds	3,411	—	14	3,397

Total securities held to maturity	$5,496	$—	$46	$5,450

At both March 31, 2015 and December 31, 2014, the Company owned Federal Reserve Bank stock reported at cost of $506,000 and $532,000, respectively. Also at March 31, 2015 and December 31, 2014, the Company owned Federal Home Loan Bank Stock (FHLB) of $533,000 and $506,000, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2015.

Results from sales and calls of securities available for sale for the three month period ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Gross proceeds from sales	$5,143	$328

Gross realized gains from sales/calls	$225	$21
Gross realized losses from sales/calls	—	—

Net realized gains	$225	$21

At March 31, 2015 and December 31, 2014, securities available for sale with a carrying amount of $74.1 million and $84.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At March 31, 2015, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, two government sponsored enterprise (GSE) mortgage backed securities and four corporate bonds. The Company had four government agency bonds and four GSE mortgage backed securities that had been in a loss position for more than twelve months. At March 31, 2015, the unrealized losses on held to maturity securities related to one government agency security and two corporate bonds. At December 31, 2014, the unrealized losses on available for sale securities related to one United States Treasury note, thirteen government agency bonds, eight government sponsored enterprise (GSE) mortgage backed securities and two corporate bonds. At December 31, 2014, the unrealized losses on held to maturity securities related to one government agency security and two corporate bonds.

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment U.S. Gov’t agencies	$12,617	$46	$5,380	$40	$17,997	$86
GSE-Mortgage-backed securities and CMO’s	3,474	15	14,168	165	17,642	180
Corporate bonds	7,447	28	—	—	7,447	28

Total securities available for sale	$23,538	$89	$19,548	$205	$43,086	$294

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment U.S. Gov’t agencies	$2,050	$16	$—	$—	$2,050	$16
State & political	5,199	21	—	—	5,199	21

Total securities held to maturity	$7,249	$37	$—	$—	$7,249	$37

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment U.S. Treasury	$3,143	$6	$—	$—	$3,143	$6
U.S. Gov’t agencies	9,690	23	17,776	267	27,466	290
GSE-Mortgage-backed securities and CMO’s	1,990	4	14,168	305	16,158	309
Corporate bonds	3,011	29	—	—	3,011	29

Total securities available for sale	$17,834	$62	$31,944	$572	$49,778	$634

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment U.S. Gov’t agencies	$2,053	$32	$—	$—	$2,053	$32
Corporate bonds	3,397	14	—	—	3,397	14

Total securities held to maturity	$5,450	$46	$—	$—	$5,450	$46

The Company had four government agency securities and four GSE mortgage backed securities that had been in a loss position for more than twelve months as of March 31, 2015. Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment management considers among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered.

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At March 31, 2015, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2015 by remaining contractual maturity are as follows:

	March 31, 2015
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale
U. S. Treasury
Due after one but within five years	18,972	19,355	1.86%

	18,972	19,355	1.86%

U.S. Government agencies
Due after one but within five years	36,207	36,433	1.30%
Due after five but within ten years	750	754	2.23%
Due after ten years	8,552	8,510	2.27%

	45,509	45,697	1.50%

Mortgage-backed securities
Due after one but within five years	3,907	3,897	1.50%
Due after five but within ten years	2,909	2,956	2.07%
Due after ten years	19,361	19,333	2.03%

	26,177	26,186	1.96%
State and political subdivisions
Due within twelve months	650	664	5.46%
Due after one but within five years	1,907	2,039	4.76%
Due after five but within ten years	1,070	1,097	6.24%
Due after ten years	3,007	3,073	4.07%

	6,634	6,873	4.76%

Corporate Bonds
Due after one but within five years	4,408	4,400	1.14%
Due after five but within ten years	3,039	3,019	1.27%

	7,447	7,419	1.20%

Total Securities available for sale
Due within twelve months	650	664	5.46%
Due after one but within five years	65,401	66,124	1.56%
Due after five but within ten years	7,768	7,826	2.35%
Due after ten years	30,920	30,916	2.30%

	$104,739	$105,530	1.86%

	March 31, 2015
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity
U. S. Government agencies
Due after one but within five years	2,050	2,034	2.23%

	2,050	2,034	2.23%

State and political subdivisions
Due after five but within ten years	5,042	5,038	2.75%
Due after ten years	982	976	2.58%

	6,024	6,014	2.73%

Corporate Bonds
Due after one but within five years	1,686	1,702	2.73%
Due after five but within ten years	1,706	1,723	2.79%

	3,392	3,425	2.76%

Total Securities held for maturity
Due after one but within five years	1,686	1,702	2.73%
Due after five but within ten years	8,798	8,795	2.64%
Due after ten years	982	976	2.58%

	$11,466	$11,473	2.65%

Note 6 — Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Commercial
Commercial	$46,916	$47,418
Real estate — commercial	92,903	92,517
Other real estate construction loans	22,691	22,362
Noncommercial
Real estate 1-4 family construction	4,094	3,888
Real estate — residential	86,932	89,374
Home equity	46,607	46,360
Consumer loans	8,104	8,460
Other loans	396	481

	308,643	310,860
Less:
Allowance for loan losses	(3,729)	(3,738)
Deferred loan (fees) costs, net	(10)	(7)

Loans held for investment, net	$304,904	$307,115

Note 7 — Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three month period ended March 31, 2015 and 2014, respectively:

Commercial	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$1,716	$2,665
Provision (recovery) charged to operations	(61)	(245)
Charge-offs	(40)	(237)
Recoveries	179	9

Net (charge-offs)/recoveries	139	(228)

Balance at end of period	$1,794	$2,192

Non-Commercial	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$2,022	$2,430
Provision (recovery) charged to operations	(1)	(179)
Charge-offs	(117)	(269)
Recoveries	31	24

Net (charge-offs)/recoveries	(86)	(245)

Balance at end of period	$1,935	$2,006

Final	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$3,738	$5,095
Provision (recovery) charged to operations	(424)	(62)
Charge-offs	(157)	(506)
Recoveries	210	33

Net (charge-offs)/recoveries	53	(473)

Balance at end of period	$3,729	$4,198

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2015 and December 31, 2014:

March 31, 2015

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$162	$2,271	$1,632	$160,239	$1,794	$162,510
Non-Commercial	240	5,686	1,695	140,437	1,935	146,123

Total	$402	$7,957	$3,327	$300,676	$3,729	$308,633

December 31, 2014

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$179	$2,125	$1,537	$160,172	$1,716	$162,297
Non-Commercial	277	5,436	1,745	143,120	2,022	148,556

Total	$456	$7,561	$3,282	$303,292	$3,738	$310,853

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2015

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$—	$—	$—	$46,916	$46,916	$—
Real estate — commercial	125	1,067	1,192	91,711	92,903	—
Other real estate construction	25	227	252	22,439	22,691	—
Real estate 1 — 4 family construction	—	—	—	4,094	4,094	—
Real estate — residential	2,123	1,403	3,526	83,396	86,922	—
Home equity	50	54	104	46,503	46,607	—
Consumer loans	21	—	21	8,083	8,104	—
Other loans	—	—	—	396	396	—

Total	$2,344	$2,751	$5,095	$303,538	$308,633	$—

December 31, 2014

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non- Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
		(dollars in thousands)
Commercial	$42	$—	$42	$47,376	$47,418	$—
Real estate — commercial	77	794	871	91,646	92,517	—
Other real estate construction	—	342	342	22,020	22,362	—
Real estate construction	—	—	—	3,888	3,888	—
Real estate — residential	1,673	1,097	2,770	86,597	89,367	—
Home equity	89	13	102	46,258	46,360	—
Consumer loan	123	—	123	8,337	8,460	—
Other loans	—	—	—	481	481	—

Total	$2,004	$2,246	$4,250	$306,603	$310,853	$—

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

The composition of nonaccrual loans by class as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Commercial	$—	$—
Real estate — commercial	1,067	794
Other real estate construction	227	342
Real estate 1 — 4 family construction	—	—
Real estate — residential	1,403	1,097
Home equity	54	13
Consumer loans	—	—
Other loans	—	—

	$2,751	$2,246

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2015 and December 31, 2014:

March 31, 2015

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$46,278	$583	$55	$—	$46,916
Real estate — commercial	83,816	4,852	4,235	—	92,903
Other real estate construction	20,093	2,022	576	—	22,691
Real estate 1 — 4 family construction	4,094	—	—	—	4,094
Real estate — residential	73,700	9,518	3,704	—	86,922
Home equity	44,940	1,523	144	—	46,607
Consumer loans	7,902	195	7	—	8,104
Other loans	396	—	—	—	396

Total	$281,219	$18,693	$8,721	$—	$308,633

December 31, 2014

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$46,734	$614	$70	$—	$47,418
Real estate — commercial	82,846	5,513	4,158	—	92,517
Other real estate construction	19,724	1,925	713	—	22,362
Real estate 1 — 4 family construction	3,888	—	—	—	3,888
Real estate — residential	75,859	10,090	3,418	—	89,367
Home equity	44,799	1,458	103	—	46,360
Consumer loans	8,175	277	8	—	8,460
Other loans	481	—	—	—	481

Total	$282,506	$19,877	$8,470	$—	$310,853

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2015 and December 31, 2014 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2015 and December 31, 2014:

March 31, 2015

	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$46,916	$—	$46,916
Real estate — commercial	91,836	1,067	92,903
Other real estate construction	22,464	227	22,691
Real estate 1 — 4 family construction	4,094	—	4,094
Real estate — residential	85,519	1,403	86,922
Home equity	46,553	54	46,607
Consumer loans	8,104	—	8,104
Other loans	396	—	396

Total	$305,882	$2,751	$308,633

December 31, 2014

	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$47,418	$—	$47,418
Real estate — commercial	91,723	794	92,517
Other real estate construction	22,020	342	22,362
Real estate 1 — 4 family construction	3,888	—	3,888
Real estate — residential	88,270	1,097	89,367
Home equity	46,347	13	46,360
Consumer loans	8,460	—	8,460
Other loans	481	—	481

Total	$308,607	$2,246	$310,853

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March, 31, 2015 and December 31, 2014.

March 31, 2015

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)
Commercial	$60	$60	$—	$158
Real estate — commercial	2,119	1,529	401	4
Other real estate construction	819	228	53	1
Real estate 1 — 4 family construction	18	—	18	239
Real estate — residential	5,570	2,351	3,219	—
Home equity	71	71	—	—
Consumer loans	27	27	—	—
Other loans	—	—	—	—

Total	$8,684	$4,266	$3,691	$402

December 31, 2014

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)
Commercial	$98	$68	$30	$30
Real estate — commercial	1,820	1,242	389	145
Other real estate construction	934	342	54	4
Real estate 1 — 4 family construction	20	—	20	1
Real estate — residential	5,298	1,865	3,433	257
Home equity	49	30	19	19
Consumer loans	69	29	40	—
Other loans	—	—	—	—

Total	$8,288	$3,576	$3,985	$456

	Three Months ended March 31, 2015		Three Months ended March 31, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)
Commercial	$79	$1	$271	$2
Real estate — commercial	1,780	16	5,882	54
Other real estate construction	339	1	1,953	3
Real estate 1 — 4 family construction	19	—	373	5
Real estate — residential	5,434	51	7,675	78
Home equity	60	1	298	2
Consumer loans	48	—	112	2
Other loans	—	—	—	—

Total	$7,759	$70	$16,564	$146

Note 8 — Troubled Debt Restructures

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

At March 31, 2015, the Company had $5.2 million in TDR’s outstanding, of which all were on an accruing basis with the exception of one loan for $261,000.

For the three months ended March 31, 2015 and 2014, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Other:
Commercial	—	$—	$—
Real estate — commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 — 4 family construction	—	—	—
Real estate — residential	2	188	183
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$188	$183

For the three months ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate — commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 — 4 family construction	—	—	—
Real estate — residential	—	—	—
Home equity	—	—	—
Consumer loans	1	39	34
Other loans	—	—	—

	1	$39	$34

Other:
Commercial	—	$—	$—
Real estate — commercial	1	344	269
Other real estate construction	—	—	—
Real estate 1 — 4 family construction	—	—	—
Real estate — residential	9	1,287	1,253
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	10	$1,631	$1,522

Total	11	$1,670	$1,556

During the twelve months ended March 31, 2015 and March 31, 2014, there were no TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $331,000 in the allowance for loan loss as of March 31, 2015, as a direct result of these TDRs. At March 31, 2014, there was $363,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of March 31, 2015 and 2014:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2015

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment
Terms	—	—	1	50	—	—	—	—
Forgiveness of Principal
Other	1	116	8	1,419	—	—	—	—

Total	1	$116	9	$1,469	—	$—	—	$—

March 31, 2014

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment
Terms	—	—	1	34	—	—	—	—
Forgiveness of Principal	—	—	—	—	—	—	—	—
Other	—	—	10	1,522	—	—	—	—

Total	—	$—	11	$1,556	—	$—	—	$—

The Company has not committed to fund any additional disbursements for TDRs.

Note 9 — Commitments and Contingencies

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

At March 31, 2015, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$81,056
Credit card commitments	9,199
Standby letters of credit	3,652

Total commitments	$93,907

Note 10 — Fair Value Disclosures

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at the estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an internal assessment of fair value based upon market data issued or management determines the fair value of the underlying collateral is further impaired below the appraised value, the Company records the impaired loan as nonrecurring Level 3.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

Servicing assets are evaluated for impairment based upon the fair value. Fair value is determined based upon discounted cash flows using market-based assumptions. Servicing assets are recorded in Level 3.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$19,355	$19,355	$—	$—
US Government Agencies	45,697	—	45,697	—
GSE — Mortgage-backed securities and CMO’s	26,186	—	26,186	—
State and political subdivisions	6,873	—	6,873	—
Corporate bonds	7,419	—	7,419	—

Total assets at fair value	$105,530	$19,355	$86,175	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$19,386	$19,386	$—	$—
US Gov’t	50,775	—	50,775	—
Mortgage-backed securities and CMO’s	27,572	—	27,572	—
State and political subdivisions	12,080	—	12,080	—
Corporate bonds	3,011	—	3,011

Total assets at fair value	$112,824	$19,386	$93,438	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost of sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$4,746	$—	$—	$4,746
Other real estate owned	3,435	—	—	3,435

Total assets at fair value	$8,181	$—	$—	$8,181

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,854	$—	$—	$1,854
Other real estate owned	3,290	—	—	3,290

Total assets at fair value	$5,144	$—	$—	$5,144

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2015

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals and broker price opinions	Expected loss rates	0 – 25%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2014

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals and broker price opinions	Expected loss rates	0 – 25%

OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 10%

At March 31, 2015, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 — Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2015 and December 31, 2014, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2015 and December 31, 2014:

March 31, 2015

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$54,032	$50,826	$47,605	$3,221	$—
Securities available for sale	105,530	105,530	19,355	86,175	—
Securities held to maturity	11,466	11,473	2,034	9,439	—
Loans held for investment, net	304,904	312,876	—	—	312,876
Loans held for sale	401	401	—	401	—
Restricted stock	1,039	1,039	1,039	—	—
Accrued interest receivable	1,542	1,542	—	—	1,542

FINANCIAL LIABILITIES
Deposits	$451,851	$444,567	$—	$—	$444,567
Short-term borrowings	4,790	4,790	—	4,790	—
Long-term borrowings	22	22	—	22	—
Junior subordinated debt	9,534	9,698	—	—	9,698
Accrued interest payable	181	181	—	—	181

December 31, 2014

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$50,791	$50,826	$47,605	$3,221	$—
Securities available for sale	112,824	112,824	19,386	93,438	—
Securities held to maturity	5,496	5,450	2,053	3,397	—
Loans held for investment, net	307,115	321,295	—	—	321,295
Loans held for sale	2,147	2,147	—	2,147	—
Restricted stock	1,038	1,038	1,038	—	—
Accrued interest receivable	1,747	1,747	—	—	1,747

FINANCIAL LIABILITIES
Deposits	$456,435	$442,655	$—	$—	$442,655
Short-term borrowings	4,685	4,685	—	4,685	—
Long-term borrowings	24	24	—	24	—
Junior subordinated debt	9,534	9,703	—	—	9,70
Accrued interest payable	180	180	—	—	180

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents — The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1.

•	Securities available for sale — Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 5.

•	Loans — The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock — It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Accrued interest receivable and payable — Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•	Deposits — The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 3. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings — The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior Subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At March 31, 2015, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

Note 12 — Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, an update to Topic 810 “Consolidation”. This modifies the consolidation model for reporting organizations under both the variable interest model and the voting interest model. The ASU is generally expected to reduce the number of situations where consolidation is required; however, in certain circumstances, the ASU may result in companies consolidating entities previously unconsolidated. This ASU will require all legal entities to reevaluate previous consolidation conclusions under the revised model and will be effective for periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the ASU by using a modified retrospective approach (by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption) or a full retrospective approach (by restating all periods presented). The adoption of this update will not have a significant impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, an update to subtopic 225-20 “Income Statement — Extraordinary and Unusual Items”. This update was issued as part of the FASB’s simplification initiative, which aims to reduce unnecessary cost and complexity within U.S. GAAP by issuing ASUs to simplify the guidance while retaining or improving the usefulness of information included in the financial statements. Subtopic 225-20 requires an entity to separately classify, present, and disclose extraordinary events and transactions. In response to feedback received from users and preparers the FASB issued this ASU to eliminate the concept of extraordinary items. The amendments in this ASU are effective for fiscal years (and interim periods within those fiscal years), beginning after December 15, 2015 and may be adopted early. Entities may apply this ASU either prospectively or retrospectively. As recognition and disclosure of extraordinary items have become rare, we do not anticipate a significant impact to financial reporting from implementation of ASU 2015-01. The adoption of this update will not have a significant impact on the Company’s consolidated financial statements

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310 “Receivables — Troubled Debt Restructurings by Creditors”. The amendments in this update clarify that if an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The update is effective for reporting periods beginning after December 15, 2014. The Company evaluated this update and it does not have a material impact on the Company’s consolidated financial statements. The Company did have $1.2 million in foreclosed residential real estate and $1.8 million of residential real estate in process of foreclosure.

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

Reclassification

Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. These reclassifications do not have an impact on net income or shareholders’ equity.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015, the Company’s total assets decreased $3.4 million, from $518.5 million to $515.1 million.

Cash and cash equivalents decreased $3.2 million during the three months ended March 31, 2015. Cash and due from banks decreased $2.1 million, while interest-earning deposits with banks increased $5.3 million. These decreases are directly related to the decline in deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $1.3 million to $117.0 million for the period ended March 31, 2015. During the first three months of 2015, the Company, in a continued effort to reduce our extension risk in a rising interest rate environment, made the decision to sell $5.1 million of investment securities. The Company realized a net gain of $225,000 on these transactions. The Company also had maturities of $5.0 and normal reductions stemming from principal payments on mortgage backed securities. Also during the first three months of 2015, the Company purchased securities of $10.4 million. The Company is investing in lower duration securities as well as variable rate securities. These securities should provide better protection in a rising rate environment, and mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At March 31, 2015, the Company had net unrealized gains on the securities available for sale of $791,000.

Loans held for investment decreased from $310.9 million to $308.6 million, a decrease of $2.3 million. The commercial, real estate one-to-four family and consumer loan segments of the loan portfolio decreased during the first three months of 2015 with the real estate one-to-four family experiencing the largest decline of 2.7%, or $2.4 million. This decline was directly related to the sale of $1.9 million of USDA government loans in the secondary market. The Company experienced growth in the remaining segments of its loan portfolio during the first three months of 2015 with the real estate one-to-four family construction segment having the largest increase of 5.3%, primarily consisting of owner occupied properties. Loans held for sale decreased 81.3%, or $1.7 million. The allowance for loan losses was $3.7 million at March 31, 2015, which represented 1.21% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Bank owned life insurance increased $30,000, while premises and equipment decreased $165,000. Accrued interest receivable declined $205,000. Restricted stock, which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock, increased $1,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. The Company’s required ownership in FHLB stock increased $1,000, while the Company’s required ownership in Federal Reserve Bank stock remained at $506,000 during the first three months of 2015. Other real estate owned decreased $629,000 million. During the three months ended March 31, 2015, the Company sold six pieces of property totaling $591,000. The Company recorded net valuation write-down adjustments of $38,000. Other assets decreased $176,000.

Customer deposits, our primary funding source, experienced a $4.5 million decrease during the three month period ended March 31, 2015, decreasing from $456.4 million to $451.9 million. Demand noninterest bearing checking increased $6.5 million and time deposits over $250,000 increased $18,000. This increase was offset by declines in interest checking and money market accounts of $8.5 million, savings deposits of $333,000 and other time deposits of $2.2 million.

Total borrowings increased $103,000 for the period and consist of both short-term and long-term borrowed funds.

Other liabilities increased from $4.8 million at December 31, 2014 to $5.3 million at March 31, 2015, an increase of $500,000.

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

As disclosed in Note 4 to the unaudited financial statements with in this report, the Company voted to terminate its ESOP effective March 1, 2014. In connection with this termination, the ESOP trustees transferred the 252,446 remaining unallocated shares to the Company to partially satisfy the term loan and lines of credit the ESOP had outstanding at the time. The effect this had on equity was minimal with total outstanding shares being reduced. The remaining balance of $8,600 on the loans was expensed by the Company to completely satisfy the loans.

During the fourth quarter of 2014, all allocated shares were distributed to the ESOP participants and at March 31, 2015, there was $628,000 set aside to cover the liability for shares that could be put back to the Company during the first six months of 2015. After that time, the put option will expire and this liability will no longer exist.

At March 31, 2015, total shareholders’ equity was $42.9 million, an increase of $606,000 from December 31, 2014. Net income for the three month period was $637,000. Unrealized gains and losses on investment securities, net of tax, increased $217,000. The Company transfered $68,000 from additional paid in capital to mezzanine capital to cover the aforementioned ESOP put liability. The Company also repurchased common stock totaling $41,000. The Company paid $146,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $637,000 for the three months ended March 31, 2015, as compared to $537,000 for the three months ended March 31, 2014, an increase of $100,000. Net income available to common shareholders was $491,000 or $0.07 per common share at March 31, 2015, compared to $391,000 or $0.05 per common share at March 31, 2014. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended March 31, 2015 and March 31, 2014 was $4.0 million for both periods. During the first quarter, the volume of interest-earning assets increased, outpacing the decline in volume of interest-bearing liabilities by $166,000. The average yield on our interest–earning assets decreased seventeen basis points to 3.87%, while the average rate we paid for our interest-bearing liabilities decreased ten basis points. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. The interest rate floor feature has allowed the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. The aforementioned changes resulted in a decrease of seven basis points in our interest rate spread, from 3.47% in the first quarter of 2014 to 3.40% in the first quarter of 2015. Our net interest margin was 3.48% and 3.55% for the comparable periods in 2015 and 2014, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2015 and 2014:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
Interest-earning assets:	2015	2014	2015	2014	2015	2014
Taxable securities	$108,721	$94,599	$417	$410	1.56%	1.76%
Nontaxable securities (1)	13,144	8,122	82	65	4.07%	5.26%
Short-term investments	47,380	63,258	37	45	0.32%	0.29%
Taxable loans	295,970	288,798	3,810	3,946	5.22%	5.54%
Non-taxable loans (1)	12,959	16,481	100	113	5.02%	4.53%

Total interest-earning assets	478,174	471,258	4,446	4,579	3.87%	4.04%

Interest-bearing liabilities:
Interest-bearing deposits	373,250	374,427	299	373	0.32%	0.40%
Short-term borrowed funds	3,908	5,930	12	18	1.25%	1.23%
Long-term debt	10,559	11,141	135	157	5.19%	5.72%

Total interest bearing liabilities	387,717	391,498	446	548	0.47%	0.57%

Net interest spread	$90,457	$79,760	$4,000	$4,031	3.40%	3.47%

Net interest margin (1) (% of earning assets)					3.48%	3.55%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was a recovery of ($62,000) for the three months ending March 31, 2015 compared to a recovery of ($424,000) for the same period in 2014. There were net loan recoveries of ($52,000) for the three months ended March 31, 2015, as compared with net loan charge-offs of $473,000 during the same period of 2014. Refer to the Asset Quality discussion on page 33 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income increased $477,000 for the three month period ending March 31, 2015 as compared to the same period in 2014. The primary factor contributing to the overall increase was an increase in income from mortgage loan sales of $339,000, increasing from $162,000 for the quarter ended March 31, 2014 to $501,000 for the same period in 2015. Included in income from mortgage is the $61,000 attributed to the aforementioned sale of USDA loans. Service charges on deposit accounts produced revenue of $330,000, a decrease of $48,000 for the three months ended March 31, 2015. The primary factor leading to this decrease was a decrease in NSF (non-sufficient funds) fees for the comparable periods. Other service fees and commissions experienced a $45,000 or 4.8% increase for the comparable three month period, primarily due to an increase in brokerage commissions and asset management fees. The Company realized gains on the sale of investment securities during the three months ended March 31, 2015 of $225,000 as compared to realized gains of $21,000 for the same period in 2014.

Noninterest Expense

Noninterest expense for the both quarters ended March 31, 2015 and March 31, 2014 was $5.2 million. Salaries and employee benefits, the largest component of noninterest expense, increased $86,000 for the quarter ending March 31, 2015. The majority of this increase is attributable to the increase in staffing related to the expansion of the mortgage department. Professional fees and services decreased $6,000 during the three months ending March 31, 2015 as compared to the same period in 2014. The improvement the Company is experiencing in asset quality is attributable to this decrease with lower legal fees associated with loan collections fees. FDIC deposit insurance premiums also declined $10,000 for the comparable periods. Foreclosed real estate expense decreased $109,000 for the three months ending March 31, 2015 compared to same period in 2014. The major factor related to the decrease in foreclosed real estate expense was expenses related to a prior year sale of other real estate owned totaling $92,000 that occurred during first quarter 2014. Write-downs on properties held in other real estate owned are attributed to updated appraisals and the lowering of list prices, which increased from $3,000 for the three month period ending March 31, 2014 to $38,000 for the same period in 2015. Other noninterest expense decreased $49,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Postage	$46	$51
Telephone and data lines	45	34
Shareholder relations expense	55	62
Dues and subscriptions	38	33
Other	307	360

Total	$491	$540

Income Tax Expense

The Company had income tax expense of $273,000 for the three months ended March 31, 2015 at an effective tax rate of 30.00% compared to income tax expense of $268,000 with an effective tax rate of 33.29% in the 2014 period.

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

At March 31, 2015 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $8.0 million compared to $7.6 million at December 31, 2014, a net increase of $396,000. Total nonaccrual loans, which are a component of impaired loans, increased from $2.2 million at December 31, 2014 to $2.8 million at March 31, 2015. During the first quarter of 2015, four relationships totaling $697,000 were added to impaired loans. These additions were offset by one relationship for $102,000 being deemed no longer impaired, three impaired relationships totaling $89,000 being charged off and three impaired loans in the amount of $104,000 being paid off.

The allowance expressed as a percentage of gross loans held for investment increased one basis point from 1.20% at December 31, 2014 to 1.21% at March 31, 2015. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.08% at December 31, 2014 and 1.11% at March 31, 2015, while the individually evaluated allowance as a percentage of individually evaluated loans decreased from 6.04% to 5.05% for the same periods. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third party vendor representing a one year loss horizon for each obligor. The Company updates the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the beacon scores that are one of the components used within the allowance model semi-annually, during the first and third quarters. The trend of continued improvement in beacon scores continued with the update during the first quarter. The average beacon score increased two points from 724 to 726 during the first quarter.

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 0.72% at December 31, 2014, to 0.89% at March 31, 2015.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $629,000 during the first quarter of 2015. The Company sold six pieces of foreclosed property totaling $591,000 realizing a loss of $22,000. The Company also had write downs and changes in reserves totaling $38,000 on the remaining existing property. There were no loans foreclosed on during the first quarter.

Restructured loans at March 31, 2015 totaled $5.2 million compared to $5.3 million at December 31, 2014 and are included in impaired loans. At March 31, 2015, there was one restructured loan for $261,000 in nonaccrual status. The remainder were accruing.

The following table shows the comparison of nonperforming assets at March 31, 2015 to December 31, 2014:

Nonperforming Assets

(dollars in thousands)

	March 31, 2015	December 31, 2014
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	2,751	2,246
Other real estate owned	5,236	5,865

Total nonperforming assets	$7,987	$8,111

Allowance for loans losses	$3,729	$3,738
Nonperforming loans to total loans	0.89%	0.72%
Allowance for loan losses to total loans	1.21%	1.20%
Nonperforming assets to total assets	1.55%	1.56%
Allowance for loan losses to nonperforming loans	135.54%	166.48%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The

Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $15.8 million at March 31, 2015, with available credit of $15.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $40.9 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $29.9 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $14.3 million at March 31, 2015, compared to $14.2 million at December 31, 2014.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The major provisions of the new rule applicable to the Company are: The new rule implements higher minimum capital requirements, includes a new common equity tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital, or tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (RWA) requirements are a common equity tier 1 capital ratio of 4.5 percent and a tier 1 capital ratio of 6.0 percent, which is an increase from 4.0 percent, and a total capital ratio that remains at 8.0 percent. The minimum leverage ratio (tier 1 capital to total assets) is 4.0 percent. The new rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

The Company and its subsidiary bank have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.5 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At March 31, 2015, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2014.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2015. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2015.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
January 1, 2015 Through January 31, 2015	0	$0.00	—	$—

February 1, 2015 Through February 28, 2015	0	$0.00	—	$—

March 1, 2015 Through March 31, 2015	13,105	$3.10	—	$—

Total	13,105	$3.10	—	$—

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: May 5, 2015	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: May 5, 2015	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.