Form 10-Q
period 2015-06-30
UWHARRIE CAPITAL CORP
filed 2015-07-28
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,902,454 shares of common stock outstanding as of July 20, 2015.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I.	FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2015 (Unaudited)	December 31, 2014*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,796	$6,807
Interest-earning deposits with banks	45,397	43,984
Securities available for sale, at fair value	98,483	112,824
Securities held to maturity, at amortized cost (fair value $11,312 and $5,450, respectively)	11,434	5,496
Loans held for sale	414	2,147
Loans:
Loans held for investment	317,070	310,853
Less allowance for loan losses	(3,327)	(3,738)

Net loans held for investment	313,743	307,115

Premises and equipment, net	14,821	14,858
Interest receivable	1,456	1,747
Restricted stock	1,040	1,038
Bank owned life insurance	6,704	6,645
Other real estate owned	6,086	5,865
Prepaid assets	1,171	969
Other assets	9,292	8,969

Total assets	$515,837	$518,464

LIABILITIES
Deposits:
Demand noninterest-bearing	$91,040	$80,069
Interest checking and money market accounts	232,082	243,116
Savings deposits	39,416	39,091
Time deposits, $250,000 and over	9,046	9,865
Other time deposits	81,450	84,294

Total deposits	453,034	456,435

Short-term borrowed funds	4,232	4,685
Long-term debt	9,553	9,558
Interest payable	181	180
Other liabilities	5,593	4,783

Total liabilities	472,593	475,641

Off balance sheet items, commitments and contingencies (Note 9)

Redeemable common stock held by the Employee Stock Ownership Plan (ESOP) (Note 4)	—	561

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,902,454 and 6,961,484	8,628	8,702
Additional paid-in capital	12,124	11,712
Undivided profits	11,978	10,974
Accumulated other comprehensive income	(68)	305

Total Uwharrie Capital shareholders’ equity	32,662	31,693
Noncontrolling interest	10,582	10,569

Total shareholders’ equity	43,244	42,262

Total liabilities and shareholders’ equity	$515,837	$518,464

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$3,938	$4,106	$7,848	$8,165
Investment securities
US Treasury	67	94	151	187
US Government agencies and corporations	327	341	660	658
State and political subdivisions	87	80	169	145
Interest-earning deposits with banks and federal funds sold	42	39	79	84

Total interest income	4,461	4,660	8,907	9,239

Interest Expense
Interest checking and money market accounts	68	73	138	158
Savings deposits	10	11	21	36
Time deposits, $250,000 and over	13	12	24	24
Other time deposits	203	244	410	495
Short-term borrowed funds	15	9	27	27
Long-term debt	137	138	272	295

Total interest expense	446	487	892	1,035

Net interest income	4,015	4,173	8,015	8,204
Provision for (recovery of) loan losses	(235)	(61)	(297)	(485)

Net interest income after provision (recovery of) for loan losses	4,250	4,234	8,312	8,689

Noninterest Income
Service charges on deposit accounts	311	359	641	737
Other service fees and commissions	1,033	970	2,015	1,907
Gain/(loss) on sale of securities (includes reclassification of $277,000, $502,000 and $21,000 from accumulated other comprehensive income)	277	—	502	21
Gain (loss) on fixed assets and other assets	17	239	(5)	240
Income from mortgage loan sales	492	257	993	419
Other income	91	94	148	191

Total noninterest income	2,221	1,919	4,294	3,515

Noninterest Expense
Salaries and employee benefits	3,226	2,980	6,318	5,986
Net occupancy expense	268	259	552	545
Equipment expense	173	177	340	347
Data processing costs	183	191	359	370
Office supplies and printing	53	63	102	128
Foreclosed real estate expense	155	199	274	427
Professional fees and services	133	193	284	350
Marketing and donations	178	147	371	293
Electronic banking expense	259	236	510	475
Software amortization and maintenance	134	138	284	256
FDIC insurance	97	109	199	221
Other noninterest expense	649	614	1,140	1,154

Total noninterest expense	5,508	5,306	10,733	10,552

Income before income taxes	963	847	1,873	1,652
Income taxes (includes reclassification $107,000, $194,000 and $8,000 from accumulated other comprehensive income)	303	251	576	519

Net income	$660	$596	$1,297	$1,133

Consolidated net income	$660	596	1,297	1,133
Less: net income attributable to noncontrolling Interest	(147)	(147)	(293)	(293)

Net income attributable to Uwharrie Capital Corp	513	449	1,004	840
Dividends – preferred stock	—	—	—	—

Net income (loss) available to common shareholders	$513	$449	$1,004	$840

Net income (loss) per common share
Basic	$0.07	$0.06	$0.14	$0.11

Diluted	$0.07	$0.06	$0.14	$0.11

Weighted average shares outstanding
Basic	6,945,102	7,483,762	6,953,176	7,483,887
Diluted	6,945,102	7,483,762	6,953,176	7,483,887

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net Income	$660	$596	$1,297	$1,133

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	(616)	736	(62)	1,254
Related tax effect	196	(250)	(3)	(427)
Reclassification of (gain) loss recognized in net income	(277)	—	(502)	(21)
Related tax effect	107	—	194	8

Total other comprehensive income (loss)	(590)	486	(373)	814

Comprehensive income	70	1,082	924	1,947

Less: Comprehensive income attributable to noncontrolling interest	(147)	(147)	(293)	(293)

Comprehensive income (loss) attributable to Uwharrie Capital	$(77)	$935	$631	$1,654

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2014	6,961,484	$8,702	$11,712	$10,974	$305	$10,569	$42,262
Net Income	—	—	—	1,004	—	293	1,297
Repurchase of common stock	(59,030)	(74)	(149)	—	—	—	(223)
Other comprehensive Income	—	—	—	—	(373)	—	(373)
Reclass from mezzanine capital	—	—	561	—	—	—	561
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)

Balance, June 30, 2015	6,902,454	$8,628	$12,124	$11,978	$(68)	$10,582	$43,244

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,297	$1,133
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	472	451
Net amortization of security premiums/discounts AFS	555	469
Net amortization of security premiums/discounts HTM	65	—
Net amortization of mortgage servicing rights	350	351
Impairment of foreclosed real estate	92	72
Recovery of loan losses	(297)	(485)
Net realized gain on sales / calls available for sales securities	(502)	(21)
Income from mortgage loan sales	(993)	(419)
Proceeds from sales of loans held for sale	29,792	16,840
Origination of loans held for sale	(27,066)	(15,819)
Gain on sale of premises, equipment and other assets	—	(146)
Increase in cash surrender value of life insurance	(59)	(70)
(Gain) loss on sales of foreclosed real estate	6	(94)
Release and write-off of ESOP shares	—	30
Net change in interest receivable	291	129
Net change in other assets	(507)	64
Net change in interest payable	1	(41)
Net change in other liabilities	810	534

Net cash provided by operating activities	4,307	2,978

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	38,633	3,886
Proceeds from sales, maturities and calls of securities held to maturity	31	—
Purchase of securities available for sale	(24,910)	(12,790)
Purchase of securities held to maturity	(6,034)	—
Net (increase) decrease in loans	(7,282)	(3,793)
Proceeds from sales of premises, equipment and other assets	—	273
Purchase of premises and equipment	(435)	(1,957)
Proceeds from sales of foreclosed real estate	632	382
Investment in other assets	(163)	(186)
Net decrease in restricted stock	(2)	146

Net cash provided (used) by investing activities	470	(14,039)

Cash flows from financing activities
Net decrease in deposit accounts	(3,401)	(4,806)
Net decrease in short-term borrowed funds	(453)	(1,756)
Net decrease in long-term debt	(5)	(1,599)
Repurchase of common stock	(223)	(74)
Dividend and cost accretion on noncontrolling interest	(293)	(293)

Net used in financing activities	(4,375)	(8,528)

Decrease in cash and cash equivalents	402	(19,589)
Cash and cash equivalents, beginning of period	50,791	72,394

Cash and cash equivalents, end of period	$51,193	$52,805

Supplemental Disclosures of Cash Flow Information
Interest paid	$891	$579
Income taxes paid	243	6
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(373)	$814
Loans transferred to foreclosed real estate	951	295
Company financed sales of other real estate owned	—	—
Mortgage servicing rights capitalized	299	168
Net change in ESOP liability	(561)	111
Exchange of unearned ESOP shares for ESOP debt	—	964

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

Note 2 – Comprehensive Income (Loss)

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

The following table presents the changes in accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Unrealized holding gains on available-for-sale securities (net)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Beginning Balance	$522	$(234)	$305	$(562)

Other Comprehensive income (loss) before reclassifications, net of ($196,000) ($30,000), ($3,000) and ($207,000) tax effect, respectively	(420)	486	(65)	827

Amounts reclassified from accumulated Other comprehensive income, net of $107,000, $194,000 and $8,000 tax effect	(170)	—	(308)	(13)

Net current-period other comprehensive income (loss)	(590)	486	(373)	814

Ending Balance	$(68)	$252	$(68)	$252

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 12,607 shares of common stock at both June 30, 2015 and December 31, 2014. All of these options were anti-dilutive.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of shares outstanding used in the calculation of basic and dilutive earnings per share are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted average number of common shares outstanding	6,945,102	7,483,762	6,953,176	7,483,887

Effect of ESOP shares	—	—	—	—

Adjusted weighted average number of common shares used in computing basic net income per common share	6,945,102	7,483,762	6,953,176	7,483,887

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	6,945,102	7,483,762	6,953,176	7,483,887

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

The Company filed a request for a favorable determination letter from the Internal Revenue Service as to the tax-qualified status of the ESOP on its termination. All allocated shares were distributed to the ESOP participants prior to December 31, 2014.

The Company received the favorable determination letter dated September 5, 2014 from the Internal Revenue Service.

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
Securities available for sale
U.S. Treasury	$7,044	$75	$—	$7,119
U.S. Government agencies	36,813	172	124	36,861
GSE - Mortgage-backed securities and CMO’s	33,484	120	439	33,165
State and political subdivisions	13,804	195	76	13,923
Corporate bonds	7,441	—	26	7,415

Total securities available for sale	$98,586	$562	$665	$98,483

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$2,046	$—	$12	$2,034
State and political subdivisions	6,014	—	94	5,920
Corporate bonds	3,374	—	16	3,358

Total securities held to maturity	$11,434	$—	$122	$11,312

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
Securities available for sale
U.S. Treasury	$19,030	$362	$6	$19,386
U.S. Government agencies	50,969	96	290	50,775
GSE - Mortgage-backed securities and CMO’s	27,748	133	309	27,572
State and political subdivisions	11,575	505	—	12,080
Corporate bonds	3,040	—	29	3,011

Total securities available for sale	$112,362	$1,096	$634	$112,824

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$2,085	$—	$32	$2,053
Corporate bonds	3,411	—	14	3,397

Total securities held to maturity	$5,496	$—	$46	$5,450

At both June 30, 2015 and December 31, 2014, the Company owned Federal Reserve Bank stock reported at cost of $507,000 and $506,000, respectively. Also at June 30, 2015 and December 31, 2014, the Company owned Federal Home Loan Bank Stock (FHLB) of $533,000 and $532,000, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2015.

Results from sales of securities available for sale for the three and six month periods ended June 30, 2015 and June 30, 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Gross proceeds from sales	$24,596	$—	$29,739	$328

Realized gains from sales	$277	$—	$502	$21
Realized losses from sales	—	—	—	—

Net Realized gains	$277	$—	$502	$21

At June 30, 2015 and December 31, 2014, securities available for sale with a carrying amount of $72.8 million and $84.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014. We believe these unrealized losses on investment securities are a result of a volatile marker and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the quality of the investments. At June 30, 2015, the unrealized losses on available for sale securities less than twelve months related to two government agency bonds, eight government sponsored enterprise (GSE) mortgage backed securities and two corporate bonds. The Company had six government agency bonds, four GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months. At June 30, 2015, the unrealized losses on held to maturity securities related to one government agency security, two corporate bonds and nine state and political subdivision bonds. At December 31, 2014, the unrealized losses on available for sale securities related to one United States Treasury note, thirteen government agency bonds, eight government sponsored enterprise (GSE) mortgage backed securities and two corporate bonds. At December 31, 2014, the unrealized losses on held to maturity securities related to one government agency security and two corporate bonds.

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Gov’t agencies	$10,442	$75	$7,324	$49	$17,766	$124
GSE-Mortgage-backed securities and CMO’s	15,661	201	7,919	238	23,580	439
State & political subdivisions	7,289	76	—	—	7,289	76
Corporate bonds	4,612	12	801	14	5,413	26

Total securities available for sale	$38,004	$364	$16,044	$301	$54,048	$665

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$2,033	$12	$—	$—	$2,033	$12
State & political subdivisions	5,920	94	—	—	5,920	94
Corporate Bonds	3,358	16	—	—	3,358	16

Total securities held to maturity	$11,311	$122	$—	$—	$11,311	$122

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$3,143	$6	$—	$—	$3,143	$6
U.S. Gov’t agencies	9,690	23	17,776	267	27,466	290
GSE-Mortgage-backed securities and CMO’s	1,990	4	14,168	305	16,158	309
Corporate bonds	3,011	29	—	—	3,011	29

Total securities available for sale	$17,834	$62	$31,944	$572	$49,778	$634

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$2,053	$32	$—	$—	$2,053	$32
Corporate bonds	3,397	14	—	—	3,397	14

Total securities held to maturity	$5,450	$46	$—	$—	$5,450	$46

The Company had six government agency securities, four GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months as of June 30, 2015. Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment management considers among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered.

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At June 30, 2015, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2015 by remaining contractual maturity are as follows:

	June 30, 2015
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U. S. Treasury
Due within twelve months	3,013	3,087	2.80%
Due after one but within five years	4,031	4,032	1.13%

	7,044	7,119	1.84%

U.S. Government agencies
Due after one but within five years	27,737	27,817	1.42%
Due after five but within ten years	1,476	1,483	1.49%
Due after ten years	7,600	7,561	1.58%

	36,813	36,861	1.46%

Mortgage-backed securities
Due after one but within five years	3,671	3,635	1.61%
Due after five but within ten years	4,534	4,575	2.31%
Due after ten years	25,279	24,955	1.86%

	33,484	33,165	1.89%

State and political subdivisions
Due within twelve months	474	484	5.77%
Due after one but within five years	1,901	2,021	4.43%
Due after five but within ten years	2,832	2,850	4.43%
Due after ten years	8,597	8,568	3.77%

	13,804	13,923	4.11%

Corporate Bonds
Due within twelve months	2,402	2,400	1.14%
Due after one but within five years	2,002	2,002	1.13%
Due after five but within ten years	3,037	3,013	1.27%

	7,441	7,415	1.20%

Total Securities available for sale
Due within twelve months	5,889	5,971	2.36%
Due after one but within five years	39,342	39,507	1.56%
Due after five but within ten years	11,879	11,921	2.45%
Due after ten years	41,476	41,084	2.20%

	$98,586	$98,483	1.99%

	June 30, 2015
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	2,046	2,034	2.40%

	2,046	2,034	2.40%

State and political subdivisions
Due after five but within ten years	6,014	5,920	2.73%

	6,014	5,920	2.73%

Corporate Bonds
Due after one but within five years	1,677	1,669	2.73%
Due after five but within ten years	1,697	1,689	2.79%

	3,374	3,358	2.76%

Total Securities held for maturity
Due after one but within five years	1,677	1,669	2.73%
Due after five but within ten years	9,757	9,643	2.67%

	$11,434	$11,312	2.68%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Commercial
Commercial	$49,316	$47,418
Real estate - commercial	99,464	92,517
Other real estate construction loans	17,484	22,362
Noncommercial
Real estate 1-4 family construction	4,470	3,888
Real estate - residential	88,330	89,374
Home equity	47,088	46,360
Consumer loans	9,309	8,460
Other loans	1,619	481

	317,080	310,860
Less:
Allowance for loan losses	(3,327)	(3,738)
Deferred loan (fees) costs, net	(10)	(7)

Loans held for investment, net	$313,743	$307,115

Note 7 - Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and six month period ended June 30, 2015 and 2014, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Balance, beginning of period	$1,794	$2,192	$1,716	$2,665
Provision (recovery) charged to operations	(228)	(166)	(289)	(411)
Charge-offs	(21)	(507)	(61)	(744)
Recoveries	8	51	187	60

Net (charge-offs)	(13)	(456)	126	(684)

Balance at end of period	$1,553	$1,570	$1,553	$1,570

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Balance, beginning of period	$1,935	$2,006	$2,022	$2,430
Provision (recovery) charged to operations	(7)	105	(8)	(74)
Charge-offs	(184)	(28)	(301)	(297)
Recoveries	30	47	61	71

Net (charge-offs)	(154)	19	(240)	(226)

Balance at end of period	$1,774	$2,130	$1,774	$2,130

Total	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)

Balance, beginning of period	$3,729	$4,198	$3,738	$5,095
Provision (recovery) charged to operations	(235)	(61)	(297)	(485)
Charge-offs	(205)	(535)	(362)	(1,041)
Recoveries	38	98	248	131

Net (charge-offs)	(167)	(437)	(114)	(910)

Balance at end of period	$3,327	$3,700	$3,327	$3,700

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2015 and December 31, 2014:

June 30, 2015

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$28	$1,448	$1,525	$164,816	$1,553	$166,264
Non-Commercial	180	4,940	1,594	145,866	1,774	150,806

Total	$208	$6,388	$3,119	$310,682	$3,327	$317,070

December 31, 2014

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$179	$2,125	$1,537	$160,172	$1,716	$162,297
Non-Commercial	277	5,436	1,745	143,120	2,022	148,556

Total	$456	$7,561	$3,282	$303,292	$3,738	$310,853

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

June 30, 2015

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$32	$—	$32	$49,284	$49,316	$—
Real estate - commercial	75	276	351	99,113	99,464	—
Other real estate construction	—	219	219	17,265	17,484	—
Real estate 1 -4 family construction	—	—	—	4,470	4,470	—
Real estate - residential	1,462	879	2,341	85,979	88,320	—
Home equity	66	34	100	46,988	47,088	—
Consumer loans	29	—	29	9,280	9,309	—
Other loans	—	—	—	1,619	1,619	—

Total	$1,664	$1,408	$3,072	$313,998	$317,070	$—

December 31, 2014

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$42	$—	$42	$47,376	$47,418	$—
Real estate - commercial	77	794	871	91,646	92,517	—
Other real estate construction	—	342	342	22,020	22,362	—
Real estate construction	—	—	—	3,888	3,888	—
Real estate - residential	1,673	1,097	2,770	86,597	89,367	—
Home equity	89	13	102	46,258	46,360	—
Consumer loan	123	—	123	8,337	8,460	—
Other loans	—	—	—	481	481	—

Total	$2,004	$2,246	$4,250	$306,603	$310,853	$—

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

The composition of nonaccrual loans by class as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
	(dollars in thousands)

Commercial	$—	$—
Real estate - commercial	276	794
Other real estate construction	219	342
Real estate 1 – 4 family construction	—	—
Real estate – residential	879	1,097
Home equity	34	13
Consumer loans	—	—
Other loans	—	—

	$1,408	$2,246

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2015 and December 31, 2014:

June 30, 2015

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$48,881	$380	$55	$—	$49,316
Real estate - commercial	92,486	3,618	3,360	—	99,464
Other real estate construction	14,930	1,996	558	—	17,484
Real estate 1 - 4 family construction	4,381	89	—	—	4,470
Real estate - residential	75,504	9,879	2,937	—	88,320
Home equity	45,560	1,404	124	—	47,088
Consumer loans	8,894	409	6	—	9,309
Other loans	1,619	—	—	—	1,619

Total	$292,255	$17,775	$7,040	$—	$317,070

December 31, 2014

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$46,734	$614	$70	$—	$47,418
Real estate - commercial	82,846	5,513	4,158	—	92,517
Other real estate construction	19,724	1,925	713	—	22,362
Real estate 1 - 4 family construction	3,888	—	—	—	3,888
Real estate - residential	75,859	10,090	3,418	—	89,367
Home equity	44,799	1,458	103	—	46,360
Consumer loans	8,175	277	8	—	8,460
Other loans	481	—	—	—	481

Total	$282,506	$19,877	$8,470	$—	$310,853

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2015 and December 31, 2014 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2015 and December 31, 2014:

June 30, 2015

	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$49,316	$—	$49,316
Real estate - commercial	99,188	276	99,464
Other real estate construction	17,265	219	17,484
Real estate 1 – 4 family construction	4,470	—	4,470
Real estate – residential	87,441	879	88,320
Home equity	47,054	34	47,088
Consumer loans	9,309	—	9,309
Other loans	1,619	—	1,619

Total	$315,662	$1,408	$317,070

December 31, 2014

	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$47,418	$—	$47,418
Real estate - commercial	91,723	794	92,517
Other real estate construction	22,020	342	22,362
Real estate 1 – 4 family construction	3,888	—	3,888
Real estate – residential	88,270	1,097	89,367
Home equity	46,347	13	46,360
Consumer loans	8,460	—	8,460
Other loans	481	—	481

Total	$308,607	$2,246	$310,853

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2015 and December 31, 2014.

June 30, 2015

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$84	$84	$—	$—
Real estate - commercial	1,092	953	139	24
Other real estate construction	810	219	53	4
Real estate 1 -4 family construction	17	—	17	1
Real estate - residential	4,847	1,756	3,091	179
Home equity	51	51	—	—
Consumer loans	25	25	—	—
Other loans	—	—	—	—

Total	$6,926	$3,088	$3,300	$208

December 31, 2014

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$98	$68	$30	$30
Real estate - commercial	1,820	1,242	389	145
Other real estate construction	934	342	54	4
Real estate 1 -4 family construction	20	—	20	1
Real estate - residential	5,298	1,865	3,433	257
Home equity	49	30	19	19
Consumer loans	69	29	40	—
Other loans	—	—	—	—

Total	$8,288	$3,576	$3,985	$456

	Three Months ended		Three Months ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$72	$2	$148	$2
Real estate - commercial	1,511	12	3,531	17
Other real estate construction	276	—	1,476	—
Real estate 1-4 family construction	17	—	197	1
Real estate - residential	5,209	50	6,614	58
Home equity	61	1	107	—
Consumer loans	26	—	94	—
Other loans	—	—	—	—

Total	$7,172	$65	$12,167	$78

	Six Months ended		Six Months ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$81	$3	$225	$3
Real estate - commercial	1,551	28	4,466	35
Other real estate construction	316	1	1,646	—
Real estate 1-4 family construction	18	—	256	1
Real estate - residential	5,239	101	7,058	113
Home equity	57	1	210	—
Consumer loans	40	1	101	2
Other loans	—	—	—	—

Total	$7,302	$135	$13,962	$154

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

At June 30, 2015, the Company had $4.7 million in TDR’s outstanding, of which all were on an accruing basis.

For the three and six months ended June 30, 2015 and 2014, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	—	$—	$—

Other payment terms:
Commercial	1	$48	$29
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	217	216
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	3	$265	$245

Total	3	$265	$245

For the three months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	1	32	32
Other loans	—	—	—

	1	$32	$32

Other payment terms:
Commercial	—	$—	$—
Real estate - commercial	1	112	112
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	386	386
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

	3	$498	$498

Total	4	$530	$530

Six months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	—	$—	$—

Other:
Commercial	1	$48	$29
Real estate - commercial	1	265	124
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	406	398
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$719	$551

Total	6	$719	$551

Six months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	1	32	32
Other loans	—	—	—

Total	1	$32	$32

Other:
Commercial	—	$—	$—
Real estate - commercial	1	112	112
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	619	619
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	5	$731	$731

Total	6	$763	$763

During the twelve months ended June 30, 2015 and June 30, 2014, there were no TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned the Company considers TDRs to be impaired loans and has $186,000 in the allowance for loan loss as of June 30, 2015, as a direct result of these TDRs. At June 30, 2014, there was $60,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of June 30, 2015 and 2014:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2015
Below market Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal
Other	—	—	9	1,298	—	—	—	—

Total	—	$—	9	$1,298	—	$—	—	$—

June 30, 2014
Below market Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	1	32	—	—	—	—
Forgiveness of Principal
Other	—	—	10	1,359	—	—	—	—

Total	—	$—	11	$1,391	—	$—	—	$—

The Company has not committed to fund any additional disbursements for TDRs.

Note 9 - Commitments and Contingencies

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

At June 30, 2015, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$77,407
Credit card commitments	8,840
Standby letters of credit	2,375

Total commitments	$88,622

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$7,119	$7,119	$—	$—
US Government Agencies	36,861	—	36,861	—
GSE - Mortgage-backed securities and CMO’s	33,165	—	33,165	—
State and political subdivisions	13,923	—	13,923	—
Corporate bonds	7,415	—	7,415	—

Total assets at fair value	$98,483	$7,119	$91,364	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$19,386	$19,386	$—	$—
US Gov’t	50,775	—	50,775	—
Mortgage-backed securities and CMO’s	27,572	—	27,572	—
State and political subdivisions	12,080	—	12,080	—
Corporate bonds	3,011	—	3,011

Total assets at fair value	$112,824	$19,386	$93,438	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost of sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,503	$—	$—	$3,503
Other real estate owned	3,518	—	—	3,518

Total assets at fair value	$7,021	$—	$—	$7,021

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$1,854	$—	$—	$1,854
Other real estate owned	3,290	—	—	3,290

Total assets at fair value	$5,144	$—	$—	$5,144

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2015

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Expected loss rates	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2014

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Expected loss rates	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At June 30, 2015, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 - Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2015 and December 31, 2014, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2015 and December 31, 2014:

June 30, 2015

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$51,193	$51,248	$47,209	$4,039	$—
Securities available for sale	98,483	98,483	7,119	91,364	—
Securities held to maturity	11,434	11,312	—	11,312	—
Loans held for investment, net	313,743	316,732	—	—	316,732
Loans held for sale	414	414	—	414	—
Restricted stock	1,040	1,040	1,040	—	—
Accrued interest receivable	1,456	1,456	—	—	1,456

FINANCIAL LIABILITIES
Deposits	$453,034	$437,196	$—	$—	$437,196
Short-term borrowings	4,232	4,232	—	4,232	—
Long-term borrowings	19	19	—	19	—
Junior subordinated debt	9,534	9,695	—	—	9,695
Accrued interest payable	181	181	—	—	181

December 31, 2014

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$50,791	$50,826	$47,605	$3,221	$—
Securities available for sale	112,824	112,824	19,386	93,438	—
Securities held to maturity	5,496	5,450	2,053	3,397	—
Loans held for investment, net	307,115	321,295	—	—	321,295
Loans held for sale	2,147	2,147	—	2,147	—
Restricted stock	1,038	1,038	1,038	—	—
Accrued interest receivable	1,747	1,747	—	—	1,747

FINANCIAL LIABILITIES
Deposits	$456,435	$442,655	$—	$—	$442,655
Short-term borrowings	4,685	4,685	—	4,685	—
Long-term borrowings	24	24	—	24	—
Junior subordinated debt	9,534	9,703	—	—	9,703
Accrued interest payable	180	180	—	—	180

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1 and Level 2.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 5

•	Securities held to maturity – Securities held to maturity are carried at amortized cost and are recorded in Level 2. Also see Note 5.

•	Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•	Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 3. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior Subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At June 30, 2015, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

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

In January 2015, the FASB issued ASU 2015-01, an update to subtopic 225-20 “Income Statement – Extraordinary and Unusual Items”. This update was issued as part of the FASB’s simplification initiative, which aims to reduce unnecessary cost and complexity within U.S. GAAP by issuing ASUs to simplify the guidance while retaining or improving the usefulness of information included in the financial statements. Subtopic 225-20 requires an entity to separately classify, present, and disclose extraordinary events and transactions. In response to feedback received from users and preparers the FASB issued this ASU to eliminate the concept of extraordinary items. The amendments in this ASU are effective for fiscal years (and interim periods within those fiscal years), beginning after December 15, 2015 and may be adopted early. Entities may apply this ASU either prospectively or retrospectively. As recognition and disclosure of extraordinary items have become rare, we do not anticipate a significant impact to financial reporting from implementation of ASU 2015-01. The adoption of this update will not have a significant impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310 “Receivables – Troubled Debt Restructurings by Creditors”. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The update is effective for reporting periods beginning after December 15, 2014. The Company evaluated this update and it does not have a material impact on the Company’s consolidated financial statements. The Company had $1.9 million in foreclosed residential real estate and $820,000 of residential real estate in process of foreclosure at June 30, 1015.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014.

During the three months ended June 30, 2015, the Company’s total assets decreased $2.7 million, from $518.5 million to $515.8 million.

Cash and cash equivalents increased $402,000 during the six months ended June 30, 2015. Cash and due from banks decreased $1.0 million, while interest-earning deposits with banks increased $1.4 million.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $8.4 million to $109.9 million for the period ended June 30, 2015. During the first six months of 2015, the Company, in a continued effort to reduce our extension risk in a rising interest rate environment, made the decision to sell $29.7 million of investment securities. The Company realized a net gain of $502,000 on these transactions. The Company also had maturities of $5.1 million and normal reductions stemming from principal payments on mortgage backed securities. Also during the first six months of 2015, the Company purchased securities of $30.9 million. The Company is investing in lower duration securities as well as variable rate securities. These securities should provide better protection in a rising rate environment, and mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At June 30, 2015, the Company had net unrealized losses on securities available for sale of $103,000.

Loans held for investment increased from $310.9 million to $317.1 million, an increase of $6.2 million. The real estate one-to-four family and other real estate construction loan segments of the loan portfolio decreased during the first six months of 2015 with the other real estate construction experiencing the largest decline of 21.8%, or $4.9 million. The Company experienced growth in the remaining segments of its loan portfolio during the first six months of 2015 with the real estate one-to-four family construction segment having the largest increase of 15.0%, primarily consisting of owner occupied properties. Loans held for sale decreased 80.7%, or $1.7 million. The Company did sell $1.9 million of USDA government loans that were in the loan portfolio in the secondary market during the first six months of 2015. The allowance for loan losses was $3.3 million at June 30, 2015, which represented 1.05% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Bank owned life insurance increased $59,000, while premises and equipment decreased $37,000. Accrued interest receivable declined $291,000. Restricted stock, which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock, increased $2,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings changes. The Company’s required ownership in FHLB stock increased $1,000 to $533,000, while the Company’s required ownership in Federal Reserve Bank stock increased $1,000 to $507,000 during the first six months of 2015. Other real estate owned increased $221,000. During the six months ended June 30, 2015, the Company sold ten pieces of property totaling $638,000. The Company recorded net valuation write-down adjustments of $92,000. These declines were offset by the addition of twenty-five pieces of real estate foreclosed on totaling $951,000. The Company foreclosed on one loan relationship resulting in the addition of twenty-four of the aforementioned twenty-five pieces of property. Other assets increased $323,000 during the first six months ended June 30, 2015.

Customer deposits, our primary funding source, experienced a $3.4 million decrease during the six month period ended June 30, 2015, decreasing from $456.4 million to $453.0 million. Demand noninterest bearing checking accounts increased $11.0 million and savings deposits increased $325,000. This increase was offset by declines in interest checking and money market accounts of $11.0 million, time deposits $250,000 and over of $819,000 and other time deposits of $2.8 million.

Total borrowings decreased $458,000 for the period consisting of both short-term and long-term borrowed funds.

Other liabilities increased from $4.8 million at December 31, 2014 to $5.6 million at June 30, 2015, an increase of $800,000. The increase in income taxes payable was the primary factor related to this increase.

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

During the fourth quarter of 2014, all allocated shares were distributed to the ESOP participants and at December 31, 2014, there was $561,000 set aside to cover the liability for shares that could be put back to the Company during the first six months of 2015. During the first six months of 2015, the participants put 29,735 shares back to the Company. The time for this option has now expired and the liability was reclassed back into additional paid-in capital at June 30, 2015.

At June 30, 2015, total shareholders’ equity was $43.2 million, an increase of $982,000 from December 31, 2014. Net income for the six month period was $1.3 million. Unrealized gains and losses on investment securities, net of tax, decreased $373,000. The Company transferred $561,000 from mezzanine capital to additional paid in capital coming from the expiration of the aforementioned ESOP put liability. The Company also repurchased 59,030 shares of common stock totaling $223,000. Of the shares repurchased, 29,735 shares were related to the ESOP put option. The Company paid $293,000 in preferred stock dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $660,000 for the three months ended June 30, 2015, as compared to $596,000 for the three months ended June 30, 2014, an increase of $64,000. Net income available to common shareholders was $513,000 or $0.07 per common share for the three months ended June 30, 2015, compared to $449,000 or $0.06 per common share for the three months ended June 30, 2014. Net income available to common shareholders is net income less any dividends on the aforementioned noncontrolling interest.

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

Net interest income for both the three months ended June 30, 2015 and June 30, 2014 was $4.0 million. During the current quarter, growth in the volume of interest-earning assets outpaced the volume of interest-bearing liabilities by $66,000. The average yield on our interest–earning assets decreased twenty-four basis points to 3.86%, while the average rate we paid for our interest-bearing liabilities decreased four basis points. The aforementioned changes resulted in a decrease of twenty basis points in our interest rate spread, from 3.59% in 2014 to 3.39% in 2015. Our net interest margin was 3.49% and 3.68% for the comparable periods in 2015 and 2014, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2015 and 2014:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2015	2014	2015	2014	2015	2014
Interest-earning assets:
Taxable securities	$100,597	$100,666	$394	434	1.57%	1.73%
Non-taxable securities	12,291	10,169	87	81	4.58%	5.12%
Short-term investments	46,917	43,745	42	39	0.36%	0.36%
Taxable loans	301,344	296,111	3,836	3.998	5.11%	5.42%
Non-taxable loans (1)	14,021	16,176	102	108	4.70%	4.30%

Total interest-earning assets	475,170	466,867	4,461	4,660	3.86%	4.10%

Interest-bearing liabilities:
Interest-bearing deposits	363,670	368,837	294	340	0.32%	0.37%
Short-term borrowed funds	3,113	4,906	15	9	1.93%	0.74%
Long-term debt	10,844	9,566	137	138	5.07%	5.79%

Total interest bearing liabilities	377,627	383,309	446	487	0.47%	0.51%

Net interest spread	$97,543	$83,558	$4,015	$4,173	3.39%	3.59%

Net interest margin (1) (% of earning assets)					3.49%	3.68%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was a recovery of ($235,000) for the three months ending June 30, 2015 compared to a recovery of ($61,000) for the same period in 2014. There were net loan charge-offs of $167,000 for the three months ended June 30, 2015, as compared with net loan charge-offs of $437,000 during the same period of 2014. Refer to the Asset Quality discussion on page 37 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income increased $302,000 for the three month period ending June 30, 2015 as compared to the same period in 2014. Income from mortgage loan sales increased $235,000 from $257,000 for the quarter ended June 30, 2014 to $492,000 for the same period in 2015. Service charges on deposit accounts produced revenue of $311,000, a decrease of $48,000 for the three months ended June 30, 2015. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced an increase of $63,000 or 6.5% for the comparable three month period, primarily due to an increase in brokerage commissions and asset management fees. The Company realized gains on the sale of other real estate owned of $16,000 for the three months ended June 30, 2015 compared to realized gains of $93,000 for the same period in 2014. The Company also realized a gain of $277,000 on the sale of investment securities during the second quarter of 2015.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2015 was $5.5 million compared to $5.3 million for the same period of 2014, an increase of $202,000. Salaries and employee benefits, the largest component of noninterest expense, increased $246,000 for the quarter ending June 30, 2015. The majority of this increase is attributable to the increase in staffing related to the expansion of the mortgage department. Foreclosed real estate expense decreased $44,000 for the three months ending June 30, 2015. The major factor related to the decrease in foreclosed real estate expense was a decrease in write-downs on properties held in other real estate owned. These write downs are attributed to updated appraisals and the lowering of list prices. Total write-downs for the three month period in 2015 were $48,000 compared to $63,000 for the same period in 2014. Professional fees and services decreased $60,000 during the three months ending June 30, 2015 to $133,000 as compared to $193,000 for the same period in 2014. The improvement the Company is experiencing in asset quality resulted in this decrease with lower legal fees associated with loan collection fees. Other noninterest expense increased $35,000 for the comparable three month period. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended
	June 30,
	2015	2014
	(dollars in thousands)

Postage	$56	$47
Telephone and data lines	39	42
Loan collection expense	48	87
Shareholder relations expense	33	50
Dues and subscriptions	47	43
Other	426	345

Total	$649	$614

Income Tax Expense

The Company had income tax expense of $303,000 for the three months ended June 30, 2015 resulting in an effective rate of 31.46% compared to income tax expense of $251,000 and an effective rate of 29.63% in the 2014 period.

Comparison of Results of Operations For the Six Months Ended June 30, 2015 and 2014.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.3 million for the six months ended June 30, 2015, as compared to $1.1 million for the six months ended June 30, 2014, an increase of $164,000. Net income available to common shareholders was $1.0 million or $0.14 per common share for the six months ended June 30, 2015, compared to $840,000 or $0.11 per common share for the six months ended June 30, 2014. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for both the six months ended June 30, 2015 and June 30, 2014 was $8.0 million. During the six months ending June 30, 2015, the volume of interest-earning assets outpaced the growth of our interest-bearing liabilities by $223,000. The average yield on our interest–earning assets declined twenty-one basis points to 3.86%, while the average rate we paid for our interest-bearing liabilities decreased seven basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of fourteen basis points in our interest rate spread to 3.39% for the first six months of 2015, compared to 3.53% for the first six months of 2014. Our net interest margin was 3.49% and 3.62% for the comparable six month periods in 2015 and 2014, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a stronger interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2015 and 2014:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)

	Average Balance		Income/Expenses		Rate/Yield
	2015	2014	2015	2014	2015	2014
Interest-earning assets:
Taxable securities	$104,624	$97,649	$811	$845	1.56%	1.75%
Nontaxable securities (1)	12,728	9,151	169	145	4.31%	5.16%
Short-term investments	47,147	53,447	79	84	0.34%	0.32%
Taxable loans	298,674	293,022	7,646	7,944	5.16%	5.47%
Non-taxable loans (1)	13,491	15,780	202	221	4.87%	4.55%

Total interest-earning assets	476,664	469,049	8,907	9,239	3.86%	4.07%

Interest-bearing liabilities:
Interest-bearing deposits	368,433	371,617	593	713	0.32%	0.39%
Short-term borrowed funds	3,508	5,416	27	27	1.55%	1.01%
Long-term debt	10,703	10,350	272	295	5.12%	5.75%

Total interest bearing liabilities	382,644	387,383	892	1,035	0.47%	0.54%

Net interest spread	$94,020	$81,666	$8,015	$8,204	3.39%	3.53%

Net interest margin (1) (% of earning assets)					3.49%	3.62%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34% tax rate in 2015.

Provision and Allowance for Loan Losses

The Company recovered $(297,000) for the six months ending June 30, 2015 compared to $(485,000) recovered for the same period in 2014. There were net loan charge-offs of $114,000 for the six months ended June 30, 2015 as compared with net loan charge-offs of $910,000 during the same period of 2014. Refer to the Asset Quality discussion on page 37 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $779,000 for the six month period ending June 30, 2015 as compared to the same period in 2014. Income from mortgage loan sales was $993,000 for the six months ended June 30, 2015 compared to $419,000 for the same period in 2014. Service charges on deposit accounts produced revenue of $641,000 for the six months ended June 30, 2014, a decrease of $96,000. The primary contributing factor is a decrease in NSF fees was changes in the regulatory governance. Other service fees and commissions experienced a 5.7% increase for the comparable six month period. This increase was directly related to brokerage commissions and asset management fees increasing. The Company realized losses on sale of other assets of $5,000 for the six months ended June 30, 2015 compared to $240,000 for the same period in 2014. The Company did realize a gain of $158,000 on the sale of a piece of property during the first six months of 2014. Gains realized on the sale of securities were $502,000 for the first six months in 2015 compared to $21,000 for the same period in 2014.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2015 was $10.7 million compared to $10.6 million for the same period of 2014; an increase of $181,000. Salaries and employee benefits, the largest component of noninterest expense, increased $332,000 for the six months ending June 30, 2015. The majority of this increase is attributable to the increase in staffing related to the expansion of the mortgage department. Professional fees and services decreased $66,000 during the six months ending June 30, 2015 as compared to the same period in 2014. The improvement the Company is experiencing in asset quality resulted in this decrease with lower legal fees associated with loan collections fees. FDIC deposit insurance premiums also declined $22,000 for the comparable periods. Foreclosed real estate expense decreased $153,000 for the six months ending June 30, 2015 compared to same period in 2014. The major factor related to the decrease in foreclosed real estate expense was expenses related to a prior year sale of other real estate owned totaling $92,000 that occurred during first quarter 2014. Write-downs on properties held in other real estate owned are attributed to updated appraisals and the lowering of list prices, which increased from $72,000 for the six month period ending June 30, 2014 to $81,000 for the same period in 2015. Other noninterest expense decreased $14,000 for the comparable six month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)

Postage	$102	$98
Telephone and data lines	84	76
Loan collection expense	48	87
Shareholder relations expense	88	112
Dues and subscriptions	85	76
Other	733	705

Total	$1,140	$1,154

Income Tax Expense

The Company had income tax expense of $576,000 for the six months ended June 30, 2015 resulting in an effective tax rate of 30.75%, compared to income tax expense of $519,000 and an effective rate of 31.42% in the 2014 period.

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

At June 30, 2015 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $6.4 million compared to $7.6 million at December 31, 2014, a net decrease of $1.2 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $2.2 million at December 31, 2014 to $1.4 million at June 30, 2015. During the first six months of 2015, ten relationships totaling $983,000 were added to impaired loans. These additions were offset by one relationship for $102,000 being deemed no longer impaired based on improved cash flow, five impaired relationships totaling $247,000 being charged off, two relationships in the amount of $952,000 being foreclosed and transferred to other real estate owned, two impaired relationships in the amount of $297,000 being paid off completely and several relationships with pay downs totaling $559,000.

The allowance expressed as a percentage of gross loans held for investment decreased fifteen basis points from 1.20% at December 31, 2014 to 1.05% at June 30, 2015. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.08% at December 31, 2014 and 1.00% at June 30, 2015, while the individually evaluated allowance as a percentage of individually evaluated loans decreased from 6.04% to 3.26% for the same periods. The portion of the Company’s allowance for loan loss model related to general reserves is intended to capture the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third party vendor representing a one year loss horizon for each obligor. The Company updates the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the beacon scores that are one of the components used within the allowance model semi-annually, during the first and third quarters. The trend of continued improvement in beacon scores continued with the update during the first quarter. The average beacon score increased eight points from 724 to 732 during the first half of the year.

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.72% at December 31, 2014, to 0.44% at June 30, 2015.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned increased $221,000 during the first half of 2015. The Company sold ten pieces of foreclosed property totaling $638,000 realizing a loss of $6,000. The Company also had write downs and changes in reserves totaling $92,000 on the remaining existing property. The Company foreclosed on two loan relationships totaling $951,000 and added twenty-five pieces of property to other real estate owned.

Restructured loans at June 30, 2015 totaled $4.7 million compared to $5.3 million at December 31, 2014 and are included in impaired loans. At June 30, 2015, all restructured loans were on an accruing basis.

The following table shows the comparison of nonperforming assets at June 30, 2015 to December 31, 2014:

Nonperforming Assets

(dollars in thousands)

	June 30,	December 31,
	2015	2014
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,408	2,246
Other real estate owned	6,086	5,865

Total nonperforming assets	$7,494	$8,111

Allowance for loans losses	$3,327	$3,738
Nonperforming loans to total loans	0.44%	0.72%
Allowance for loan losses to total loans	1.05%	1.20%
Nonperforming assets to total assets	1.45%	1.56%
Allowance for loan losses to nonperforming loans	236.40%	166.48%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $15.8 million at June 30, 2015, with available credit of $15.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $54.9 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $20.3 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $13.8 million at June 30, 2015, compared to $14.2 million at December 31, 2014.

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

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.5 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At June 30, 2015, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the second quarter of 2015. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2015.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
April 1, 2015 Through April 30, 2015	—	$0.00	—	$—
May 1, 2015 Through May 31, 2015	—	$0.00	—	$—
June 1, 2015 Through June 30, 2015	45,925	$3.97	—	$—

Total	45,925	$3.97	—	$—

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and R. David Beaver, III (6)(9)

10.8	Change in Control Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date: July 28, 2015	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: July 28, 2015	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and R. David Beaver, III (6)(9)

10.9	Change in Control Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.