Form 10-Q
period 2015-09-30
UWHARRIE CAPITAL CORP
filed 2015-11-03
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:6,875,586 shares of common stock outstanding as of October 26, 2015.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2015 (Unaudited)	December 31, 2014*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,685	$6,807
Interest-earning deposits with banks	51,585	43,984
Securities available for sale, at fair value	96,927	112,824
Securities held to maturity, at amortized cost (fair value $11,276 and $5,450, respectively)	11,274	5,496
Loans held for sale	418	2,147
Loans:
Loans held for investment	322,816	310,853
Less allowance for loan losses	(2,961)	(3,738)

Net loans held for investment	319,855	307,115

Premises and equipment, net	14,752	14,858
Interest receivable	1,466	1,747
Restricted stock	1,040	1,038
Bank owned life insurance	6,733	6,645
Other real estate owned	5,942	5,865
Prepaid assets	958	969
Other assets	9,461	8,969

Total assets	$527,096	$518,464

LIABILITIES
Deposits:
Demand noninterest-bearing	$92,753	$80,069
Interest checking and money market accounts	243,638	243,116
Savings deposits	40,001	39,091
Time deposits, $250,000 and over	8,139	9,865
Other time deposits	77,818	84,294

Total deposits	462,349	456,435

Short-term borrowed funds	5,232	4,685
Long-term debt	9,550	9,558
Interest payable	176	180
Other liabilities	5,860	4,783

Total liabilities	483,167	475,641

Off balance sheet items, commitments and contingencies (Note 9)

Redeemable common stock held by the Employee Stock Ownership Plan (ESOP) (Note 4)	—	561

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,875,586 and 6,961,484	8,594	8,702
Common stock dividend distributable	172	—
Additional paid-in capital	12,401	11,712
Undivided profits	11,874	10,974
Accumulated other comprehensive income	299	305

Total Uwharrie Capital shareholders’ equity	33,340	31,693
Noncontrolling interest	10,589	10,569

Total shareholders’ equity	43,929	42,262

Total liabilities and shareholders’ equity	$527,096	$518,464

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$3,936	$4,120	$11,784	$12,285
Investment securities
US Treasury	33	94	184	281
US Government agencies and corporations	331	310	991	968
State and political subdivisions	121	87	290	232
Corporate bonds	—	7	—	7
Interest-earning deposits with banks and federal funds sold	47	36	126	120

Total interest income	4,468	4,654	13,375	13,893

Interest Expense
Interest checking and money market accounts	69	70	207	228
Savings deposits	12	11	33	47
Time deposits, $250,000 and over	25	117	49	82
Other time deposits	176	131	586	685
Short-term borrowed funds	17	2	44	29
Long-term debt	139	139	411	434

Total interest expense	438	470	1,330	1,505

Net interest income	4,030	4,184	12,045	12,388
Provision for (recovery of) loan losses	(323)	(271)	(620)	(756)

Net interest income after provision (recovery of) for loan losses	4,353	4,455	12,665	13,144

Noninterest Income
Service charges on deposit accounts	338	367	979	1,104
Other service fees and commissions	1,040	986	3,055	2,893
Gain/(loss) on sale of securities (includes reclassification of $5,000, $502,000 and $26,000 from accumulated other comprehensive income)	—	5	502	26
Gain (loss) on fixed assets and other assets	120	231	115	471
Income from mortgage loan sales	706	282	1,699	701
Other income	161	92	309	283

Total noninterest income	2,365	1,963	6,659	5,478

Noninterest Expense
Salaries and employee benefits	3,460	3,093	9,778	9,079
Net occupancy expense	272	278	824	823
Equipment expense	184	164	524	511
Data processing costs	194	181	553	551
Office supplies and printing	58	74	160	202
Foreclosed real estate expense	259	610	533	1,037
Professional fees and services	173	210	457	560
Marketing and donations	221	183	592	476
Electronic banking expense	265	214	775	689
Software amortization and maintenance	142	140	426	396
FDIC insurance	85	109	284	330
Other noninterest expense	621	572	1,761	1,726

Total noninterest expense	5,934	5,828	16,667	16,380

Income before income taxes	784	590	2,657	2,242
Income taxes (includes reclassification of $2,000, $194,000 and $10,000 from accumulated other other comprehensive income)	223	191	799	710

Net income	$561	$399	$1,858	$1,532

Consolidated net income	$561	399	1,858	1,532
Less: net income attributable to noncontrolling Interest	(149)	(149)	(442)	(442)

Net income attributable to Uwharrie Capital Corp	412	250	1,416	1,090
Dividends - preferred stock	—	—	—	—

Net income available to common shareholders	$412	$250	$1,416	$1,090

Net income per common share
Basic	$0.06	$0.03	$0.20	$0.15

Diluted	$0.06	$0.03	$0.20	$0.15

Weighted average shares outstanding
Basic	7,034,958	7,456,372	7,073,046	7,473,496
Diluted	7,034,958	7,456,372	7,073,046	7,473,496

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net Income	$561	$399	$1,858	$1,532

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	555	(461)	493	792
Related tax effect	(188)	156	(191)	(270)
Reclassification of (gain) loss recognized in net income	—	(5)	(502)	(26)
Related tax effect	—	2	194	10

Total other comprehensive income (loss)	367	(308)	(6)	506

Comprehensive income (loss)	928	91	1,852	2,038

Less: Comprehensive income (loss) attributable to noncontrolling interest	(149)	(149)	(442)	(442)

Comprehensive income (loss) attributable to Uwharrie Capital	$779	$(58)	$1,410	$1,596

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2014	6,961,484	$8,702	$—	$11,712	$10,974	$305	$10,569	$42,262
Net Income	—	—	—	—	1,416	—	442	1,858
2% stock dividend declaration	—	—	172	344	(516)	—	—	—
Repurchase of common stock	(85,898)	(108)	—	(216)	—	—	—	(324)
Other comprehensive Income	—	—	—	—	—	(6)	—	(6)
Reclass from mezzanine capital	—	—	—	561	—	—	—	561
Record preferred stock dividend
Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend
Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)

Balance, September 30, 2015	6,875,586	$8,594	$172	$12,401	$11,874	$299	$10,589	$43,929

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,858	$1,532
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	690	687
Net amortization of security premiums/discounts AFS	767	746
Net amortization of security premiums/discounts HTM	102	—
Net amortization of mortgage servicing rights	513	532
Impairment of foreclosed real estate	217	574
Recovery of loan losses	(620)	(756)
Net realized gain on sales / calls available for sales securities	(502)	(26)
Income from mortgage loan sales	(1,699)	(701)
Proceeds from sales of loans held for sale	48,436	27,278
Origination of loans held for sale	(45,008)	(26,840)
Gain on sale of premises, equipment and other assets	—	(146)
Increase in cash surrender value of life insurance	(88)	(99)
Gain on sales of foreclosed real estate	(114)	(325)
Release of ESOP shares	—	30
Net change in interest receivable	281	249
Net change in other assets	(582)	(60)
Net change in interest payable	(4)	(42)
Net change in other liabilities	1,077	1,007

Net cash provided by operating activities	5,324	3,640

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	40,533	10,113
Proceeds from sales, maturities and calls of securities held to maturity	154	—
Purchase of securities available for sale	(24,910)	(23,711)
Purchase of securities held to maturity	(6,034)	—
Net (increase) in loans	(13,923)	(3,957)
Proceeds from sales of premises, equipment and other assets	—	273
Purchase of premises and equipment	(584)	(2,041)
Proceeds from sales of foreclosed real estate	1,623	1,517
Investment in other assets	(409)	(250)
Net decrease in restricted stock	(2)	146

Net cash used in investing activities	(3,552)	(17,910)

Cash flows from financing activities
Net increase in deposit accounts	5,914	554
Net increase (decrease) in short-term borrowed funds	547	(1,735)
Net decrease in long-term debt	(8)	(1,602)
Repurchase of common stock	(324)	(113)
Dividend and cost accretion on noncontrolling interest	(422)	(422)
Cash paid for fractional shares	—	(4)

Net cash provided (used in) in financing activities	5,707	(3,322)

Increase (decrease) in cash and cash equivalents	7,479	(17,592)
Cash and cash equivalents, beginning of period	50,791	72,394

Cash and cash equivalents, end of period	$58,270	$54,802

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,334	$1,547
Income taxes paid	451	21
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(6)	$506
Loans transferred to foreclosed real estate	1,803	454
Mortgage servicing rights capitalized	488	274
Net change in ESOP liability	(561)	104
Exchange of unearned ESOP shares for ESOP debt	—	973

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Uwharrie Bank (the “Bank”), Uwharrie Investment Advisors, Inc. (“UIA”), and Uwharrie Mortgage Inc. The Bank consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by the Bank.

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

Use of Estimates

The preparation of financial statements, in conformity GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

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

The following table presents the changes in accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	Unrealized holding gains on available-for-sale securities (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)

Beginning Balance	$(68)	$252	$305	$(562)

Other Comprehensive income (loss) before reclassifications, net of $188,000 $28,000, ($191,000) and ($197,000) tax effect, respectively	367	(305)	302	522

Amounts reclassified from accumulated Other comprehensive income, net of $2,000, $194,000 and $10,000 tax effect	—	(3)	(308)	(16)

Net current-period other comprehensive Income (loss)	367	(308)	(6)	506

Ending Balance	$299	$(56)	$299	$(56)

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

During 2013, the Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 4 – Per Share Data

On October 20, 2015, the Company’s Board of Directors declared a 2% stock dividend payable on November 19, 2015 to shareholders of record on November 3, 2015. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 12,859 shares of common stock at both September 30, 2015 and December 31, 2014. All of these options were anti-dilutive.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of shares outstanding used in the calculation of basic and dilutive earnings per share are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted average number of common shares outstanding	7,034,958	7,456,372	7,073,046	7,473,496

Effect of ESOP shares	—	—	—	—

Adjusted weighted average number of common shares used in computing basic net income per common share	7,034,958	7,456,372	7,073,046	7,473,496

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,034,958	7,456,372	7,073,046	7,473,496

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

The Company received the favorable determination letter dated September 5, 2014 from the Internal Revenue Service.

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$7,038	$79	$—	$7,117
U.S. Government agencies	36,536	266	54	36,748
GSE - Mortgage-backed securities and CMO’s	31,715	141	213	31,643
State and political subdivisions	13,748	277	6	14,019
Corporate bonds	7,437	—	37	7,400

Total securities available for sale	$96,474	$763	$310	$96,927

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,915	$—	$1	$1,914
State and political subdivisions	6,003	14	22	5,995
Corporate bonds	3,356	11	—	3,367

Total securities held to maturity	$11,274	$25	$23	$11,276

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$19,030	$362	$6	$19,386
U.S. Government agencies	50,969	96	290	50,775
GSE - Mortgage-backed securities and CMO’s	27,748	133	309	27,572
State and political subdivisions	11,575	505	—	12,080
Corporate bonds	3,040	—	29	3,011

Total securities available for sale	$112,362	$1,096	$634	$112,824

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$2,085	$—	$32	$2,053
Corporate bonds	3,411	—	14	3,397

Total securities held to maturity	$5,496	$—	$46	$5,450

At September 30, 2015 and December 31, 2014, the Company owned Federal Reserve Bank stock reported at cost of $507,000 and $506,000, respectively. Also at September 30, 2015 and December 31, 2014, the Company owned Federal Home Loan Bank Stock (FHLB) of $533,000 and $532,000, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2015.

Results from sales and calls of securities available for sale for the three and nine month periods ended September 30, 2015 and September 30, 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)

Gross proceeds from sales and calls	$—	$4,405	$29,739	$4,733

Realized gains from sales and calls	$—	$5	$502	$26
Realized losses from sales and calls	—	—	—	—

Net Realized gains	$—	$5	$502	$26

At September 30, 2015 and December 31, 2014, securities available for sale with a carrying amount of $71.6 million and $84.7 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the quality of the investments. At September 30, 2015, the unrealized losses on available for sale securities less than twelve months related to two government agency bonds, six government sponsored enterprise (GSE) mortgage backed securities and three corporate bonds. The Company had five government agency bonds, four GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months. At September 30, 2015, the unrealized losses on held to maturity securities related to one government agency security and five state and political subdivision bonds. At December 31, 2014, the unrealized losses on available for sale securities related to one United States Treasury note, thirteen government agency bonds, eight GSE mortgage backed securities and two corporate bonds. At December 31, 2014, the unrealized losses on held to maturity securities related to one government agency security and two corporate bonds.

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Gov’t agencies	$1,513	$4	$4,648	$50	$6,161	$54
GSE-Mortgage-backed securities and CMO’s	13,532	65	7,686	148	21,218	213
State & political subdivisions	466	6	—	—	466	6
Corporate bonds	6,601	21	799	16	7,400	37

Total securities available for sale	$22,112	$96	$13,133	$214	$35,245	$310

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$1,914	$1	$—	$—	$1,914	$1
State & political subdivisions	3,209	22	—	—	3,209	22

Total securities held to maturity	$5,123	$23	$—	$—	$5,123	$23

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$3,143	$6	$—	$—	$3,143	$6
U.S. Gov’t agencies	9,690	23	17,776	267	27,466	290
GSE-Mortgage-backed securities and CMO’s	1,990	4	14,168	305	16,158	309
Corporate bonds	3,011	29	—	—	3,011	29

Total securities available for sale	$17,834	$62	$31,944	$572	$49,778	$634

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$2,053	$32	$—	$—	$2,053	$32
Corporate bonds	3,397	14	—	—	3,397	14

Total securities held to maturity	$5,450	$46	$—	$—	$5,450	$46

The Company had five government agency securities, four GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months as of September 30, 2015. Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment management considers among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered.

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At September 30, 2015, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2015 by remaining contractual maturity are as follows:

	September 30, 2015
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U. S. Treasury
Due within twelve months	3,010	3,066	2.80%
Due after one but within five years	4,028	4,051	1.13%

	7,038	7,117	1.84%

U.S. Government agencies
Due after one but within five years	27,704	27,963	1.43%
Due after five but within ten years	1,376	1,381	0.76%
Due after ten years	7,456	7,404	1.68%

	36,536	36,748	1.45%

Mortgage-backed securities
Due after one but within five years	3,467	3,445	1.69%
Due after five but within ten years	4,260	4,313	2.23%
Due after ten years	23,988	23,885	1.92%

	31,715	31,643	1.94%

State and political subdivisions
Due within twelve months	472	479	5.77%
Due after one but within five years	1,896	2,022	4.77%
Due after five but within ten years	2,823	2,852	4.43%
Due after ten years	8,557	8,666	3.79%

	13,748	14,019	4.12%

Corporate Bonds
Due within twelve months	2,401	2,400	1.16%
Due after one but within five years	2,815	2,798	1.79%
Due after five but within ten years	2,221	2,202	1.21%

	7,437	7,400	1.41%

Total Securities available for sale
Due within twelve months	5,883	5,945	2.37%
Due after one but within five years	39,910	40,279	1.60%
Due after five but within ten years	10,680	10,748	2.41%
Due after ten years	40,001	39,955	2.28%

	$96,474	$96,927	2.02%

	September 30, 2015
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	1,915	1,914	2.39%

	1,915	1,914	2.39%

State and political subdivisions
Due after one but within five years	1,533	1,536	2.24%
Due after five but within ten years	4,470	4,459	2.89%

	6,003	5,995	2.68%

Corporate Bonds
Due after one but within five years	3,356	3,367	2.76%

	3,356	3,367	2.76%

Total Securities held for maturity
Due after one but within five years	1,533	1,536	2.60%
Due after five but within ten years	9,741	9,740	2.74%

	$11,274	$11,276	2.68%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Commercial
Commercial	$51,417	$47,418
Real estate - commercial	101,839	92,517
Other real estate construction loans	16,541	22,362
Noncommercial
Real estate 1 - 4 family construction	4,635	3,888
Real estate - residential	88,202	89,374
Home equity	49,553	46,360
Consumer loans	9,031	8,460
Other loans	1,557	481

	322,775	310,860
Less:
Allowance for loan losses	(2,961)	(3,738)
Deferred loan (fees) costs, net	41	(7)

Loans held for investment, net	$319,855	$307,115

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and nine month period ended September 30, 2015 and 2014, respectively:

Commercial

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)

Balance, beginning of period	$1,553	$1,570	$1,716	$2,665
Provision (recovery) charged to operations	(212)	33	(501)	(378)
Charge-offs	(18)	—	(79)	(744)
Recoveries	10	35	197	95

Net (charge-offs)	(8)	35	118	(649)

Other	—	—	—	—

Balance at end of period	$1,333	$1,638	$1,333	$1,638

Non-Commercial

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)

Balance, beginning of period	$1,774	$2,130	$2,022	$2,430
Provision (recovery) charged to operations	(111)	(304)	(119)	(378)
Charge-offs	(84)	(60)	(385)	(357)
Recoveries	49	62	110	133

Net (charge-offs)	(35)	2	(275)	(224)

Other	—	—	—	—

Balance at end of period	$1,628	$1,828	$1,628	$1,828

Total

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)

Balance, beginning of period	$3,327	$3,700	$3,738	$5,095
Provision (recovery) charged to operations	(323)	(271)	(620)	(756)
Charge-offs	(102)	(60)	(464)	(1,101)
Recoveries	59	97	307	228

Net (charge-offs)	(43)	37	(157)	(873)

Other	—	—	—	—

Balance at end of period	$2,961	$3,466	$2,961	$3.466

During the third quarter of 2015, the Company made a change to their Allowance for Loan Loss methodology model. One of the components utilized in the model is Beacon 5 scores. During the third quarter, this was changed to FICO 9 scores. Refer to the Asset Quality discussion on page 38 for further information.

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2015 and December 31, 2014:

September 30, 2015

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$12	$1,195	$1,321	$168,602	$1,333	$169,797
Non-Commercial	179	4,519	1,449	148,500	1,628	153,019

Total	$191	$5,714	$2,770	$317,102	$2,961	$322,816

December 31, 2014

	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$179	$2,125	$1,537	$160,172	$1,716	$162,297
Non-Commercial	277	5,436	1,745	143,120	2,022	148,556

Total	$456	$7,561	$3,282	$303,292	$3,738	$310,853

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

September 30, 2015

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$41	$34	$75	$51,342	$51,417	$—
Real estate - commercial	536	—	536	101,303	101,839	—
Other real estate construction	—	216	216	16,325	16,541	—
Real estate 1 - 4 family construction	—	—	—	4,635	4,635	—
Real estate - residential	1,733	846	2,579	85,664	88,243	—
Home equity	85	34	119	49,434	49,553	—
Consumer loans	112	—	112	8,919	9,031	—
Other loans	—	—	—	1,557	1,557	—

Total	$2,507	$1,130	$3,637	$319,179	$322,816	$—

December 31, 2014

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$42	$—	$42	$47,376	$47,418	$—
Real estate - commercial	77	794	871	91,646	92,517	—
Other real estate construction	—	342	342	22,020	22,362	—
Real estate construction	—	—	—	3,888	3,888	—
Real estate - residential	1,673	1,097	2,770	86,597	89,367	—
Home equity	89	13	102	46,258	46,360	—
Consumer loan	123	—	123	8,337	8,460	—
Other loans	—	—	—	481	481	—

Total	$2,004	$2,246	$4,250	$306,603	$310,853	$—

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

The composition of nonaccrual loans by class as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
	(dollars in thousands)

Commercial	$34	$—
Real estate - commercial	—	794
Other real estate construction	216	342
Real estate 1 - 4 family construction	—	—
Real estate - residential	846	1,097
Home equity	34	13
Consumer loans	—	—
Other loans	—	—

	$1,130	$2,246

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2015 and December 31, 2014:

September 30, 2015

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$51,239	$91	$87	$—	$51,417
Real estate - commercial	95,240	3,555	3,044	—	101,839
Other real estate construction	14,014	1,971	556	—	16,541
Real estate 1 - 4 family construction	4,532	103	—	—	4,635
Real estate - residential	76,277	9,652	2,314	—	88,243
Home equity	48,294	1,135	124	—	49,553
Consumer loans	8,626	400	5	—	9,031
Other loans	1,557	—	—	—	1,557

Total	$299,779	$16,907	$6,130	$—	$322,816

December 31, 2014

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$46,734	$614	$70	$—	$47,418
Real estate - commercial	82,846	5,513	4,158	—	92,517
Other real estate construction	19,724	1,925	713	—	22,362
Real estate 1 - 4 family construction	3,888	—	—	—	3,888
Real estate - residential	75,859	10,090	3,418	—	89,367
Home equity	44,799	1,458	103	—	46,360
Consumer loans	8,175	277	8	—	8,460
Other loans	481	—	—	—	481

Total	$282,506	$19,877	$8,470	$—	$310,853

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2015 and December 31, 2014 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2015 and December 31, 2014:

September 30, 2015

	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$51,383	$34	$51,417
Real estate - commercial	101,839	—	101,839
Other real estate construction	16,325	216	16,541
Real estate 1 - 4 family construction	4,635	—	4,635
Real estate - residential	87,397	846	88,243
Home equity	49,519	34	49,553
Consumer loans	9,031	—	9,031
Other loans	1,557	—	1,557

Total	$321,686	$1,130	$322,816

December 31, 2014

	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$47,418	$—	$47,418
Real estate - commercial	91,723	794	92,517
Other real estate construction	22,020	342	22,362
Real estate 1 - 4 family construction	3,888	—	3,888
Real estate - residential	88,270	1,097	89,367
Home equity	46,347	13	46,360
Consumer loans	8,460	—	8,460
Other loans	481	—	481

Total	$308,607	$2,246	$310,853

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2015 and December 31, 2014.

September 30, 2015

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$82	$82	$—	$—
Real estate - commercial	845	545	300	9
Other real estate construction	806	216	52	3
Real estate 1 - 4 family construction	15	—	15	1
Real estate - residential	4,431	1,651	2,780	171
Home equity	50	29	21	7
Consumer loans	23	23	—	—
Other loans	—	—	—	—

Total	$6,252	$2,546	$3,168	$191

December 31, 2014

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$98	$68	$30	$30
Real estate - commercial	1,820	1,242	389	145
Other real estate construction	934	342	54	4
Real estate 1 - 4 family construction	20	—	20	1
Real estate - residential	5,298	1,865	3,433	257
Home equity	49	30	19	19
Consumer loans	69	29	40	—
Other loans	—	—	—	—

Total	$8,288	$3,576	$3,985	$456

	Three Months ended September 30, 2015		Three Months ended September 30, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$83	$—	$102	$1
Real estate - commercial	968	14	1,754	19
Other real estate construction	270	1	1,058	2
Real estate 1 - 4 family construction	16	1	21	—
Real estate - residential	4,639	53	5,379	43
Home equity	51	—	32	1
Consumer loans	24	—	77	3
Other loans	—	—	—	—

Total	$6,051	$69	$8,423	$69

	Nine Months ended September 30, 2015		Nine Months ended September 30, 2014
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$81	$3	$123	$4
Real estate - commercial	1,374	42	2,978	54
Other real estate construction	304	2	1,346	2
Real estate 1 - 4 family construction	18	1	138	1
Real estate - residential	5,037	154	6,054	156
Home equity	55	1	81	1
Consumer loans	36	1	87	5
Other loans	—	—	—	—

Total	$6,905	$204	$10,807	$223

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

At September 30, 2015, the Company had $4.8 million in TDR’s outstanding, of which all were on an accruing basis.

For the three and nine months ended September 30, 2015 and 2014, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	1	76	76
Consumer loans	—	—	—
Other loans	—	—	—

	1	$76	$76

Total	1	$76	$76

For the three months ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	187	187
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	1	18	18
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$205	$205

For the nine months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	—	$—	$—

Other:
Commercial	1	$48	$29
Real estate - commercial	1	265	123
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	5	482	471
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	7	$795	$623

Total	7	$795	$623

For the nine months ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	1	32	30
Other loans	—	—	—

Total	1	$32	$30

Other:
Commercial	—	$—	$—
Real estate - commercial	2	299	298
Other real estate construction	—	—	—
Real estate 1 - 4 family construction	—	—	—
Real estate - residential	5	636	632
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	7	935	930

Total	8	$967	$960

During the twelve months ended September 30, 2015 and September 30, 2014, there were no TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned the Company considers TDRs to be impaired loans and has $188,000 in the allowance for loan loss as of September 30, 2015, as a direct result of these TDRs. At September 30, 2014, there was $59,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of September 30, 2015 and 2014:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2015
Below market Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal
Other	—	—	7	795	—	—	—	—

Total	—	$—	7	$795	—	$—	—	$—

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2014

Below market Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	1	30	—	—	—	—
Forgiveness of Principal
Other	—	—	9	1,084	—	—	—	—

Total	—	$—	10	$1,114	—	$—	—	$—

The Company has not committed to fund any additional disbursements for TDRs.

Note 9 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

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

At September 30, 2015, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$74,972
Credit card commitments	8,951
Standby letters of credit	2,376

Total commitments	$86,299

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$7,117	$7,117	$—	$—
US Government Agencies	36,748	—	36,748	—
GSE - Mortgage-backed securities and CMO’s	31,643	—	31,643	—
State and political subdivisions	14,019	—	14,019	—
Corporate bonds	7,400	—	7,400	—

Total assets at fair value	$96,927	$7,117	$89,810	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$19,386	$19,386	$—	$—
US Gov’t	50,775	—	50,775	—
Mortgage-backed securities and CMO’s	27,572	—	27,572	—
State and political subdivisions	12,080	—	12,080	—
Corporate bonds	3,011	—	3,011

Total assets at fair value	$112,824	$19,386	$93,438	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,371	$—	$—	$3,371
Other real estate owned	2,856	—	—	2,856

Total assets at fair value	$6,227	$—	$—	$6,227

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$1,854	$—	$—	$1,854
Other real estate owned	3,290	—	—	3,290

Total assets at fair value	$5,144	$—	$—	$5,144

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2015

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Expected loss rates	0 – 25%
	Discounted cash flows	Discount rates	4% – 8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2014

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Expected loss rates	0 – 25%
	Discounted cash flows	Discount rates	4% – 8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At September 30, 2015, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 - Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2015 and December 31, 2014, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2015 and December 31, 2014:

September 30, 2015

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$58,270	$58,341	$54,535	$3,806	$—
Securities available for sale	96,927	96,927	7,117	89,810	—
Securities held to maturity	11,274	11,276	—	11,276	—
Loans held for investment, net	319,855	317,590	—	—	317,590
Loans held for sale	418	418	—	418	—
Restricted stock	1,040	1,040	1,040	—	—
Accrued interest receivable	1,466	1,466	—	—	1,466

FINANCIAL LIABILITIES
Deposits	$462,349	$435,613	$—	$435,613	$—
Short-term borrowings	5,232	5,232	—	5,232	—
Long-term borrowings	16	16	—	16	—
Junior subordinated debt	9,534	9,695	—	—	9,691
Accrued interest payable	176	176	—	—	176

December 31, 2014

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$50,791	$50,826	$47,605	$3,221	$—
Securities available for sale	112,824	112,824	19,386	93,438	—
Securities held to maturity	5,496	5,450	2,053	3,397	—
Loans held for investment, net	307,115	321,295	—	—	321,295
Loans held for sale	2,147	2,147	—	2,147	—
Restricted stock	1,038	1,038	1,038	—	—
Accrued interest receivable	1,747	1,747	—	—	1,747

FINANCIAL LIABILITIES
Deposits	$456,435	$442,655	$—	$442,655	$—
Short-term borrowings	4,685	4,685	—	4,685	—
Long-term borrowings	24	24	—	24	—
Junior subordinated debt	9,534	9,703	—	—	9,703
Accrued interest payable	180	180	—	—	180

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1. Time deposits are recorded in Level 2.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 5.

•	Securities held to maturity – Securities held to maturity are carried at amortized cost and are recorded in Level 2. Also see Note 5.

•	Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in Level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•	Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 2. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior Subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At September 30, 2015, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

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

In January 2015, the FASB issued ASU 2015-01, an update to subtopic 225-20 “Income Statement – Extraordinary and Unusual Items”. This update was issued as part of the FASB’s simplification initiative, which aims to reduce unnecessary cost and complexity within GAAP by issuing ASUs to simplify the guidance while retaining or improving the usefulness of information included in the financial statements. Subtopic 225-20 requires an entity to separately classify, present, and disclose extraordinary events and transactions. In response to feedback received from users and preparers the FASB issued this ASU to eliminate the concept of extraordinary items. The amendments in this ASU are effective for fiscal years (and interim periods within those fiscal years), beginning after December 15, 2015 and may be adopted early. Entities may apply this ASU either prospectively or retrospectively. As recognition and disclosure of extraordinary items have become rare, we do not anticipate a significant impact to financial reporting from implementation of ASU 2015-01. The adoption of this update will not have a significant impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310 “Receivables – Troubled Debt Restructurings by Creditors”. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The update is effective for reporting periods beginning after December 15, 2014. The Company evaluated this update and it does not have a material impact on the Company’s consolidated financial statements. The Company had $2.2 million in foreclosed residential real estate and $295,000 of residential real estate in process of foreclosure at September 30, 2015.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014.

During the nine months ended September 30, 2015, the Company’s total assets increased $8.6 million, from $518.5 million to $527.1 million.

Cash and cash equivalents increased $7.5 million during the nine months ended September 30, 2015. Cash and due from banks decreased $122,000, while interest-earning deposits with banks increased $7.6 million.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $10.1 million to $108.2 million for the period ended September 30, 2015. During the first nine months of 2015, the Company, in a continued effort to reduce our extension risk in a rising interest rate environment, made the decision to sell $29.7 million of investment securities. The Company realized a gain of $502,000 on these transactions. The Company also had maturities of $5.1 million and normal reductions stemming from principal payments on mortgage backed securities. Also during the first nine months of 2015, the Company purchased securities of $30.9 million. The Company is investing in lower duration securities as well as variable rate securities. These securities should provide better protection in a rising rate environment, and mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At September 30, 2015, the Company had net unrealized gains on securities available for sale of $453,000.

Loans held for investment increased from $310.9 million to $322.8 million, an increase of $11.9 million. The real estate one-to-four family and other real estate construction loan segments of the loan portfolio decreased during the first nine months of 2015 with the other real estate construction experiencing the largest decline of 26.0%, or $5.8 million. The Company experienced growth in the remaining segments of its loan portfolio during the first nine months of 2015 with the commercial segment having the largest increase of 19.2%, primarily consisting of owner occupied properties. Loans held for sale decreased 80.5%, or $1.7 million. The Company did sell $1.9 million of USDA government loans that were in the loan portfolio in the secondary market during the first nine months of 2015. The allowance for loan losses was $3.0 million at September 30, 2015, which represented 0.92% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned and other assets. Bank owned life insurance increased $88,000, while premises and equipment decreased $106,000. Accrued interest receivable declined $281,000. Restricted stock, which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock, increased $2,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings changes. The Company’s required ownership in FHLB stock increased $1,000 to $533,000, while the Company’s required ownership in Federal Reserve Bank stock increased $1,000 to $507,000 during the first nine months of 2015. Other real estate owned increased $77,000. During the nine months ended September 30, 2015, the Company sold fourteen pieces of property totaling $1.5 million. The Company recorded net valuation write-down adjustments of $217,000. These declines were offset by the addition of thirty pieces of real estate foreclosed on totaling $1.8 million. The Company foreclosed on one loan relationship resulting in the addition of twenty-four of the aforementioned thirty pieces of property. Other assets increased $777,000 during the first nine months ended September 30, 2015.

Customer deposits, our primary funding source, experienced a $5.9 million increase during the nine month period ended September 30, 2015, increasing from $456.4 million to $462.3 million. Demand noninterest bearing checking accounts increased $12.7 million, interest checking and money market accounts increased $910,000 and savings deposits increased $522,000. This increase was offset by declines in time deposits of $250,000 and over of $1.7 million and other time deposits of $6.5 million. Total borrowings increased $540,000 for the period consisting of both short-term and long-term borrowed funds.

Other liabilities increased from $4.8 million at December 31, 2014 to $5.9 million at September 30, 2015, an increase of $1.1 million. The increase in income taxes payable along with increases in several reserve accruals were the primary factors related to this increase.

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

As disclosed in Note 4 to the unaudited financial statements within this report, the Company voted to terminate its ESOP effective March 1, 2014. In connection with this termination, the ESOP trustees transferred the 252,446 remaining unallocated shares to the Company to partially satisfy the term loan and lines of credit the ESOP had outstanding at the time. The effect this had on equity was minimal with total outstanding shares being reduced. The remaining balance of $8,600 on the loans was expensed by the Company to completely satisfy the loans.

During the fourth quarter of 2014, all allocated shares were distributed to the ESOP participants and at December 31, 2014, there was $561,000 set aside to cover the liability for shares that could be put back to the Company during the first six months of 2015. During the first six months of 2015, the participants put 29,735 shares back to the Company. The time for this option has now expired and the liability was reclassed back into additional paid-in capital at September 30, 2015.

At September 30, 2015, total shareholders’ equity was $43.9 million, an increase of $1.7 from December 31, 2014. Net income for the nine month period was $1.9 million. Unrealized gains and losses on investment securities, net of tax, decreased $6,000. The Company transferred $561,000 from mezzanine capital to additional paid in capital coming from the expiration of the aforementioned ESOP put liability. The Company also repurchased 85,898 shares of common stock totaling $324,000. Of the shares repurchased, 29,735 shares were related to the ESOP put option. The Company paid $442,000 in preferred stock dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014.

Net Income and Net Income Available to Common Shareholders

The Company reported net income of $561,000 for the three months ended September 30, 2015, as compared to $399,000 for the three months ended September 30, 2014, an increase of $162,000. Net income available to common shareholders was $412,000 or $0.06 per common share for the three months ended September 30, 2015, compared to $250,000 or $0.03 per common share for the three months ended September 30, 2014. Net income available to common shareholders is net income less any dividends on the aforementioned noncontrolling interest.

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

Net interest income for of the three months ended September 30, 2015 was $4.0 million compared to $4.2 million for the three months ended September 30, 2014, a decrease of $154,000. During the current quarter, our decline in the volume of interest-earning assets outpaced the volume of interest-bearing liabilities by $78,000. The average yield on our interest-earning assets decreased twenty-one basis points to 3.81%, while the average rate we paid for our interest-bearing liabilities decreased three basis points. The aforementioned changes resulted in a decrease of eighteen basis points in our interest rate spread, from 3.53% in 2014 to 3.35% in 2015. Our net interest margin was 3.44% and 3.62% for the comparable periods in 2015 and 2014, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2015 and 2014:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)	Average Balance		Income/Expense		Rate/Yield
	2015	2014	2015	2014	2015	2014
Interest-earning assets:
Taxable securities	$94,959	$101,692	$398	$412	1.66%	1.61%
Nontaxable securities (1)	14,072	11,541	87	86	3.95%	4.77%
Short-term investments	50,003	46,862	47	36	0.37%	0.30%
Taxable loans	302,786	294,976	3,834	4,017	5.02%	5.40%
Non-taxable loans (1)	15,989	15,928	102	103	4.08%	4.14%

Total interest-earning assets	477,809	470,999	4,468	4,654	3.81%	4.02%

Interest-bearing liabilities:
Interest-bearing deposits	365,743	370,770	282	329	0.31%	0.35%
Short-term borrowed funds	2,968	3,953	17	2	2.27%	0.20%
Long-term debt	11,382	9,562	139	139	4.85%	5.77%

Total interest bearing liabilities	380,093	384,285	438	470	0.46%	0.49%

Net interest spread	$97,716	$86,714	$4,030	$4,184	3.35%	3.53%

Net interest margin (1)
(% of earning assets)					3.44%	3.62%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34% tax rate.

Provision and Allowance for Loan Losses

The Company recovered $(323,000) for the three months ending September 30, 2015 compared to a recovery of $(271,000) for the same period in 2014. There were net loan charge-offs of $43,000 for the three months ended September 30, 2015, as compared with net loan recoveries of $(37,000) during the same period of 2014. Refer to the Asset Quality discussion on page 38 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance to our long term success. Total noninterest income increased $401,000 for the three month period ending September 30, 2015 as compared to the same period in 2014. Income from mortgage loan sales increased $424,000 from $282,000 for the quarter ended September 30, 2014 to $706,000 for the same period in 2015. Service charges on deposit accounts produced revenue of $338,000, a decrease of $29,000 for the three months ended September 30, 2015. The primary factor leading to this decrease was a decrease in NSF fees for the comparable periods. Other service fees and commissions experienced a $54,000 or 5.5% increase for the comparable three month period, primarily due to an increase in brokerage commissions and asset management fees.

The Company realized gains on the sale of other real estate owned of $121,000 for the three months ended September 30, 2015 compared to realized gains of $231,000 for the same period in 2014.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2015 was $5.9 million compared to $5.8 million for the same period of 2014, an increase of $107,000. Salaries and employee benefits, the largest component of noninterest expense, increased $367,000 for the quarter ending September 30, 2015. The majority of this increase is attributable to the increase in staffing related to the expansion of the mortgage department. Foreclosed real estate expense decreased $351,000 for the three months ending September 30, 2015. The major factor related to the decrease in foreclosed real estate expense was a decrease in write-downs and reserves on properties held in other real estate owned. These write-downs and reserves are attributed to updated appraisals and the lowering of list prices. There were $125,000 in write-downs and reserves for the three month period in 2015 compared to $572,000 for the same period in 2014. Professional fees and services were $173,000 during the three months ending September 30, 2015 as compared to $210,000 for the same period in 2014. The improvement the Company is experiencing in asset quality resulted in this decrease with lower legal fees associated with loan collection costs. Other noninterest expense increased $72,000 for the comparable three month period. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended September 30,
	2015	2014
	(dollars in thousands)

Postage	$59	$51
Telephone and data lines	40	39
Loan collection expense	23	21
Shareholder relations expense	18	62
Dues and subscriptions	42	32
Other	439	367

Total	$621	$572

Income Tax Expense

The Company had income tax expense of $223,000 for the three months ended September 30, 2015 resulting in an effective rate of 28.52% compared to income tax expense of $191,000 and an effective rate of 32.37% in the 2014 period. Income taxes computed at statutory rate are reduced primarily by eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The corporate rate for the State of North Carolina was reduced from 6% in 2014 to 5% in 2015. This change coupled with an increase in the level of nontaxable income for the comparable three month periods resulted in the lower effective rate.

The State further lowered the corporate income tax rate from 5% to 4% effective for tax years beginning on or after January 1, 2016. As of September 30, the Company estimates the rate reduction trigger will result in a $41,000 reduction in deferred income taxes.

Comparison of Results of Operations For the Nine Months Ended September 30, 2015 and 2014.

Net Income and Net Income Available to Common Shareholders

The Company reported net income of $1.9 million for the nine months ended September 30, 2015, as compared to $1.5 million for the nine months ended September 30, 2014, an increase of $326,000. Net income available to common shareholders was $1.4 million or $0.20 per common share for the nine months ended September 30, 2015, compared to $1.1 million or $0.15 per common share for the nine months ended September 30, 2014. Net income available to common shareholders is net income less any dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for both of the nine months ended September 30, 2015 and 2014 was $12.0 million. During the nine months ending September 30, 2015, the decline in the volume of interest-earning assets outpaced the decline in growth of our interest-bearing liabilities by $310,000. The average yield on our interest-earning assets decreased nineteen basis points to 3.86%, while the average rate we paid for our interest-bearing liabilities decreased five basis points to 0.47%. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of fourteen basis points in our interest rate spread of 3.39% for the first nine months of 2015, compared to 3.53% for the first nine months of 2014. Our net interest margin was 3.48% and 3.63% for the comparable nine month periods in 2015 and 2014, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a stronger interest margin, while there has been a decline in rates, however this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2015 and 2014:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)	Average Balance		Income/Expense		Rate/Yield
	2015	2014	2015	2014	2015	2014
Interest-earning assets:
Taxable securities	$99,979	$99,011	$1,175	$1,256	1.57%	1.70%
Nontaxable securities (1)	14,569	9,957	290	232	4.98%	5.01%
Short-term investments	48,109	51,228	126	120	0.35%	0.31%
Taxable loans	300,062	293,900	11,453	11,955	5.10%	5.44%
Non-taxable loans (1)	14,330	15,611	331	330	4.28%	4.56%

Total interest-earning assets	477,049	469,707	13,375	13,893	3.86%	4.05%

Interest-bearing liabilities:
Interest-bearing deposits	367,527	370,332	875	1,042	0.32%	0.38%
Short-term borrowed funds	3,326	4,923	44	29	1.77%	0.79%
Long-term debt	10,932	10,085	411	434	5.03%	5.75%

Total interest bearing liabilities	381,785	385,340	1,330	1,505	0.47%	0.52%

Net interest spread	$95,264	$84,367	$12,045	$12,388	3.39%	3.53%

Net interest margin (1)
(% of earning assets)					3.48%	3.63%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34% tax rate in 2015.

Provision and Allowance for Loan Losses

The Company had a recovery of allowance for loan losses of $(620,000) for the nine months ending September 30, 2015 compared to a recovery of $(756,000) for the same period in 2014. There were net loan charge-offs of $157,000 for the nine months ended September 30, 2015 compared to net loan charge-offs of $873,000 for the same period in 2014. Refer to the Asset Quality discussion on page 38 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance to our long term success. Total noninterest income increased $1.2 million for the nine month period ending September 30, 2015 as compared to the same period in 2014. Income from mortgage loan sales was $1.7 million for the nine months ended September 30, 2015 as compared to $701,000 for the same period in 2014, an increase of $998,000. The Company has expanded its mortgage operations into a neighboring market. This expansion is the primary factor behind the growth in income from mortgage sales. Service charges on deposit accounts produced earnings of $979,000 million for the nine months ended September 30, 2015, a decrease of $125,000. The primary contributing factor was a decrease in NSF fees due in large part to changes in regulatory governance. Other service fees and commissions experienced a 5.6% increase for the comparable nine month period. This increase was directly related to brokerage commissions and asset management fees increasing. Gain on sale of other assets was $115,000 for the nine months ended September 30, 2015 compared to $471,000 for the same period in 2014. Gains realized on the sale of securities were $502,000 for the first nine months in 2015 compared to $26,000 for the same period in 2014.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2015 was $16.7 million compared to $16.4 million for the same period in 2014, an increase of $288,000. Salaries and employee benefits, the largest component of noninterest expense, increased $699,000 to $9.8 million for the nine month period ending September 30, 2015. The majority of this increase is attributable to the expansion in the mortgage operation department. Professional fees and services decreased $103,000. The improvement the Company is experiencing in asset quality resulted in this decrease with lower legal fees associated with loan collections fees. FDIC deposit insurance premiums also declined $46,000 for the comparable period. Foreclosed real estate expense decreased $504,000. The major factor related to the decrease in foreclosed real estate expense was write downs on properties held in other real estate owned. These net write downs were attributed to updated appraisals and the lowering of list prices during the first nine months of 2015 totaling $217,000 compared to $574,000 in net write downs for the same period in 2014. The Company also had expenses related to a prior year sale totaling $92,000 that occurred during the first quarter of 2014 that played a part in the decrease in foreclosed real estate expense. Other noninterest expense increased $35,000 for the comparable nine month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Postage	$161	$149
Telephone and data lines	124	115
Loan collection expense	71	108
Shareholder relations expense	106	174
Dues and subscriptions	127	108
Other	1,172	1,072

Total	$1,761	$1,726

Income Tax Expense

The Company had income tax expense of $799,000 for the nine months ended September 30, 2015 resulting in an effective tax rate of 30.07%, compared to income tax expense of $710,000 and an effective rate of 31.67% in the 2014 period. Income taxes computed at statutory rate are reduced primarily by eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. . The corporate rate for the State of North Carolina was reduced from 6% in 2014 to 5% in 2015.This change coupled with an increase in the level of nontaxable income for the comparable three month periods resulted in the lower effective rate.

The State further lowered the corporate income tax rate from 5% to 4% effective for tax years beginning on or after January 1, 2016. As of September 30, the Company estimates the rate reduction trigger will result in a $41,000 reduction in deferred income taxes.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations, decreased by recoveries of amounts previously charged off and is reduced by recovery of provisions and loans charged off. Management continuously evaluates the adequacy of the allowance for loan losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions and other relevant factors. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less the selling costs. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

The allowance for loan losses represents management’s best estimate of an appropriate amount to provide for probable credit risk inherent in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with GAAP, there can be no assurance that banking regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

At September 30, 2015 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $5.7 million compared to $7.6 million at December 31, 2014, a net decrease of $1.9 million. Total nonaccrual loans, which are a component of impaired loans, decreased from $2.2 million at December 31, 2014 to $1.1 million at September 30, 2015. During the first nine months of 2015, thirteen relationships totaling $1.2 million were added to impaired loans. These additions were offset by one relationship for $102,000 being deemed no longer impaired based on improved cash flow, five impaired relationships totaling $262,000 being charged off, six relationships in the amount of $1.7 million being foreclosed and transferred to other real estate owned, two impaired relationships in the amount of $297,000 being paid off completely and several relationships with pay downs totaling $624,000.

The allowance expressed as a percentage of gross loans held for investment decreased twenty-eight basis points from 1.20% at December 31, 2014 to 0.92% at September 30, 2015. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 1.08% at December 31, 2014 and 0.87% at September 30, 2015, while the individually evaluated allowance as a percentage of individually evaluated loans decreased from 6.04% to 3.34% for the same periods. The portion of the Company’s allowance for loan loss model related to general reserves is intended to capture the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third party vendor representing a one year loss horizon for each obligor. The Company updates the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the credit scores that are one of the components used within the allowance model semi-annually, during the first and third quarters. Beginning with the third quarter update, the Company transitioned from Beacon 5 scores to FICO 9 scores. This change accounted for approximately a $20,000 decrease in the allowance. The continued improvement in credit quality coupled with the continued trend of overall improvement in credit scores resulted in the average credit score increasing thirty-three points from 724 to 757 during the first nine months of the 2015. The improvement in credit scores has been the major driver in the overall decrease in the allowance for loan losses. This improvement lowered the allowance approximately $409,000.

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.72% at December 31, 2014, to 0.44% at September 30, 2015.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned increased $77,000 during the first nine months of 2015. The Company sold fourteen pieces of foreclosed property totaling $1.5 million realizing a gain of $115,000. The Company also had write downs and changes in reserves totaling $217,000 on the remaining existing property. The Company foreclosed on seven loan relationships totaling $1.8 million and added thirty pieces of property to other real estate owned. One of the relationships foreclosed on totaled $792,000 and added twenty-four pieces of property.

Restructured loans at September 30, 2015 totaled $4.8 million compared to $5.3 million at December 31, 2014 and are included in impaired loans. At September 30, 2015, all restructured loans were on an accruing basis.

The following table shows the comparison of nonperforming assets at September 30, 2015 to December 31, 2014:

Nonperforming Assets

(dollars in thousands)

	September 30,	December 31,
	2015	2014
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,130	2,246
Other real estate owned	5,942	5,865

Total nonperforming assets	$7,072	$8,111

Allowance for loans losses	$2,961	$3,738
Nonperforming loans to total loans	0.44%	0.72%
Allowance for loan losses to total loans	0.92%	1.20%
Nonperforming assets to total assets	1.39%	1.56%
Allowance for loan losses to nonperforming loans	210.41%	166.48%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its Bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the Bank’s established federal funds lines with correspondent banks aggregating $15.8 million at September 30, 2015, with available credit of $15.8 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $47.5 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $20.4 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $14.8 million at September 30, 2015, compared to $14.2 million at December 31, 2014.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its Bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

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

The Company and its Bank have each maintained capital levels exceeding minimum levels for “well capitalized” banks and bank holding companies. The Company expects to continue to exceed minimum capital requirements without altering current operations or strategy.

As previously discussed, the Bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At September 30, 2015, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2015. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time, the Bank is engaged in ordinary routine litigation incidental to its business.

Item 1A.	Risk Factors

Disclosure under this item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2015.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
July 1, 2015 Through July 31, 2015	1,900	$3.72	—	$—

August 1, 2015 Through August 30, 2015	2,801	$3.75	—	$—

September 1, 2015 Through September 30, 2015	22,167	$3.70	—	$—

Total	26,868	$3.71	—	$—

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

UWHARRIE CAPITAL CORP
(Registrant)

Date: November 3, 2015	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date: November 3, 2015	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and R. David Beaver, III (6)(9)

10.9	Change in Control Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.