Form 10-K
period 2015-12-31
UWHARRIE CAPITAL CORP
filed 2016-03-02
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $25,820,061.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 6,983,017 shares of common stock outstanding as of February 18, 2016.

Documents Incorporated by Reference.

Portions of the Registrant’s 2015 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2015 and (ii) the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

Key
AR	Annual Report to Shareholders for the fiscal year ended December 31, 2015

Proxy	Proxy Statement for the 2016 Annual Meeting of Shareholders

10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2015

PART I

Item 1.	Business

Uwharrie Capital Corp (the “Company”) is a North Carolina business corporation and registered bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for Uwharrie Bank (the “Bank”), a North Carolina commercial bank, originally chartered on September 28, 1983 as Bank of Stanly, and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc (“BOS Agency”) and Gateway Mortgage, Inc., a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Uwharrie Investment Advisors, Inc., formally known as Strategic Investment Advisors, Inc. formed in 1999 and Uwharrie Mortgage, Inc. formed in 2004.

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

The Company and its subsidiaries conduct their operations in Stanly County, Anson County, Cabarrus County and Mecklenburg County, North Carolina. The Company is community oriented, emphasizing the well-being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today’s quickly changing financial services industry. In 1993, the Company implemented its current strategy to remain a strong, independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company’s technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the cost of delivering competitive services.

At December 31, 2015, the Company and related subsidiaries had 156 full-time and 17 part-time employees.

Business of the Bank

The Bank is a North Carolina chartered commercial bank, which was incorporated in 1983 and which commenced banking operations as Bank of Stanly on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates eight other banking offices and one loan production office in Stanly County, Cabarrus County, Anson County and Mecklenburg County, North Carolina. The Bank is the only commercial bank headquartered in Stanly County.

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

The Company has two non-bank subsidiaries. Uwharrie Investment Advisors Inc., which is registered as an investment advisor with the SEC, began operations on April 1, 1999 and provides portfolio management services to customers in the Uwharrie Lakes Region. The Company established Uwharrie Mortgage, Inc., a subsidiary to serve in the capacity of trustee and substitute trustee under deeds of trust, in 2004.

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

Exposure to Local Economic Conditions

The Company’s success is dependent to a significant extent upon economic conditions in Stanly, Anson, Cabarrus and Mecklenburg Counties, and more generally, in the Uwharrie

Lakes Region. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control. Economic recession over a prolonged period or other economic dislocation in Stanly, Anson and Cabarrus Counties and the Uwharrie Lakes Region could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company’s market area would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

At December 31, 2015 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 15.75% and 14.95%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2015 was 8.20% compared to 8.08% at December 31, 2014. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2015, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. This rule began to apply to us and the Bank effective January 1, 2015.

The major provisions of the rule applicable to us are:

•	The rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•	The rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions. In addition, the rule requires that certain regulatory capital deductions be made from common equity Tier 1 capital.

•	Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•	The rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Bank was required to comply with the new rule beginning on January 1, 2015. Compliance by the Company and the Bank with these capital requirements affects their respective operations by increasing the amount of capital required to conduct operations.

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

FDIC Insurance Assessments

Assessments are paid by each DIF member institution based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2015 and 2014 were $375,000 and $425,000, respectively.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2015 was 15 basis points in per $100 of assessable deposits throughout the year. These assessments will continue until the debt matures in 2017 through 2019.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $533,000 at December 31, 2015. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2015, our C&D concentration as a percentage of risk-based capital totaled 41.5% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 96.4%.

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

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provided for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and those markets are fair, transparent and competitive.

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

In Mecklenburg County, the Bank leases its loan production office located at 141 Providence Road, Charlotte, North Carolina.

All of the Bank’s existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of Bank’s the loan production office, and the administrative offices and the Main Office in Albemarle, which does not have a drive-up facility.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2015 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject

Item 4.	Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

It is the philosophy of Uwharrie Capital Corp to promote a strong base of local shareholders. While bid and asked prices for the Company’s common stock are quoted on the OTCQB marketplace operated by OTC Market Groups, Inc. under the symbol UWHR, trading is, limited and sporadic with most trades taking place in privately negotiated transactions. Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company has an independent valuation of its common stock performed on a quarterly basis and makes this valuation available to interested shareholders in order to promote fairness and market efficiency in privately negotiated transactions.

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months ended December 31, 2015.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
October 1, 2015 Through October 31, 2015	15,088	$3.65	—	$—

November 1, 2015 Through November 30, 2015	10,607	$3.73	—	$—

December 1, 2015 Through December 31, 2015	2,784	$3.70	—	$—

Total	28,479	$3.70	—	$—

(1)	Trades of the Company’s stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organization’s (“COSO”) 2013 Internal Control Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO 2013 Internal Control Integrated Framework, the Company believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

Date: March 2, 2016	/s/ Roger L. Dick
Roger L. Dick
Chief Executive Officer

Date: March 2, 2016	/s/ R. David Beaver, III
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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2015. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

The following table sets forth certain equity compensation plan information at December 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,859	$5.14	268,637

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	12,859	$5.14	263,370

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2015, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation (1)

3(b)	Registrant’s By-laws (1)

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock (5)

4(a)	Form of stock certificate (1)

4(b)	Form of certificate for the Series A Preferred stock (5)

4(c)	Form of certificate for the Series B Preferred stock (5)

4(d)	Form of Security Holders Agreement (8)

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan (1)

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan (2)

10(c)	2006 Incentive Stock Option Plan, a compensatory plan (3)

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan (3)

10(e)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey (6)

10(f)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey , Christy D. Stoner and R. David Beaver, III (6)(9)

10(g)	Change of Control Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III (9)

10(h)	2015 Stock Grant Plan (10)

13	2015 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders (4)

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Filed with the Commission pursuant to Rule 14a-6 (b).

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.

(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.

(10)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.

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

/s/ Roger L. Dick	March 2, 2016
Roger L. Dick, Chief Executive Officer

/s/ R. David Beaver, III	March 2, 2016
R. David Beaver, III, Principal Financial Officer

/s/ W. Stephen Aldridge, III	March 2, 2016
W. Stephen Aldridge, III, Director

/s/ Nadine B. Bowers	March 2, 2016
Nadine B. Bowers, Director

/s/ Joe S. Brooks	March 2, 2016
Joe S. Brooks, Director

/s/ Ronald T. Burleson	March 2, 2016
Ronald T. Burleson, Director

/s/ Bill C. Burnside, DDS	March 2, 2016
Bill C. Burnside, DDS, Director

/s/ James O. Campbell	March 2, 2016
James O. Campbell, Director

/s/ Raymond R. Cranford, Jr.	March 2, 2016
Raymond R. Cranford, Jr. Director

/s/ Tara G. Eudy.	March 2, 2016
Tara G. Eudy. Director

/s/ Charles F. Geschickter, III	March 2, 2016
Charles F. Geschickter, III, Director

/s/ Thomas M. Hearne, Jr.	March 2, 2016
Thomas M. Hearne, Jr., Director

/s/ Charles D. Horne	March 2, 2016
Charles D. Horne, Director

/s/ Harvey H. Leavitt, III	March 2, 2016
Harvey H. Leavitt, III, Director

/s/ Samuel M. Leder	March 2, 2016
Samuel M. Leder, Director

/s/ W. Chester Lowder	March 2, 2016
W. Chester Lowder, Director

/s/ Cynthia L. Mynatt	March 2, 2016
Cynthia L. Mynatt, Director

/s/ James E. Nance	March 2, 2016
James E. Nance, Director

/s/ Frank A. Rankin, III	March 2, 2016
Frank A. Rankin, III, Director

/s/ S. Todd Swaringen	March 2, 2016
S. Todd Swaringen, Director

/s/ Dusty W. West	March 2, 2016
Dusty W. West, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation (1)

3(b)	Registrant’s By-laws (1)

3(c)	Articles of Amendment dated December 19, 2008 regarding Series A and Series B Preferred Stock (5)

4(a)	Form of stock certificate (1)

4(b)	Form of certificate for the Series A Preferred stock (5)

4(c)	Form of certificate for the Series B Preferred stock (5)

4(d)	Form of Security Holders Agreement (8)

10(a)	Incentive Stock Option Plan, as amended, a compensatory plan (1)

10(b)	Employee Stock Ownership Plan and Trust, a compensatory plan (2)

10(c)	2006 Incentive Stock Option Plan, a compensatory plan (3)

10(d)	2006 Employee Stock Purchase Plan, a compensatory plan (3)

10(e)	Relocation Assistance Agreement dated February 9, 2009 between the Registrant and Brendan P. Duffey (6)

10(f)	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008 between the Registrant and Roger L. Dick, Brendan P. Duffey ,Christy D. Stoner and R. David Beaver, III (6)(9)

10(g)	Change in Control Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III (9)

10(h)	2015 Stock Grant Plan (10)

13	2015 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99(a)	Registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders (4)

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(4)	Filed with the Commission pursuant to Rule 14a-6 (b).

(5)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended 2009.

(7)	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of1933, as amended, or section 18 of the Securities Exchange Act of1934, as amended, and are otherwise not subject to liability.

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.
(10)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.