Form 10-Q
period 2016-03-31
UWHARRIE CAPITAL CORP
filed 2016-05-03
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,981,817 shares of common stock outstanding as of April 25, 2016.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	March 31, 2016 (Unaudited)	December 31, 2015*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,802	$7,038
Interest-earning deposits with banks	40,693	61,895
Securities available for sale, at fair value	94,829	89,258
Securities held to maturity, at amortized cost (fair value $12,371 and $11,242, respectively)	12,179	11,242
Loans held for sale	5,278	5,922
Loans:
Loans held for investment	322,428	320,132
Less allowance for loan losses	(2,810)	(2,884)

Net loans held for investment	319,618	317,248

Premises and equipment, net	14,584	14,666
Interest receivable	1,548	1,564
Restricted stock	1,052	1,040
Bank owned life insurance	6,792	6,762
Other real estate owned	4,944	4,994
Prepaid assets	980	764
Other assets	10,094	9,809

Total assets	$518,393	$532,202

LIABILITIES
Deposits:
Demand noninterest-bearing	$101,353	$92,524
Interest checking and money market accounts	236,305	252,345
Savings deposits	40,639	40,436
Time deposits, $250,000 and over	7,945	8,148
Other time deposits	68,227	74,280

Total deposits	454,469	467,733

Short-term borrowed funds	3,519	5,758
Long-term debt	9,543	9,547
Interest payable	164	168
Other liabilities	6,530	5,682

Total liabilities	474,225	488,888

Off balance sheet items, commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,981,817 and 6,983,017	8,727	8,729
Additional paid-in capital	12,304	12,308
Undivided profits	12,256	11,893
Accumulated other comprehensive income(loss)	278	(212)

Total Uwharrie Capital shareholders’ equity	33,565	32,718
Noncontrolling interest	10,603	10,596

Total shareholders’ equity	44,168	43,314

Total liabilities and shareholders’ equity	$518,393	$532,202

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$3,898	$3,910
Investment securities
US Treasury	11	84
US Government agencies and corporations	316	333
State and political subdivisions	123	82
Interest-earning deposits with banks and federal funds sold	88	37

Total Interest income	4,436	4,446

Interest Expense
Interest checking and money market accounts	72	70
Savings deposits	11	11
Time deposits, $250,000 and over	18	11
Other time deposits	113	207
Short-term borrowed funds	21	12
Long-term debt	136	135

Total interest expense	371	446

Net interest income	4,065	4,000
Provision for (recovery of) loan losses	(58)	(62)

Net interest income after provision for (recovery of) loan losses	4,123	4,062

Noninterest Income
Service charges on deposit accounts	306	330
Other service fees and commissions	1,128	982
Gain on sale of securities (includes reclassification of $205,000 and $225,000 from accumulated other comprehensive income)	205	225
Income from mortgage loan sales	700	501
Other income	142	57

Total noninterest income	2,481	2,095

Noninterest Expense
Salaries and employee benefits	3,563	3,092
Net occupancy expense	257	284
Equipment expense	169	167
Data processing costs	180	176
Office supplies and printing	42	49
Foreclosed real estate expense	77	141
Professional fees and services	192	151
Marketing and donations	201	193
Electronic banking expense	311	251
Software amortization and maintenance	155	150
FDIC insurance	86	102
Other noninterest expense	688	491

Total noninterest expenses	5,921	5,247

Income before income taxes	683	910
Income taxes (includes reclassification of $79,000 and $87,000 from accumulated other comprehensive income)	173	273

Net income	$510	$637

Net income	$510	$637
Less: Net Income attributable to noncontrolling interest	(147)	(146)

Net income attributable to Uwharrie Capital Corp	363	491
Dividends – preferred stock	—	—

Net income available to common shareholders	$363	$491

Net income per common share
Basic	$0.05	$0.07
Diluted	0.05	0.07
Weighted average common shares outstanding
Basic	6,983,017	7,100,565
Diluted	6,983,017	7,100,565

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net Income	$510	$637

Unrealized gain on available for sale securities	948	554
Related tax effect	(332)	(199)
Reclassification of gain recognized in net income	(205)	(225)
Related tax effect	79	87

Total other comprehensive income	490	217

Comprehensive income	1,000	854

Less: Comprehensive income attributable to noncontrolling interest	(147)	(146)

Comprehensive income attributable to Uwharrie Capital Corp	$853	$708

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2015	6,983,017	$8,729	$12,308	$11,893	$(212)	$10,596	$43,314
Net Income	—	—	—	363	—	147	510
Repurchase of common stock	(1,200)	(2)	(4)	—	—	—	(6)
Other comprehensive Income	—	—	—	—	490	—	490
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)

Balance, March 31, 2016	6,981,817	$8,727	$12,304	$12,256	$278	$10,603	$44,168

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Cash flows from operating activities
Net income	$510	$637
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation	222	239
Net amortization of security premiums/discounts AFS	218	307
Net amortization of security premiums/discounts HTM	37	33
Net amortization of mortgage servicing rights	171	166
Impairment of foreclosed real estate	34	45
Recovery of loan losses	(58)	(62)
Net realized gain on sales / calls available for sales securities	(205)	(225)
Income from mortgage loan sales	(700)	(501)
Proceeds from sales of loans held for sale	17,003	14,747
Origination of loans held for sale	(15,659)	(12,500)
Increase in cash surrender value of life insurance	(30)	(30)
Loss / (gain) on sales of foreclosed real estate	(27)	22
Net change in interest receivable	16	205
Net change in other assets	(532)	48
Net change in interest payable	4	1
Net change in other liabilities	848	489

Net cash provided by operating activities	1,852	3,621

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	14,749	11,953
Proceeds from sales, maturities and calls of securities held to maturity	53	31
Purchase of securities available for sale	(19,590)	(4,412)
Purchase of securities held to maturity	(1,027)	(6,034)
Net decrease in loans	(2,312)	2,273
Purchase of premises and equipment	(140)	(74)
Proceeds from sales of foreclosed real estate	43	562
Investment in other assets	(394)	(10)
Net change in restricted stock	(12)	(1)

Net cash provided (used) by investing activities	(8,630)	4,288

Cash flows from financing activities
Net decrease in deposit accounts	(13,264)	(4,584)
Net increase (decrease) in short-term borrowed funds	(2,239)	105
Net decrease in long-term debt	(4)	(2)
Repurchase of common stock	(6)	(41)
Dividend and discount accretion on noncontrolling interest	(147)	(146)

Net cash used by financing activities	(15,660)	(4,668)

Increase (decrease) in cash and cash equivalents	(22,438)	3,241
Cash and cash equivalents, beginning of period	68,933	50,791

Cash and cash equivalents, end of period	$46,495	$54,032

Supplemental Disclosures of Cash Flow Information
Interest paid	$375	$445
Income taxes paid	—	—
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$490	$217
Mortgage servicing rights capitalized	171	149
Net Change in ESOP liability	—	(67)

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2015 Annual Report on Form 10-K. This Quarterly Report should be read in conjunction with such Annual Report.

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

The following table presents the changes in accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

	Unrealized holding gains (losses) on available-for-sale Securities (net)
	Three months ended March 31, 2016	Three months ended March 31, 2015
	(dollars in thousands)
Beginning Balance	$(212)	$305
Other comprehensive income (loss) before reclassifications, net of $332,000 and $199,000 tax effect, respectively	616	355
Amounts reclassified from accumulated other comprehensive income, net of $79,000 and $87,000 tax effect	(126)	(138)

net current-period other comprehensive loss	490	217

Ending Balance	$278	$522

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 12,859 shares of common stock at both March 31, 2016 and December 31, 2015. All of these options were anti-dilutive.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended March 31,
	2016	2015
Weighted average number of common shares outstanding	6,983,017	7,100,565
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	6,983,017	7,100,565

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,024	$32	$—	$4,056
U.S. Government agencies	40,504	171	69	40,606
GSE—Mortgage-backed securities and CMO’s	30,920	137	208	30,849
State and political subdivisions	13,898	434	—	14,332
Corporate bonds	5,062	1	77	4,986

Total securities available for sale	$94,408	$775	$354	$94,829

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,851	$12	$—	$1,863
State and political subdivisions	7,009	142	—	7,151
Corporate bonds	3,319	38	—	3,357

Total securities held to maturity	$12,179	$192	$—	$12,371

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,026	$—	$14	$4,012
U.S. Government agencies	36,159	99	188	36,070
GSE—Mortgage-backed securities and CMO’s	30,269	53	549	29,773
State and political subdivisions	13,691	351	3	14,039
Corporate bonds	5,435	—	71	5,364

Total securities available for sale	$89,580	$503	$825	$89,258

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,911	$—	$5	$1,906
State and political subdivisions	5,993	30	5	6,018
Corporate bonds	3,338	—	20	3,318

Total securities held to maturity	$11,242	$30	$30	$11,242

At both March 31, 2016 and December 31, 2015, the Company owned Federal Reserve Bank stock reported at cost of $508,000 and $507,000, respectively. Also at March 31, 2016 and December 31, 2015, the Company owned Federal Home Loan Bank Stock (FHLB) of $544,000 and $533,000, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2016.

Results from sales and calls of securities available for sale for the three month period ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Gross proceeds from sales	$10,246	$5,143

Gross realized gains from sales/calls	$205	$225
Gross realized losses from sales/calls	—	—

Net realized gains	$205	$225

At March 31, 2016 and December 31, 2015, securities available for sale with a carrying amount of $56.1 million and $68.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At March 31, 2016, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, six government sponsored enterprise (GSE) mortgage backed securities and one corporate bond. The Company had six government agency bonds, five GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months. At March 31, 2016, the unrealized losses on held to maturity securities related to one government agency security, ten state and political subdivision bonds and two corporate bonds. At December 31, 2015, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury, five government agency bonds, eight government sponsored enterprise (GSE) mortgage backed securities, two corporate bonds and one state and political subdivision bond. The Company had six government agency bonds, four GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months. At December 31, 2015, the unrealized losses on held to maturity securities related to one government agency security, two corporate bonds and two state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Gov’t agencies	$4,777	$12	$4,869	$57	$9,646	$69
GSE-Mortgage-backed securities and CMO’s	10,801	112	7,693	96	18,494	208
Corporate bonds	2,161	59	795	18	2,956	77

Total securities available for sale	$17,739	$183	$13,357	$171	$31,096	$354

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$—	$—	$—	$—	$—	$—
State & political	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—

Total securities held to maturity	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,013	$14	$—	$—	$4,013	$14
U.S. Gov’t agencies	16,692	128	5,048	60	21,740	188
GSE-Mortgage-backed securities and CMO’s	15,620	290	7,230	259	22,850	549
State & political	465	3	—	—	465	3
Corporate bonds	4,566	55	798	16	5,364	71

Total securities available for sale	$41,356	$490	$13,076	$335	$54,432	$825

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$1,906	$5	$—	$—	$1,906	$5
State & political	3,318	5	—	—	3,318	5
Corporate bonds	1,312	20	—	—	1,312	20

Total securities held to maturity	$6,536	$30	$—	$—	$6,536	$30

The Company had six government agency securities, five GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months as of March 31, 2016. Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment management considers among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered.

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At March 31, 2016, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2016 by remaining contractual maturity are as follows:

	March 31, 2016
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale
U. S. Treasury
Due after one but within five years	4,024	4,056	1.13%

	4,024	4,056	1.13%

U.S. Government agencies
Due after one but within five years	22,948	23,107	1.20%
Due after five but within ten years	7,491	7,500	1.95%
Due after ten years	10,065	9,999	1.66%

	40,504	40,606	1.45%

Mortgage-backed securities
Due after one but within five years	3,009	3,001	1.58%
Due after five but within ten years	5,759	5,769	2.36%
Due after ten years	22,152	22,079	1.96%

	30,920	30,849	2.00%

State and political subdivisions
Due after one but within five years	1,884	1,996	4.78%
Due after five but within ten years	3,537	3,577	3.97%
Due after ten years	8,477	8,759	3.77%

	13,898	14,332	3.96%

Corporate Bonds
Due after one but within five years	2,843	2,825	2.15%
Due after five but within ten years	2,219	2,161	1.50%

	5,062	4,986	1.87%

Total Securities available for sale
Due after one but within five years	34,708	34,985	1.49%
Due after five but within ten years	19,006	19,007	2.40%
Due after ten years	40,694	40,837	2.26%

	$94,408	$94,829	2.01%

	March 31, 2016
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity
U. S. Government agencies
Due after five but within ten years	1,851	1,863	2.49%

	1,851	1,863	2.49%

State and political subdivisions
Due after one but within five years	1,530	1,554	2.24%
Due after five but within ten years	5,479	5,597	2.74%

	7,009	7,151	2.63%

Corporate Bonds
Due after one but within five years	3,319	3,357	2.76%

	3,319	3,357	2.76%

Total Securities held for maturity
Due after one but within five years	1,530	1,554	2.60%
Due after five but within ten years	10,649	10,817	2.68%

	$12,179	$12,371	2.65%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Commercial
Commercial	$55,531	$52,311
Real estate—commercial	100,298	101,198
Other real estate construction loans	18,026	17,692
Noncommercial
Real estate 1-4 family construction	4,365	5,629
Real estate—residential	83,427	83,379
Home equity	50,262	49,420
Consumer loans	8,998	8,982
Other loans	1,451	1,481

	322,358	320,092
Less:
Allowance for loan losses	(2,810)	(2,884)
Deferred loan (fees) costs, net	70	40

Loans held for investment, net	$319,618	$317,248

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three month period ended March 31, 2016 and 2015, respectively:

Commercial	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$1,310	$1,716
Provision (recovery) charged to operations	60	(61)
Charge-offs	(62)	(40)
Recoveries	7	179

Net (charge-offs)/recoveries	(55)	139

Balance at end of period	$1,315	$1,794

Non-Commercial	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$1,574	$2,022
Provision (recovery) charged to operations	(118)	(1)
Charge-offs	(16)	(117)
Recoveries	55	31

Net (charge-offs)/recoveries	39	(86)

Balance at end of period	$1,495	$1,935

Total	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Balance, beginning of period	$2,884	$3,738
Provision (recovery) charged to operations	(58)	(62)
Charge-offs	(78)	(157)
Recoveries	62	210

Net (charge-offs)/recoveries	(16)	53

Balance at end of period	$2,810	$3,729

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2016 and December 31, 2015:

March 31, 2016
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$18	$969	$1,297	$172,886	$1,315	$173,855
Non-Commercial	212	4,818	1,283	143,755	1,495	148,573

Total	$230	$5,787	$2,580	$316,641	$2,810	$322,428

December 31, 2015
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$18	$1,019	$1,292	$170,182	$1,310	$171,201
Non-Commercial	163	4,459	1,411	144,472	1,574	148,931

Total	$181	$5,478	$2,703	$314,654	$2,884	$320,132

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2016
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$45	$—	$45	$55,486	$55,531	$—
Real estate – commercial	237	22	259	100,039	100,298	—
Other real estate construction	109	194	303	17,723	18,026	—
Real estate 1 – 4 family construction	—	—	—	4,365	4,365	—
Real estate – residential	1,191	892	2,083	81,414	83,497	—
Home equity	126	52	178	50,084	50,262	—
Consumer loans	19	—	19	8,979	8,998	—
Other loans	—	—	—	1,451	1,451	—

Total	$1,727	$1,160	$2,887	$319,541	$322,428	$—

December 31, 2015

	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$46	$34	$80	$52,231	$52,311	$—
Real estate – commercial	74	—	74	101,124	101,198	—
Other real estate construction	110	195	305	17,387	17,692	—
Real estate construction	—	—	—	5,629	5,629	—
Real estate – residential	1,580	541	2,121	81,298	83,419	—
Home equity	75	13	88	49,332	49,420	—
Consumer loan	39	—	39	8,943	8,982	—
Other loans	—	—	—	1,481	1,481	—

Total	$1,924	$783	$2,707	$317,425	$320,132	$—

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

The Company had $1.5 million in foreclosed residential real estate and $570,000 of residential real estate in process of foreclosure at March 31, 2016.

The composition of nonaccrual loans by class as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Commercial	$—	$34
Real estate – commercial	22	—
Other real estate construction	194	195
Real estate 1 – 4 family construction	—	—
Real estate – residential	892	541
Home equity	52	13
Consumer loans	—	—
Other loans	—	—

	$1,160	$783

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2016 and December 31, 2015:

March 31, 2016

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$54,677	$832	$22	$—	$55,531
Real estate—commercial	95,632	2,141	2,525	—	100,298
Other real estate construction	15,516	1,976	534	—	18,026
Real estate 1 – 4 family construction	4,262	103	—	—	4,365
Real estate—residential	71,723	9,155	2,619	—	83,497
Home equity	48,695	1,512	55	—	50,262
Consumer loans	8,594	400	4	—	8,998
Other loans	1,451	—	—	—	1,451

Total	$300,550	$16,119	$5,759	$—	$322,428

December 31, 2015

	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$52,096	$130	$85	$—	$52,311
Real estate—commercial	97,506	1,161	2,531	—	101,198
Other real estate construction	15,163	1,994	535	—	17,692
Real estate 1 – 4 family construction	5,526	103	—	—	5,629
Real estate—residential	71,736	9,398	2,285	—	83,419
Home equity	48,195	1,209	16	—	49,420
Consumer loans	8,583	394	5	—	8,982
Other loans	1,481	—	—	—	1,481

Total	$300,286	$14,389	$5,457	$—	$320,132

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2016 and December 31, 2015, there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2016 and December 31, 2015:

March 31, 2016

	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$55,531	$—	$55,531
Real estate—commercial	100,276	22	100,298
Other real estate construction	17,832	194	18,026
Real estate 1 – 4 family construction	4,365	—	4,365
Real estate—residential	82,605	892	83,497
Home equity	50,210	52	50,262
Consumer loans	8,998	—	8,998
Other loans	1,451	—	1,451

Total	$321,268	$1,160	$322,428

December 31, 2015

	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$52,277	$34	$52,311
Real estate—commercial	101,198	—	101,198
Other real estate construction	17,497	195	17,692
Real estate 1 – 4 family construction	5,629	—	5,629
Real estate—residential	82,878	541	83,419
Home equity	49,407	13	49,420
Consumer loans	8,982	—	8,982
Other loans	1,481	—	1,481

Total	$319,349	$783	$320,132

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2016 and December 31, 2015.

March 31, 2016

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)
Commercial	$97	$63	$34	$2
Real estate—commercial	620	326	294	9
Other real estate construction	840	196	106	7
Real estate 1 – 4 family construction	13	2	11	—
Real estate—residential	4,343	1,345	2,998	212
Home equity	28	28	—	—
Consumer loans	75	66	9	—
Other loans	—	—	—	—

Total	$6,016	$2,026	$3,452	$230

December 31, 2015

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)
Commercial	$97	$80	$17	$2
Real estate—commercial	620	498	122	9
Other real estate construction	840	195	107	7
Real estate 1 – 4 family construction	13	—	13	—
Real estate—residential	4,343	1,507	2,836	163
Home equity	28	28	—	—
Consumer loans	75	75	—	—
Other loans	—	—	—	—

Total	$6,016	$2,383	$3,095	$181

	Three Months ended March 31, 2016		Three Months ended March 31, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)
Commercial	$34	$—	$79	$1
Real estate—commercial	635	10	1,780	16
Other real estate construction	300	1	339	1
Real estate 1 – 4 family construction	11	—	19	—
Real estate—residential	4,659	58	5,434	51
Home equity	67	—	60	1
Consumer loans	81	2	48	—
Other loans	—	—	—	—

Total	$5,787	$71	$7,759	$70

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

At March 31, 2016, the Company had $4.6 million in TDR’s outstanding, of which all were on an accruing basis with the exception of one loan for $230,000.

For the three months ended March 31, 2016 and 2015, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Other:
Commercial	—	$—	$—
Real estate—commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate—residential	—	—	—
Home equity	—	—	—
Consumer loans	1	9	9
Other loans	—	—	—

Total	1	$9	$9

For the three months ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
Other:
Commercial	—	$—	$—
Real estate—commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate—residential	2	188	183
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$188	$183

During the twelve months ended March 31, 2016 and March 31, 2015, there were no TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $173,000 in the allowance for loan loss as of March 31, 2016, as a direct result of these TDRs. At March 31, 2015, there was $331,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of March 31, 2016 and 2015:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2016
Below market Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal Other	1	28	8	472	—	—	—	—

Total	1	$28	8	$472	—	$—	—	$—

March 31, 2015
Below market Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	1	50	—	—	—	—
Forgiveness of Principal Other	1	116	8	1,419	—	—	—	—

Total	1	$116	9	$1,469	—	$—	—	$—

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

At March 31, 2016, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$89,716
Credit card commitments	9,613
Standby letters of credit	2,336

Total commitments	$101,665

Note 10 – Fair Value Disclosures

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

Among the Company’s assets and liabilities, investment securities available for sale are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including other real estate owned, impaired loans, loans held for sale, which are carried at the lower of cost or market; mortgage loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions; and goodwill, which is periodically tested for impairment. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. The Company typically bases the fair value of the collateral on appraised values which the Company considers Level 3 valuations.

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at the estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The Company typically bases the fair value of the collateral on appraised values which the Company considers Level 3 valuations.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$4,056	$4,056	$—	$—
US Government Agencies	40,606	—	40,606	—
GSE—Mortgage-backed securities and CMO’s	30,849	—	30,849	—
State and political subdivisions	14,332	—	14,332	—
Corporate bonds	4,986	—	4,986	—

Total assets at fair value	$94,829	$4,056	$90,773	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
US Treasury	$4,012	$4,012	$—	$—
US Gov’t	36,070	—	36,070	—
Mortgage-backed securities and CMO’s	29,773	—	29,773	—
State and political subdivisions	14,039	—	14,039	—
Corporate bonds	5,364	—	5,364	—

Total assets at fair value	$89,258	$4,012	$85,246	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost of sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,417	$—	$—	$3,417
Other real estate owned	3,014	—	—	3,014

Total assets at fair value	$6,431	$—	$—	$6,431

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,108	$—	$—	$3,108
Other real estate owned	2,909	—	—	2,909

Total assets at fair value	$6,017	$—	$—	$6,017

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2016

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals Discounted cash flows	Expected loss rates Discount rate	0 – 25% 4%-8.75%
OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2015

	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals Discounted cash flows	Expected loss rates Discount rates	0 – 25% 4%-8.75%
OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At March 31, 2016, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 - Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2016 and December 31, 2015 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2016 and December 31, 2015:

March 31, 2016

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$46,495	$46,575	$42,511	$4,064	$—
Securities available for sale	94,829	94,829	4,056	90,773	—
Securities held to maturity	12,179	12,371	—	12,371	—
Loans held for investment, net	319,618	316,749	—	—	316,749
Loans held for sale	5,278	5,278	—	5,278	—
Restricted stock	1,052	1,052	1,052	—	—
Accrued interest receivable	1,548	1,548	—	—	—
FINANCIAL LIABILITIES
Deposits	$454,469	$435,440	$—	$435,440	$—
Short-term borrowings	3,519	3,519	—	3,519	—
Long-term borrowings	9	9	—	9	—
Junior subordinated debt	9,534	9,684	—	—	9,684
Accrued interest payable	164	164	—	—	164

December 31, 2015

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$68,933	$68,973	$65,198	$3,775	$—
Securities available for sale	89,258	89,258	4,012	85,246	—
Securities held to maturity	11,242	11,242	—	11,242	—
Loans held for investment, net	317,248	313,649	—	—	313,649
Loans held for sale	5,922	5,922	—	5,922	—
Restricted stock	1,040	1,040	1,040	—	—
Accrued interest receivable	1,564	1,564	—	—	1,564
FINANCIAL LIABILITIES
Deposits	$467,733	$442,619	$—	$442,619	$—
Short-term borrowings	5,758	5,758	—	5,758	—
Long-term borrowings	13	13	—	13
Junior subordinated debt	9,534	9,688	—	—	9,688
Accrued interest payable	168	168	—	—	168

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1 with the exception of time deposits due from banks that are in Level 2.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 5.

•	Securities held to maturity – Securities held to maturity are carried at amortized cost and are recorded in Level 2.

•	Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability. These securities are presented at their carrying value and are recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these items.

•	Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 3. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior Subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At March 31, 2016, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

Note 12 – Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers, Topic 606 (“ASU 2014-09”)”. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Topic 606: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the provisions of ASU 2014-09 to determine the potential impact the new standard will have to the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation, topic 810 (“ASU-2015-02”)”. The amendments to this standard improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 for public business entities, including interim periods within those fiscal years. We adopted the guidance effective in the first quarter of 2016. The initial adoption had no impact on our consolidated financial position and consolidated results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU (i) require equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) simplify the impairment assessment of equity investments without readily determinable fair value; (iii) require public business entities to use exit prices, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (iv) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (v) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (vi) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (vii) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets. The amendments in this ASU are effective for public business entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. We are currently evaluating the impact of the new standard.

In February 2016, the FASB issued ASU 2016-02,” Leases, topic 842 (“ASU 2016-02”)”.This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2019.

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

Reclassification

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation. These reclassifications do not have an impact on net income or shareholders’ equity.

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016, the Company’s total assets decreased $13.8 million, from $532.2 million to $518.4 million.

Cash and cash equivalents decreased $22.4 million during the three months ended March 31, 2016. Cash and due from banks decreased $1.2 million, while interest-earning deposits with banks decreased $21.2 million. These decreases are directly related to the decline in deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $6.5 million to $107.0 million for the period ended March 31, 2016. During the first three months of 2016, the Company, in a continued effort to reduce our extension risk in a rising interest rate environment, made the decision to sell $10.2 million of investment securities. The Company realized a gain of $205,000 on these transactions. The Company also had maturities of $2.9 million and normal reductions stemming from principal payments on mortgage backed securities. Also during the first three months of 2016, the Company purchased securities of $20.6 million. The Company is investing in lower duration securities as well as variable rate securities. These securities should provide better protection in a rising rate environment, and mitigate the downside risk embedded in the current portfolio and improve the yield on earning assets. At March 31, 2016, the Company had net unrealized gains on the securities available for sale of $421,000.

Loans held for investment increased from $320.1 million to $322.4 million, an increase of $2.3 million. The commercial, real estate one-to-four family construction and consumer loan segments of the loan portfolio decreased during the first three months of 2016 with the real estate one-to-four family construction experiencing the largest decline of 22.5%, or $1.3 million. The Company experienced growth in the remaining segments of its loan portfolio during the first three months of 2016 with the commercial loan segment having the largest increase of 6.16%. Loans held for sale decreased 10.9%, or $644,000. The allowance for loan losses was $2.8 million at March 31, 2016, which represented 0.87% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Bank owned life insurance increased $30,000, while premises and equipment decreased $82,000. Accrued interest receivable declined $16,000. Restricted stock, which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock, increased $12,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings change. The Company’s required ownership in FHLB stock increased $11,000, while the Company’s required ownership in Federal Reserve Bank stock increased $1,000 during the first three months of 2016. Other real estate owned decreased $50,000. During the three months ended March 31, 2016, the Company sold four pieces of property totaling $17,000. The Company recorded net valuation write-down adjustments of $33,000. Other assets increased $285,000.

Customer deposits, our primary funding source, experienced a $13.2 million decrease during the three month period ended March 31, 2016, decreasing from $467.7 million to $454.5 million. Demand noninterest bearing checking increased $8.8 million and savings deposits increased $203,000. These increases were offset by declines in interest checking and money market accounts of $16.0 million, time deposits of $250,000 and over of $203,000 and other time deposits of $6.1 million. The Company had one relationship totaling $8.4 million that due to an industry consolidation was closed out contributing to the overall decrease in deposits.

Total borrowings decreased $2.2 million for the period and consist of both short-term and long-term borrowed funds. The Company has a short term line of credit that decreased $800,000 and commercial paper experienced a decline of $1.4 million.

Other liabilities increased from $5.7 million at December 31, 2015 to $6.5 million at March 31, 2016, an increase of $848,000.

At March 31, 2016, total shareholders’ equity was $44.2 million, an increase of $854,000 from December 31, 2015. Net income for the three month period was $510,000. Unrealized gains and losses on investment securities, net of tax, increased $490,000. The Company also repurchased common stock totaling $6,000. The Company paid $140,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $510,000 for the three months ended March 31, 2016, as compared to $637,000 for the three months ended March 31, 2015, a decrease of $127,000. Net income available to common shareholders was $363,000 or $0.05 per common share at March 31, 2016, compared to $491,000 or $0.07 per common share at March 31, 2015. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended March 31, 2016 was $4.1 million compared to $4.0 million for the three months ended March 31, 2015, an increase of $65,000. During the first quarter, the volume of interest-earning assets increased, outpacing the decline in volume of interest-bearing liabilities by $108,000. The average yield on our interest–earning assets decreased one basis point to 3.86%, while the average rate we paid for our interest-bearing liabilities decreased six basis points. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. The interest rate floor feature has allowed the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. The aforementioned changes resulted in an increase of five basis points in our interest rate spread, from 3.41% in the first quarter of 2015 to 3.46% in the first quarter of 2016. Our net interest margin was 3.53% and 3.48% for the comparable periods in 2016 and 2015, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2016 and 2015:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2016	2015	2016	2015	2016	2015
Interest-earning assets:
Taxable securities	$81,289	$108,721	$327	$417	1.62%	1.54%
Nontaxable securities (1)	19,058	13,144	123	82	4.18%	4.07%
Short-term investments	52,500	47,380	88	37	0.67%	0.31%
Taxable loans	307,458	295,970	3,787	3,810	4.95%	5.18%
Non-taxable loans (1)	16,987	12,959	111	100	4.24%	5.02%

Total interest-earning assets	477,292	478,174	4,436	4,446	3.86%	3.87%

Interest-bearing liabilities:
Interest-bearing deposits	360,882	373,250	214	299	0.24%	0.32%
Short-term borrowed funds	3,615	3,908	21	12	2.34%	1.23%
Long-term debt	11,518	10,559	136	135	4.75%	5.14%

Total interest bearing liabilities	376,015	387,717	371	446	0.40%	0.46%

Net interest spread	$101,277	$90,457	$4,065	$4,000	3.46%	3.41%

Net interest margin (1) (% of earning assets)					3.53%	3.48%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was a recovery of ($58,000) for the three months ending March 31, 2016 compared to a recovery of ($62,000) for the same period in 2015. There were net loan charge-offs of $16,000 for the three months ended March 31, 2016, as compared with net loan recoveries of ($53,000) during the same period of 2015. Refer to the Asset Quality discussion on page 33 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income increased $386,000 for the three month period ending March 31, 2016 as compared to the same period in 2015. The primary factor contributing to this growth was the increase in income from mortgage loan sales that increased $199,000 to $700,000 for the first quarter of 2016 as compared to $501,000 for the same period in 2015. During 2015, the Company expanded its mortgage operation into a neighboring market. This expansion and the increased volume was the driving force behind the growth in income from loan sales. Service charges on deposit accounts produced earnings of $306,000, a decrease of 7.2%. The primary contributing factor was a decrease in NSF (non-sufficient funds) fees due in large part to changes in regulations. Other service fees and commissions experienced a 14.9% or $146,000 increase during the first three months of 2016. This increase is primarily related to an increase of $112,000 in insurance and brokerage commissions and asset management fees .Also contributing to the increase was growth of $34,000 in other banking fees related to the growth in the customer base’s usage of the Company’s electronic banking products. The Company realized gains on the sale of investment securities during the three months ended March 31, 2016 of $205,000 as compared to realized gains of $225,000 for the same period in 2015.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2016 was $5.9 million compared to $5.2 million for the same period of 2015, an increase of $674,000. Salaries and employee benefits, the largest component of noninterest expense, increased $471,000 for the quarter ending March 31, 2016. The majority of this increase is attributable to the increase in staffing related to the expansion of the mortgage department during 2015. FDIC deposit insurance premiums declined $16,000 for the comparable periods. Foreclosed real estate expense also decreased $64,000 for the three months ending March 31, 2016 compared to the same period in 2015. Write-downs on properties held in other real estate owned are attributed to updated appraisals and the lowering of list prices. These write downs decreased from $45,000 for the three month period ending March 31, 2015 to $34,000 for the same period in 2016. The Company also had realized gains on the sale of other real estate owned of $27,000 for the three months ended March 31, 2016 compared to realized losses of ($22,000) for the same period in 2015. Other noninterest expense increased $197,000 for the comparable three month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Postage	$52	$46
Telephone and data lines	43	45
Insurance expense	111	129
Shareholder relations expense	33	55
Dues and subscriptions	42	38
Other	407	178

Total	$688	$491

Income Tax Expense

The Company had income tax expense of $173,000 for the three months ended March 31, 2016 resulting in an effective rate of 25.33% compared to income tax expense of $273,000 and an effective rate of 30.00% in the 2015 period. Income taxes computed at the statutory rate are reduced primarily by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank owned life insurance. The corporate rate for the State of North Carolina was reduced from 5% in 2015 to 4% in 2016. This change coupled with an increase in the level of nontaxable income for the comparable periods resulted in the lower effective rate.

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

Management uses a risk-grading program designed to evaluate the credit risk in the loan portfolio. In this program, risk grades are initially assigned by loan officers, then reviewed and monitored by credit administration. This process includes the maintenance of an internally classified loan list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. Because of this process, certain loans are deemed as impaired and evaluated as an impaired loan.

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

At March 31, 2016 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $5.9 million compared to $5.5 million at December 31, 2015, a net increase of $309,000. Total nonaccrual loans, which are a component of impaired loans, increased from $783,000 at December 31, 2015 to $1.2 million at March 31, 2016. During the first quarter of 2016, five relationships totaling $420,000 were added to impaired loans. These additions were offset by two impaired relationships totaling $62,000 being charged off and net pay downs of $49,000.

The allowance expressed as a percentage of gross loans held for investment decreased three basis points from 0.90% at December 31, 2015 to 0.87% at March 31, 2016. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.86% at December 31, 2015 and 0.81% at March 31, 2016, while the individually evaluated allowance as a percentage of individually evaluated loans increased from 3.31% to 3.97% for the same periods. The portion of the Company’s allowance for loan loss model related to general reserves is intended to capture the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third party vendor representing a one year loss horizon for each obligor. The Company updates the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the credit scores that are one of the components used within the allowance model semi-annually, during the first and third quarters. The continued overall improvement in credit quality coupled with the continued trend of overall improvement in credit scores resulted in our average customer credit score increasing three points from 755 to 758 during the first quarter of 2016. The improvement in credit scores has been the major driver in the overall decrease in the allowance for loan losses. This improvement reduced the balance of the allowance by approximately $47,000. Also during the normal course of business, new loans being made have tended to have a significantly higher credit score than the loans that are paying off. This factor, coupled with continued modest recoveries on previously charged-off loans that are also a component of the model further contributed to the decrease.

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 0.24% at December 31, 2015, to 0.36% at March 31, 2016.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $50,000 during the first quarter of 2016. The Company sold four pieces of foreclosed property totaling $17,000 realizing a gain of $27,000. Two of the properties sold had previously been written down to a zero basis. The Company also had write downs and changes in reserves totaling $33,000 on the remaining existing property. There were no loans foreclosed on during the first quarter.

Restructured loans at March 31, 2016 totaled $4.6 million compared to $4.5 million at December 31, 2015 and are included in impaired loans. At March 31, 2016, there was one restructured loan for $230,000 in nonaccrual status. The remainder of the restructured loan portfolio was all accruing.

The following table shows the comparison of nonperforming assets at March 31, 2016 to December 31, 2015:

Nonperforming Assets

(dollars in thousands)
	March 31, 2016	December 31, 2015
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,160	783
Other real estate owned	4,944	4,994

Total nonperforming assets	$6,104	$5,777

Allowance for loans losses	$2,810	$2,884
Nonperforming loans to total loans	0.36%	0.24%
Allowance for loan losses to total loans	0.87%	0.90%
Nonperforming assets to total assets	1.18%	1.09%
Allowance for loan losses to nonperforming loans	242.27%	368.23%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28.0 million at March 31, 2016, with available credit of $28.0 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $51.2 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $19.4 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $13.1 million at March 31, 2016, compared to $15.3 million at December 31, 2015.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. Bank regulatory agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. Under the final rules, minimum requirements increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00%, require a minimum ratio of total capital to risk-weighted assets of 8.00%, and require a minimum Tier 1 leverage ratio of 4.00%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2016, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the new rules.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.5 million is presented as noncontrolling interest at the Company level and does qualify as Tier 1 capital at the Company. At March 31, 2016, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December  31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act (“Exchange Act”) Rule 13a- 15.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2016. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2016.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
January 1, 2016 Through January 31, 2016	—	$—	—	$—
February 1, 2016 Through February 28, 2016	—	$—	—	$—
March 1, 2016 Through March 31, 2016	1,200	$4.36	—	$—
Total	1,200	$4.36	—	$—

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (7)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and R. David Beaver, III (6)(8)

10.8	Change in Control Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III (8)

10.9	2015 Stock Grant Plan (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, in XBRL (eXtensible Business Reporting Language) are filed herewith

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP (Registrant)

Date: May 3, 2016	By: /s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

UWHARRIE CAPITAL CORP (Registrant)

Date: May 3, 2016	By: /s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (7)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, Christy D. Stoner and R. David Beaver, III (6)(8)

10.8	Change in Control Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III (8)

10.9	2015 Stock Grant Plan (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, in XBRL (eXtensible Business Reporting Language) are filed herewith

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.