Form 10-Q
period 2016-06-30
UWHARRIE CAPITAL CORP
filed 2016-08-09
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,972,154 shares of common stock outstanding as of July 25, 2016.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30, 2016 (Unaudited)	December 31, 2015*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,207	$7,038
Interest-earning deposits with banks	44,914	61,895
Securities available for sale, at fair value	93,023	89,258
Securities held to maturity, at amortized cost (fair value $12,444 and $11,242, respectively)	12,145	11,242
Loans held for sale	2,270	5,922
Loans:
Loans held for investment	330,295	320,132
Less allowance for loan losses	(2,706)	(2,884)

Net loans held for investment	327,589	317,248

Premises and equipment, net	14,477	14,666
Interest receivable	1,473	1,564
Restricted stock	1,052	1,040
Bank owned life insurance	6,820	6,762
Other real estate owned	4,356	4,994
Prepaid assets	1,254	764
Other assets	9,671	9,809

Total assets	$525,251	$532,202

LIABILITIES
Deposits:
Demand noninterest-bearing	$106,071	$92,524
Interest checking and money market accounts	243,999	252,345
Savings deposits	42,287	40,436
Time deposits, $250,000 and over	7,033	8,148
Other time deposits	62,679	74,280

Total deposits	462,069	467,733

Short-term borrowed funds	1,931	5,758
Long-term debt	9,540	9,547
Interest payable	153	168
Other liabilities	6,766	5,682

Total liabilities	480,459	488,888

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,972,154 and 6,983,017	8,715	8,729
Additional paid-in capital	12,273	12,308
Undivided profits	12,818	11,893
Accumulated other comprehensive income (loss)	376	(212)

Total Uwharrie Capital shareholders’ equity	34,182	32,718
Noncontrolling interest	10,610	10,596

Total shareholders’ equity	44,792	43,314

Total liabilities and shareholders’ equity	$525,251	$532,202

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$3,897	$3,938	$7,795	$7,848
Investment securities
US Treasury	12	67	23	151
US Government agencies and corporations	223	327	539	660
State and political subdivisions	214	87	337	169
Interest-earning deposits with banks and federal funds sold	70	42	158	79

Total interest income	4,416	4,461	8,852	8,907

Interest Expense
Interest checking and money market accounts	75	68	147	138
Savings deposits	12	10	23	21
Time deposits, $250,000 and over	12	13	30	24
Other time deposits	83	203	196	410
Short-term borrowed funds	8	15	29	27
Long-term debt	137	137	273	272

Total interest expense	327	446	698	892

Net interest income	4,089	4,015	8,154	8,015
Provision for (recovery of) loan losses	(112)	(235)	(170)	(297)

Net interest income after provision (recovery of) for loan losses	4,201	4,250	8,324	8,312

Noninterest Income
Service charges on deposit accounts	289	311	595	641
Other service fees and commissions	1,147	1,033	2,275	2,015
Gain/(loss) on sale of securities (includes reclassification of $337,000, $277,000, $542,000 and $502,000 from accumulated other comprehensive income)	337	277	542	502
Gain (loss) on fixed assets and other assets	32	17	32	(5)
Income from mortgage loan sales	958	492	1,658	993
Other income	130	91	272	148

Total noninterest income	2,893	2,221	5,374	4,294

Noninterest Expense
Salaries and employee benefits	3,603	3,226	7,166	6,318
Net occupancy expense	266	268	523	552
Equipment expense	160	173	329	340
Data processing costs	188	183	368	359
Office supplies and printing	41	53	83	102
Foreclosed real estate expense	98	155	175	274
Professional fees and services	178	133	370	284
Marketing and donations	226	178	427	371
Electronic banking expense	270	259	581	510
Software amortization and maintenance	179	134	334	284
FDIC insurance	85	97	171	199
Other noninterest expense	746	649	1,434	1,140

Total noninterest expense	6,040	5,508	11,961	10,733

Income before income taxes	1,054	963	1,737	1,873
Income taxes (includes reclassification $130,000, $107,000, $209,000 and $194,000 from accumulated other comprehensive income)	344	303	517	576

Net income	$710	$660	$1,220	$1,297

Consolidated net income	$710	660	1,220	1,297
Less: net income attributable to noncontrolling Interest	(148)	(147)	(295)	(293)

Net income attributable to Uwharrie Capital Corp	562	513	925	1,004
Dividends – preferred stock	—	—	—	—

Net income (loss) available to common shareholders	$562	$513	$925	$1,004

Net income (loss) per common share
Basic	$0.08	$0.07	$0.13	$0.14

Diluted	$0.08	$0.07	$0.13	$0.14

Weighted average shares outstanding
Basic	6,977,931	7,084,004	6,980,474	7,092,240
Diluted	6,977,931	7,084,004	6,980,474	7,092,240

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net Income	$710	$660	$1,220	$1,297

Unrealized gain (loss) on available for sale securities	485	(616)	1,433	(62)
Related tax effect	(180)	196	(512)	(3)
Reclassification of (gain) loss recognized in net income	(337)	(277)	(542)	(502)
Related tax effect	130	107	209	194

Total other comprehensive income (loss)	98	(590)	588	(373)

Comprehensive income	808	70	1,808	924

Less: Comprehensive income attributable to noncontrolling interest	(148)	(147)	(295)	(293)

Comprehensive income (loss) attributable to Uwharrie Capital	$660	$(77)	$1,513	$631

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2015	6,983,017	$8,729	$12,308	$11,893	$(212)	$10,596	$43,314
Net Income	—	—	—	925	—	295	1,220
Repurchase of common stock	(10,863)	(14)	(35)	—	—	—	(49)
Other comprehensive Income	—	—	—	—	588	—	588
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(207)	(207)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)

Balance, June 30, 2016	6,972,154	$8,715	$12,273	$12,818	$376	$10,610	$44,792

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,220	$1,297
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation	443	472
Net amortization of security premiums/discounts AFS	493	555
Net amortization of security premiums/discounts HTM	68	65
Net amortization of mortgage servicing rights	366	350
Impairment of foreclosed real estate	34	92
Recovery of loan losses	(170)	(297)
Net realized gain on sales / calls available for sales securities	(542)	(502)
Income from mortgage loan sales	(1,658)	(993)
Proceeds from sales of loans held for sale	54,927	29,792
Origination of loans held for sale	(49,617)	(27,066)
Increase in cash surrender value of life insurance	(58)	(59)
Loss / (gain) on sales of foreclosed real estate	(34)	6
Net change in interest receivable	91	291
Net change in other assets	(682)	(507)
Net change in interest payable	(15)	1
Net change in other liabilities	1,084	810

Net cash provided by operating activities	5,950	4,307

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	26,766	38,633
Proceeds from sales, maturities and calls of securities held to maturity	56	31
Purchase of securities available for sale	(29,591)	(24,910)
Purchase of securities held to maturity	(1,027)	(6,034)
Net (increase) in loans	(10,171)	(7,282)
Purchase of premises and equipment	(254)	(435)
Proceeds from sales of foreclosed real estate	755	632
Investment in other assets	(442)	(163)
Net change in restricted stock	(12)	(2)

Net cash provided (used) by investing activities	(13,920)	470

Cash flows from financing activities
Net decrease in deposit accounts	(5,664)	(3,401)
Net increase in short-term borrowed funds	(3,827)	(453)
Net decrease in long-term debt	(7)	(5)
Repurchase of common stock	(49)	(223)
Dividend and discount accretion on noncontrolling interest	(295)	(293)

Net cash used by financing activities	(9,842)	(4,375)

Increase (decrease) in cash and cash equivalents	(17,812)	402
Cash and cash equivalents, beginning of period	68,933	50,791

Cash and cash equivalents, end of period	$51,121	$51,193

Supplemental Disclosures of Cash Flow Information
Interest paid	$713	$891
Income taxes paid	47	243
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(588)	$(373)
Loans transferred to foreclosed real estate	116	951
Mortgage servicing rights capitalized	437	299
Net Change in ESOP liability	—	(561)

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

The following table presents the changes in accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Unrealized holding gains on available-for-sale securities (net)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Beginning Balance	$278	$522	$(212)	$305

Other Comprehensive income (loss) before reclassifications, net of $180,000 ($196,000), $512,000 and ($3,000) tax effect, respectively	305	(420)	921	(65)

Amounts reclassified from accumulated Other comprehensive income, net of $130,000, $107,000, $209,000 and $194,000 tax effect	(207)	(170)	(333)	(308)

Net current-period other comprehensive income (loss)	98	(590)	588	(373)

Ending Balance	$376	$(68)	$376	$(68)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 12,859 shares of common stock at both June 30, 2016 and December 31, 2015. All of these options were anti-dilutive.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and dilutive earnings per share is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Weighted average number of common shares outstanding	6,977,931	7,084,004	6,980,474	7,092,240

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	6,977,931	7,084,004	6,980,474	7,092,240

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,022	$45	$—	$4,067
U.S. Government agencies	39,692	296	67	39,921
GSE - Mortgage-backed securities and CMO’s	29,475	271	95	29,651
State and political subdivisions	14,205	145	—	14,350
Corporate bonds	5,060	30	56	5,034

Total securities available for sale	$92,454	$787	$218	$93,023

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,848	$18	$—	$1,866
State and political subdivisions	6,997	218	—	7,215
Corporate bonds	3,300	63	—	3,363

Total securities held to maturity	$12,145	$299	$—	$12,444

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,026	$—	$14	$4,012
U.S. Government agencies	36,159	99	188	36,070
GSE - Mortgage-backed securities and CMO’s	30,269	53	549	29,773
State and political subdivisions	13,691	351	3	14,039
Corporate bonds	5,435	—	71	5,364

Total securities available for sale	$89,580	$503	$825	$89,258

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,911	$—	$5	$1,906
State and political subdivisions	5,993	30	5	6,018
Corporate bonds	3,338	—	20	3,318

Total securities held to maturity	$11,242	$30	$30	$11,242

At both June 30, 2016 and December 31, 2015, the Company owned Federal Reserve Bank stock reported at cost of $507,000. Also at June 30, 2016 and December 31, 2015, the Company owned Federal Home Loan Bank Stock (FHLB) of $545,000 and $533,000, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2016.

Results from sales and calls of securities available for sale for the three and six month periods ended June 30, 2016 and June 30, 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Gross proceeds from sales	$9,980	$24,596	$20,225	$29,739

Realized gains from sales	$337	$277	$542	$502
Realized losses from sales	—	—	—	—

Net realized gains	$337	$277	$542	$502

At June 30, 2016 and December 31, 2015, securities available for sale with a carrying amount of $54.5 million and $68.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At June 30, 2016, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds and five government sponsored enterprise (GSE) mortgage backed securities. The Company had six government agency bonds, three GSE mortgage backed securities, and two corporate bonds that had been in a loss position for more than twelve months. At June 30, 2016, there were no unrealized losses on held to maturity securities. At December 31, 2015, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury, five government agency bonds, eight government sponsored enterprise (GSE) mortgage backed securities, two corporate bonds and one state and political subdivision bond. At December 31, 2015, the unrealized losses on held to maturity securities related to one government agency security, two corporate bonds and two state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Gov’t agencies	$4,346	$15	$4,624	$52	$8,970	$67
GSE-Mortgage-backed securities and CMO’s	7,256	35	4,615	60	11,871	95
Corporate bonds	—	—	2,976	56	2,976	56

Total securities available for sale	$11,602	$50	$12,215	$168	$23,817	$218

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,013	$14	$—	$—	$4,013	$14
U.S. Gov’t agencies	16,692	128	5,048	60	21,740	188
GSE-Mortgage-backed securities and CMO’s	15,620	290	7,230	259	22,850	549
State and political	465	3	—	—	465	3
Corporate bonds	4,566	55	798	16	5,364	71

Total securities available for sale	$41,356	$490	$13,076	$335	$54,432	$825

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$1,906	$5	$—	$—	$1,906	$5
State and political	3,318	5	—	—	3,318	5
Corporate bonds	1,312	20	—	—	1,312	20

Total securities held to maturity	$6,536	$30	$—	$—	$6,536	$30

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At June 30, 2016, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2016 by remaining contractual maturity are as follows:

	June 30, 2016
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U. S. Treasury
Due after one but within five years	4,022	4,067	1.13%

	4,022	4,067	1.13%

U.S. Government agencies
Due after one but within five years	22,885	23,127	1.20%
Due after five but within ten years	7,439	7,491	1.95%
Due after ten years	9,368	9,303	1.63%

	39,692	39,921	1.44%

Mortgage-backed securities
Due after one but within five years	3,810	3,855	1.97%
Due after five but within ten years	4,426	4,434	2.21%
Due after ten years	21,239	21,362	1.96%

	29,475	29,651	2.00%

State and political subdivisions
Due after one but within five years	1,879	1,988	4.78%
Due after five but within ten years	1,603	1,624	6.31%
Due after ten years	10,723	10,738	2.30%

	14,205	14,350	3.08%

Corporate Bonds
Due after one but within five years	2,841	2,841	2.15%
Due after five but within ten years	2,219	2,193	1.50%

	5,060	5,034	1.86%

Total Securities available for sale
Due after one but within five years	35,437	35,878	1.54%
Due after five but within ten years	15,687	15,742	2.40%
Due after ten years	41,330	41,403	1.97%

	$92,454	$93,023	1.88%

	June 30, 2016
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	1,848	1,866	2.49%

	1,848	1,866	2.49%

State and political subdivisions
Due after one but within five years	1,528	1,563	2.24%
Due after five but within ten years	5,469	5,652	2.74%

	6,997	7,215	2.63%

Corporate Bonds
Due after one but within five years	3,300	3,363	2.76%

	3,300	3,363	2.76%

Total Securities held for maturity
Due after one but within five years	4,828	4,926	2.60%
Due after five but within ten years	7,317	7,518	2.68%

	$12,145	$12,444	2.65%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Commercial
Commercial	$55,112	$52,311
Real estate - commercial	104,696	101,198
Other real estate construction loans	22,124	17,692
Noncommercial
Real estate 1-4 family construction	4,474	5,629
Real estate - residential	81,216	83,379
Home equity	50,873	49,420
Consumer loans	9,953	8,982
Other loans	1,777	1,481

	330,225	320,092
Less:
Allowance for loan losses	(2,706)	(2,884)
Deferred loan (fees) costs, net	70	40

Loans held for investment, net	$327,589	$317,248

Note 7 - Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and six month period ended June 30, 2016 and 2015, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Balance, beginning of period	$1,315	$1,794	$1,310	$1,716
Provision (recovery) charged to operations	11	(228)	71	(289)
Charge-offs	—	(21)	(62)	(61)
Recoveries	20	8	27	187

Net (charge-offs)	20	(13)	(35)	126

Balance at end of period	$1,346	$1,553	$1,346	$1,553

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Balance, beginning of period	$1,495	$1,935	$1,574	$2,022
Provision (recovery) charged to operations	(123)	(7)	(241)	(8)
Charge-offs	(64)	(184)	(80)	(301)
Recoveries	52	30	107	61

Net (charge-offs)	(12)	(154)	27	(240)

Balance at end of period	$1,360	$1,774	$1,360	$1,774

Total	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Balance, beginning of period	$2,810	$3,729	$2,884	$3,738
Provision (recovery) charged to operations	(112)	(235)	(170)	(297)
Charge-offs	(64)	(205)	(142)	(362)
Recoveries	72	38	134	248

Net (charge-offs)	8	(167)	(8)	(114)

Balance at end of period	$2,706	$3,327	$2,706	$3,327

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2016 and December 31, 2015:

June 30, 2016
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$17	$809	$1,329	$181,123	$1,346	$181,932
Non-Commercial	180	4,589	1,180	143,774	1,360	148,363

Total	$197	$5,398	$2,509	$324,897	$2,706	$330,295

December 31, 2015
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$18	$1,019	$1,292	$170,182	$1,310	$171,201
Non-Commercial	163	4,459	1,411	144,472	1,574	148,931

Total	$181	$5,478	$2,703	$314,654	$2,884	$320,132

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

June 30, 2016
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$42	$—	$42	$55,070	$55,112	$—
Real estate - commercial	13	20	33	104,663	104,696	—
Other real estate construction	—	193	193	21,931	22,124	—
Real estate 1-4 family construction	—	—	—	4,474	4,474	—
Real estate - residential	967	783	1,750	79,536	81,286	—
Home equity	125	42	167	50,706	50,873	—
Consumer loans	28	—	28	9,925	9,953	—
Other loans	—	—	—	1,777	1,777	—

Total	$1,175	$1,038	$2,213	$328,082	$330,295	$—

December 31, 2015
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$46	$34	$80	$52,231	$52,311	$—
Real estate - commercial	74	—	74	101,124	101,198	—
Other real estate construction	110	195	305	17,387	17,692	—
Real estate construction	—	—	—	5,629	5,629	—
Real estate - residential	1,580	541	2,121	81,298	83,419	—
Home equity	75	13	88	49,332	49,420	—
Consumer loan	39	—	39	8,943	8,982	—
Other loans	—	—	—	1,481	1,481	—

Total	$1,924	$783	$2,707	$317,425	$320,132	$—

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

The Company had $1.3 million in foreclosed residential real estate and $433,000 of residential real estate in process of foreclosure at June 30, 2016.

The composition of nonaccrual loans by class as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
	(dollars in thousands)

Commercial	$—	$34
Real estate - commercial	20	—
Other real estate construction	193	195
Real estate 1 – 4 family construction	—	—
Real estate – residential	783	541
Home equity	42	13
Consumer loans	—	—
Other loans	—	—

	$1,038	$783

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2016 and December 31, 2015:

June 30, 2016
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$53,522	$1,569	$21	$—	$55,112
Real estate - commercial	99,364	2,734	2,598	—	104,696
Other real estate construction	19,642	1,949	533	—	22,124
Real estate 1 - 4 family construction	4,474	—	—	—	4,474
Real estate - residential	69,565	9,231	2,490	—	81,286
Home equity	49,574	1,254	45	—	50,873
Consumer loans	9,795	154	4	—	9,953
Other loans	1,777	—	—	—	1,777

Total	$307,713	$16,891	$5,691	$—	$330,295

December 31, 2015
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$52,096	$130	$85	$—	$52,311
Real estate - commercial	97,506	1,161	2,531	—	101,198
Other real estate construction	15,163	1,994	535	—	17,692
Real estate 1 - 4 family construction	5,526	103	—	—	5,629
Real estate - residential	71,736	9,398	2,285	—	83,419
Home equity	48,195	1,209	16	—	49,420
Consumer loans	8,583	394	5	—	8,982
Other loans	1,481	—	—	—	1,481

Total	$300,286	$14,389	$5,457	$—	$320,132

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2016 and December 31, 2015 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2016 and December 31, 2015:

June 30, 2016
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$55,112	$—	$55,112
Real estate - commercial	104,676	20	104,696
Other real estate construction	21,931	193	22,124
Real estate 1 – 4 family construction	4,474	—	4,474
Real estate – residential	80,503	783	81,286
Home equity	50,831	42	50,873
Consumer loans	9,953	—	9,953
Other loans	1,777	—	1,777

Total	$329,257	$1,038	$330,295

December 31, 2015
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$52,277	$34	$52,311
Real estate - commercial	101,198	—	101,198
Other real estate construction	17,497	195	17,692
Real estate 1 – 4 family construction	5,629	—	5,629
Real estate – residential	82,878	541	83,419
Home equity	49,407	13	49,420
Consumer loans	8,982	—	8,982
Other loans	1,481	—	1,481

Total	$319,349	$783	$320,132

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2016 and December 31, 2015.

June 30, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$32	$—	$32	$2
Real estate - commercial	479	187	292	9
Other real estate construction	836	193	105	6
Real estate 1 - 4 family construction	10	—	10	—
Real estate - residential	4,445	1,599	2,846	168
Home equity	57	37	20	12
Consumer loans	77	69	8	—
Other loans	—	—	—	—

Total	$5,936	$2,085	$3,313	$197

December 31, 2015
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$97	$80	$17	$2
Real estate - commercial	620	498	122	9
Other real estate construction	840	195	107	7
Real estate 1 - 4 family construction	13	—	13	—
Real estate - residential	4,343	1,507	2,836	163
Home equity	28	28	—	—
Consumer loans	75	75	—	—
Other loans	—	—	—	—

Total	$6,016	$2,383	$3,095	$181

	Three Months ended June 30, 2016		Three Months ended June 30, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$33	$1	$72	$2
Real estate - commercial	557	9	1,511	12
Other real estate construction	299	2	276	—
Real estate 1- 4 family construction	10	—	17	—
Real estate - residential	4,552	53	5,209	50
Home equity	62	1	61	1
Consumer loans	79	1	26	—
Other loans	—	—	—	—

Total	$5,592	$67	$7,172	$65

	Six Months ended June 30, 2016		Six Months ended June 30, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$54	$1	$81	$3
Real estate - commercial	578	19	1,551	28
Other real estate construction	300	3	316	1
Real estate 1- 4 family construction	11	—	18	—
Real estate - residential	4,482	111	5,239	101
Home equity	51	1	57	1
Consumer loans	78	3	40	1
Other loans	—	—	—	—

Total	$5,554	$138	$7,302	$135

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

At June 30, 2016, the Company had $4.4 million in TDR’s outstanding, of which all were on an accruing basis with the exception of one loan for $230,000.

For the three and six months ended June 30, 2016 and 2015, the following table presents a breakdown of the types of concessions made by loan class:

	For the three months ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	289	238
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	40	30
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$329	$268

	For the three months ended June, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$48	$29
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	217	216
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$265	$245

	For the six months ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	289	238
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	40	30
Home equity	—	—	—
Consumer loans	1	9	9
Other loans	—	—	—

Total	3	$338	$277

	For the six months ended June, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$48	$29
Real estate - commercial	1	265	124
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	406	398
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$719	$551

During the twelve months ended June 30, 2016 and June 30, 2015, there were no TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $164,000 in the allowance for loan loss as of June 30, 2016, as a direct result of these TDRs. At June 30, 2015, there was $186,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of June 30, 2016 and 2015:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2016

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal Other	3	212	8	374	—	—	2	58

Total	3	$212	8	$374	—	$—	2	$58

June 30, 2015

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal Other	—	—	9	1,298	—	—	—	—

Total	—	$—	9	$1,298	—	$—	—	$—

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

The bank’s risk of loss with unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured.

At June 30, 2016, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$93,077
Credit card commitments	9,738
Standby letters of credit	1,737

Total commitments	$104,552

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,067	$4,067	$—	$—
US Government Agencies	39,921	—	39,921	—
GSE - Mortgage-backed securities and CMO’s	29,651	—	29,651	—
State and political subdivisions	14,350	—	14,350	—
Corporate bonds	5,034	—	5,034	—

Total assets at fair value	$93,023	$4,067	$88,956	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,012	$4,012	$—	$—
US Gov’t	36,070	—	36,070	—
Mortgage-backed securities and CMO’s	29,773	—	29,773	—
State and political subdivisions	14,039	—	14,039	—
Corporate bonds	5,364	—	5,364	—

Total assets at fair value	$89,258	$4,012	$85,246	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost of sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,309	$—	$—	$3,309
Other real estate owned	2,327	—	—	2,327

Total assets at fair value	$5,636	$—	$—	$5,636

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,108	$—	$—	$3,108
Other real estate owned	2,909	—	—	2,909

Total assets at fair value	$6,017	$—	$—	$6,017

Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2016
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Expected loss rates	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2015
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Expected loss rates	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At June 30, 2016, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 - Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2016 and December 31, 2015, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2016 and December 31, 2015:

June 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$51,121	$51,217	$47,137	$4,080	$—
Securities available for sale	93,023	93,023	4,067	88,956	—
Securities held to maturity	12,145	12,444	—	12,444	—
Loans held for investment, net	327,589	325,420	—	—	325,420
Loans held for sale	2,270	2,270	—	2,270	—
Restricted stock	1,052	1,052	1,052	—	—
Accrued interest receivable	1,473	1,473	—	—	1,473

FINANCIAL LIABILITIES
Deposits	$462,069	$442,305	$—	$442,305	$—
Short-term borrowings	1,931	1,931	—	1,931	—
Long-term borrowings	7	7	—	7	—
Junior subordinated debt	9,534	9,681	—	—	9,681
Accrued interest payable	154	154	—	—	154

December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$68,933	$68,973	$65,198	$3,775	$—
Securities available for sale	89,258	89,258	4,012	85,246	—
Securities held to maturity	11,242	11,242	—	11,242	—
Loans held for investment, net	317,248	313,649	—	—	313,649
Loans held for sale	5,922	5,922	—	5,922	—
Restricted stock	1,040	1,040	1,040	—	—
Accrued interest receivable	1,564	1,564	—	—	1,564

FINANCIAL LIABILITIES
Deposits	$467,733	$442,619	$—	$442,619	$—
Short-term borrowings	5,758	5,758	—	5,758	—
Long-term borrowings	13	13	—	13
Junior subordinated debt	9,534	9,688	—	—	9,688
Accrued interest payable	168	168	—	—	168

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1 with the exception of time deposits due from banks that are in Level 2.

•	Securities available for sale – Securities available for sale are carried at fair value based on quoted and observable market prices and are recorded in Levels 1 and 2. Also see discussion in Note 5.

•	Securities held to maturity – Securities held to maturity are carried at amortized cost and are recorded in Level 2.

•	Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made and carried in level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•	Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.

•	Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 2. The fair value of deposits does not consider any customer related intangibles.

•	Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Junior Subordinated debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At June 30, 2016, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, they were deemed to have no current fair value. See Note 9.

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

In February 2016, the FASB issued ASU 2016-02, “Leases, topic 842 (“ASU 2016-02”)”.This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard and we will adopt during the first quarter of 2019.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the impact of the new guidance on the Company’s consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015.

During the six months ended June 30, 2016, the Company’s total assets decreased $7.0 million, from $532.2 million to $525.3 million.

Cash and cash equivalents decreased $17.8 million during the six months ended June 30, 2016. Cash and due from banks decreased $831,000, while interest-earning deposits with banks decreased $17.0 million. These decreases are directly related to the decreases in deposits, as well as an increase in loans held for investment of $10.2 million for the first six months of 2016.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $4.7 million to $105.2 million for the six month period ended June 30, 2016. During the second quarter of 2016, the Company, in a continued effort to reduce our extension risk in a rising interest rate environment, made the decision to sell $10 million of investment securities. The Company realized a net gain of $337,000 on these transactions. At June 30, 2016, the Company had net unrealized gains on the securities available for sale of $569,000.

Loans held for investment increased from $320.1 million to $330.3 million, an increase of $10.2 million. The real estate one-to-four family construction and real estate residential segments of the loan portfolio decreased during the first six months of 2016 with the real estate residential experiencing the largest decline of 2.59%, or $2.2 million. The Company experienced growth in the remaining segments of its loan portfolio during the first six months of 2016, with other real estate construction having the largest increase of 25.05%. Loans held for sale decreased 61.67%, or $3.7 million. The allowance for loan losses was $2.7 million at June 30, 2016, which represented 0.81% of the loan portfolio.

Other changes in our consolidated assets are related to premises and equipment, interest receivable, restricted stock, bank owned life insurance, other real estate owned, prepaid assets and other assets. Bank owned life insurance increased $58,000, while premises and equipment decreased $189,000. Accrued interest receivable declined $91,000. Restricted stock, which is comprised of Federal Home Loan Bank stock and Federal Reserve Bank stock, increased $12,000. Federal Home Loan Bank member institutions are required to increase or decrease their ownership as their utilization of FHLB borrowings changes. The Company’s required ownership in FHLB stock increased $12,000, while the Company’s required ownership in Federal Reserve Bank stock remained at $507,000 during the first six months of 2016. Other real estate owned decreased $638,000. During the six months ended June 30, 2016, the Company sold thirteen pieces of property totaling $753,000. The Company recorded net valuation write-down adjustments of $34,000. Other assets increased $352,000.

Customer deposits, our primary funding source, experienced a $5.7 million decrease during the six month period ended June 30, 2016, decreasing from $467.7 million to $462.1 million. Demand noninterest bearing checking increased $13.5 million and savings deposits increased $1.9 million. This increase was offset by declines in interest checking and money market accounts of $8.3 million, time deposits of $250,000 and over of $1.1 million and other time deposits of $11.6 million.

Total borrowings decreased $3.8 million for the period and consist of both short-term and long-term borrowed funds.

Other liabilities increased from $5.8 million at December 31, 2015 to $6.9 million at June 30, 2016, an increase of $1.1 million.

At June 30, 2016, total shareholders’ equity was $44.8 million, an increase of $1.5 million from December 31, 2015. Net income for the six month period was $1.2 million. Unrealized gains and losses on investment securities, net of tax, increased $588,000. The Company also repurchased common stock totaling $49,000. The Company paid $281,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $710,000 for the three months ended June 30, 2016, as compared to $660,000 for the three months ended June 30, 2015, an increase of $50,000. Net income available to common shareholders was $562,000 or $0.08 per common share at June 30, 2016, compared to $513,000 or $0.07 per common share at June 30, 2015. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended June 30, 2016 was $4.1 million compared to $4.0 million for the three months ended June 30, 2015, an increase of $73,000. During the second quarter, the volume of interest-earning assets increased versus a decline in volume of interest-bearing liabilities by $184,000. The average yield on our interest–earning assets decreased seven basis points to 3.80%, while the average rate we paid for our interest-bearing liabilities decreased twelve basis points to 0.35%. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. The interest rate floor feature has allowed the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. The aforementioned changes resulted in an increase of five basis points in our interest rate spread, from 3.39% in the second quarter of 2015 to 3.44% in the second quarter of 2016. Our net interest margin was 3.51% and 3.48% for the comparable periods in 2016 and 2015, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2016 and 2015:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2016	2015	2016	2015	2016	2015
Interest-earning assets:
Taxable securities	$86,756	$100,597	$322	$394	1.49%	1.57%
Nontaxable securities (1)	19,536	12,291	126	87	4.20%	4.58%
Short-term investments	47,081	46,917	72	42	0.62%	0.36%
Taxable loans	313,290	301,344	3,787	3,836	4.86%	5.11%
Non-taxable loans (1)	16,919	14,021	109	102	4.18%	4.70%

Total interest-earning assets	483,582	475,170	4,416	4,461	3.80%	3.87%

Interest-bearing liabilities:
Interest-bearing deposits	359,939	363,670	182	294	0.20%	0.32%
Short-term borrowed funds	2,991	3,113	8	15	1.08%	1.93%
Long-term debt	9,541	10,844	137	137	5.78%	5.07%

Total interest bearing liabilities	372,471	377,627	327	446	0.35%	0.47%

Net interest spread	$111,111	$97,543	$4,089	$4,015	3.44%	3.39%

Net interest margin (1) (% of earning assets)					3.51%	3.48%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was a recovery of ($112,000) for the three months ending June 30, 2016 compared to a recovery of ($235,000) for the same period in 2015. There were net loan recoveries of $8,000 for the three months ended June 30, 2016, as compared with net loan charge-offs of $167,000 during the same period of 2015. Refer to the Asset Quality discussion on page 36 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income increased $672,000 for the three month period ending June 30, 2016 as compared to the same period in 2015. The primary factor contributing to the overall increase was an increase in income from mortgage loan sales of $466,000, increasing from $492,000 for the quarter ended June 30, 2015 to $958,000 for the same period in 2016. During 2015, the Company expanded its mortgage operation into a neighboring market. This expansion and the resulting increase in mortgage loan origination volume was the driving force behind the growth in income from loan sales. Service charges on deposit accounts produced revenue of $289,000, a decrease of $22,000 for the three months ended June 30, 2016. The primary factor leading to this decrease was a decrease in NSF (non-sufficient funds) fees for the comparable periods. Other service fees and commissions experienced a $114,000 or 11.04% increase for the comparable three month period, primarily due to an increase in brokerage commissions and asset management fees. The Company realized gains on the sale of investment securities during the three months ended June 30, 2016 of $337,000 as compared to realized gains of $277,000 for the same period in 2015.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2016 was $6.0 million compared to $5.5 million for the same period of 2015, an increase of $532,000. Salaries and employee benefits, the largest component of noninterest expense, increased $377,000 for the quarter ending June 30, 2016. The majority of this increase is attributable to the increase in staffing related to the expansion of the mortgage department. Professional fees and services increased $45,000 during the three months ending June 30, 2016 as compared to the same period in 2015. FDIC deposit insurance premiums declined $12,000 for the comparable periods. Foreclosed real estate expense decreased $57,000 for the three months ending June 30, 2016 compared to same period in 2015. Foreclosed real estate expenses have improved $57 thousand for the quarter when compared to the same period of 2015, and $99 thousand when comparing 2016 year-to-date to the same period of 2015. We continue to focus on reducing the number of properties through sales, which lowers the ongoing maintenance expense, as well as the annual taxes and insurance. Other noninterest expense increased $97,000 for the comparable three-month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended June 30,
	2016	2015
	(in thousands)

Postage	$48	$56
Telephone and data lines	41	39
Insurance	119	140
Shareholder relations expense	34	33
Dues and subscriptions	55	47
Other	449	334

Total	$746	$649

Income Tax Expense

The Company had income tax expense of $344,000 for the three months ended June 30, 2016 at an effective tax rate of 32.57% compared to income tax expense of $303,000 with an effective tax rate of 31.46% in the 2015 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. The corporate rate for the State of North Carolina declined from 5% in 2015 to 4% in 2016. However, even with this reduction in the state tax rate, the effective tax rate increased as we had less interest income from tax free bonds. The overall nominal expense also increased in relation to the additional $90,000 of income before taxes for the second quarter of 2016 compared to 2015.

Comparison of Results of Operations For the Six Months Ended June 30, 2016 and 2015.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.2 million for the six months ended June 30, 2016, as compared to $1.3 million for the six months ended June 30, 2015, a decrease of $77,000. Net income available to common shareholders was $925,000 or $0.13 per common share for the six months ended June 30, 2016, compared to $1.0 million or $0.14 per common share for the six months ended June 30, 2015. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2016 was $8.2 million compared to $8.0 million for six months ending June 30, 2015. During the six months ending June 30, 2016, the volume of interest-earning assets increased, outpacing the decline in volume of interest-bearing liabilities by $309,000. The average yield on our interest–earning assets declined three basis points to 3.83%, while the average rate we paid for our interest-bearing liabilities decreased nine basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in an increase of five basis points in our interest rate spread to 3.45% for the first six months of 2016, compared to 3.40% for the first six months of 2015. Our net interest margin was 3.53% and 3.49% for the comparable six month periods in 2016 and 2015, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a stronger interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2016 and 2015:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2016	2015	2016	2015	2016	2015
Interest-earning assets:
Taxable securities	$84,104	$104,624	$650	$811	1.55%	1.56%
Nontaxable securities (1)	19,216	12,728	249	169	4.20%	4.31%
Short-term investments	49,791	47,147	158	79	0.64%	0.34%
Taxable loans	310,374	298,674	7,575	7,646	4.91%	5.16%
Non-taxable loans (1)	16,953	13,491	220	202	4.21%	4.87%

Total interest-earning assets	480,438	476,664	8,852	8,907	3.83%	3.86%

Interest-bearing liabilities:
Interest-bearing deposits	360,411	368,433	396	593	0.22%	0.32%
Short-term borrowed funds	4,290	3,508	29	27	1.41%	1.55%
Long-term debt	9,545	10,703	273	272	5.75%	5.12%

Total interest bearing liabilities	374,246	382,644	698	892	0.38%	0.47%

Net interest spread	$106,192	$94,020	$8,154	$8,015	3.45%	3.39%

Net interest margin (1) (% of earning assets)					3.53%	3.49%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34% tax rate in 2016.

Provision and Allowance for Loan Losses

The Company recovered $(170,000) for the six months ending June 30, 2016 compared to $(297,000) recovered for the same period in 2015. There were net loan charge-offs of $8,000 for the six months ended June 30, 2016 as compared with net loan charge-offs of $114,000 during the same period of 2015. Refer to the Asset Quality discussion on page 36 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long term success. Total noninterest income increased $1.1 million for the six month period ending June 30, 2016 as compared to the same period in 2015. Income from mortgage loan sales was $1.7 million for the six months ended June 30, 2016 compared to $993,000 for the same period in 2015. Service charges on deposit accounts produced revenue of $595,000 for the six months ended June 30, 2016, a decrease of $46,000 compared to the same period in 2015. Other service fees and commissions experienced a 5.7% increase for the comparable six month period. This increase was directly related to brokerage commissions and asset management fees increasing. The Company realized gains on sale of other assets of $32,000 for the six months ended June 30, 2016 compared to realized losses of $5,000 for the same period in 2015. Gains realized on the sale of securities were $542,000 for the first six months in 2016 compared to $502,000 for the same period in 2015.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2016 was $12.0 million compared to $10.7 million for the same period of 2015; an increase of $1.2 million. Salaries and employee benefits, the largest component of noninterest expense, increased $848,000 for the six months ending June 30, 2016. The majority of this increase is attributable to the increase in staffing and commissions paid related to the expansion of the mortgage department. Professional fees and services increased $86,000 during the six months ending June 30, 2016 as compared to the same period in 2015. FDIC deposit insurance premiums also declined $28,000 for the comparable periods. Foreclosed real estate expense decreased $99,000 for the six months ending June 30, 2016 compared to the same period in 2015. The driver of this decline is the overall decline in outstanding other real estate owned. Other noninterest expense increased $294,000 for the comparable six month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)

Postage	$100	$102
Telephone and data lines	84	84
Insurance expense	230	269
Shareholder relations expense	67	88
Dues and subscriptions	97	85
Other	856	512

Total	$1,434	$1,140

Income Tax Expense

The Company had income tax expense of $517,000 for the six months ended June 30, 2016 resulting in an effective tax rate of 29.72%, compared to income tax expense of $576,000 and an effective rate of 30.75% in the 2015 period.

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

Management uses a risk-grading program designed to evaluate the credit risk in the loan portfolio. In this program, risk grades are initially assigned by loan officers then reviewed and monitored by credit administration. This process includes the maintenance of an internally classified loan list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. Because of this process, certain loans are deemed to be impaired and evaluated as an impaired loan.

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

At June 30, 2016 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $5.4 million compared to $5.5 million at December 31, 2015, a net decrease of $80,000. Total nonaccrual loans, which are a component of impaired loans, increased from $783,000 at December 31, 2015 to $1.0 million at June 30, 2016. During the six months of 2016, six relationships totaling $440,000 were added to impaired loans. These additions were offset in part by two impaired relationships totaling $62,000 being charged off and net pay downs of $59,000.

The allowance expressed as a percentage of gross loans held for investment decreased seven basis points from 0.88% at December 31, 2015 to 0.81% at June 30, 2016. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.86% at December 31, 2015 and 0.77% at June 30, 2016, while the individually evaluated allowance as a percentage of individually evaluated loans increased from 3.30% to 3.65% for the same periods. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third party vendor representing a one-year loss horizon for each obligor. The Company updates the data inputs into the model; specifically the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the credit scores which is one of the components used within the allowance model semi-annually, during the first and third quarters. The probability of default associated with each credit score is the major driver in the overall decrease in the allowance for loan losses, thus reducing the balance of the allowance.

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 0.24% at December 31, 2015, to 0.31% at June 30, 2016.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $588,000 during the second quarter of 2016. The Company sold nine pieces of foreclosed property totaling $711,000 realizing a gain of $7,000. The Company had no write-downs or changes in reserves on the remaining existing property. There were no loans foreclosed on during the second quarter.

Restructured loans at June 30, 2016 totaled $4.4 million compared to $4.5 million at December 31, 2015 and are included in impaired loans. At June 30, 2016, there was one restructured loan for $230,000 in nonaccrual status. The remainder were accruing.

The following table shows the comparison of nonperforming assets at June 30, 2016 to December 31, 2015:

Nonperforming Assets

(dollars in thousands)

	June 30, 2016	December 31, 2015
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,038	783
Other real estate owned	4,356	4,994

Total nonperforming assets	$5,394	$5,777

Allowance for loans losses	$2,706	$2,884
Nonperforming loans to total loans	0.31%	0.24%
Allowance for loan losses to total loans	0.81%	0.90%
Nonperforming assets to total assets	1.03%	1.09%
Allowance for loan losses to nonperforming loans	260.69%	368.23%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at June 30, 2016, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $58.5 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $23.8 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $11.5 million at June 30, 2016, compared to $15.3 million at December 31, 2015.

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

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2016, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the new rules.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.5 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2016, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the second quarter of 2016. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2016.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
April 1, 2016 Through April 30, 2016	—	$—	—	$—
May 1, 2016 Through May 31, 2016	5,853	$4.50	—	$—
June 1, 2016 Through June 30, 2016	3,810	$4.43	—	$—

Total	9,663	$4.47	—	$—

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.2	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 9, 2016	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 9, 2016	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, in XBRL (eXtensible Business Reporting Language) (7)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (Reg. No. 33-58882).
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the Fiscal year ended 1999.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Fiscal year ended 2009.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-Q for the Quarter ended June 30, 2011.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.