Form 10-Q
period 2016-09-30
UWHARRIE CAPITAL CORP
filed 2016-11-08
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,925,408 shares of common stock outstanding as of October 26, 2016.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1	Financial Statements

	September 30, 2016 (Unaudited)	December 31, 2015*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,400	$7,038
Interest-earning deposits with banks	49,187	61,895
Securities available for sale, at fair value	100,513	89,258
Securities held to maturity, at amortized cost (fair value $12,289 and $11,242, respectively)	12,023	11,242
Loans held for sale	2,538	5,922
Loans:
Loans held for investment	344,542	320,132
Less allowance for loan losses	(2,849)	(2,884)
Net loans held for investment	341,693	317,248
Premises and equipment, net	14,224	14,666
Interest receivable	1,520	1,564
Restricted stock	1,052	1,040
Bank owned life insurance	6,861	6,762
Other real estate owned	4,435	4,994
Prepaid assets	1,007	764
Other assets	9,759	9,809
Total assets	$552,212	$532,202

LIABILITIES
Deposits:
Demand noninterest-bearing	$104,877	$92,524
Interest checking and money market accounts	274,591	252,345
Savings deposits	41,865	40,436
Time deposits, $250,000 and over	7,337	8,148
Other time deposits	60,385	74,280
Total deposits	489,055	467,733
Short-term borrowed funds	1,786	5,758
Long-term debt	9,537	9,547
Interest payable	150	168
Other liabilities	6,884	5,682
Total liabilities	507,412	488,888

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,925,408 and 6,983,017	8,657	8,729
Common stock distributable	173
Additional paid-in capital	12,571	12,308
Undivided profits	12,586	11,893
Accumulated other comprehensive income (loss)	197	(212)
Total Uwharrie Capital shareholders’ equity	34,184	32,718
Noncontrolling interest	10,616	10,596
Total shareholders’ equity	44,800	43,314
Total liabilities and shareholders’ equity	$552,212	$532,202

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,025	$3,936	$11,820	$11,784
Investment securities
US Treasury	11	33	34	184
US Government agencies and corporations	313	331	939	991
State and political subdivisions	125	121	375	290
Interest-earning deposits with banks and federal funds sold	78	47	236	126
Total interest income	4,552	4,468	13,404	13,375

Interest Expense
Interest checking and money market accounts	82	69	229	207
Savings deposits	12	12	35	33
Time deposits, $250,000 and over	14	25	44	49
Other time deposits	59	176	255	586
Short-term borrowed funds	3	17	32	44
Long-term debt	139	139	412	411
Total interest expense	309	438	1,007	1,330
Net interest income	4,243	4,030	12,397	12,045
Provision for (recovery of) loan losses	240	(323)	70	(620)
Net interest income after provision (recovery of) for loan losses	4,003	4,353	12,327	12,665

Noninterest Income
Service charges on deposit accounts	309	338	904	979
Other service fees and commissions	1,055	1,040	3,330	3,055
Gain/(loss) on sale of securities (includes reclassification of $2,000 $0, $544,000 and $502,000 from accumulated other comprehensive income)	2	—	544	502
Gain (loss) on fixed assets and other assets	(1)	5	(3)	—
Income from mortgage loan sales	1,111	706	2,769	1,699
Other income	117	161	389	309
Total noninterest income	2,593	2,250	7,933	6,544

Noninterest Expense
Salaries and employee benefits	3,626	3,460	10,792	9,778
Net occupancy expense	327	272	850	824
Equipment expense	159	184	488	524
Data processing costs	161	194	529	553
Office supplies and printing	34	58	117	160
Foreclosed real estate expense	29	144	204	418
Professional fees and services	171	173	541	457
Marketing and donations	224	221	651	592
Electronic banking expense	303	265	884	775
Software amortization and maintenance	174	142	508	426
FDIC insurance	86	85	257	284
Other noninterest expense	534	621	1,934	1,761
Total noninterest expense	5,828	5,819	17,755	16,552
Income before income taxes	768	784	2,505	2,657
Income taxes (includes reclassification $1,000, $0, $210,000 and $194,000 from accumulated other comprehensive income)	228	223	745	799
Net income	$540	$561	$1,760	$1,858

Consolidated net income	$540	$561	$1,760	$1,858
Less: net income attributable to noncontrolling Interest	(149)	(149)	(444)	(442)
Net income attributable to Uwharrie Capital Corp	391	412	1,316	1,416
Dividends – preferred stock	—	—	—	—
Net income (loss) available to common shareholders	$391	$412	$1,316	$1,416
Net income (loss) per common share
Basic	$0.06	$0.06	$0.19	$0.20
Diluted	$0.06	$0.06	$0.19	$0.20
Weighted average shares outstanding
Basic	7,095,112	7,174,221	7,111,733	7,212,308
Diluted	7,095,112	7,174,221	7,111,733	7,212,308

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Net Income	$540	$561	$1,760	$1,858

Unrealized gain (loss) on available for sale securities	(268)	555	1,165	493
Related tax effect	90	(188)	(422)	(191)
Reclassification of (gain) loss recognized in net income	(2)	—	(544)	(502)
Related tax effect	1	—	210	194

Total other comprehensive income (loss)	(179)	367	409	(6)

Comprehensive income	361	928	2,169	1,852

Less: Comprehensive income attributable to noncontrolling interest	(149)	(149)	(444)	(442)

Comprehensive income (loss) attributable to Uwharrie Capital	$212	$779	$1,725	$1,410

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2015	6,983,017	$8,729	$—	$12,308	$11,893	$(212)	$10,596	$43,314
Net Income	—	—	—	—	1,316	—	444	1,760
2% stock dividend declaration	—	—	173	450	(623)
Repurchase of common stock	(57,609)	(72)	—	(187)	—	—	—	(259)
Other comprehensive Income	—	—	—	—	—	409	—	409
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(313)	(313)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2016	6,925,408	$8,657	$173	$12,571	$12,586	$197	$10,616	$44,800

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,760	$1,858
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation	615	690
Net amortization of security premiums/discounts AFS	745	767
Net amortization of security premiums/discounts HTM	103	102
Net amortization of mortgage servicing rights	756	513
Impairment of foreclosed real estate	15	217
Provision/ (recovery) of loan losses	70	(620)
Net realized gain on sales / calls available for sales securities	(544)	(502)
Income from mortgage loan sales	(2,769)	(1,699)
Proceeds from sales of loans held for sale	88,222	48,436
Origination of loans held for sale	(82,825)	(45,008)
(Gain)/ loss on sale of premises, equipment & other assets	3	—
Increase in cash surrender value of life insurance	(98)	(88)
(Gain) on sales of foreclosed real estate	(20)	(114)
Net change in interest receivable	44	281
Net change in other assets	(256)	(582)
Net change in interest payable	(18)	(4)
Net change in other liabilities	1,202	1,077
Net cash provided by operating activities	7,005	5,324

Cash flows from investing activities
Proceeds from sales, maturities and calls of securities available for sale	28,763	40,533
Proceeds from sales, maturities and calls of securities held to maturity	143	154
Purchase of securities available for sale	(39,597)	(24,910)
Purchase of securities held to maturity	(1,027)	(6,034)
Net (increase) in loans	(24,515)	(13,923)
Proceeds from sales of premise, equipment and other assets	150	—
Purchase of premises and equipment	(324)	(584)
Proceeds from sales of foreclosed real estate	880	1,623
Investment in other assets	(468)	(409)
Net change in restricted stock	(12)	(2)
Net cash used by investing activities	(36,007)	(3,552)

Cash flows from financing activities
Net decrease in deposit accounts	21,322	5,914
Net increase (decrease) in short-term borrowed funds	(3,972)	547
Net decrease in long-term debt	(10)	(8)
Repurchase of common stock	(260)	(324)
Dividend and discount accretion on noncontrolling interest	(424)	(422)
Net cash provided by financing activities	16,656	5,707
Increase (decrease) in cash and cash equivalents	(12,346)	7,479
Cash and cash equivalents, beginning of period	68,933	50,791
Cash and cash equivalents, end of period	$56,587	$58,270

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,025	$1,334
Income taxes paid	252	451
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(410)	$(6)
Loans transferred to foreclosed real estate	315	1,803
Mortgage servicing rights capitalized	756	488
Net Change in ESOP liability	—	(561)

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

The following table presents the changes in accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

	Unrealized holding gains on available-for-sale securities (net)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)

Beginning Balance	$376	$(68)	$(212)	$305

Other Comprehensive income (loss) before reclassifications, net of $90,000, ($188,000), ($422,000) and ($191,000) tax effect, respectively	(178)	367	743	302

Amounts reclassified from accumulated other comprehensive income, net of $1,000, $0, $210,000 and $194,000 tax effect	(1)	—	(334)	(308)

Net current-period other comprehensive income (loss)	(179)	367	409	(6)

Ending Balance	$197	$299	$197	$299

Note 3 – Noncontrolling Interest

In January 2013, the Company’s subsidiary banks issued a total of $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation and name change.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 4 – Per Share Data

On October 18, 2016, the Company’s Board of Directors declared a 2% stock dividend payable on November 23, 2016 to shareholders of record on November 9, 2016. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 12,859 shares of common stock at both September 30, 2016 and December 31, 2015. All of these options were anti-dilutive.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Weighted average number of common shares outstanding	7,095,112	7,174,221	7,111,733	7,212,308

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,095,112	7,174,221	7,111,733	7,212,308

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,020	$25	$—	$4,045
U.S. Government agencies	42,872	155	75	42,952
GSE - Mortgage-backed securities and CMO’s	34,101	271	142	34,230
State and political subdivisions	14,164	119	40	14,243
Corporate bonds	5,057	10	24	5,043
Total securities available for sale	$100,214	$580	$281	$100,513

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,757	$28	$—	$1,785
State and political subdivisions	6,985	173	—	7,158
Corporate bonds	3,281	65	—	3,346
Total securities held to maturity	$12,023	$266	$—	$12,289

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,026	$—	$14	$4,012
U.S. Government agencies	36,159	99	188	36,070
GSE - Mortgage-backed securities and CMO’s	30,269	53	549	29,773
State and political subdivisions	13,691	351	3	14,039
Corporate bonds	5,435	—	71	5,364
Total securities available for sale	$89,580	$503	$825	$89,258

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,911	$—	$5	$1,906
State and political subdivisions	5,993	30	5	6,018
Corporate bonds	3,338	—	20	3,318
Total securities held to maturity	$11,242	$30	$30	$11,242

At both September 30, 2016 and December 31, 2015, the Company owned Federal Reserve Bank stock reported at cost of $507,000and Federal Home Loan Bank Stock (FHLB) of $545,000 and $533,000, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2016.

Results from sales of securities available for sale for the three and nine month periods ended September 30, 2016 and September 30, 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$20,225	$29,739

Realized gains from sales	$2	$—	$544	$502
Realized losses from sales	—	—	—	—
Net realized gains	$2	$—	$544	$502

There were no sales of securities during the three months ended September 30, 2016; however, a $2 thousand adjustment from a second quarter security sale transaction was realized during the third quarter.

At September 30, 2016 and December 31, 2015, securities available for sale with a carrying amount of $77.9 million and $68.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At September 30, 2016, the unrealized losses on available for sale securities less than twelve months related to three government agency bonds, six government sponsored enterprise (GSE) mortgage backed securities, and four state and political bonds. The Company had six government agency bonds, three GSE mortgage backed securities, and two corporate bonds that had been in a loss position for more than twelve months. At September 30, 2016, there were no unrealized losses on held to maturity securities. At December 31, 2015, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury, five government agency bonds, eight government sponsored enterprise (GSE) mortgage backed securities, two corporate bonds and one state and political subdivision bond. At December 31, 2015, the unrealized losses on held to maturity securities related to one government agency security, two corporate bonds and two state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Gov’t agencies	$7,094	$18	$4,422	$57	$11,516	$75
GSE-Mortgage-backed securities and CMO’s	8,837	70	4,371	72	13,208	142
State and political	7,187	40	—	—	7,187	40
Corporate bonds	—	—	3,005	24	3,005	24
Total securities available for sale	$23,118	$128	$11,798	$153	$34,916	$281

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,013	$14	$—	$—	$4,013	$14
U.S. Gov’t agencies	16,692	128	5,048	60	21,740	188
GSE-Mortgage-backed securities and CMO’s	15,620	290	7,230	259	22,850	549
State and political	465	3	—	—	465	3
Corporate bonds	4,566	55	798	16	5,364	71
Total securities available for sale	$41,356	$490	$13,076	$335	$54,432	$825

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$1,906	$5	$—	$—	$1,906	$5
State and political	3,318	5	—	—	3,318	5
Corporate bonds	1,312	20	—	—	1,312	20
Total securities held to maturity	$6,536	$30	$—	$—	$6,536	$30

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At September 30, 2016, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2016 by remaining contractual maturity are as follows:

	September 30, 2016
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U. S. Treasury
Due after one but within five years	$4,020	$4,045	1.13%
	4,020	4,045	1.13%
U.S. Government agencies
Due after one but within five years	25,213	25,344	1.24%
Due after five but within ten years	8,344	8,339	1.97%
Due after ten years	9,315	9,269	1.35%
	42,872	42,952	1.40%
Mortgage-backed securities
Due after one but within five years	3,557	3,602	1.98%
Due after five but within ten years	13,564	13,678	2.04%
Due after ten years	16,980	16,950	1.93%
	34,101	34,230	1.98%
State and political subdivisions
Due after one but within five years	1,873	1,962	4.78%
Due after five but within ten years	1,604	1,619	6.31%
Due after ten years	10,687	10,662	2.30%
	14,164	14,243	3.08%
Corporate Bonds
Due after one but within five years	2,839	2,832	2.15%
Due after five but within ten years	2,218	2,211	1.50%
	5,057	5,043	1.86%
Total Securities available for sale
Due after one but within five years	37,502	37,785	1.54%
Due after five but within ten years	25,730	25,847	2.24%
Due after ten years	36,982	36,881	1.89%
	$100,214	$100,513	1.85%

	September 30, 2016
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	$1,757	$1,785	2.49%
	1,757	1,785	2.49%
State and political subdivisions
Due after one but within five years	2,956	3,007	2.21%
Due after five but within ten years	4,029	4,151	2.95%
	6,985	7,158	2.63%
Corporate Bonds
Due after one but within five years	3,281	3,346	2.76%
	3,281	3,346	2.76%
Total Securities held for maturity
Due after one but within five years	6,237	6,353	2.50%
Due after five but within ten years	5,786	5,936	2.81%
	$12,023	$12,289	2.65%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Commercial
Commercial	$54,878	$52,311
Real estate - commercial	109,498	101,198
Other real estate construction loans	27,219	17,692
Noncommercial
Real estate 1-4 family construction	4,794	5,629
Real estate - residential	85,258	83,379
Home equity	51,403	49,420
Consumer loans	9,715	8,982
Other loans	1,732	1,481
	344,497	320,092
Less:
Allowance for loan losses	(2,849)	(2,884)
Deferred loan (fees) costs, net	45	40

Loans held for investment, net	$341,693	$317,248

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and nine-month periods ended September 30, 2016 and 2015, respectively:

Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)

Balance, beginning of period	$1,346	$1,553	$1,310	$1,716
Provision (recovery) charged to operations	271	(212)	342	(501)
Charge-offs	(69)	(18)	(131)	(79)
Recoveries	12	10	39	197
Net (charge-offs)	(57)	(8)	(92)	118
Balance at end of period	$1,560	$1,333	$1,560	$1,333

Non-Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)

Balance, beginning of period	$1,360	$1,774	$1,574	$2,022
Provision (recovery) charged to operations	(31)	(111)	(272)	(119)
Charge-offs	(118)	(84)	(198)	(385)
Recoveries	78	49	185	110
Net (charge-offs)	(40)	(35)	(13)	(275)
Balance at end of period	$1,289	$1,628	$1,289	$1,628

Total	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)

Balance, beginning of period	$2,706	$3,327	$2,884	$3,738
Provision (recovery) charged to operations	240	(323)	70	(620)
Charge-offs	(187)	(102)	(329)	(464)
Recoveries	90	59	224	307
Net (charge-offs)	(97)	(43)	(105)	(157)
Balance at end of period	$2,849	$2,961	$2,849	$2,961

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2016 and December 31, 2015:

September 30, 2016
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$17	$1,087	$1,543	$190,508	$1,560	$191,595
Non-Commercial	108	4,749	1,181	148,198	1,289	152,947

Total	$125	$5,836	$2,724	$338,706	$2,849	$344,542

December 31, 2015
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$18	$1,019	$1,292	$170,182	$1,310	$171,201
Non-Commercial	163	4,459	1,411	144,472	1,574	148,931

Total	$181	$5,478	$2,703	$314,654	$2,884	$320,132

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

September 30, 2016
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$13	$—	$13	$54,865	$54,878	$—
Real estate - commercial	89	395	484	109,014	109,498	—
Other real estate construction	—	191	191	27,028	27,219	—
Real estate 1-4 family construction	—	—	0	4,794	4,794	—
Real estate - residential	1,226	576	1,802	83,501	85,303	—
Home equity	75	22	97	51,306	51,403	—
Consumer loans	98	—	98	9,617	9,715	—
Other loans	—	—	—	1,732	1,732	—

Total	$1,501	$1,184	$2,685	$341,857	$344,542	$—

December 31, 2015
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$46	$34	$80	$52,231	$52,311	$—
Real estate - commercial	74	—	74	101,124	101,198	—
Other real estate construction	110	195	305	17,387	17,692	—
Real estate construction	—	—	0	5,629	5,629	—
Real estate - residential	1,580	541	2,121	81,298	83,419	—
Home equity	75	13	88	49,332	49,420	—
Consumer loan	39	—	39	8,943	8,982	—
Other loans	—	—	0	1,481	1,481	—

Total	$1,924	$783	$2,707	$317,425	$320,132	$—

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

The Company had $1.4 million in foreclosed residential real estate and $347,000 of residential real estate in process of foreclosure at September 30, 2016.

The composition of nonaccrual loans by class as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
	(dollars in thousands)

Commercial	$—	$34
Real estate - commercial	395	—
Other real estate construction	191	195
Real estate 1 – 4 family construction	—	—
Real estate – residential	576	541
Home equity	22	13
Consumer loans	—	—
Other loans	—	—
	$1,184	$783

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2016 and December 31, 2015:

September 30, 2016
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$53,579	$1,279	$20	$—	$54,878
Real estate - commercial	104,956	2,051	2,491	—	109,498
Other real estate construction	24,766	1,922	531	—	27,219
Real estate 1 - 4 family construction	4,794	—	—	—	4,794
Real estate - residential	73,930	9,251	2,122	—	85,303
Home equity	50,363	1,015	25	—	51,403
Consumer loans	9,562	150	3	—	9,715
Other loans	1,732	—	—	—	1,732

Total	$323,682	$15,668	$5,192	$—	$344,542

December 31, 2015
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$52,096	$130	$85	$—	$52,311
Real estate - commercial	97,506	1,161	2,531	—	101,198
Other real estate construction	15,163	1,994	535	—	17,692
Real estate 1 - 4 family construction	5,526	103	—	—	5,629
Real estate - residential	71,736	9,398	2,285	—	83,419
Home equity	48,195	1,209	16	—	49,420
Consumer loans	8,583	394	5	—	8,982
Other loans	1,481	—	—	—	1,481

Total	$300,286	$14,389	$5,457	$—	$320,132

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2016 and December 31, 2015 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2016 and December 31, 2015:

September 30, 2016
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$54,878	$—	$54,878
Real estate - commercial	109,103	395	109,498
Other real estate construction	27,028	191	27,219
Real estate 1 – 4 family construction	4,794	—	4,794
Real estate – residential	84,727	576	85,303
Home equity	51,381	22	51,403
Consumer loans	9,715	—	9,715
Other loans	1,732	—	1,732

Total	$343,358	$1,184	$344,542

December 31, 2015
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$52,277	$34	$52,311
Real estate - commercial	101,198	—	101,198
Other real estate construction	17,497	195	17,692
Real estate 1 – 4 family construction	5,629	—	5,629
Real estate – residential	82,878	541	83,419
Home equity	49,407	13	49,420
Consumer loans	8,982	—	8,982
Other loans	1,481	—	1,481

Total	$319,349	$783	$320,132

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2016 and December 31, 2015.

September 30, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$30	$—	$30	$2
Real estate - commercial	761	471	290	9
Other real estate construction	834	192	104	6
Real estate 1 - 4 family construction	8	—	8	—
Real estate - residential	4,640	2,269	2,371	108
Home equity	36	36	—	—
Consumer loans	65	65	—	—
Other loans	—	—	—	—

Total	$6,374	$3,033	$2,803	$125

December 31, 2015
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$97	$80	$17	$2
Real estate - commercial	620	498	122	9
Other real estate construction	840	195	107	7
Real estate 1 - 4 family construction	13	—	13	—
Real estate - residential	4,343	1,507	2,836	163
Home equity	28	28	—	—
Consumer loans	75	75	—	—
Other loans	—	—	—	—

Total	$6,016	$2,383	$3,095	$181

	Three Months ended September 30, 2016		Three Months ended September 30, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$31	—	$83	—
Real estate - commercial	620	9	968	14
Other real estate construction	297	1	270	1
Real estate 1- 4 family construction	9	1	16	1
Real estate - residential	4,542	65	4,639	53
Home equity	46	—	51	—
Consumer loans	71	2	24	—
Other loans	—	—	—	—

Total	$5,616	$78	$6,051	$69

	Nine Months ended September 30, 2016		Nine Months ended September 30, 2015
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$48	$1	$81	$3
Real estate - commercial	624	28	1,374	42
Other real estate construction	299	4	304	2
Real estate 1- 4 family construction	11	1	18	1
Real estate - residential	4,522	176	5,037	154
Home equity	47	1	55	1
Consumer loans	74	5	36	1
Other loans	—	—	—	—

Total	$5,625	$216	$6,905	$204

Note 8 – Troubled Debt Restructures

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification involves providing a concession to the existing loan contract. The Company offers various types of concessions when modifying loans to troubled borrowers, however, forgiveness of principal is rarely granted. Concessions offered are term extensions, capitalizing accrued interest, reducing interest rates to below current market rates or a combination of any of these. Combinations from time to time may include allowing a customer to be placed on interest-only payments. The presentations below in the “other” category are TDRs with a combination of concessions. At the time of a TDR, additional collateral or a guarantor may be requested.

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

At September 30, 2016, the Company had $4.1 million in TDRs outstanding, of which all were on an accruing basis.

For the three and nine months ended September 30, 2016 and 2015, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	226	214
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$226	$214

For the three months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	76	76
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	1	$76	$76

For the nine months ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	555	482
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$555	$482

	For the nine months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$48	$29
Real estate - commercial	1	265	123
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	5	482	471
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	7	$795	$623

During the twelve months ended September 30, 2016 and September 30, 2015, there were no TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $106,000 in the allowance for loan loss as of September 30, 2016, as a direct result of these TDRs. At September 30, 2015, there was $188,000 in the allowance for loan loss related to TDRs.

The following table presents the successes and failures of the types of modifications within the previous twelve months as of September 30, 2016 and 2015:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2016

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal Other	6	433	8	501	—	—	4	59

Total	6	$433	8	$501	—	$—	4	$59

September 30, 2015

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal Other	—	—	7	795	—	—	—	—

Total	—	$—	7	$795	—	$—	—	$—

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

The bank’s risk of loss with unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The bank uses the same credit policies in making commitments under such instruments as it does for on-

balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured.

At September 30, 2016, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$84,397
Credit card commitments	9,718
Standby letters of credit	1,658
Total commitments	$95,773

Additionally, during the third quarter of 2016 Uwharrie Bank entered into a five-year operating lease for commercial property. The term expires on September 30, 2021. The annual cost of the lease is $151,875 with a 2.625% annual adjustor.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,045	$4,045	$—	$—
US Government Agencies	42,952	—	42,952	—
GSE - Mortgage-backed securities and CMO’s	34,230	—	34,230	—
State and political subdivisions	14,243	—	14,243	—
Corporate bonds	5,043	—	5,043	—

Total assets at fair value	$100,513	$4,045	$96,468	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,012	$4,012	$—	$—
US Gov’t	36,070	—	36,070	—
Mortgage-backed securities and CMO’s	29,773	—	29,773	—
State and political subdivisions	14,039	—	14,039	—
Corporate bonds	5,364	—	5,364	—

Total assets at fair value	$89,258	$4,012	$85,246	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,870	$—	$—	$2,870
Other real estate owned	2,309	—	—	2,309
Total assets at fair value	$5,179	$—	$—	$5,179

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,108	$—	$—	$3,108
Other real estate owned	2,909	—	—	2,909

Total assets at fair value	$6,017	$—	$—	$6,017
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2016
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2015
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At September 30, 2016, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2016 and December 31, 2015 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2016 and December 31, 2015:

September 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$56,587	$56,673	$54,097	$2,576	$—
Securities available for sale	100,513	100,513	4,045	96,468	—
Securities held to maturity	12,023	12,289	—	12,289	—
Loans held for investment, net	341,693	341,169	—	—	341,169
Loans held for sale	2,538	2,556	—	2,556	—
Restricted stock	1,052	1,052	1,052	—	—
Accrued interest receivable	1,520	1,520	—	—	1,520

FINANCIAL LIABILITIES
Deposits	$489,055	$466,243	$—	$466,243	$—
Short-term borrowings	1,786	1,786	—	1,786	—
Long-term borrowings	3	3	—	3	—
Junior subordinated debt	9,534	9,680	—	—	9,680
Accrued interest payable	150	150	—	—	150

December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$68,933	$68,973	$65,198	$3,775	$—
Securities available for sale	89,258	89,258	4,012	85,246	—
Securities held to maturity	11,242	11,242	—	11,242	—
Loans held for investment, net	317,248	313,649	—	—	313,649
Loans held for sale	5,922	5,922	—	5,922	—
Restricted stock	1,040	1,040	1,040	—	—
Accrued interest receivable	1,564	1,564	—	—	1,564

FINANCIAL LIABILITIES
Deposits	$467,733	$442,619	$—	$442,619	$—
Short-term borrowings	5,758	5,758	—	5,758	—
Long-term borrowings	13	13	—	13
Junior subordinated debt	9,534	9,688	—	—	9,688
Accrued interest payable	168	168	—	—	168

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

At September 30, 2016, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the bank is expected to receive. This amount is deemed immaterial by management. See Note 9.

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

In February 2016, the FASB issued ASU 2016-02, “Leases, Topic 842 (“ASU 2016-02”)”. This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard, which we anticipate we will adopt during the first quarter of 2019.

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

Subsequent Events

On October 18, 2016, the Company’s Board of Directors declared a 2% stock dividend payable on November 23, 2016 to shareholders of record on November 9, 2016. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015.

During the nine months ended September 30, 2016, the Company’s total assets increased $20.0 million, from $532.2 million to $552.2 million.

Cash and cash equivalents decreased $12.3 million during the nine months ended September 30, 2016. Cash and due from banks increased $362 thousand, while interest-earning deposits with banks decreased $12.7 million. These decreases are directly related to the increase in the investment portfolio, as well as an increase in loans held for investment of $24.4 million for the first nine months of 2016.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $12.0 million to $112.5 million for the nine-month period ended September 30, 2016. During the third quarter of 2016, the Company made the decision to purchase $10 million of investment securities in a continued effort to maintain the diversity of the investment portfolio. At September 30, 2016, the Company had net unrealized gains on securities available for sale of $299,000.

Loans held for investment increased from $320.1 million to $344.5 million, an increase of $24.4 million or 7.62%. The Company experienced growth in all segments of its loan portfolio during the first nine months of 2016, with the exception of one to four family real estate construction, which declined $835 thousand. Other real estate construction has the largest increase in the portfolio of 53.85% or $9.5 million. Loans held for sale decreased 57.14%, or $3.4 million. The allowance for loan losses was $2.8 million at September 30, 2016, which represented 0.82% of the loan portfolio.

Other changes in our consolidated assets are primarily related to premises and equipment, bank owned life insurance, and other real estate owned. Bank owned life insurance increased $99,000 from earnings on the insurance investments while premises and equipment decreased $442,000 from depreciation combined with the sale of a building that was bank-owned property. Other real estate owned decreased $559,000. During the nine months ended September 30, 2016, the Company sold eighteen pieces of property totaling $878,000. The Company recorded net valuation write-down adjustments of $40,000.

Customer deposits, our primary funding source, experienced a $21.3 million increase during the nine-month period ended September 30, 2016, increasing from $467.7 million to $489.1 million or 4.58%. Demand noninterest bearing checking increased $12.4 million, interest checking and money market accounts increased $22.2 million, and savings deposits increased $1.4 million. This increase was offset by declines in time deposits of $250 thousand and over of $811 thousand and other time deposits of $13.9 million.

Total borrowings decreased $4.0 million for the period and consist of both short-term and long-term borrowed funds.

Other liabilities increased from $5.8 million at December 31, 2015 to $7.0 million at September 30, 2016, an increase of $1.2 million.

At September 30, 2016, total shareholders’ equity was $44.8 million, an increase of $1.5 million from December 31, 2015. Net income for the nine-month period was $1.7 million. Unrealized gains and losses on investment securities, net of tax, increased by $409 thousand. The Company also repurchased common stock totaling $260 thousand. The Company paid $424 thousand in dividends attributed to noncontrolling interest.

On October 18, 2016, the Company’s Board of Directors declared a 2% stock dividend payable on November 23, 2016 to shareholders of record on November 9, 2016. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $540,000 for the three months ended September 30, 2016, as compared to $561,000 for the three months ended September 30, 2015, a decrease of $21,000. Net income available to common shareholders was $391,000 or $0.06 per common share at September 30, 2016, compared to $412,000 or $0.06 per common share at September 30, 2015. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended September 30, 2016 was $4.2 million compared to $4.0 million for the three months ended September 30, 2015, an increase of $213 thousand. During the third quarter, the average yield on our interest–earning assets decreased six basis points to 3.75%, while the average rate we paid for our interest-bearing liabilities decreased fourteen basis points to 0.32%. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. The interest rate floor feature has allowed the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. The aforementioned changes resulted in an increase of seven basis points in our interest rate spread, from 3.35% in the third quarter of 2015 to 3.42% in the third quarter of 2016. Our net interest margin was 3.48% and 3.43% for the comparable periods in 2016 and 2015, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2016 and 2015:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2016	2015	2016	2015	2016	2015
Interest-earning assets:
Taxable securities	$87,217	$94,959	$324	$398	1.48%	1.66%
Nontaxable securities (1)	19,440	14,072	125	87	4.20%	3.95%
Short-term investments	48,799	50,003	78	47	0.64%	0.37%
Taxable loans	327,457	302,786	3,929	3,834	4.77%	5.02%
Non-taxable loans (1)	15,296	15,989	96	102	4.18%	4.08%
Total interest-earning assets	498,209	477,809	4,552	4,468	3.75%	3.81%

Interest-bearing liabilities:
Interest-bearing deposits	370,622	365,743	167	282	0.18%	0.31%
Short-term borrowed funds	2,183	2,968	3	17	0.55%	2.27%
Long-term debt	9,538	11,382	139	139	5.80%	4.85%
Total interest bearing liabilities	382,343	380,093	309	438	0.32%	0.46%

Net interest spread	$115,866	$97,716	$4,243	$4,030	3.42%	3.35%

Net interest margin (1) (% of earning assets)					3.48%	3.44%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was $240,000 for the three months ending September 30, 2016 compared to a recovery of ($323,000) for the same period in 2015. There were net loan charge-offs of $97,000 for the three months ended September 30, 2016, as compared with net loan charge-offs of $43,000 during the same period of 2015. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our revenue base is of major importance in our long term success. Total noninterest income increased $343,000 for the three-month period ending September 30, 2016 as compared to the same period in 2015. The primary factor contributing to the overall increase was an increase in income from mortgage loan sales of $405,000, increasing from $706,000 for the quarter ended September 30, 2015 to $1.1 million for the same period in 2016. During 2015, the Company expanded its mortgage operation into a neighboring market. This expansion and the resulting increase in mortgage loan origination volume was the driving force behind the growth in income from loan sales. Service charges on deposit accounts produced revenue of $309,000, a decrease of $29,000 for the three months ended September 30, 2016. The primary factor leading to this decrease was a decrease in NSF (non-sufficient funds) fees for the comparable periods.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2016 was $5.8 million compared to the same value for the same period of 2015. Salaries and employee benefits, the largest component of noninterest expense, increased $166,000 for the quarter ending September 30, 2016. The majority of this increase is attributable to the increase in staffing and commissions related to the expansion of the mortgage department. Foreclosed real estate expense decreased $115,000 for the three months ending September 30, 2016 compared to the same period in 2015. We continue to focus on reducing the number of foreclosed properties through sales, which lowers the ongoing maintenance expense, as well as the annual taxes and insurance. Other noninterest expense decreased $87,000 for the comparable three-month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended September 30,
	2016	2015
	(in thousands)

Postage	$45	$46
Telephone and data lines	41	40
Insurance	134	124
Shareholder relations expense	33	18
Dues and subscriptions	49	42
Other	232	351
Total	$534	$621

Income Tax Expense

The Company had income tax expense of $228,000 for the three months ended September 30, 2016 at an effective tax rate of 29.69% compared to income tax expense of $223,000 with an effective tax rate of 28.44% in the 2015 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. The effective tax rate increased as we had less interest income from tax-free bonds and loans.

During the third quarter of 2016, period ended September 30, 2016, the North Carolina State tax rate dropped to 3%, which called for a rate revaluation of our deferred tax asset. The impact is immaterial to the presented financials.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.8 million for the nine months ended September 30, 2016, as compared to $1.9 million for the nine months ended September 30, 2015, a decrease of $98,000. Net income available to common shareholders was $1.3 million or $0.19 per common share for the nine months ended September 30, 2016, compared to $1.4 million or $0.20 per common share for the nine months ended September 30, 2015. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2016 was $12.4 million compared to $12.0 million for the nine months ending September 30, 2015. During the nine months ending September 30, 2016, the volume of interest-earning assets increased, outpacing the decline in volume of interest-bearing liabilities by $628,000. The average yield on our interest–earning assets declined six basis points to 3.80%, while the average rate we paid for our interest-bearing liabilities decreased eleven basis points. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in an increase of five basis points in our interest rate spread to 3.44% for the first nine months of 2016, compared to 3.39% for the first nine months of 2015. Our net interest margin was 3.52% and 3.48% for the comparable nine-month periods in 2016 and 2015, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a stronger interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2016 and 2015:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2016	2015	2016	2015	2016	2015
Interest-earning assets:
Taxable securities	$85,149	$99,979	$973	$1,175	1.53%	1.57%
Nontaxable securities (1)	19,291	14,569	375	290	4.20%	4.98%
Short-term investments	49,458	48,109	235	126	0.63%	0.35%
Taxable loans	316,102	300,062	11,506	11,453	4.86%	5.10%
Non-taxable loans (1)	16,405	14,330	315	331	4.21%	4.28%
Total interest-earning assets	486,405	477,049	13,404	13,375	3.80%	3.86%

Interest-bearing liabilities:
Interest-bearing deposits	363,839	367,527	563	875	0.21%	0.32%
Short-term borrowed funds	3,582	3,326	32	44	1.19%	1.77%
Long-term debt	9,543	10,932	412	411	5.77%	5.02%
Total interest bearing liabilities	376,964	381,785	1,007	1,330	0.36%	0.47%

Net interest spread	$109,441	$95,264	$12,397	$12,045	3.44%	3.39%

Net interest margin (1) (% of earning assets)					3.52%	3.48%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34% tax rate in 2016.

Provision and Allowance for Loan Losses

The Company had a provision of $70,000 for the nine months ending September 30, 2016 compared to $(620,000) recovered for the same period in 2015. There were net loan charge-offs of $105,000 for the nine months ended September 30, 2016 as compared with net loan charge-offs of $156,000 during the same period of 2015. Refer to the Asset Quality discussion beginning on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long-term success. Total noninterest income increased $1.4 million for the nine-month period ending September 30, 2016 as compared to the same period in 2015. Income from mortgage loan sales was $2.8 million for the nine months ended September 30, 2016 compared to $1.7 million for the same period in 2015. Service charges on deposit accounts produced revenue of $904,000 for the nine months ended September 30, 2016, a decrease of $75,000 compared to the same period in 2015. Other service fees and commissions experienced a 9.0% increase for the comparable nine-month period. This increase was directly related to increased brokerage commissions. Gains realized on the sale of securities were $544,000 for the first nine months in 2016 compared to $502,000 for the same period in 2015.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2016 was $17.8 million compared to $16.6 million for the same period of 2015; an increase of $1.2 million. Salaries and employee benefits, the largest component of noninterest expense, increased $1.0 million for the nine months ending September 30, 2016. The majority of this increase is attributable to the increase in staffing and commissions paid related to the expansion of the mortgage department. Electronic banking expense increased $109,000 during the nine months ending September 30, 2016 as compared to the same period in 2015. Professional fees and services increased $84,000 during the nine months ending September 30, 2016 as compared to the same period in 2015. FDIC deposit insurance premiums declined $27,000 for the comparable periods. Foreclosed real estate expense decreased $214,000 for the nine months ending September 30, 2016 compared to the same period in 2015. The driver of this decline is the overall decline in outstanding other real estate owned. Other noninterest expense increased $173,000 for the comparable nine-month periods. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Postage	$145	$148
Telephone and data lines	125	124
Insurance expense	364	393
Shareholder relations expense	100	106
Dues and subscriptions	146	127
Other	1,054	863
Total	$1,934	$1,761

Income Tax Expense

The Company had income tax expense of $745,000 for the nine months ended September 30, 2016 resulting in an effective tax rate of 29.74%, compared to income tax expense of $799,000 and an effective rate of 30.07% in the 2015 period.

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

At September 30, 2016 the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $5.8 million compared to $5.5 million at December 31, 2015, a net increase of $358,000. Total nonaccrual loans, which are a component of impaired loans, increased from $783,000 at December 31, 2015 to $1.2 million at September 30, 2016. During the nine months of 2016, six relationships totaling $1.3 million were added to impaired loans. These additions were offset in part by three impaired relationships totaling $95,000 being charged off and net pay downs of $123,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased seven basis points from 0.90% at December 31, 2015 to 0.83% at September 30, 2016. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans decreased from 0.86% at December 31, 2015 to 0.80% at September 30, 2016, which is attributable to an increase in non-impaired loans of $24.1 million as a result of net loan growth. Intuitively growth in the loan portfolio would indicate an increase in the reserve; however, the overall quality of performing loans in the loan portfolio has improved.  New loan production has credit metrics that indicate a lower probability of default, thus lowering the expected loss associated with those credits compared to the overall loan portfolio. The combined (current book and new production) loan portfolio is less risky; therefore, as current loans contractually pay down and new production is booked – growing the overall portfolio, the allowance as a percentage of loans, declines, similar to the expected loss of the overall blended portfolio. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 3.31% to 2.14% for the same periods due to an increase of individually evaluated loans that are sufficiently collateralized, therefore requiring no additional allowance. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data, acquired from a third-party vendor representing a one-year loss horizon for each obligor. The Company updates the data inputs into the model; specifically, the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the credit scores which is one of the components used within the allowance model semi-annually, during the first and third quarters. The probability of default associated with each credit score is the major driver in the overall decrease in the allowance for loan losses, thus reducing the balance of the allowance.

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 0.24% at December 31, 2015, to 0.34% at September 30, 2016.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $559,000 during the third quarter of 2016. The Company sold five pieces of foreclosed property totaling $123,000 realizing a loss of ($14,000). The Company had no write-downs or changes in reserves on the remaining existing property, except an $18,000 decrease in reserves on one property where a small piece was sold. The majority of the property is still held by the Bank. There was one loan foreclosed on during the third quarter with a book value of $198,000.

Troubled debt restructured loans at September 30, 2016 totaled $4.1 million compared to $4.5 million at December 31, 2015 and are included in impaired loans. At September 30, 2016, there were no troubled debt restructured loans in nonaccrual status.

The following table shows the comparison of nonperforming assets at September 30, 2016 to December 31, 2015:

Nonperforming Assets

(dollars in thousands)

	September 30, 2016	December 31, 2015
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,184	783
Other real estate owned	4,435	4,994
Total nonperforming assets	$5,619	$5,777

Allowance for loans losses	$2,849	$2,884
Nonperforming loans to total loans	0.34%	0.24%
Allowance for loan losses to total loans	0.83%	0.90%
Nonperforming assets to total assets	1.02%	1.09%
Allowance for loan losses to nonperforming loans	240.51%	368.23%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at September 30, 2016, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $52.7 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $26.3 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $9.5 million at September 30, 2016, compared to $15.3 million at December 31, 2015.

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

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2016, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the new rules.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2016, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2016. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2016.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
July 1, 2016 Through July 31, 2016	—	$—	—	$—
August 1, 2016 Through August 31, 2016	24,623	$4.46	—	$—
September 1, 2016 Through September 30, 2016	22,123	$4.62	—	$—
Total	46,746	$4.54	—	$—

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, in XBRL (eXtensible Business Reporting Language) (7)

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

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 8, 2016	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 8, 2016	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (1)

3.2	Registrant’s By-laws (6)

3.3	Articles of Amendment dated December 19, 2008 (5)

4.1	Form of stock certificate (1)

4.2	Form of Security Holders Agreement (8)

10.1	Incentive Stock Option Plan, as amended (1)

10.2	Employee Stock Ownership Plan and Trust (2)

10.3	2006 Incentive Stock Option Plan (3)

10.4	2006 Employee Stock Purchase Plan (3)

10.5	Amendment to the Employee Stock Ownership Plan and Trust (4)

10.6	Relocation Assistance Agreement dated February 9, 2009, between the Registrant and Brendan P. Duffey (6)

10.7	Nonqualified Deferred Compensation Plan and Supplemental Retirement Plan Agreement dated December 31, 2008, between the Registrant and Roger L. Dick, Brendan P. Duffey, and Christy D. Stoner (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, in XBRL (eXtensible Business Reporting Language) (7)

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