Form 10-K
period 2016-12-31
UWHARRIE CAPITAL CORP
filed 2017-03-01
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $30,164,193.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,050,315 shares of common stock outstanding as of February 21, 2017.

Documents Incorporated by Reference.

Portions of the Registrant’s 2016 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2016 and (ii) the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

PART I

Item 1.	Business

Uwharrie Capital Corp (the “Company”) is a North Carolina business corporation and registered bank holding company. The Company was organized on July 1, 1993 to become the bank holding company for Uwharrie Bank (the “Bank”), a North Carolina commercial bank, originally chartered on September 28, 1983 as Bank of Stanly, and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc (“BOS Agency”) and Gateway Mortgage, Inc., a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Uwharrie Investment Advisors, Inc., formally known as Strategic Investment Advisors, Inc., formed in 1999 and Uwharrie Mortgage, Inc. formed in 2004.

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

At December 31, 2016, the Company and related subsidiaries had 162 full-time and 19 part-time employees.

Business of the Bank

The Bank is a North Carolina chartered commercial bank, which was incorporated in 1983 and which commenced banking operations as Bank of Stanly on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates eight other banking offices and two loan production offices in Stanly County, Cabarrus County, Anson County and Mecklenburg County, North Carolina. The Bank is the only commercial bank headquartered in Stanly County.

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also offers Internet Banking, eBanking, mobile banking, 24-Hour Telephone Banking, and issues Visa ® Check Cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at the Bank’s nine branches and at most automated teller machines of other banks linked to the STAR ® or CIRRUS ® networks. The Bank offers credit cards under license from MasterCard ®. The Bank does not presently provide the services of a trust department.

Non-Bank Subsidiaries

The Bank has three wholly-owned subsidiaries, BOS Agency, Strategic Alliance and Gateway Mortgage, Inc. BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, during 1993, adopted its current name. It is registered with the SEC and licensed by the Financial Industry Regulatory Authority (“FINRA”) as a securities broker-dealer. Gateway Mortgage, Inc. is a mortgage brokerage company, acquired by the Bank in 2000.

The Company has two non-bank subsidiaries. Uwharrie Investment Advisors, Inc., which is registered as an investment advisor with the SEC, began operations on April 1, 1999 and provides portfolio management services to customers in the Charlotte

Metropolitan and Uwharrie Lakes Regions. The Company established Uwharrie Mortgage, Inc., a subsidiary to serve in the capacity of trustee and substitute trustee under deeds of trust, in 2004.

Competition

Commercial banking in North Carolina is extremely competitive, due in large part to early adoption of statewide and interstate branching laws. The Company encounters significant competition from a number of sources, including other bank holding companies, commercial banks, credit unions, and other financial institutions and financial intermediaries.

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

Exposure to Local Economic Conditions

The Company’s success is dependent to a significant extent upon economic conditions in Stanly, Anson, Cabarrus and Mecklenburg Counties, and more generally, in the Charlotte Metropolitan and Uwharrie Lakes Regions. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control. Economic recession over a prolonged period or other economic dislocation in the Charlotte Metropolitan and Uwharrie Lakes Regions could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company’s market area would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Under Federal Reserve policy and as has been codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.

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

At December 31, 2016 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.61% and 13.91%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2016 was 8.40% compared to 8.20% at December 31, 2015. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

•

“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 8% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

•	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 6% or a leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 4% or a leverage ratio of less than 3%; and
•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2016, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The regulatory capital framework under which the Company and the Bank operate has changed in significant respects as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. This rule began to apply to us and the Bank effective January 1, 2015.

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

FDIC Insurance Assessments

Assessments are paid by each Deposit Insurance Fund (DIF) member institution based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2016 and 2015 were $269,000 and $375,000, respectively.

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revised the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the DIF. This could, in turn, raise our future deposit insurance assessment costs. On the other hand, the law changed the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller commercial banks such as the Bank may otherwise have to pay in the future. The specific amount by which the new law’s combined changes will affect our deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2016 was 14 basis points per $100 of assessable deposits throughout the year. These assessments will continue until the debt matures in 2017 through 2019.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandates for public companies, such as Uwharrie Capital Corp, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $545,000 at December 31, 2016. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2016, our C&D concentration as a percentage of risk-based capital totaled 57.7% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 127.9%.

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

Evolving Legislation and Regulatory Action

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provided for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and those markets are fair, transparent and competitive.

On February 3, 2017, President Trump signed an executive order entitled “Presidential Executive Order on Core Principles for Regulating the United States Financial System.” The executive order requires the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council (including the Federal Reserve) and report to the president within 120 days of the date of the executive order on the extent to which existing laws, regulations, and other policies promote the core principles outlined in the order. The report must also identify any laws, regulations, and other policies that inhibit financial regulation in a manner consistent with the core principles. The extent to which this executive order may ultimately result in changes to financial services laws, regulations, and policies applicable to us is not currently known.

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

Item not required for smaller reporting companies.

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

In Cabarrus County, the Bank owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 South Main Street, Mt. Pleasant, North Carolina and also owns property adjacent to the Mt. Pleasant banking office located at 1480 South Main Street. The Bank owns an office at 700 North Church Street in Concord, North Carolina where it previously provided banking services and which currently serves as a loan production office.

In Anson County, the Bank owns its banking facility located at 211 South Greene Street, Wadesboro, North Carolina and also owns an ATM site at 426 East Caswell Street, Wadesboro, North Carolina. Anson purchased a lot in 2006 for a future branch location.

In Mecklenburg County, the Bank leases its loan production office located at 141 Providence Road, Charlotte, North Carolina.

All of the Bank’s existing offices are freestanding, fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Bank’s loan production offices and the Main Office in Albemarle, which does not have a drive-up facility.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2016 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

It is the philosophy of Uwharrie Capital Corp to promote a strong base of local shareholders. While bid and asked prices for the Company’s common stock are quoted on the OTC Pink marketplace through www.otcmarkets.com, operated by OTC Market Groups, Inc. and under the symbol UWHR, trading is limited and sporadic with most trades taking place in privately negotiated transactions. Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company has an independent valuation of its common stock performed on an annual basis and makes this valuation available to interested shareholders in order to promote fairness and market efficiency in privately negotiated transactions.

The following table summarizes the high and low quarterly trading prices for shares of the Company’s common stock as quoted on the OTC Pink marketplace for the periods indicated. The OTC Pink prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	2016		2015
	High	Low	High	Low
First Quarter	$4.50	$3.82	$3.40	$3.06
Second Quarter	$4.54	$4.31	$3.99	$3.08
Third Quarter	$4.71	$4.45	$4.25	$3.31
Fourth Quarter	$7.00	$4.70	$4.15	$3.46

Holders

On February 17, 2017, there were approximately 2,773 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2016 or 2015.  The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

In March 2014, the Company completed a private placement of fixed rate junior subordinated debt securities in an aggregate amount of $9.5 million. The debt securities have a final maturity date of March 31, 2014 and may be redeemed by the Company after March 31, 2019. The debt securities pay interest quarterly at an annual fixed rate of 5.75%. The debt securities were issued in a transaction not involving a public offering and were therefore exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of that act and Rule 506(b) of Regulation D promulgated thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2016.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2016 Through October 31, 2016	—	$—	—	$—
November 1, 2016 Through November 30, 2016	2,361	$4.91	—	$—
December 1, 2016 Through December 31, 2016	9,968	$5.02	—	$—
Total	12,329	$5.00	—	$—

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

Item 6.	Selected Financial Data

Item not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief

Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) 2013 Internal Control Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO 2013 Internal Control Integrated Framework, the Company believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

Date: March 1, 2017	/s/ Roger L. Dick
Roger L. Dick
Chief Executive Officer

Date: March 1, 2017	/s/ R. David Beaver, III
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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2016. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2016 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available at www.uwharrie.com.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,116	$5.03	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	13,116	$5.03	—

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2016, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation (filed herewith)

3(b)	Registrant’s By-laws (filed herewith)

3(c)	Articles of Amendment effective November 1, 1999 (filed herewith)

3(d)	Articles of Amendment effective May 31, 2000 (filed herewith)

3(e)	Articles of Amendment effective December 19, 2008 (1)

4(a)	Form of common stock certificate (filed herewith)

4(b)	Form of certificate for the Series A Preferred stock (1)

4(c)	Form of certificate for the Series B Preferred stock (1)

4(d)	Form of Security Holders Agreement (2)

10(a)	2006 Incentive Stock Option Plan, a compensatory plan (3)

10(b)	2006 Employee Stock Purchase Plan, a compensatory plan (3)

10(c)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Roger L. Dick, a compensatory plan (4)

10(d)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Brendan P. Duffey, a compensatory plan (4)

10(e)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and R. David Beaver, III, a compensatory plan (filed herewith)

10(f)	Change of Control Severance Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III, a compensatory plan (5)

10(g)	2015 Stock Grant Plan (6)

13	2016 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, in XBRL (eXtensible Business Reporting Language)

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2008.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Securities Exchange Commission on February 27, 2009.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 31, 2008.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.

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

/s/ Roger L. Dick	March 1, 2017
Roger L. Dick, Chief Executive Officer

/s/ R. David Beaver, III	March 1, 2017
R. David Beaver, III, Principal Financial Officer and Principal Accounting Officer

/s/ W. Stephen Aldridge, III	March 1, 2017
W. Stephen Aldridge, III, Director

/s/ Nadine B. Bowers	March 1, 2017
Nadine B. Bowers, Director

/s/ Joe S. Brooks	March 1, 2017
Joe S. Brooks, Director

/s/ Ronald T. Burleson	March 1, 2017
Ronald T. Burleson, Director

/s/ Bill C. Burnside, DDS	March 1, 2017
Bill C. Burnside, DDS, Director

/s/ James O. Campbell	March 1, 2017
James O. Campbell, Director

/s/ Raymond R. Cranford, Jr.	March 1, 2017
Raymond R. Cranford, Jr. Director

/s/ Tara G. Eudy	March 1, 2017
Tara G. Eudy, Director

/s/ Thomas M. Hearne, Jr.	March 1, 2017
Thomas M. Hearne, Jr., Director

/s/ Harvey H. Leavitt, III	March 1, 2017
Harvey H. Leavitt, III, Director

/s/ Samuel M. Leder	March 1, 2017
Samuel M. Leder, Director

/s/ W. Chester Lowder	March 1, 2017
W. Chester Lowder, Director

/s/ Cynthia L. Mynatt	March 1, 2017
Cynthia L. Mynatt, Director

/s/ James E. Nance	March 1, 2017
James E. Nance, Director

/s/ Frank A. Rankin, III	March 1, 2017
Frank A. Rankin, III, Director

/s/ S. Todd Swaringen	March 1, 2017
S. Todd Swaringen, Director

/s/ Dusty W. West	March 1, 2017
Dusty W. West, Director

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation (filed herewith)

3(b)	Registrant’s By-laws (filed herewith)

3(c)	Articles of Amendment effective November 1, 1999 (filed herewith)

3(d)	Articles of Amendment effective May 31, 2000 (filed herewith)

3(e)	Articles of Amendment effective December 19, 2008 (1)

4(a)	Form of common stock certificate (filed herewith)

4(b)	Form of certificate for the Series A Preferred stock (1)

4(c)	Form of certificate for the Series B Preferred stock (1)

4(d)	Form of Security Holders Agreement (2)

10(a)	2006 Incentive Stock Option Plan, a compensatory plan (3)

10(b)	2006 Employee Stock Purchase Plan, a compensatory plan (3)

10(c)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Roger L. Dick, a compensatory plan (4)

10(d)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Brendan P. Duffey, a compensatory plan (4)

10(e)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and R. David Beaver, III, a compensatory plan (filed herewith)

10(f)	Change of Control Severance Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III, a compensatory plan (5)

10(g)	2015 Stock Grant Plan (6)

13	2016 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, in XBRL (eXtensible Business Reporting Language)

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2008.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Securities Exchange Commission on February 27, 2009.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 31, 2008.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.