Form 10-Q
period 2017-03-31
UWHARRIE CAPITAL CORP
filed 2017-05-02
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,004,547 shares of common stock outstanding as of April 26, 2017.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1	Financial Statements

	March 31, 2017 (Unaudited)	December 31, 2016*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,012	$9,422
Interest-earning deposits with banks	57,375	36,546
Securities available for sale, at fair value	103,650	105,899
Securities held to maturity, at amortized cost (fair value $11,853 and $11,934, respectively)	11,814	11,990
Loans held for sale	1,315	5,823
Loans:
Loans held for investment	344,182	341,829
Less allowance for loan losses	(2,677)	(2,707)
Net loans held for investment	341,505	339,122
Premises and equipment, net	14,154	14,173
Interest receivable	1,599	1,629
Restricted stock	1,067	1,052
Bank owned life insurance	8,450	6,897
Other real estate owned	3,428	4,176
Prepaid assets	1,120	826
Other assets	10,658	10,675
Total assets	$563,147	$548,230

LIABILITIES
Deposits:
Demand noninterest-bearing	$118,679	$103,138
Interest checking and money market accounts	270,852	272,968
Savings deposits	44,478	42,452
Time deposits, $250,000 and over	7,478	7,472
Other time deposits	58,225	59,689
Total deposits	499,712	485,719
Short-term borrowed funds	2,631	2,674
Long-term debt	9,534	9,534
Interest payable	148	151
Other liabilities	7,112	6,627
Total liabilities	519,137	504,705

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,004,547 and 7,050,315	8,756	8,813
Additional paid-in capital	12,356	12,540
Undivided profits	13,338	12,867
Accumulated other comprehensive income (loss)	(1,069)	(1,318)
Total Uwharrie Capital shareholders’ equity	33,381	32,902
Noncontrolling interest	10,629	10,623
Total shareholders’ equity	44,010	43,525
Total liabilities and shareholders’ equity	$563,147	$548,230

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$3,990	$3,898
Investment securities
US Treasury	11	11
US Government agencies and corporations	375	316
State and political subdivisions	123	123
Interest-earning deposits with banks and federal funds sold	104	88
Total interest income	4,603	4,436

Interest Expense
Interest checking and money market accounts	84	72
Savings deposits	12	11
Time deposits, $250,000 and over	11	18
Other time deposits	47	113
Short-term borrowed funds	7	21
Long-term debt	135	136
Total interest expense	296	371
Net interest income	4,307	4,065
Provision for (recovery of) loan losses	(59)	(58)
Net interest income after provision (recovery of) for loan losses	4,366	4,123

Noninterest Income
Service charges on deposit accounts	289	306
Other service fees and commissions	1,197	1,128
Gain/(loss) on sale of securities (includes reclassification of $205,000 from accumulated other comprehensive income)	—	205
Income from mortgage loan sales	871	700
Other income	286	142
Total noninterest income	2,643	2,481

Noninterest Expense
Salaries and employee benefits	3,698	3,563
Net occupancy expense	304	257
Equipment expense	152	169
Data processing costs	182	180
Office supplies and printing	25	42
Foreclosed real estate expense	88	77
Professional fees and services	176	192
Marketing and donations	258	201
Electronic banking expense	325	311
Software amortization and maintenance	181	155
FDIC insurance	45	86
Other noninterest expense	701	688
Total noninterest expense	6,135	5,921
Income before income taxes	874	683
Income taxes (includes reclassification of $79,000 from accumulated other comprehensive income)	257	173
Net income	$617	$510

Consolidated net income	$617	$510
Less: net income attributable to noncontrolling Interest	(146)	(147)
Net income attributable to Uwharrie Capital Corp	471	363
Dividends – preferred stock	—	—
Net income (loss) available to common shareholders	$471	$363
Net income (loss) per common share
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Weighted average shares outstanding
Basic	7,045,090	7,122,677
Diluted	7,045,730	7,122,677

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net Income	$617	$510

Unrealized gain on available for sale securities	377	948
Related tax effect	(128)	(332)
Reclassification of loss recognized in net income	—	(205)
Related tax effect	—	79

Total other comprehensive income	249	490

Comprehensive income	866	1,000

Less: Comprehensive income attributable to noncontrolling interest	(146)	(147)

Comprehensive income attributable to Uwharrie Capital	$720	$853

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2016	7,050,315	$8,813	$12,540	$12,867	$(1,318)	$10,623	$43,525
Net Income	—	—	—	471	—	146	617
Repurchase of common stock	(45,768)	(57)	(184)	—	—	—	(241)
Other comprehensive Income	—	—	—	—	249	—	249
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2017	7,004,547	$8,756	$12,356	$13,338	$(1,069)	$10,629	$44,010

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Cash flows from operating activities
Net income	$617	$510
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation and amortization	217	222
Recovery of loan losses	(59)	(58)
Gain on sale of securities available for sale	—	(205)
Gain on sale of OREO	(7)	(27)
Net amortization of premium on investment securities AFS	230	218
Net amortization of premium on investment securities HTM	38	37
Net amortization of mortgage servicing rights	179	171
OREO write downs	48	34
Net change in:
Originations and purchases of mortgage loans for sale	(22,007)	(15,659)
Proceeds from sales of mortgage loans for sale	26,336	16,303
Accrued interest receivable	30	16
Prepaid Assets	(294)	(216)
Cash surrender value of life insurance	(28)	(30)
Miscellaneous other assets	(105)	(316)
Accrued interest payable	(3)	4
Miscellaneous other liabilities	485	454
Net cash provided by operating activities	5,677	1,458

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	—	10,246
Proceeds from maturities, calls & paydowns of investment securities held to maturity	138	53
Proceeds from maturities, calls & paydowns of investment securities available for sale	2,396	4,503
Purchase of investment securities held to maturity	—	(1,027)
Purchase of investment securities available for sale	—	(19,590)
Purchase of life insurance investment	(1,525)	—
Net change in restricted stock	(15)	(12)
Net decrease (increase) in loans	(2,435)	(2,312)
Purchase of premises and equipment	(198)	(140)
Proceeds from sale of OREO	818	43
Net cash provided by (used by) investing activities	(821)	(8,236)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	13,993	(13,264)
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurcase and other short-term borrowings	(41)	(2,239)
Repayment of other borrowings	(2)	(4)
Common stock repurchase	(241)	(6)
Dividends paid on preferred stock	(146)	(147)
Net cash provided by (used by) financing activities	13,563	(15,660)
Increase (decrease) in cash and cash equivalents	18,419	(22,438)
Cash and cash equivalents, beginning of period	45,968	68,933
Cash and cash equivalents, end of period	$64,387	$46,495

Supplemental Disclosures of Cash Flow Information
Interest paid	$299	$375
Income taxes paid	—	—
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(249)	$490
Loans transferred to foreclosed real estate	111	—
Mortgage servicing rights capitalized	179	171

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Uwharrie Bank (the “Bank”), Uwharrie Investment Advisors, Inc. (“UIA”), and Uwharrie Mortgage, Inc. The Bank consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by the Bank.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2016 Annual Report on Form 10-K. This Quarterly Report should be read in conjunction with such Annual Report.

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

The following table presents the changes in accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

	Unrealized holding gains on available-for-sale securities (net)
	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)

Beginning Balance	$(1,318)	$(212)

Other Comprehensive income (loss) before reclassifications, net of $128,000 and $332,000 tax effect, respectively	249	616

Amounts reclassified from accumulated other comprehensive income, net of $79,000 tax effect	—	(126)

Net current-period other comprehensive income (loss)	249	490

Ending Balance	$(1,069)	$278

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 13,116 shares of common stock at both March 31, 2017 and December 31, 2016. All of these options were dilutive because strike price was lower than the market price.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended March 31,
	2017	2016

Weighted average number of common shares outstanding	7,045,090	7,122,677

Effect of dilutive stock options	640	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,045,730	7,122,677

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,015	$—	$3	$4,012
U.S. Government agencies	58,014	26	760	57,280
GSE - Mortgage-backed securities and CMO’s	24,880	49	394	24,535
State and political subdivisions	13,309	65	609	12,765
Corporate bonds	5,051	30	23	5,058
Total securities available for sale	$105,269	$170	$1,789	$103,650

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,609	$—	$2	$1,607
State and political subdivisions	6,962	31	19	6,974
Corporate bonds	3,243	29	—	3,272
Total securities held to maturity	$11,814	$60	$21	$11,853

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,017	$—	$3	$4,014
U.S. Government agencies	58,506	28	863	57,671
GSE - Mortgage-backed securities and CMO’s	26,195	39	586	25,648
State and political subdivisions	14,123	71	658	13,536
Corporate bonds	5,054	14	38	5,030
Total securities available for sale	$107,895	$152	$2,148	$105,899

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,754	$—	$17	$1,737
State and political subdivisions	6,974	7	60	6,921
Corporate bonds	3,262	14	—	3,276
Total securities held to maturity	$11,990	$21	$77	$11,934

At March 31, 2017 and December 31, 2016, the Company owned Federal Reserve Bank stock (FRB) reported at cost of $508,000 and $507,000, and Federal Home Loan Bank stock (FHLB) of $559,000 and $545,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2017.

Results from sales of securities available for sale for the three month periods ended March 31, 2017 and March 31, 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Gross proceeds from sales	$—	$10,246

Realized gains from sales	$—	$205
Realized losses from sales	—	—
Net realized gains	$—	$205

 At March 31, 2017 and December 31, 2016, securities available for sale with a carrying amount of $70.4 million and $74.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At March 31, 2017, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury, fourteen government agency bonds, eight government sponsored enterprise (GSE) mortgage backed securities, and seven state and political bonds. The Company had seven government agency bonds, five GSE mortgage backed securities, and one corporate bonds that had been in a loss position for more than twelve months. At March 31, 2017, the unrealized losses on held to maturity securities related to one government agency and four state and political bonds.  At December 31, 2016, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury, seventeen government agency bonds, ten government sponsored enterprise (GSE) mortgage backed securities, one corporate bonds and seven state and political subdivision bond. The Company had six government agency bonds, four GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months. At December 31, 2016, the unrealized losses on held to maturity securities related to one government agency security and eight state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,012	3	—	—	$4,012	$3
U.S. Gov’t agencies	46,863	713	5,224	47	52,087	760
GSE-Mortgage-backed securities and CMO’s	12,765	188	6,660	206	19,425	394
State and political	10,009	609	—	—	10,009	609
Corporate bonds	2,009	15	801	9	2,810	24
Total securities available for sale	$75,658	$1,528	$12,685	$262	$88,343	$1,790

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$1,608	$2	$—	$—	$1,608	$2
State and political	3,345	19	—	—	3,345	19
Total securities held to maturity	$4,953	$21	$—	$—	$4,953	$21

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,014	$3	$—	$—	$4,014	$3
U.S. Gov’t agencies	48,192	807	4,164	56	52,356	863
GSE-Mortgage-backed securities and CMO’s	16,250	395	5,251	191	21,501	586
State and political	9,994	658	—	—	9,994	658
Corporate bonds	1,999	27	800	11	2,799	38
Total securities available for sale	$80,449	$1,890	$10,215	$258	$90,664	$2,148

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$1,895	$17	$—	$—	$1,895	$17
State and political	6,056	60	—	—	6,056	60
Total securities held to maturity	$7,951	$77	$—	$—	$7,951	$77

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At March 31, 2017, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2017 by remaining contractual maturity are as follows:

	March 31, 2017
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U. S. Treasury
Due after one but within five years	$4,015	$4,012	1.13%
	4,015	4,012	1.13%
U.S. Government agencies
Due after one but within five years	37,572	37,203	1.31%
Due after five but within ten years	14,308	13,987	1.93%
Due after ten years	6,134	6,090	1.51%
	58,014	57,280	1.49%
Mortgage-backed securities
Due after one but within five years	3,085	3,062	2.00%
Due after five but within ten years	6,548	6,535	2.16%
Due after ten years	15,247	14,938	1.93%
	24,880	24,535	2.00%
State and political subdivisions
Due after one but within five years	2,590	2,633	4.04%
Due after five but within ten years	2,097	2,041	3.63%
Due after ten years	8,622	8,091	2.39%
	13,309	12,765	2.91%
Corporate Bonds
Due after one but within five years	2,834	2,811	2.15%
Due after five but within ten years	2,217	2,247	1.50%
	5,051	5,058	1.86%
Total Securities available for sale
Due after one but within five years	50,096	49,721	1.53%
Due after five but within ten years	25,170	24,810	2.09%
Due after ten years	30,003	29,119	1.98%
	$105,269	$103,650	1.79%

	March 31, 2017
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	$1,609	$1,607	2.49%
	1,609	1,607	2.49%
State and political subdivisions
Due after one but within five years	2,946	2,958	2.21%
Due after five but within ten years	4,016	4,016	2.95%
	6,962	6,974	2.63%
Corporate Bonds
Due after one but within five years	3,243	3,272	2.76%
	3,243	3,272	2.76%
Total Securities held for maturity
Due after one but within five years	6,189	6,230	2.50%
Due after five but within ten years	5,625	5,623	2.81%
	$11,814	$11,853	2.65%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Commercial
Commercial	$59,167	$55,752
Real estate - commercial	108,031	109,752
Other real estate construction loans	28,319	26,718
Noncommercial
Real estate 1-4 family construction	5,289	5,625
Real estate - residential	82,243	81,700
Home equity	50,032	50,815
Consumer loans	9,227	9,711
Other loans	1,825	1,687
	344,133	341,760
Less:
Allowance for loan losses	(2,677)	(2,707)
Deferred loan (fees) costs, net	49	69

Loans held for investment, net	$341,505	$339,122

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three months ended March 31, 2017 and 2016, respectively:

Commercial	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)

Balance, beginning of period	$1,404	$1,310
Provision (recovery) charged to operations	(28)	60
Charge-offs	—	(62)
Recoveries	63	7
Net (charge-offs) / Recoveries	63	(55)
Balance at end of period	$1,439	$1,315

Non-Commercial	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)

Balance, beginning of period	$1,303	$1,574
Provision (recovery) charged to operations	(31)	(118)
Charge-offs	(58)	(16)
Recoveries	24	55
Net (charge-offs) / Recoveries	(34)	39
Balance at end of period	$1,238	$1,495

Total	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)

Balance, beginning of period	$2,707	$2,884
Provision (recovery) charged to operations	(59)	(58)
Charge-offs	(58)	(78)
Recoveries	87	62
Net (charge-offs) / Recoveries	29	(16)
Balance at end of period	$2,677	$2,810

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2017 and December 31, 2016:

March 31, 2017
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$16	$1,982	$1,423	$193,535	$1,439	$195,517
Non-Commercial	118	4,094	1,120	144,571	1,238	148,665

Total	$134	$6,076	$2,543	$338,106	$2,677	$344,182

December 31, 2016
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$16	$1,993	$1,388	$190,229	$1,404	$192,222
Non-Commercial	123	4,096	1,180	145,511	1,303	149,607

Total	$139	$6,089	$2,568	$335,740	$2,707	$341,829

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2017
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$126	$—	$126	$59,041	$59,167	$—
Real estate - commercial	280	389	669	107,362	108,031	—
Other real estate construction	77	189	266	28,053	28,319	—
Real estate 1-4 family construction	—	—	—	5,289	5,289	—
Real estate - residential	670	709	1,379	80,913	82,292	—
Home equity	151	22	173	49,859	50,032	—
Consumer loans	41	—	41	9,186	9,227	—
Other loans	—	—	—	1,825	1,825	—

Total	$1,345	$1,309	$2,654	$341,528	$344,182	$—

December 31, 2016
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$55,752	$55,752	$—
Real estate - commercial	—	392	392	109,360	109,752	—
Other real estate construction	106	190	296	26,422	26,718	—
Real estate construction	—	—	—	5,625	5,625	—
Real estate - residential	510	846	1,356	80,413	81,769	—
Home equity	66	22	88	50,727	50,815	—
Consumer loan	36	—	36	9,675	9,711	—
Other loans	—	—	—	1,687	1,687	—

Total	$718	$1,450	$2,168	$339,661	$341,829	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off. Also, mortgage loans that were originated for sale but were not sold and are being held in the loan portfolio remain in an accruing status until they are foreclosed.

The Company had $1.2 million in foreclosed residential real estate and $568,000 of residential real estate in process of foreclosure at March 31, 2017.

The composition of nonaccrual loans by class as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
	(dollars in thousands)

Commercial	$—	$—
Real estate - commercial	389	392
Other real estate construction	189	190
Real estate 1 – 4 family construction	—	—
Real estate – residential	709	846
Home equity	22	22
Consumer loans	—	—
Other loans	—	—
	$1,309	$1,450

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2017 and December 31, 2016:

March 31, 2017
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$58,185	$964	$18	$—	$59,167
Real estate - commercial	103,489	2,113	2,429	—	108,031
Other real estate construction	26,009	1,781	529	—	28,319
Real estate 1 - 4 family construction	5,289	—	—	—	5,289
Real estate - residential	73,536	6,889	1,867	—	82,292
Home equity	49,149	859	24	—	50,032
Consumer loans	9,157	67	3	—	9,227
Other loans	1,825	—	—	—	1,825

Total	$326,639	$12,673	$4,870	$—	$344,182

December 31, 2016
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$54,906	$827	$19	$—	$55,752
Real estate - commercial	105,366	1,937	2,449	—	109,752
Other real estate construction	24,312	1,876	530	—	26,718
Real estate 1 - 4 family construction	5,625	—	—	—	5,625
Real estate - residential	71,105	8,551	2,113	—	81,769
Home equity	49,818	973	24	—	50,815
Consumer loans	9,545	163	3	—	9,711
Other loans	1,687	—	—	—	1,687

Total	$322,364	$14,327	$5,138	$—	$341,829

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2017 and December 31, 2016 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2017 and December 31, 2016:

March 31, 2017
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$59,167	$—	$59,167
Real estate - commercial	107,642	389	108,031
Other real estate construction	28,130	189	28,319
Real estate 1 – 4 family construction	5,289	—	5,289
Real estate – residential	81,583	709	82,292
Home equity	50,010	22	50,032
Consumer loans	9,227	—	9,227
Other loans	1,825	—	1,825

Total	$342,873	$1,309	$344,182

December 31, 2016
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$55,752	$—	$55,752
Real estate - commercial	109,360	392	109,752
Other real estate construction	26,528	190	26,718
Real estate 1 – 4 family construction	5,625	—	5,625
Real estate – residential	80,923	846	81,769
Home equity	50,793	22	50,815
Consumer loans	9,711	—	9,711
Other loans	1,687	—	1,687

Total	$340,379	$1,450	$341,829

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2017 and December 31, 2016.

March 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$28	$12	$16	$2
Real estate - commercial	1,663	1,545	118	9
Other real estate construction	829	189	102	5
Real estate 1 - 4 family construction	5	—	5	—
Real estate - residential	3,997	2,046	1,951	118
Home equity	35	35	—	—
Consumer loans	57	57	—	—
Other loans	—	—	—	—

Total	$6,614	$3,884	$2,192	$134

December 31, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$29	$13	$16	$2
Real estate - commercial	1,671	1,552	119	9
Other real estate construction	831	190	103	5
Real estate 1 - 4 family construction	6	—	6	—
Real estate - residential	3,994	2,072	1,922	123
Home equity	35	35	—	—
Consumer loans	61	61	—	—
Other loans	—	—	—	—

Total	$6,627	$3,923	$2,166	$139

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$28	—	$34	—
Real estate - commercial	1,667	15	635	10
Other real estate construction	292	1	300	1
Real estate 1- 4 family construction	6	—	11	—
Real estate - residential	3,995	42	4,659	58
Home equity	35	1	67	—
Consumer loans	59	1	81	2
Other loans	—	—	—	—

Total	$6,082	$60	$5,787	$71

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

Loans modified as TDRs are typically already on nonaccrual status and in some cases, partial charge-offs may have already been taken against the outstanding loan balance. The Company classifies TDR loans as impaired loans and evaluates the need for an allowance for loan loss on a loan-by-loan basis. An allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan is deemed to be collateral dependent.

At March 31, 2017, the Company had $4.9 million in TDRs outstanding, of which one was on a non-accruing basis.

For the three months ended March 31, 2017 and 2016, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	410	408
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$410	$408

For the three months ended March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	1	9	9
Other loans	—	—	—

Total	1	$9	$9

During the twelve months ended March 31, 2017 and March 31, 2017, there was one TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $134,000 in the allowance for loan losses as of March 31, 2017, as a direct result of these TDRs. At March 31, 2016, there was $173,000 in the allowance for loan losses related to TDRs.

The following table presents the successes and failures of the types of loan modifications within the previous twelve months as of March 31, 2017 and 2016:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2017

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	6	1,099	6	654	—	—	3	370

Total	6	$1,099	6	$654	—	$—	3	$370

March 31, 2016

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	1	48	8	479	—	—	—	—

Total	1	$48	8	$479	—	$—	—	$—

The Company has not committed to fund any additional disbursements for TDRs.

Note 9 - Commitments and Contingencies

The Company’s subsidiary bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

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

At March 31, 2017, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$88,029
Credit card commitments	10,052
Standby letters of credit	1,427
Total commitments	$99,508

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,012	$4,012	$—	$—
US Government Agencies	57,280	—	57,280	—
GSE - Mortgage-backed securities and CMO’s	24,535	—	24,535	—
State and political subdivisions	12,765	—	12,765	—
Corporate bonds	5,058	—	5,058	—

Total assets at fair value	$103,650	$4,012	$99,638	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,014	$4,014	$—	$—
US Gov’t	57,671	—	57,671	—
Mortgage-backed securities and CMO’s	25,648	—	25,648	—
State and political subdivisions	13,536	—	13,536	—
Corporate bonds	5,030	—	5,030	—

Total assets at fair value	$105,899	$4,014	$101,885	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,088	$—	$—	$2,088
Other real estate owned	2,254	—	—	2,254
Total assets at fair value	$4,342	$—	$—	$4,342

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,217	$—	$—	$2,217
Other real estate owned	3,130	—	—	3,130

Total assets at fair value	$5,347	$—	$—	$5,347
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2017
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2016
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At March 31, 2017, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2017 and December 31, 2016 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2017 and December 31, 2016:

March 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$64,387	$64,412	$61,897	$2,515	$—
Securities available for sale	103,650	103,650	4,012	99,638	—
Securities held to maturity	11,814	11,853	—	11,853	—
Loans held for investment, net	341,505	339,172	—	—	339,172
Loans held for sale	1,315	1,315	—	1,315	—
Restricted stock	1,067	1,067	1,067	—	—
Accrued interest receivable	1,599	1,599	—	—	1,599

FINANCIAL LIABILITIES
Deposits	$499,712	$464,918	$—	$464,918	$—
Short-term borrowings	2,631	2,631	—	2,631	—
Junior subordinated debt	9,534	9,668	—	—	9,668
Accrued interest payable	148	148	—	—	148

December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$45,968	$45,995	$43,478	$2,517	$—
Securities available for sale	105,899	105,899	4,014	101,885	—
Securities held to maturity	11,990	11,934	—	11,934	—
Loans held for investment, net	339,122	337,348	—	—	337,348
Loans held for sale	5,823	5,685	—	5,685	—
Restricted stock	1,052	1,052	1,052	—	—
Accrued interest receivable	1,629	1,629	—	—	1,629

FINANCIAL LIABILITIES
Deposits	485,719	447,784	—	447,784	—
Short-term borrowings	2,674	2,674	—	2,674	—
Junior subordinated debt	9,534	9,673	—	—	9,673
Accrued interest payable	151	151	—	—	151

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

At March 31, 2017, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the bank is expected to receive. This amount is deemed immaterial by management. See Note 9.

Note 12 – Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU (i) require equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) simplify the impairment assessment of equity investments without readily determinable fair value; (iii) require public business entities to use exit prices, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (iv) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (v) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (vi) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (vii) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets. The amendments in this ASU are effective for public business entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. The Company currently does not invest in equity securities, therefore the impact from the adoption of this standard is not expected to be material to the financial position or results of operations of the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases, Topic 842 (“ASU 2016-02”)”. This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard, which we anticipate we will adopt during the first quarter of 2019. We currently have one property that we operate under a lease, which would affect both the Consolidated Statements of Income and the Consolidated Balance Sheets.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net); (“ASU 2016-08”).  ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-08 and 2014-09 could require us to change how we recognize certain revenue streams within non-interest income, however, we do not expect these changes to have a significant impact on our financial statements.  We continue to evaluate the impact of ASU 2016-08 and 2014-09 on our Company and expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently exploring vendor-based options for outsourcing our current model as well as extending our current model to comply with CECL. We continue to assess the potential financial impact to the Company’s financial position.

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

Reclassification

Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation. These reclassifications do not have an impact on net income or shareholders’ equity.

Item 2Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2017, the Company’s total assets increased $14.9 million, from $548.2 million to $563.1 million.

Cash and cash equivalents increased $18.4 million during the three months ended March 31, 2017. Cash and due from banks decreased $2.4 million, while interest-earning deposits with banks increased $20.8 million. The increase is directly related to the increase in noninterest-bearing deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $2.4 million to $115.5 million for the three-month period ended March 31, 2017. At March 31, 2017, the Company had net unrealized losses on securities available for sale of $1.6 million.

Loans held for investment increased from $341.8 million to $344.2 million, an increase of $2.4 million or 0.69%. The Company experienced growth in the commercial, other real estate, residential real estate and other loan segments during the first three months of 2017. The commercial segment has the largest increase in the portfolio of 6.13% or $3.4 million. The largest decline is in the commercial real estate segment of $1.7 million or -1.57%. Loans held for sale decreased 77.42%, or $4.5 million as many of the loans produced near year-end were not sold on the secondary market until first quarter 2017. The allowance for loan losses was $2.7 million at March 31, 2017, which represented 0.78% of the total loan portfolio compared to $2.7 million or 0.79% at December 31, 2016.

Other changes in our consolidated assets are primarily related to bank owned life insurance and other real estate owned. Bank owned life insurance increased $1.6 million due to an additional $1.5 million investment for an executive officer. Other real estate owned decreased $748,000. During the three months ended March 31, 2017, the Company sold nine pieces of property totaling $841,000. The Company recorded net valuation write-down adjustments of $48,000.

Customer deposits, our primary funding source, experienced a $14.0 million increase during the three-month period ended March 31, 2017, increasing from $485.7 million to $499.7 million or 2.88%. Demand noninterest bearing checking increased $15.5 million, interest checking and money market accounts decreased $2.1 million, and savings deposits increased $2.0 million. This increase was offset by declines in other time deposits of $1.5 million.

Total short-term borrowings decreased $43,000 for the period.

Other liabilities increased from $6.6 million at December 31, 2016 to $7.1 million at March 31, 2017, an increase of $485,000 related to an increase in income taxes payable.

At March 31, 2017, total shareholders’ equity was $44.0 million, an increase of $485,000 from December 31, 2016. Net income for the three-month period was $617,000. Unrealized gains and losses on investment securities, net of tax, increased by $249,000. The Company also repurchased 45,768 shares of common stock for a total value of $241,000. The Company paid $140,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $617,000 for the three months ended March 31, 2017, as compared to $510,000 for the three months ended March 31, 2016, an increase of $107,000. Net income available to common shareholders was $471,000 or $0.07 per common share at March 31, 2017, compared to $363,000 or $0.05 per common share at March 31, 2016. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended March 31, 2017 was $4.6 million compared to $4.4 million for the three months ended March 31, 2016, an increase of $167,000. During the first quarter of 2017, the average yield on our interest–earning assets decreased nine basis points to 3.77%, while the average rate we paid for our interest-bearing liabilities decreased nine basis points to 0.31%. The aforementioned changes resulted in a flat interest rate spread of 3.46% in both the first quarters of 2017 and 2016. Our net interest margin was 3.53% for the comparable periods in 2017 and 2016, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. The interest rate floor feature has allowed the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2017 and 2016:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2017	2016	2017	2016	2017	2016
Interest-earning assets:
Taxable securities	$99,396	$81,289	$398	$327	1.62%	1.62%
Nontaxable securities (1)	17,597	19,058	112	123	4.16%	4.18%
Short-term investments	46,122	52,500	104	88	0.91%	0.67%
Taxable loans	333,883	307,458	3,926	3,787	4.77%	4.95%
Non-taxable loans (1)	10,274	16,987	63	111	4.01%	4.24%
Total interest-earning assets	507,272	477,292	4,603	4,436	3.77%	3.86%

Interest-bearing liabilities:
Interest-bearing deposits	376,307	360,882	154	214	0.17%	0.24%
Short-term borrowed funds	2,773	3,615	7	21	1.02%	2.34%
Long-term debt	9,533	11,518	135	136	5.74%	4.75%
Total interest bearing liabilities	388,613	376,015	296	371	0.31%	0.40%

Net interest spread	$118,659	$101,277	$4,307	$4,065	3.46%	3.46%

Net interest margin (1) (% of earning assets)					3.53%	3.53%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was a recovery of $59,000 for the three months ending March 31, 2017 compared to a recovery of $58,000 for the same period in 2016. There were net loan recoveries of $29,000 for the three months ended March 31, 2017, as compared with net loan charge-offs of $17,000 during the same period of 2016. Refer to the Asset Quality discussion on page 28 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue base is of major importance in our long-term success. Total noninterest income increased $162,000 for the three-month period ending March 31, 2017 as compared to the same period in 2016. The primary factor contributing to the overall increase was an increase in income from mortgage loan sales of $171,000, increasing from $700,000 for the quarter ended March 31, 2016 to $871,000 for the same period in 2017. During 2015, the Company expanded its mortgage operation into a neighboring market. This expansion and the resulting increase in mortgage loan origination volume was the driving force behind the growth in income from loan sales. Service charges on deposit accounts produced revenue of $289,000, a decrease of $17,000 for the three months ended March 31, 2017 from $306,000 for the three months ended March 31, 2016.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2017 was $6.1 million compared to $5.9 million for the same period of 2016. Salaries and employee benefits, the largest component of noninterest expense, increased $135,000 for the quarter ending March 31, 2017. The majority of this increase is attributable to the increase in commissions related to the increased mortgage production. Net occupancy expense increased $47,000 from $257,000 at March 31, 2017 to $304,000 at March 31, 2017. The increase is attributed to increased rent associated with expanding the mortgage division. Marketing and donations increased $57,000 year-over-year for the first quarter as advertising and business development efforts are used with our expansion into the Charlotte market. FDIC insurance has decreased $41,000 from March 31, 2016 to March 31, 2017 due to our continuous decline in troubled assets, as well as the altered deposit insurance calculation that took effect in the first quarter of 2017. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Postage	$52	$52
Telephone and data lines	40	43
Insurance	57	111
Shareholder relations expense	33	33
Dues and subscriptions	54	42
Other	465	407
Total	$701	$688

Income Tax Expense

The Company had income tax expense of $257,000 for the three months ended March 31, 2017 at an effective tax rate of 29.41% compared to income tax expense of $173,000 with an effective tax rate of 25.33% in the comparable 2016 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. The effective tax rate increased as we had less interest income from tax-free bonds and loans.

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

At March 31, 2017, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $6.08 million compared to $6.09 million at December 31, 2016, a net decrease of $13,000. Total nonaccrual loans, which are a component of impaired loans, decreased from $1.5 million at December 31, 2015 to $1.3 million at March 31, 2017. During the first three months of 2017, one relationship totaling $142,000 was added to impaired loans. The addition was offset in part by one impaired relationship totaling $110,000 being charged off and net pay downs of $19,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased one basis point from 0.79% at December 31, 2016 to 0.78% at March 31, 2017. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans decreased from 0.76% at December 31, 2016 to 0.75% at March 31, 2017, which is attributable to an increase in non-impaired loans of $2.4 million as a result of net loan growth. Intuitively, growth in the loan portfolio would indicate an increase in the reserve; however, the overall quality of performing loans in the loan portfolio has improved. Additionally, charge-offs have remained flat during the quarter compared to the fourth quarter of 2016 as recoveries have increased, improving the net charge-offs position of the Company. This improved position also contributes to the decrease in the reserve for loan loss. New loan production has credit metrics that indicate a lower probability of default, thus lowering the expected loss associated with those credits compared to the overall loan portfolio. The combined (current book and new production) loan portfolio is less risky; therefore, as current loans contractually pay down and new production is booked – growing the overall portfolio – the allowance as a percentage of loans, declines, similar to the expected loss of the overall blended portfolio. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 2.28% to 2.20% for the same periods due to an increase of individually evaluated loans that are sufficiently collateralized, therefore requiring no additional allowance. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

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

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.42% at December 31, 2016, to 0.38% at March 31, 2017.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $748,000 during the first quarter of 2017. The Company sold nine pieces of foreclosed property totaling $841,000 realizing a gain of $7,000. The Company had one write-down of $63,000 which was offset by improved valuations and sales activity of $45,000. The majority of the property is still held by the Bank. There were four loans foreclosed on during the first quarter with a book value of $111,000.

Troubled debt restructured loans at March 31, 2017 totaled $4.9 million compared to $4.8 million at December 31, 2016 and are included in impaired loans. At March 31, 2017, there was one troubled debt restructured loan in nonaccrual status.

The following table shows the comparison of nonperforming assets at March 31, 2017 to December 31, 2016:

Nonperforming Assets

(dollars in thousands)

	March 31, 2017	December 31, 2016
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,309	1,450
Other real estate owned	3,428	4,176
Total nonperforming assets	$4,737	$5,626

Allowance for loans losses	$2,677	$2,707
Nonperforming loans to total loans	0.38%	0.42%
Allowance for loan losses to total loans	0.78%	0.79%
Nonperforming assets to total assets	0.84%	1.03%
Allowance for loan losses to nonperforming loans	240.51%	186.69%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at March 31, 2017, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $58.7 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $26.3 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $9.5 million at March 31, 2017, compared to $9.5 million at December 31, 2016.

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

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2017, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the new rules.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the

Company. At March 31, 2017, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2016.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2017. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2017.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)(3)
January 1, 2017 Through January 31, 2017	—	$—	—	$—
February 1, 2017 Through February 28, 2017	421	$5.20	—	$—
March 1, 2017 Through March 31, 2017	45,347	$5.28	—	$—
Total	45,768	$5.28	—	$—

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 2, 2017	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 2, 2017	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, in XBRL (eXtensible Business Reporting Language) (filed herewith)