Form 10-Q
period 2017-06-30
UWHARRIE CAPITAL CORP
filed 2017-08-08
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,979,244 shares of common stock outstanding as of August 7, 2017.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1	Financial Statements

	June 30, 2017 (Unaudited)	December 31, 2016*
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,368	$9,422
Interest-earning deposits with banks	68,539	36,546
Securities available for sale, at fair value	102,209	105,899
Securities held to maturity, at amortized cost (fair value $11,863 and $11,934, respectively)	11,780	11,990
Loans held for sale	3,112	5,823
Loans:
Loans held for investment	353,179	341,829
Less allowance for loan losses	(2,551)	(2,707)
Net loans held for investment	350,628	339,122
Premises and equipment, net	14,051	14,173
Interest receivable	1,603	1,629
Restricted stock	1,068	1,052
Bank owned life insurance	8,481	6,897
Other real estate owned	2,801	4,176
Prepaid assets	1,359	826
Other assets	11,598	10,675
Total assets	$585,597	$548,230

LIABILITIES
Deposits:
Demand noninterest-bearing	$122,003	$103,138
Interest checking and money market accounts	285,731	272,968
Savings deposits	45,428	42,452
Time deposits, $250,000 and over	11,490	7,472
Other time deposits	57,468	59,689
Total deposits	522,120	485,719
Short-term borrowed funds	1,454	2,674
Junior subordinated debt	9,534	9,534
Interest payable	149	151
Other liabilities	7,656	6,627
Total liabilities	540,913	504,705

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,979,244 and 7,050,315	8,724	8,813
Additional paid-in capital	12,263	12,540
Undivided profits	13,822	12,867
Accumulated other comprehensive loss	(761)	(1,318)
Total Uwharrie Capital shareholders’ equity	34,048	32,902
Noncontrolling interest	10,636	10,623
Total shareholders’ equity	44,684	43,525
Total liabilities and shareholders’ equity	$585,597	$548,230

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,132	$3,897	$8,122	$7,795
Investment securities
US Treasury	12	12	23	23
US Government agencies and corporations	378	223	753	539
State and political subdivisions	117	214	240	337
Interest-earning deposits with banks and federal funds sold	158	70	262	158
Total interest income	4,797	4,416	9,400	8,852

Interest Expense
Interest checking and money market accounts	98	75	182	147
Savings deposits	13	12	25	23
Time deposits, $250,000 and over	19	12	30	30
Other time deposits	45	83	92	196
Short-term borrowed funds	6	8	13	29
Long-term debt	137	137	272	273
Total interest expense	318	327	614	698
Net interest income	4,479	4,089	8,786	8,154
Provision for (recovery of) loan losses	(114)	(112)	(173)	(170)
Net interest income after provision for (recovery of) loan losses	4,593	4,201	8,959	8,324

Noninterest Income
Service charges on deposit accounts	286	289	575	595
Other service fees and commissions	1,006	1,147	2,203	2,275
Gain (loss) on sale of securities (includes reclassification of $0, $337,000, $0 and $542,000 from accumulated other comprehensive income)	—	337	—	542
Gain (loss) on fixed assets and other assets	—	(2)	—	(2)
Income from mortgage loan sales	878	958	1,749	1,658
Other income	66	130	352	272
Total noninterest income	2,236	2,859	4,879	5,340

Noninterest Expense
Salaries and employee benefits	3,642	3,603	7,340	7,166
Net occupancy expense	307	266	611	523
Equipment expense	148	160	300	329
Data processing costs	178	188	360	368
Office supplies and printing	37	41	62	83
Foreclosed real estate expense	176	98	264	175
Professional fees and services	171	178	347	370
Marketing and donations	228	226	486	427
Electronic banking expense	279	270	604	581
Software amortization and maintenance	190	179	371	334
FDIC insurance	46	85	91	171
Other noninterest expense	482	712	1,183	1,400
Total noninterest expense	5,884	6,006	12,019	11,927
Income before income taxes	945	1,054	1,819	1,737
Income taxes (includes reclassification of $0, $130,000, $0 and $209,000 from accumulated other comprehensive income)	313	344	570	517
Net income	$632	$710	$1,249	$1,220

Less: net income attributable to noncontrolling Interest	(148)	(148)	(294)	(295)
Net income attributable to Uwharrie Capital Corp	484	562	955	925
Dividends – preferred stock	—	—	—	—
Net income (loss) available to common shareholders	$484	$562	$955	$925
Net income (loss) per common share
Basic	$0.07	$0.08	$0.14	$0.13
Diluted	$0.07	$0.08	$0.14	$0.13
Weighted average shares outstanding
Basic	7,001,216	7,117,490	7,023,032	7,120,083
Diluted	7,001,541	7,117,490	7,023,513	7,120,083

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net Income	$632	$710	$1,249	$1,220

Unrealized gain on available for sale securities	467	485	844	1,433
Related tax effect	(159)	(180)	(287)	(512)
Reclassification of gain recognized in net income	—	(337)	—	(542)
Related tax effect	—	130	—	209

Total other comprehensive income	308	98	557	588

Comprehensive income	940	808	1,806	1,808

Less: Comprehensive income attributable to noncontrolling interest	(148)	(148)	(294)	(295)

Comprehensive income attributable to Uwharrie Capital	$792	$660	$1,512	$1,513

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2016	7,050,315	$8,813	$12,540	$12,867	$(1,318)	$10,623	$43,525
Net Income	—	—	—	955	—	294	1,249
Repurchase of common stock	(71,071)	(89)	(277)	—	—	—	(366)
Other comprehensive Income	—	—	—	—	557	—	557
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(207)	(207)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2017	6,979,244	$8,724	$12,263	$13,822	$(761)	$10,636	$44,684

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,249	$1,220
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation and amortization	426	443
Recovery of loan losses	(173)	(170)
Gain on sale of securities available for sale	—	(542)
(Gain) loss on sale of OREO	35	(34)
Net amortization of premium on investment securities AFS	453	493
Net amortization of premium on investment securities HTM	72	68
Net amortization of mortgage servicing rights	374	366
OREO write downs	78	34
Net change in:
Originations and purchases of mortgage loans for sale	(47,656)	(49,617)
Proceeds from sales of mortgage loans for sale	49,993	53,269
Accrued interest receivable	26	91
Prepaid Assets	(533)	(490)
Cash surrender value of life insurance	(60)	(58)
Miscellaneous other assets	(1,196)	(634)
Accrued interest payable	(2)	(15)
Miscellaneous other liabilities	1,029	1,084
Net cash provided by operating activities	4,115	5,508

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	—	20,225
Proceeds from maturities, calls & paydowns of investment securities held to maturity	138	56
Proceeds from maturities, calls & paydowns of investment securities available for sale	4,081	6,541
Purchase of investment securities held to maturity	—	(1,027)
Purchase of investment securities available for sale	—	(29,591)
Purchase of life insurance investment	(1,525)	—
Net change in restricted stock	(15)	(12)
Net decrease (increase) in loans	(11,581)	(10,171)
Purchase of premises and equipment	(304)	(254)
Proceeds from sale of OREO	1,510	755
Net cash provided by (used by) investing activities	(7,696)	(13,478)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	36,401	(5,664)
Net increase (decrease) in federal funds purchased and other short-term borrowings	(714)	(3,827)
Repayment of other borrowings	(506)	(7)
Common stock repurchases	(367)	(49)
Dividends paid on preferred stock	(294)	(295)
Net cash provided by (used by) financing activities	34,520	(9,842)
Increase (decrease) in cash and cash equivalents	30,939	(17,812)
Cash and cash equivalents, beginning of period	45,968	68,933
Cash and cash equivalents, end of period	$76,907	$51,121

Supplemental Disclosures of Cash Flow Information
Interest paid	$616	$713
Income taxes paid	433	47
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$557	$588
Loans transferred to foreclosed real estate	248	116
Mortgage servicing rights capitalized	329	437

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Uwharrie Bank (the “Bank”), Uwharrie Investment Advisors, Inc. (“UIA”), and Uwharrie Mortgage, Inc. The Bank consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly owned by the Bank.

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

The following table presents the changes in accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016:

	Unrealized holding gains on available-for-sale securities (net)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Beginning Balance	$(1,069)	$278	$(1,318)	$(212)

Other Comprehensive income (loss) before reclassifications, net of $159,000, $180,000, $287,000 and $512,000 tax effect, respectively	308	305	557	921

Amounts reclassified from accumulated other comprehensive income, net of $0, $130,000, $0 and $209,000 tax effect	—	(207)	—	(333)

Net current-period other comprehensive income (loss)	308	98	557	588

Ending Balance	$(761)	$376	$(761)	$376

Note 3 – Noncontrolling Interest

In January 2013, the Company’s subsidiary banks issued a total of $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation and name change of the Company’s subsidiary banks.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 13,116 shares of common stock at both June 30, 2017 and December 31, 2016. All of these options were dilutive because the strike price was lower than the market price.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Weighted average number of common shares outstanding	7,001,216	7,117,490	7,023,032	7,120,083

Effect of dilutive stock options	325	—	481	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,001,541	7,117,490	7,023,513	7,120,083

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,012	$—	$9	$4,003
U.S. Government agencies	57,441	23	580	56,884
GSE - Mortgage-backed securities and CMO’s	23,592	43	319	23,316
State and political subdivisions	13,268	55	397	12,926
Corporate bonds	5,048	40	8	5,080
Total securities available for sale	$103,361	$161	$1,313	$102,209

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,607	$8	$—	$1,615
State and political subdivisions	6,949	63	26	6,986
Corporate bonds	3,224	38	—	3,262
Total securities held to maturity	$11,780	$109	$26	$11,863

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,017	$—	$3	$4,014
U.S. Government agencies	58,506	28	863	57,671
GSE - Mortgage-backed securities and CMO’s	26,195	39	586	25,648
State and political subdivisions	14,123	71	658	13,536
Corporate bonds	5,054	14	38	5,030
Total securities available for sale	$107,895	$152	$2,148	$105,899

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,754	$—	$17	$1,737
State and political subdivisions	6,974	7	60	6,921
Corporate bonds	3,262	14	—	3,276
Total securities held to maturity	$11,990	$21	$77	$11,934

At June 30, 2017 and December 31, 2016, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 and $507,000, and Federal Home Loan Bank (FHLB) stock of $559,000 and $545,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated the fair value approximated cost and that these investments were not impaired at June 30, 2017.

Results from sales of securities available for sale for the three and six month periods ended June 30, 2017 and June 30, 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Gross proceeds from sales	$—	$9,980	$—	$20,225

Realized gains from sales	$—	$337	$—	$542
Realized losses from sales	—	—	—	—
Net realized gains	$—	$337	$—	$542

 At June 30, 2017 and December 31, 2016, securities available for sale with a carrying amount of $81.2 million and $74.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At June 30, 2017, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury, fourteen government agency bonds, eight government sponsored enterprise (GSE) mortgage backed securities, and seven state and political bonds and one corporate bond. The Company had seven government agency bonds, five GSE mortgage backed securities, and one corporate bond that had been in a loss position for more than twelve months. At June 30, 2017, the unrealized losses on held to maturity securities related to two state and political bonds.  At December 31, 2016, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury, seventeen government agency bonds, ten GSE mortgage backed securities, one corporate bond and seven state and political subdivision bonds. The Company had six government agency bonds, four GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months. At December 31, 2016, the unrealized losses on held to maturity securities related to one government agency security and eight state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,003	9	—	—	$4,003	$9
U.S. Gov’t agencies	46,907	537	4,921	43	51,828	580
GSE-Mortgage-backed securities and CMO’s	12,168	140	6,337	179	18,505	319
State and political	10,186	397	—	—	10,186	397
Corporate bonds	2,017	6	807	2	2,824	8
Total securities available for sale	$75,281	$1,089	$12,065	$224	$87,346	$1,313

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$—	$—	$—	$—	$—	$—
State and political	2,038	26	—	—	2,038	26
Total securities held to maturity	$2,038	$26	$—	$—	$2,038	$26

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,014	$3	$—	$—	$4,014	$3
U.S. Gov’t agencies	48,192	807	4,164	56	52,356	863
GSE-Mortgage-backed securities and CMO’s	16,250	395	5,251	191	21,501	586
State and political	9,994	658	—	—	9,994	658
Corporate bonds	1,999	27	800	11	2,799	38
Total securities available for sale	$80,449	$1,890	$10,215	$258	$90,664	$2,148

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$1,895	$17	$—	$—	$1,895	$17
State and political	6,056	60	—	—	6,056	60
Total securities held to maturity	$7,951	$77	$—	$—	$7,951	$77

Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment, management considers, among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered.

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

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2017 by remaining contractual maturity are as follows:

	June 30, 2017
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U. S. Treasury
Due after one but within five years	$4,012	$4,003	1.13%
	4,012	4,003	1.13%
U.S. Government agencies
Due after one but within five years	37,516	37,228	1.31%
Due after five but within ten years	15,217	14,987	1.90%
Due after ten years	4,708	4,669	1.46%
	57,441	56,884	1.48%
Mortgage-backed securities
Due after one but within five years	2,867	2,852	2.01%
Due after five but within ten years	6,187	6,181	2.15%
Due after ten years	14,538	14,283	1.93%
	23,592	23,316	2.00%
State and political subdivisions
Due after one but within five years	2,688	2,723	4.15%
Due after five but within ten years	1,985	1,956	3.47%
Due after ten years	8,595	8,247	2.39%
	13,268	12,926	2.91%
Corporate Bonds
Due after one but within five years	2,832	2,824	2.15%
Due after five but within ten years	2,216	2,256	1.50%
	5,048	5,080	1.86%
Total Securities available for sale
Due after one but within five years	49,915	49,630	1.54%
Due after five but within ten years	25,605	25,380	2.05%
Due after ten years	27,841	27,199	1.99%
	$103,361	$102,209	1.79%

	June 30, 2017
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	$1,607	$1,615	2.49%
	1,607	1,615	2.49%
State and political subdivisions
Due after one but within five years	3,705	3,716	2.28%
Due after five but within ten years	3,244	3,270	3.03%
	6,949	6,986	2.63%
Corporate Bonds
Due after one but within five years	3,224	3,262	2.76%
	3,224	3,262	2.76%
Total Securities held for maturity
Due after one but within five years	6,929	6,978	2.51%
Due after five but within ten years	4,851	4,885	2.85%
	$11,780	$11,863	2.65%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Commercial
Commercial	$57,223	$55,752
Real estate - commercial	117,742	109,752
Other real estate construction loans	31,143	26,718
Noncommercial
Real estate 1-4 family construction	5,119	5,625
Real estate - residential	79,420	81,700
Home equity	50,087	50,815
Consumer loans	9,808	9,711
Other loans	2,633	1,687
	353,175	341,760
Less:
Allowance for loan losses	(2,551)	(2,707)
Deferred loan (fees) costs, net	4	69

Loans held for investment, net	$350,628	$339,122

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loan losses by loan segment for the three and six months ended June 30, 2017 and 2016, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Balance, beginning of period	$1,439	$1,315	$1,404	$1,310
Provision (recovery) charged to operations	(107)	11	(135)	71
Charge-offs	(16)	—	(16)	(62)
Recoveries	7	20	70	27
Net (charge-offs) / Recoveries	(9)	20	54	(35)
Balance at end of period	$1,323	$1,346	$1,323	$1,346

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Balance, beginning of period	$1,238	$1,495	$1,303	$1,574
Provision (recovery) charged to operations	(7)	(123)	(38)	(241)
Charge-offs	(26)	(64)	(84)	(80)
Recoveries	23	52	47	107
Net (charge-offs) / Recoveries	(3)	(12)	(37)	27
Balance at end of period	$1,228	$1,360	$1,228	$1,360

Total	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Balance, beginning of period	$2,677	$2,810	$2,707	$2,884
Provision (recovery) charged to operations	(114)	(112)	(173)	(170)
Charge-offs	(42)	(64)	(100)	(142)
Recoveries	30	72	117	134
Net (charge-offs) / Recoveries	(12)	8	17	(8)
Balance at end of period	$2,551	$2,706	$2,551	$2,706

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2017 and December 31, 2016:

June 30, 2017
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$13	$1,796	$1,310	$204,312	$1,323	$206,108
Non-Commercial	144	3,915	1,084	143,156	1,228	147,071

Total	$157	$5,711	$2,394	$347,468	$2,551	$353,179

December 31, 2016
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$16	$1,993	$1,388	$190,229	$1,404	$192,222
Non-Commercial	123	4,096	1,180	145,511	1,303	149,607

Total	$139	$6,089	$2,568	$335,740	$2,707	$341,829

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

June 30, 2017
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$57,223	$57,223	$—
Real estate - commercial	190	375	565	117,552	117,742	—
Other real estate construction	6	54	60	31,137	31,143	—
Real estate 1-4 family construction	—	—	—	5,119	5,119	—
Real estate - residential	605	459	1,064	78,819	79,424	—
Home equity	80	140	220	50,007	50,087	—
Consumer loans	32	—	32	9,776	9,808	—
Other loans	—	—	—	2,633	2,633	—

Total	$913	$1,028	$1,941	$352,266	$353,179	$—

December 31, 2016
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$55,752	$55,752	$—
Real estate - commercial	—	392	392	109,360	109,752	—
Other real estate construction	106	190	296	26,422	26,718	—
Real estate construction	—	—	—	5,625	5,625	—
Real estate - residential	510	846	1,356	80,413	81,769	—
Home equity	66	22	88	50,727	50,815	—
Consumer loan	36	—	36	9,675	9,711	—
Other loans	—	—	—	1,687	1,687	—

Total	$718	$1,450	$2,168	$339,661	$341,829	$—

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

The Company had $1.2 million in foreclosed residential real estate and $280,000 of residential real estate in the process of foreclosure at June 30, 2017.

The composition of nonaccrual loans by class as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
	(dollars in thousands)

Commercial	$—	$—
Real estate - commercial	375	392
Other real estate construction	54	190
Real estate 1 – 4 family construction	—	—
Real estate – residential	459	846
Home equity	140	22
Consumer loans	—	—
Other loans	—	—
	$1,028	$1,450

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and to measure the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by the loan officers and reviewed and monitored by the lenders and credit administration. The program has eight risk grades summarized in five categories as follows:

Pass: Loans that are pass grade credits include loans that are fundamentally sound with risk factors that are reasonable and acceptable. They generally conform to policy with only minor exceptions and any major exceptions are clearly mitigated by other economic factors.

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2017 and December 31, 2016:

June 30, 2017
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$56,117	$1,090	$16	$—	$57,223
Real estate - commercial	112,851	2,665	2,226	—	117,742
Other real estate construction	28,980	1,769	394	—	31,143
Real estate 1 - 4 family construction	5,119	—	—	—	5,119
Real estate - residential	71,242	6,680	1,502	—	79,424
Home equity	49,192	753	142	—	50,087
Consumer loans	9,734	73	1	—	9,808
Other loans	2,633	—	—	—	2,633

Total	$335,868	$13,030	$4,281	$—	$353,179

December 31, 2016
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$54,906	$827	$19	$—	$55,752
Real estate - commercial	105,366	1,937	2,449	—	109,752
Other real estate construction	24,312	1,876	530	—	26,718
Real estate 1 - 4 family construction	5,625	—	—	—	5,625
Real estate - residential	71,105	8,551	2,113	—	81,769
Home equity	49,818	973	24	—	50,815
Consumer loans	9,545	163	3	—	9,711
Other loans	1,687	—	—	—	1,687

Total	$322,364	$14,327	$5,138	$—	$341,829

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2017 and December 31, 2016 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2017 and December 31, 2016:

June 30, 2017
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$57,223	$—	$57,223
Real estate - commercial	117,367	375	117,742
Other real estate construction	31,089	54	31,143
Real estate 1 – 4 family construction	5,119	—	5,119
Real estate – residential	78,965	459	79,424
Home equity	49,947	140	50,087
Consumer loans	9,808	—	9,808
Other loans	2,633	—	2,633

Total	$352,151	$1,028	$353,179

December 31, 2016
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$55,752	$—	$55,752
Real estate - commercial	109,360	392	109,752
Other real estate construction	26,528	190	26,718
Real estate 1 – 4 family construction	5,625	—	5,625
Real estate – residential	80,923	846	81,769
Home equity	50,793	22	50,815
Consumer loans	9,711	—	9,711
Other loans	1,687	—	1,687

Total	$340,379	$1,450	$341,829

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2017 and December 31, 2016.

June 30, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$12	$12	$—	$—
Real estate - commercial	1,630	1,348	282	9
Other real estate construction	692	54	101	4
Real estate 1 - 4 family construction	3	—	3	—
Real estate - residential	3,706	1,736	1,970	111
Home equity	153	42	110	33
Consumer loans	53	53	—	—
Other loans	—	—	—	—

Total	$6,249	$3,245	$2,466	$157

December 31, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$29	$13	$16	$2
Real estate - commercial	1,671	1,552	119	9
Other real estate construction	831	190	103	5
Real estate 1 - 4 family construction	6	—	6	—
Real estate - residential	3,994	2,072	1,922	123
Home equity	35	35	—	—
Consumer loans	61	61	—	—
Other loans	—	—	—	—

Total	$6,627	$3,923	$2,166	$139

	Three Months ended June 30, 2017		Three Months ended June 30, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$20	—	$33	1
Real estate - commercial	1,646	14	557	9
Other real estate construction	223	2	299	2
Real estate 1- 4 family construction	4	—	10	—
Real estate - residential	3,852	43	4,552	53
Home equity	94	1	62	1
Consumer loans	55	2	79	1
Other loans	—	—	—	—

Total	$5,894	$62	$5,592	$67

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$23	$1	$54	$1
Real estate - commercial	1,655	29	578	19
Other real estate construction	246	3	300	3
Real estate 1- 4 family construction	5	—	11	—
Real estate - residential	3,899	84	4,482	111
Home equity	74	2	51	1
Consumer loans	57	2	78	3
Other loans	—	—	—	—

Total	$5,959	$121	$5,554	$138

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

At June 30, 2017, the Company had $4.7 million in TDRs outstanding, none of which were on a non-accruing basis.

For the three and six months ended June 30, 2017 and 2016, the following table presents a breakdown of the types of concessions made by loan class:

	For the Three Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$12	$11
Real estate - commercial	1	166	165
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	65	38
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$243	$214

For the Three Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	289	238
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	40	30
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$329	$268

	For the Six Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$12	$11
Real estate - commercial	1	166	165
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	475	446
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$653	$622

	For the Six Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	289	238
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	40	30
Home equity	—	—	—
Consumer loans	1	9	9
Other loans	—	—	—

Total	3	$338	$277

During the twelve months ended June 30, 2017 and June 30, 2016, there were three TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $124,000 in the allowance for loan losses as of June 30, 2017, as a direct result of these TDRs. At June 30, 2016, there was $164,000 in the allowance for loan losses related to TDRs.

The following table presents the successes and failures of the types of loan modifications within the previous twelve months as of June 30, 2017 and 2016:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2017

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	8	779	8	832	—	—	3	19

Total	8	$779	8	$832	—	$—	3	$19

June 30, 2016

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	3	212	8	374	—	—	2	58

Total	3	$212	8	$374	—	$—	2	$58

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

At June 30, 2017, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$94,299
Credit card commitments	10,402
Standby letters of credit	1,056
Total commitments	$105,757

In 2016 Uwharrie Bank entered into a five-year operating lease for commercial property. The term expires on September 30, 2021. The annual cost of the lease is $151,875 with a 2.625% annual adjustor.

During the second quarter of 2017, Uwharrie Bank entered into a lease that following completion of construction will be ten years and three months.  Construction is expected to be complete no later than first quarter of 2018.

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

Prices for US Treasury securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the “Level 1 input” column. Prices for government agency securities, mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the “Level 2 input” column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the “Level 3 input” column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the transfer of securities.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,003	$4,003	$—	$—
US Government Agencies	56,884	—	56,884	—
GSE - Mortgage-backed securities and CMO’s	23,316	—	23,316	—
State and political subdivisions	12,926	—	12,926	—
Corporate bonds	5,080	—	5,080	—

Total assets at fair value	$102,209	$4,003	$98,206	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,014	$4,014	$—	$—
US Gov’t	57,671	—	57,671	—
Mortgage-backed securities and CMO’s	25,648	—	25,648	—
State and political subdivisions	13,536	—	13,536	—
Corporate bonds	5,030	—	5,030	—

Total assets at fair value	$105,899	$4,014	$101,885	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,252	$—	$—	$2,252
Other real estate owned	1,811	—	—	1,811
Total assets at fair value	$4,063	$—	$—	$4,063

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,217	$—	$—	$2,217
Other real estate owned	3,130	—	—	3,130

Total assets at fair value	$5,347	$—	$—	$5,347
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2017
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2016
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At June 30, 2017, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2017 and December 31, 2016 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2017 and December 31, 2016:

June 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$76,907	76,937	$74,417	$2,520	$—
Securities available for sale	102,209	102,209	4,003	98,206	—
Securities held to maturity	11,780	11,863	—	11,863	—
Loans held for investment, net	350,628	348,296	—	—	348,296
Loans held for sale	3,112	3,165	—	3,165	—
Restricted stock	1,068	1,068	1,068	—	—
Accrued interest receivable	1,603	1,603	—	—	1,603

FINANCIAL LIABILITIES
Deposits	$522,120	$484,714	$—	$484,714	$—
Short-term borrowings	1,454	1,454	—	1,454	—
Junior subordinated debt	9,534	9,666	—	—	9,666
Accrued interest payable	149	149	—	—	149

December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$45,968	$45,995	$43,478	$2,517	$—
Securities available for sale	105,899	105,899	4,014	101,885	—
Securities held to maturity	11,990	11,934	—	11,934	—
Loans held for investment, net	339,122	337,348	—	—	337,348
Loans held for sale	5,823	5,685	—	5,685	—
Restricted stock	1,052	1,052	1,052	—	—
Accrued interest receivable	1,629	1,629	—	—	1,629

FINANCIAL LIABILITIES
Deposits	485,719	447,784	—	447,784	—
Short-term borrowings	2,674	2,674	—	2,674	—
Junior subordinated debt	9,534	9,673	—	—	9,673
Accrued interest payable	151	151	—	—	151

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

At June 30, 2017, the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the bank is expected to receive. This amount is deemed immaterial by management. See Note 9.

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

In February 2016, the FASB issued ASU 2016-02, “Leases, Topic 842”. This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard, which we anticipate we will adopt during the first quarter of 2019. We currently have one property that we operate under a lease, which would affect both the Consolidated Statements of Income and the Consolidated Balance Sheets.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent considerations (Reporting Revenue Gross versus Net)”. ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:  (i) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (ii) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer and (iii) Clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances.  For public business entities, the effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 which is effective for interim and annual periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application.  Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2016-08 and 2014-09 could require us to change how we recognize certain revenue streams within non-interest income, however, we do not expect these changes to have a significant impact on our financial statements.  We continue to evaluate the impact of ASU 2016-08 and 2014-09 on our Company and expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016.

During the six months ended June 30, 2017, the Company’s total assets increased $37.4 million, from $548.2 million to $585.6 million.

Cash and cash equivalents increased $30.9 million during the six months ended June 30, 2017. Cash and due from banks decreased $1.1 million, while interest-earning deposits with banks increased $32.0 million. The increase is directly related to the increase in noninterest-bearing deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $3.9 million to $113.9 million for the six-month period ended June 30, 2017. At June 30, 2017, the Company had net unrealized losses on securities available for sale of $1.2 million.

Loans held for investment increased from $341.8 million to $353.2 million, an increase of $11.4 million or 3.34%. The Company experienced growth in the commercial, other real estate construction, and other loan segments during the first six months of 2017. The other real estate construction segment has the largest increase in the portfolio of 16.6% or $4.4 million. The largest decline is in the residential real estate segment of $2.3 million or 2.8%. Loans held for sale decreased 46.6%, or $2.7 million as many of the loans produced near year-end were not sold on the secondary market until first quarter 2017. The allowance for loan losses was $2.6 million at June 30, 2017, which represented 0.72% of the total loan portfolio compared to $2.7 million or 0.79% at December 31, 2016.

Other changes in consolidated assets are primarily related to bank owned life insurance and other real estate owned. Bank owned life insurance increased $1.6 million due to an additional $1.5 million investment for an executive officer. Other real estate owned decreased $1.4 million. During the six months ended June 30, 2017, the Company sold thirteen pieces of property totaling $1.5 million. The Company recorded net valuation write-down adjustments of $78,000.

Customer deposits, our primary funding source, experienced a $36.4 million increase during the six-month period ended June 30, 2017, increasing from $485.7 million to $522.1 million or 7.49%. Demand noninterest bearing checking increased $18.9 million, interest checking and money market accounts increased $12.8 million, savings deposits increased $3.0 million and time deposits greater than $250,000 increased $4.0 million. This increase was offset by declines in other time deposits of $2.2 million.

Total short-term borrowings decreased $1.2 million for the first six months of 2017 due to a payoff of an outstanding line of credit.

Other liabilities increased from $6.6 million at December 31, 2016 to $7.7 million at June 30, 2017, an increase of $1.0 million related to an increase in supplemental executive retirement plans (SERPs) valuation and annual funding, of which there is a corresponding increase in Rabbi Trust assets.  Additionally, reserve balances increased due to timing of payables.  This occurs each year in preparation for invoices and contracts paid later in the year.

At June 30, 2017, total shareholders’ equity was $44.7 million, an increase of $1.2 million from December 31, 2016. Net income for the six-month period ended June 30, 2017 was $1.2 million. Unrealized gains and losses on investment securities, net of tax, increased by $557,000. The Company also repurchased 45,768 shares of common stock for a total value of $366,000. The Company paid $281,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $632,000 for the three months ended June 30, 2017, as compared to $710,000 for the three months ended June 30, 2016, a decrease of $78,000. Net income available to common shareholders was $484,000 or $0.07 per common share at June 30, 2017, compared to $562,000 or $0.08 per common share at June 30, 2016. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended June 30, 2017 was $4.5 million compared to $4.1 million for the three months ended June 30, 2016, an increase of $390,000. During the second quarter of 2017, the average yield on our interest–earning assets decreased nine basis points to 3.71%, while the average rate we paid for our interest-bearing liabilities decreased three basis points to 0.32%. The aforementioned changes resulted in an interest rate spread of 3.40% in the second quarter of 2017 compared to 3.44% in 2016. Our net interest margin was 3.46% and 3.51% for the comparable periods in 2017 and 2016, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a stronger interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2017 and 2016:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2017	2016	2017	2016	2017	2016
Interest-earning assets:
Taxable securities	$98,064	$86,756	$402	$322	1.64%	1.49%
Nontaxable securities (1)	16,960	19,536	105	126	4.01%	4.20%
Short-term investments	63,993	47,081	158	72	0.99%	0.62%
Taxable loans	340,158	313,290	4,063	3,787	4.79%	4.86%
Non-taxable loans (1)	10,887	16,919	69	109	4.12%	4.18%
Total interest-earning assets	530,062	483,582	4,797	4,416	3.71%	3.80%

Interest-bearing liabilities:
Interest-bearing deposits	391,079	359,939	175	182	0.18%	0.20%
Short-term borrowed funds	2,484	2,991	6	8	0.97%	1.08%
Long-term debt	9,531	9,541	137	137	5.85%	5.78%
Total interest bearing liabilities	403,094	372,471	318	327	0.32%	0.35%

Net interest spread	$126,968	$111,111	$4,479	$4,089	3.40%	3.44%

Net interest margin (1) (% of earning assets)					3.46%	3.51%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was a recovery of $114,000 for the three months ending June 30, 2017 compared to a recovery of $112,000 for the same period in 2016. There were net loan charge offs of $12,000 for the three months ended June 30, 2017, as compared with net loan recoveries of $8,000 during the same period of 2016. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue base is of major importance in our long-term success. Total noninterest income decreased $623,000 for the three-month period ending June 30, 2017 as compared to the same period in 2016. The primary factor contributing to the overall decrease was a decrease in income from the sale of securities of $337,000, a decrease in service fees and commissions from our investment division of $172,000, and a decrease of mortgage loan sales from $958,000 for the quarter ended June 30, 2017 to $878,000 for the same period in 2016.June 30, 2017

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2017 was $5.9 million compared to $6.0 million for the same period of 2016. Salaries and employee benefits, the largest component of noninterest expense, increased $39,000 for the quarter ending June 30, 2017.  Net occupancy expense increased $41,000 from $266,000 at June 30, 2016 to $307,000 at June 30, 2017. The increase is attributed to increased rent associated with expanding the mortgage division. Foreclosed real estate expense has increased $78,000 from $98,000 at June 30, 2016 to $176,000 at June 30, 2017 due to write downs for updated appraisals and contract prices to sell the property.  FDIC insurance has decreased $39,000 from June 30, 2016 to June 30, 2017 due to the decline in troubled assets, as well as the altered deposit insurance calculation that took effect in the first quarter of 2017. The table below reflects the composition of other noninterest expense.  Total loan cost declined $139,000 for the three month period June 30, 2017 compared to June 30, 2016 due to reduced loan collection, cost of loans in process of foreclosure, and reduced bank paid closing cost expenses.

Other noninterest expense

	Three Months Ended June 30,
	2017	2016
	(dollars in thousands)
Postage	$49	$48
Telephone and data lines	41	41
Loan costs	85	224
Shareholder relations expense	30	34
Dues and subscriptions	54	55
Other	223	310
Total	$482	$712

Income Tax Expense

The Company had income tax expense of $313,000 for the three months ended June 30, 2017 at an effective tax rate of 33.12% compared to income tax expense of $344,000 with an effective tax rate of 32.69% in the comparable 2016 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. The effective tax rate increased as we had less interest income from tax-free bonds and loans.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.2 million for the six months ended June 30, 2017, as compared to $1.2 million for the six months ended June 30, 2016, an increase of $29,000. Net income available to common shareholders was $955,000 or $0.14 per common share for the six months ended June 30, 2017, compared to $925,000 or $0.13 per common share for the six months ended June 30, 2016. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2017 was $8.8 million compared to $8.2 million for six months ending June 30, 2016. During the six months ending June 30, 2017, the volume of interest-earning assets increased, $38 million as the volume of interest-bearing liabilities increased $22 million. The average yield on our interest–earning assets declined nine basis points to 3.74%, while the average rate we paid for our interest-bearing liabilities decreased seven basis points to 0.31%. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in an decrease of three basis points in our interest rate spread to 3.42% for the first six months of 2017, compared to 3.45% for the first six months of 2016. Our net interest margin was 3.50% and 3.53% for the comparable six-month periods in 2017 and 2016, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a stronger interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2017 and 2016:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2017	2016	2017	2016	2017	2016
Interest-earning assets:
Taxable securities	$98,726	$84,104	$799	$650	1.63%	1.55%
Nontaxable securities (1)	17,277	19,216	217	249	4.08%	4.20%
Short-term investments	55,107	49,791	262	158	0.96%	0.64%
Taxable loans	337,036	310,374	7,989	7,575	4.78%	4.91%
Non-taxable loans (1)	10,584	16,953	133	220	4.08%	4.21%
Total interest-earning assets	518,730	480,438	9,400	8,852	3.74%	3.83%

Interest-bearing liabilities:
Interest-bearing deposits	383,734	360,411	329	396	0.17%	0.22%
Short-term borrowed funds	2,627	4,290	13	29	1.00%	1.41%
Long-term debt	9,533	9,545	272	273	5.75%	5.75%
Total interest bearing liabilities	395,894	374,246	614	698	0.31%	0.38%

Net interest spread	$122,836	$106,192	$8,786	$8,154	3.42%	3.45%

Net interest margin (1) (% of earning assets)					3.50%	3.53%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The Company recovered $173,000 for the six months ending June 30, 2017 compared to $170,000 recovered for the same period in 2016. There were net loan recoveries of $17,000 for the six months ended June 30, 2017 as compared with net loan charge-offs of $8,000 during the same period of 2016. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long-term success. Total noninterest income decreased $461,000 for the six-month period ending June 30, 2017 as compared to the same period in 2016. Income from mortgage loan sales was $1.8 million for the six months ended June 30, 2017 compared to $1.7 million for the same period in 2016. Service charges on deposit accounts produced revenue of $575,000 for the six months ended June 30, 2017, a decrease of $20,000 compared to the same period in 2016. Other service fees and commissions experienced a 6.2% decrease for the comparable six-month period. This decrease was directly related to brokerage commissions and asset management fees decreasing. June 30, 2017 There were no gains realized on the sale of securities for the first six months in 2017 compared to $542,000 for the same period in 2016.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2017 was $12.0 million compared to $11.9 million for the same period of 2016; an increase of $92,000. Salaries and employee benefits, the largest component of noninterest expense, increased $174,000 for the six months ending June 30, 2017. Professional fees and services decreased $23,000 during the six months ending June 30, 2017 as compared to the same period in 2016. FDIC deposit insurance premiums also declined $80,000 for the comparable periods. Foreclosed real estate expense increased $89,000 for the six months ending June 30, 2017 compared to the same period in 2016. The driver of this increase was due to write downs to contracts of sale. Other noninterest expense decreased $217,000 for the comparable six-month periods. The table below reflects the composition of other noninterest expense.  Total loan cost declined $173,000 for the six month period June 30, 2017 compared to June 30, 2016 due to reduced loan collection, cost of loans in process of foreclosure, and reduced bank paid closing cost expenses.

Other noninterest expense

	Six Months Ended June 30,
	2017	2016
	(in thousands)

Postage	$97	$100
Telephone and data lines	81	84
Loan costs	168	341
Shareholder relations expense	63	67
Dues and subscriptions	108	97
Other	666	711
Total	$1,183	$1,400

Income Tax Expense

The Company had income tax expense of $570,000 for the six months ended June 30, 2017 resulting in an effective tax rate of 31.34%, compared to income tax expense of $517,000 and an effective rate of 29.76% in the 2016 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. The effective tax rate increased as we had less interest income from tax-free bonds and loans.

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

At June 30, 2017, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $5.7 million compared to $6.1 million at December 31, 2016, a net decrease of $378,000. Total nonaccrual loans, which are a component of impaired loans, decreased from $1.5 million at December 31, 2015 to $1.0 million at

June 30, 2017. During the first six months of 2017, three relationships totaling $152,000 were added to impaired loans. The addition was offset by seven impaired relationships totaling $446,000 being charged off, paid out, and net pay downs of $101,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased seven basis points from 0.79% at December 31, 2016 to 0.72% at June 30, 2017. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans decreased from 0.76% at December 31, 2016 to 0.69% at June 30, 2017. Intuitively, growth in the loan portfolio would indicate an increase in the reserve; however, the overall quality of performing loans in the loan portfolio improved. Additionally, charge-offs have remained flat during the quarter compared to the fourth quarter of 2016; however recoveries increased, improving the net charge-offs position of the Company, which improved position also contributes to the decrease in the reserve for loan loss. New loan production has credit metrics that we believe indicate a lower probability of default, thus lowering the expected loss associated with those credits compared to the overall loan portfolio. The combined (current book and new production) loan portfolio is less risky; therefore, as current loans contractually pay down and new production is booked – growing the overall portfolio – the allowance as a percentage of loans, declines, similar to the expected loss of the overall blended portfolio. The individually evaluated allowance as a percentage of individually evaluated loans increased from 2.28% to 2.75% for the same periods due to an increase of individually evaluated loans that are not sufficiently collateralized, therefore requiring additional allowance. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

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

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.42% at December 31, 2016, to 0.29% at June 30, 2017.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $1.4 million during the six month period ended June 30, 2017. The Company sold thirteen pieces of foreclosed property totaling $1.5 million realizing a loss of $35,000. The Company had seven write-downs of $142,000 which was offset by improved valuations and sales activity of $64,000.  There was one loan foreclosed on during the second quarter with a book value of $137,000.

Troubled debt restructured loans at June 30, 2017 totaled $4.7 million compared to $4.5 million at December 31, 2016 and are included in impaired loans. At June 30, 2017, there were no troubled debt restructured loans in nonaccrual status.

The following table shows the comparison of nonperforming assets at June 30, 2017 to December 31, 2016:

Nonperforming Assets

(dollars in thousands)

	June 30, 2017	December 31, 2016
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,028	1,450
Other real estate owned	2,801	4,176
Total nonperforming assets	$3,829	$5,626

Allowance for loans losses	$2,551	$2,707
Nonperforming loans to total loans	0.29%	0.42%
Allowance for loan losses to total loans	0.72%	0.79%
Nonperforming assets to total assets	0.65%	1.03%
Allowance for loan losses to nonperforming loans	248.15%	186.69%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at June 30, 2017, with available credit of $28.0 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $52.2 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $28.2 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $9.5 million at both June 30, 2017, and December 31, 2016.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. Bank regulatory agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. Under the final rules, minimum requirements increase for both the quantity and quality of capital held by the Company. The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, an increase in increase in the minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, require a minimum ratio of total capital to risk-weighted assets of 8.00%, and require a minimum Tier 1 leverage ratio of 4.00%. A  capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2017, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the new rules.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2017, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the second quarter of 2017. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time, the Company’s subsidiary bank is engaged in ordinary routine litigation incidental to its business.

Item 1A.	Risk Factors

Disclosure under this item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months June 30, 2017.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2017 Through April 30, 2017	—	$—	—	$—
May 1, 2017 Through May 31, 2017	2,300	$4.90	—	$—
June 1, 2017 Through June 30, 2017	23,003	$4.97	—	$—
Total	25,303	$4.96	—	$—

(1)

Trades of the Company’s stock occur on the OTC Pink market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 8, 2017	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 8, 2017	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, in XBRL (eXtensible Business Reporting Language) (filed herewith)