Form 10-Q
period 2017-09-30
UWHARRIE CAPITAL CORP
filed 2017-11-07
CIK 898171

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,979,244 shares of common stock outstanding as of November 6, 2017.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	September 30, 2017 (Unaudited)	December 31, 2016*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,826	$9,422
Interest-earning deposits with banks	85,757	36,546
Securities available for sale, at fair value	97,717	105,899
Securities held to maturity, at amortized cost (fair value $11,575 and $11,934, respectively)	11,493	11,990
Loans held for sale	2,725	5,823
Loans:
Loans held for investment	349,919	341,829
Less allowance for loan losses	(2,448)	(2,707)
Net loans held for investment	347,471	339,122
Premises and equipment, net	14,302	14,173
Interest receivable	1,516	1,629
Restricted stock	1,068	1,052
Bank owned life insurance	8,514	6,897
Other real estate owned	2,681	4,176
Prepaid assets	1,000	826
Other assets	10,882	10,675
Total assets	$591,952	$548,230

LIABILITIES
Deposits:
Demand noninterest-bearing	$118,459	$103,138
Interest checking and money market accounts	295,330	272,968
Savings deposits	45,075	42,452
Time deposits, $250,000 and over	10,408	7,472
Other time deposits	57,981	59,689
Total deposits	527,253	485,719
Short-term borrowed funds	1,788	2,674
Junior subordinated debt	9,534	9,534
Interest payable	151	151
Other liabilities	8,066	6,627
Total liabilities	546,792	504,705

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,978,263 and 7,050,315	8,723	8,813
Additional paid-in capital	12,258	12,540
Undivided profits	14,262	12,867
Accumulated other comprehensive loss	(726)	(1,318)
Total Uwharrie Capital Corp shareholders’ equity	34,517	32,902
Noncontrolling interest	10,643	10,623
Total shareholders’ equity	45,160	43,525
Total liabilities and shareholders’ equity	$591,952	$548,230

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,214	$4,025	$12,336	$11,820
Investment securities
US Treasury	5	11	28	34
US Government agencies and corporations	369	313	1,122	939
State and political subdivisions	121	125	361	375
Interest-earning deposits with banks and federal funds sold	258	78	520	236
Total interest income	4,967	4,552	14,367	13,404

Interest Expense
Interest checking and money market accounts	113	82	295	229
Savings deposits	12	12	37	35
Time deposits, $250,000 and over	16	14	46	44
Other time deposits	51	59	143	255
Short-term borrowed funds	1	3	14	32
Long-term debt	138	139	410	412
Total interest expense	331	309	945	1,007
Net interest income	4,636	4,243	13,422	12,397
Provision for (recovery of) loan losses	(136)	240	(309)	70
Net interest income after provision for (recovery of) loan losses	4,772	4,003	13,731	12,327

Noninterest Income
Service charges on deposit accounts	299	309	874	904
Other service fees and commissions	1,003	1,055	3,206	3,330
Gain (loss) on sale of securities (includes reclassification of ($14,000), $2,000, ($14,000) and $544,000 from accumulated other comprehensive income)	(12)	2	(12)	544
Gain (loss) on fixed assets and other assets	3	(1)	3	(3)
Income from mortgage loan sales	790	1,111	2,539	2,769
Other income	215	117	567	389
Total noninterest income	2,298	2,593	7,177	7,933

Noninterest Expense
Salaries and employee benefits	3,647	3,626	10,987	10,792
Net occupancy expense	327	327	938	850
Equipment expense	151	159	451	488
Data processing costs	429	161	789	529
Office supplies and printing	27	34	89	117
Foreclosed real estate expense	48	29	312	204
Professional fees and services	223	171	570	541
Marketing and donations	251	224	737	651
Electronic banking expense	317	303	921	884
Software amortization and maintenance	198	174	569	508
FDIC insurance	76	86	167	257
Other noninterest expense	529	534	1,712	1,934
Total noninterest expense	6,223	5,828	18,242	17,755
Income before income taxes	847	768	2,666	2,505
Income taxes (includes reclassification of ($5,000), $1,000, ($5,000) and $210,000 from accumulated other comprehensive income)	259	228	829	745
Net income	$588	$540	$1,837	$1,760

Less: net income attributable to noncontrolling interest	(148)	(149)	(442)	(444)
Net income attributable to Uwharrie Capital Corp	440	391	1,395	1,316
Dividends – preferred stock	—	—	—	—
Net income (loss) available to common shareholders	$440	$391	$1,395	$1,316
Net income (loss) per common share
Basic	$0.06	$0.06	$0.20	$0.19
Diluted	$0.06	$0.06	$0.20	$0.19
Weighted average shares outstanding
Basic	6,979,137	7,095,112	7,008,240	7,111,733
Diluted	6,979,985	7,095,112	7,008,845	7,111,733

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Net Income	$588	$540	$1,837	$1,760

Unrealized gain on available for sale securities	40	(268)	884	1,165
Related tax effect	(14)	90	(301)	(422)
Reclassification of (gain) losses recognized in net income	14	(2)	14	(544)
Related tax effect	(5)	1	(5)	210

Total other comprehensive income	35	(179)	592	409

Comprehensive income	623	361	2,429	2,169

Less: Comprehensive income attributable to noncontrolling interest	(148)	(149)	(442)	(444)

Comprehensive income attributable to Uwharrie Capital Corp	$475	$212	$1,987	$1,725

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2016	7,050,315	$8,813	$12,540	$12,867	$(1,318)	$10,623	$43,525
Net income	—	—	—	1,395	—	442	1,837
Repurchase of common stock	(72,052)	(90)	(282)	—	—	—	(372)
Other comprehensive income	—	—	—	—	592	—	592
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(111)	(111)
Balance, September 30, 2017	6,978,263	$8,723	$12,258	$14,262	$(726)	$10,643	$45,160

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,837	$1,760
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation and amortization	636	615
Provision/ (recovery) of loan losses	(309)	70
(Gain) loss on sale of securities available for sale	12	(544)
(Gain) loss on sale of OREO	31	(20)
Net amortization of premium on investment securities AFS	665	745
Net amortization of premium on investment securities HTM	112	103
Net amortization of mortgage servicing rights	557	756
OREO write downs	92	15
Net change in:
Originations and purchases of mortgage loans for sale	(70,968)	(82,825)
Proceeds from sales of mortgage loans for sale	73,509	85,453
Accrued interest receivable	113	44
Prepaid assets	(174)	(490)
Cash surrender value of life insurance	(92)	(98)
Miscellaneous other assets	(493)	(231)
Accrued interest payable	—	(18)
Miscellaneous other liabilities	1,439	1,202
Net cash provided by operating activities	6,967	6,537

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	8,918	23,095
Proceeds from maturities, calls & paydowns of investment securities held to maturity	385	143
Proceeds from maturities, calls & paydowns of investment securities available for sale	5,823	5,668
Purchase of investment securities held to maturity	—	(1,027)
Purchase of investment securities available for sale	(6,338)	(39,597)
Purchase of life insurance investment	(1,525)	—
Net change in restricted stock	(16)	(12)
Net increase in loans	(8,401)	(24,515)
Proceeds from sales of premises, equipment, and other assets	—	150
Purchase of premises and equipment	(765)	(324)
Proceeds from sale of OREO	1,733	880
Net cash used by investing activities	(186)	(35,539)

Cash flows from financing activities
Net increase in deposit accounts	41,534	21,322
Net decrease in federal funds purchased and other short-term borrowings	(380)	(3,972)
Repayment of other borrowings	(506)	(10)
Common stock repurchases	(372)	(260)
Dividends paid on preferred stock	(442)	(424)
Net cash provided by financing activities	39,834	16,656
Increase (decrease) in cash and cash equivalents	46,615	(12,346)
Cash and cash equivalents, beginning of period	45,968	68,933
Cash and cash equivalents, end of period	$92,583	$56,587

Supplemental Disclosures of Cash Flow Information
Interest paid	$946	$1,025
Income taxes paid	660	252
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$592	$410
Loans transferred to foreclosed real estate	361	315
Mortgage servicing rights capitalized	451	756

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

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

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

The following table presents the changes in accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016:

	Unrealized holding gains on available-for-sale securities (net)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Beginning Balance	$(761)	$376	$(1,318)	$(212)

Other Comprehensive income (loss) before reclassifications, net of ($14,000), $90,000, ($301,000) and ($422,000) tax effect, respectively	26	(178)	583	743

Amounts reclassified from accumulated other comprehensive income, net of ($5,000), $1,000, ($5,000) and $210,000 tax effect	9	(1)	9	(334)

Net current-period other comprehensive income (loss)	35	(179)	592	409

Ending Balance	$(726)	$197	$(726)	$197

Note 3 – Noncontrolling Interest

In January 2013, the Company’s subsidiary banks issued a total of $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as a noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation and name change of the Company’s subsidiary banks.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had stock options outstanding covering 13,116 shares of common stock at both September 30, 2017 and December 31, 2016. All of these options were dilutive because the strike price was lower than the market price.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Weighted average number of common shares outstanding	6,979,137	7,095,112	7,008,240	7,111,733

Effect of dilutive stock options	848	—	605	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	6,979,985	7,095,112	7,008,845	7,111,733

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	57,007	24	619	56,412
GSE - Mortgage-backed securities and CMO’s	22,352	36	271	22,117
State and political subdivisions	14,413	47	348	14,112
Corporate bonds	5,045	34	3	5,076
Total securities available for sale	$98,817	$141	$1,241	$97,717

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,351	$9	$—	$1,360
State and political subdivisions	6,938	63	28	6,973
Corporate bonds	3,204	38	—	3,242
Total securities held to maturity	$11,493	$110	$28	$11,575

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,017	$—	$3	$4,014
U.S. Government agencies	58,506	28	863	57,671
GSE - Mortgage-backed securities and CMO’s	26,195	39	586	25,648
State and political subdivisions	14,123	71	658	13,536
Corporate bonds	5,054	14	38	5,030
Total securities available for sale	$107,895	$152	$2,148	$105,899

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,754	$—	$17	$1,737
State and political subdivisions	6,974	7	60	6,921
Corporate bonds	3,262	14	—	3,276
Total securities held to maturity	$11,990	$21	$77	$11,934

At September 30, 2017 and December 31, 2016, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 and $507,000, and Federal Home Loan Bank (FHLB) stock of $559,000 and $545,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated the fair value approximated cost and that these investments were not impaired at September 30, 2017.

Results from sales of securities available for sale for the three and nine-month periods ended September 30, 2017 and September 30, 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Gross proceeds from sales	$8,918	$—	$8,918	$20,225

Realized gains from sales	$—	$2	$—	$544
Realized losses from sales	12	—	12	—
Net realized gains	$(12)	$2	$(12)	$544

At September 30, 2017 and December 31, 2016, securities available for sale with a carrying amount of $80.7 million and $74.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments.

Management does not believe these fluctuations are a reflection of the quality of the investments. At September 30, 2017, the unrealized losses on available for sale securities less than twelve months related to eight government agency bonds, four government sponsored enterprise (GSE) mortgage backed securities, and one state and political bond.  The Company had twelve government agency bonds, nine GSE mortgage backed securities, and one corporate bond that had been in a loss position for more than twelve months. At September 30, 2017, the unrealized losses on held to maturity securities related to two state and political bonds.  At December 31, 2016, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury, seventeen government agency bonds, ten GSE mortgage backed securities, one corporate bond and seven state and political subdivision bonds. The Company had six government agency bonds, four GSE mortgage backed securities and one corporate bond that had been in a loss position for more than twelve months. At December 31, 2016, the unrealized losses on held to maturity securities related to one government agency security and eight state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Gov’t agencies	29,110	235	21,377	384	50,487	619
GSE-Mortgage-backed securities and CMO’s	6,148	40	11,456	231	17,604	271
State and political	1,162	25	10,224	323	11,386	348
Corporate bonds	—	—	806	3	806	3
Total securities available for sale	$36,420	$300	$43,863	$941	$80,283	$1,241

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
State and political	2,033	28	—	—	2,033	28
Total securities held to maturity	$2,033	$28	$—	$—	$2,033	$28

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,014	$3	$—	$—	$4,014	$3
U.S. Gov’t agencies	48,192	807	4,164	56	52,356	863
GSE-Mortgage-backed securities and CMO’s	16,250	395	5,251	191	21,501	586
State and political	9,994	658	—	—	9,994	658
Corporate bonds	1,999	27	800	11	2,799	38
Total securities available for sale	$80,449	$1,890	$10,215	$258	$90,664	$2,148

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Gov’t agencies	$1,895	$17	$—	$—	$1,895	$17
State and political	6,056	60	—	—	6,056	60
Total securities held to maturity	$7,951	$77	$—	$—	$7,951	$77

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At

September 30, 2017, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2017 by remaining contractual maturity are as follows:

	September 30, 2017
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Government agencies
Due after one but within five years	36,569	36,238	1.40%
Due after five but within ten years	15,022	14,799	1.90%
Due after ten years	5,416	5,375	1.77%
	57,007	56,412	1.57%
Mortgage-backed securities
Due after one but within five years	2,662	2,645	2.02%
Due after five but within ten years	5,875	5,866	2.15%
Due after ten years	13,815	13,606	1.93%
	22,352	22,117	2.00%
State and political subdivisions
Due after one but within five years	1,955	2,000	4.90%
Due after five but within ten years	2,703	2,657	3.12%
Due after ten years	9,755	9,455	2.45%
	14,413	14,112	2.91%
Corporate Bonds
Due after one but within five years	2,829	2,826	2.15%
Due after five but within ten years	2,216	2,250	1.50%
	5,045	5,076	1.86%
Total Securities available for sale
Due after one but within five years	44,015	43,709	1.64%
Due after five but within ten years	25,816	25,572	2.05%
Due after ten years	28,986	28,436	2.07%
	$98,817	$97,717	1.88%

	September 30, 2017
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	$1,351	$1,360	2.49%
	1,351	1,360	2.49%
State and political subdivisions
Due after one but within five years	3,700	3,710	2.28%
Due after five but within ten years	3,238	3,263	3.03%
	6,938	6,973	2.63%
Corporate Bonds
Due after one but within five years	3,204	3,242	2.76%
	3,204	3,242	2.76%
Total Securities held for maturity
Due after one but within five years	6,904	6,952	2.51%
Due after five but within ten years	4,589	4,623	2.87%
	$11,493	$11,575	2.65%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Commercial
Commercial	$56,469	$55,752
Real estate - commercial	116,178	109,752
Other real estate construction loans	32,511	26,718
Noncommercial
Real estate 1-4 family construction	4,360	5,625
Real estate - residential	77,447	81,700
Home equity	49,840	50,815
Consumer loans	10,431	9,711
Other loans	2,703	1,687
	349,939	341,760
Less:
Allowance for loan losses	(2,448)	(2,707)
Deferred loan (fees) costs, net	(20)	69

Loans held for investment, net	$347,471	$339,122

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2017 and 2016, respectively:

Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Balance, beginning of period	$1,323	$1,346	$1,404	$1,310
Provision (recovery) charged to operations	(34)	271	(169)	342
Charge-offs	(6)	(69)	(22)	(131)
Recoveries	18	12	88	39
Net (charge-offs) / Recoveries	12	(57)	66	(92)
Balance at end of period	$1,301	$1,560	$1,301	$1,560

Non-Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Balance, beginning of period	$1,228	$1,360	$1,303	$1,574
Provision (recovery) charged to operations	(102)	(31)	(140)	(272)
Charge-offs	(7)	(118)	(91)	(198)
Recoveries	28	78	75	185
Net (charge-offs) / Recoveries	21	(40)	(16)	(13)
Balance at end of period	$1,147	$1,289	$1,147	$1,289

Total	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Balance, beginning of period	$2,551	$2,706	$2,707	$2,884
Provision (recovery) charged to operations	(136)	240	(309)	70
Charge-offs	(13)	(187)	(113)	(329)
Recoveries	46	90	163	224
Net (charge-offs) / Recoveries	33	(97)	50	(105)
Balance at end of period	$2,448	$2,849	$2,448	$2,849

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2017 and December 31, 2016:

September 30, 2017
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$13	$1,856	$1,288	$203,302	$1,301	$205,158
Non-Commercial	154	3,534	993	141,227	1,147	144,761

Total	$167	$5,390	$2,281	$344,529	$2,448	$349,919

December 31, 2016
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$16	$1,993	$1,388	$190,229	$1,404	$192,222
Non-Commercial	123	4,096	1,180	145,511	1,303	149,607

Total	$139	$6,089	$2,568	$335,740	$2,707	$341,829

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

September 30, 2017
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$34	$—	$34	$56,435	$56,469	$—
Real estate - commercial	114	457	571	116,064	116,178	—
Other real estate construction	—	53	53	32,511	32,511	—
Real estate 1-4 family construction	—	—	—	4,360	4,360	—
Real estate - residential	1,356	190	1,546	76,071	77,427	—
Home equity	171	58	229	49,669	49,840	—
Consumer loans	12	2	14	10,417	10,431	2
Other loans	—	—	—	2,703	2,703	—

Total	$1,687	$760	$2,447	$348,230	$349,919	$2

December 31, 2016
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$55,752	$55,752	$—
Real estate - commercial	—	392	392	109,360	109,752	—
Other real estate construction	106	190	296	26,422	26,718	—
Real estate construction	—	—	—	5,625	5,625	—
Real estate - residential	510	846	1,356	80,413	81,769	—
Home equity	66	22	88	50,727	50,815	—
Consumer loan	36	—	36	9,675	9,711	—
Other loans	—	—	—	1,687	1,687	—

Total	$718	$1,450	$2,168	$339,661	$341,829	$—

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

The Company had $1.1 million in foreclosed residential real estate and no residential real estate in the process of foreclosure at September 30, 2017.

The composition of nonaccrual loans by class as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
	(dollars in thousands)

Real estate - commercial	457	392
Other real estate construction	53	190
Real estate – residential	190	846
Home equity	58	22
Consumer loans	2	—
	$760	$1,450

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2017 and December 31, 2016:

September 30, 2017
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$55,202	$1,252	$15	$—	$56,469
Real estate - commercial	110,810	3,091	2,277	—	116,178
Other real estate construction	30,382	1,736	393	—	32,511
Real estate 1 - 4 family construction	4,360	—	—	—	4,360
Real estate - residential	69,364	6,839	1,224	—	77,427
Home equity	48,981	800	59	—	49,840
Consumer loans	10,361	69	1	—	10,431
Other loans	2,703	—	—	—	2,703

Total	$332,163	$13,787	$3,969	$—	$349,919

December 31, 2016
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$54,906	$827	$19	$—	$55,752
Real estate - commercial	105,366	1,937	2,449	—	109,752
Other real estate construction	24,312	1,876	530	—	26,718
Real estate 1 - 4 family construction	5,625	—	—	—	5,625
Real estate - residential	71,105	8,551	2,113	—	81,769
Home equity	49,818	973	24	—	50,815
Consumer loans	9,545	163	3	—	9,711
Other loans	1,687	—	—	—	1,687

Total	$322,364	$14,327	$5,138	$—	$341,829

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At September 30, 2017 there was one loan 90 days past due and still accruing and no loans at December 31, 2016. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2017 and December 31, 2016:

September 30, 2017
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$56,469	$—	$56,469
Real estate - commercial	115,721	457	116,178
Other real estate construction	32,458	53	32,511
Real estate 1 – 4 family construction	4,360	—	4,360
Real estate – residential	77,238	190	77,427
Home equity	49,781	58	49,840
Consumer loans	10,429	2	10,431
Other loans	2,703	—	2,703

Total	$349,159	$760	$349,919

December 31, 2016
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$55,752	$—	$55,752
Real estate - commercial	109,360	392	109,752
Other real estate construction	26,528	190	26,718
Real estate 1 – 4 family construction	5,625	—	5,625
Real estate – residential	80,923	846	81,769
Home equity	50,793	22	50,815
Consumer loans	9,711	—	9,711
Other loans	1,687	—	1,687

Total	$340,379	$1,450	$341,829

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2017 and December 31, 2016.

September 30, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$11	$11	$—	$—
Real estate - commercial	1,692	1,412	280	9
Other real estate construction	691	53	100	4
Real estate 1 - 4 family construction	1	—	1	—
Real estate - residential	3,413	1,417	1,996	122
Home equity	71	28	42	32
Consumer loans	49	50	—	—
Other loans	—	—	—	—

Total	$5,928	$2,971	$2,419	$167

December 31, 2016
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$29	$13	$16	$2
Real estate - commercial	1,671	1,552	119	9
Other real estate construction	831	190	103	5
Real estate 1 - 4 family construction	6	—	6	—
Real estate - residential	3,994	2,072	1,922	123
Home equity	35	35	—	—
Consumer loans	61	61	—	—
Other loans	—	—	—	—

Total	$6,627	$3,923	$2,166	$139

	Three Months ended September 30, 2017		Three Months ended September 30, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$11	1	$31	—
Real estate - commercial	1,661	17	620	9
Other real estate construction	154	1	297	1
Real estate 1- 4 family construction	2	—	9	1
Real estate - residential	3,560	39	4,542	65
Home equity	112	—	46	—
Consumer loans	51	—	71	2
Other loans	—	—	—	—

Total	$5,551	$58	$5,616	$78

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$20	$1	$48	$1
Real estate - commercial	1,664	46	624	28
Other real estate construction	223	4	299	4
Real estate 1- 4 family construction	4	—	11	1
Real estate - residential	3,777	124	4,522	176
Home equity	74	1	47	1
Consumer loans	55	3	74	5
Other loans	—	—	—	—

Total	$5,817	$179	$5,625	$216

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

At September 30, 2017, the Company had $4.7 million in TDRs outstanding, none of which were on a non-accruing basis.

For the three and nine months ended September 30, 2017 and 2016, the following table presents a breakdown of the types of concessions made by loan class:

For the Three Months Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	186	186
Home equity	—	—	—
Consumer loans	1	9	7
Other loans	—	—	—

Total	2	$195	$193

For the Three Months Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	226	214
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$226	$214

	For the Nine Months Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$12	$11
Real estate - commercial	1	166	163
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	5	661	630
Home equity	—	—	—
Consumer loans	1	9	7
Other loans	—	—	—

Total	8	$848	$811

For the Nine Months Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	555	482
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$555	$482

During the twelve months ended September 30, 2017 and September 30, 2016, there was one TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $123,000 in the allowance for loan losses as of September 30, 2017, as a direct result of these TDRs. At September 30, 2016, there was $106,000 in the allowance for loan losses related to TDRs.

The following table presents the successes and failures of the types of loan modifications within the previous twelve months as of September 30, 2017 and 2016:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2017

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	5	562	8	811	—	—	1	15

Total	5	$562	8	$811	—	$—	1	$15

September 30, 2016

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	6	433	8	501	—	—	4	59

Total	6	$433	8	$501	—	$—	4	$59

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

At September 30, 2017, outstanding financial instruments whose contract amounts represented credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$106,808
Credit card commitments	10,419
Standby letters of credit	1,349
Total commitments	$118,576

In 2016, the Bank entered into a five-year operating lease for commercial property. The term expires on September 30, 2021. The annual cost of the lease is $151,875 with a 2.625% annual adjustor.

During the second quarter of 2017, the Bank entered into a lease that following completion of construction will be ten years and three months.  Construction is expected to be complete no later than first quarter of 2018.

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Government Agencies	56,412	—	56,412	—
GSE - Mortgage-backed securities and CMO’s	22,117	—	22,117	—
State and political subdivisions	14,112	—	14,112	—
Corporate bonds	5,076	—	5,076	—

Total assets at fair value	$97,717	$—	$97,717	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,014	$4,014	$—	$—
US Gov’t	57,671	—	57,671	—
Mortgage-backed securities and CMO’s	25,648	—	25,648	—
State and political subdivisions	13,536	—	13,536	—
Corporate bonds	5,030	—	5,030	—

Total assets at fair value	$105,899	$4,014	$101,885	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,304	$—	$—	$2,304
Other real estate owned	1,827	—	—	1,827
Total assets at fair value	$4,131	$—	$—	$4,131

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,217	$—	$—	$2,217
Other real estate owned	3,130	—	—	3,130

Total assets at fair value	$5,347	$—	$—	$5,347
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2017
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2016
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At September 30, 2017, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2017 and December 31, 2016 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2017 and December 31, 2016:

September 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$92,583	92,583	$90,093	$2,490	$—
Securities available for sale	97,717	97,717	—	97,717	—
Securities held to maturity	11,493	11,575	—	11,575	—
Loans held for investment, net	349,919	354,125	—	—	354,125
Loans held for sale	2,725	2,725	—	2,725	—
Restricted stock	1,068	1,068	1,068	—	—
Accrued interest receivable	1,516	1,516	—	—	1,516

FINANCIAL LIABILITIES
Deposits	$527,253	$500,388	$—	$500,388	$—
Short-term borrowings	1,788	1,788	—	1,788	—
Junior subordinated debt	9,534	9,651	—	—	9,651
Accrued interest payable	151	151	—	—	151

December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$45,968	$45,995	$43,478	$2,517	$—
Securities available for sale	105,899	105,899	4,014	101,885	—
Securities held to maturity	11,990	11,934	—	11,934	—
Loans held for investment, net	339,122	337,348	—	—	337,348
Loans held for sale	5,823	5,685	—	5,685	—
Restricted stock	1,052	1,052	1,052	—	—
Accrued interest receivable	1,629	1,629	—	—	1,629

FINANCIAL LIABILITIES
Deposits	485,719	447,784	—	447,784	—
Short-term borrowings	2,674	2,674	—	2,674	—
Junior subordinated debt	9,534	9,673	—	—	9,673
Accrued interest payable	151	151	—	—	151

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

At September 30, 2017, the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9.

Note 12 – Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation and disclosure. The amendments in this ASU (i) require equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) simplify the impairment assessment of equity investments without readily determinable fair value; (iii) require public business entities to use exit prices, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (iv) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (v) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; (vi) require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (vii) state that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets. The amendments in this ASU are effective for public business entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. The ASU only permits early adoption of the instrument-specific credit risk provision. The Company currently does not invest in equity securities, therefore the impact from the adoption of this standard is not expected to be material to the financial position or results of operations of the Company, but new disclosures on fair value will be implemented.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016.

During the nine months ended September 30, 2017, the Company’s total assets increased $43.7 million, from $548.2 million to $591.9 million.

Cash and cash equivalents increased $46.6 million during the nine months ended September 30, 2017. Cash and due from banks decreased $2.6 million, while interest-earning deposits with banks increased $49.2 million. The increase is directly related to the increase in noninterest-bearing deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $8.7 million to $109.2 million for the nine-month period ended September 30, 2017. At September 30, 2017, the Company had net unrealized losses on securities available for sale of $1.1 million.

Loans held for investment increased from $341.8 million to $349.9 million, an increase of $8.1 million or 2.37%. The Company experienced growth in the commercial, other real estate commercial and construction, and other loan segments during the first nine months of 2017. The other real estate construction segment has the largest increase in the portfolio of 21.7% or $5.8 million. The largest decline is in the residential real estate segment of $4.3 million or 5.2%. Loans held for sale decreased 53.2%, or $3.1 million as many of the loans produced near year-end were not sold on the secondary market until first quarter 2017. The allowance for loan losses was $2.4 million at September 30, 2017, which represented 0.69% of the total loan portfolio compared to $2.7 million or 0.79% at December 31, 2016.

Other changes in consolidated assets are primarily related to bank owned life insurance and other real estate owned. Bank owned life insurance increased $1.6 million due to an additional $1.5 million investment for an executive officer. Other real estate owned decreased $1.5 million. During the nine months ended September 30, 2017, the Company sold thirteen pieces of property totaling $1.8 million. The Company recorded net valuation write-down adjustments of $92,000.

Customer deposits, our primary funding source, experienced a $41.5 million increase during the nine-month period ended September 30, 2017, increasing from $485.7 million to $527.2 million or 8.55%. Demand noninterest bearing checking increased $15.3 million, interest checking and money market accounts increased $22.3 million, savings deposits increased $2.6 million and time deposits greater than $250,000 increased $2.9 million. This increase was offset by declines in other time deposits of $1.7 million.

Total short-term borrowings decreased $886,000 for the first nine months of 2017 due to a payoff of an outstanding line of credit.

Other liabilities increased from $6.6 million at December 31, 2016 to $8.1 million at September 30, 2017, an increase of $1.4 million related to an increase in supplemental executive retirement plans (SERPs) valuation and annual funding, of which there is a corresponding increase in Rabbi Trust assets.  Additionally, reserve balances increased due to timing of payables which is to recognize expenses to be paid within the calendar year.

At September 30, 2017, total shareholders’ equity was $45.2 million, an increase of $1.6 million from December 31, 2016. Net income for the nine-month period ended September 30, 2017 was $1.8 million. Unrealized gains and losses on investment securities, net of tax, increased by $592,000. The Company also repurchased 72,052 shares of common stock for a total value of $372,000. The Company paid $422,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $588,000 for the three months ended September 30, 2017, as compared to $540,000 for the three months ended September 30, 2016, a increase of $48,000. Net income available to common shareholders was $440,000 or $0.06 per common share at September 30, 2017, compared to $391,000 or $0.06 per common share at September 30, 2016. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended September 30, 2017 was $4.6 million compared to $4.2 million for the three months ended September 30, 2016, an increase of $393,000. During the third quarter of 2017, the average yield on our interest–earning assets decreased three basis points to 3.72%, while the average rate we paid for our interest-bearing liabilities remained flat at 0.32%. The aforementioned changes resulted in a decrease of two basis points interest rate spread to 3.40% for the third quarter of 2017 compared to 3.42% in 2016. Our net interest margin decreased one basis point to 3.47% in the third quarter of 2017 from 3.48% in the comparable period in 2016. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a stronger interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2017 and 2016:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2017	2016	2017	2016	2017	2016
Interest-earning assets:
Taxable securities	$95,670	$87,217	$386	$324	1.60%	1.48%
Nontaxable securities (1)	16,260	19,440	109	125	4.29%	4.20%
Short-term investments	76,098	48,799	258	78	1.35%	0.64%
Taxable loans	342,246	327,457	4,146	3,929	4.81%	4.77%
Non-taxable loans (1)	10,800	15,296	68	96	4.01%	4.18%
Total interest-earning assets	541,074	498,209	4,967	4,552	3.72%	3.75%

Interest-bearing liabilities:
Interest-bearing deposits	399,205	370,622	192	167	0.19%	0.18%
Short-term borrowed funds	1,556	2,183	1	3	0.25%	0.55%
Long-term debt	9,534	9,538	138	139	5.74%	5.80%
Total interest bearing liabilities	410,295	382,343	331	309	0.32%	0.32%

Net interest spread	$130,779	$115,866	$4,636	$4,243	3.40%	3.42%

Net interest margin (1) (% of earning assets)					3.47%	3.48%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The provision for loan losses was a recovery of $136,000 for the three months ending September 30, 2017 compared to an expense of $240,000 for the same period in 2016. There were net loan recoveries of $22,000 for the three months ended September 30, 2017, as compared with net loan charge offs of $97,000 during the same period of 2016. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue base is of major importance in our long-term success. Total noninterest income decreased $295,000 for the three-month period ending September 30,

2017 as compared to the same period in 2016. The primary factor contributing to the overall decrease was a decrease in service fees and commissions from our investment division of $52,000, and a decrease of mortgage loan sales of $321,000 to $2.5 million for the quarter ended September 30, 2017 from $2.8 million for the same period in 2016.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2017 was $6.2 million compared to $5.8 million for the same period of 2016. The largest component of noninterest expense comes from $250,000 for deconversion costs of our core accounting software. Salaries and employee benefits increased $21,000 for the quarter ending September 30, 2017.  Net occupancy expense remained flat at September 30, 2017. Foreclosed real estate expense has increased $17,000 from $29,000 at September 30, 2016 to $48,000 at September 30, 2017 due to write downs for updated appraisals and contract prices to sell the property.  FDIC insurance has decreased $10,000 from September 30, 2016 to September 30, 2017 due to the decline in troubled assets, as well as the altered deposit insurance calculation that took effect in the first quarter of 2017. The table below reflects the composition of other noninterest expense.  Total loan cost increased $16,000 for the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016 due to reduced loan collection, cost of loans in process of foreclosure, and reduced bank paid closing cost expenses.

Other noninterest expense

	Three Months Ended September 30,
	2017	2016
	(dollars in thousands)
Postage	$45	$48
Telephone and data lines	43	41
Loan costs (recoveries)	81	65
Shareholder relations expense	47	33
Dues and subscriptions	55	49
Other	258	298
Total	$529	$534

Income Tax Expense

The Company had income tax expense of $259,000 for the three months ended September 30, 2017 at an effective tax rate of 30.58% compared to income tax expense of $228,000 with an effective tax rate of 29.69% in the comparable 2016 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. The effective tax rate increased as we had less interest income from tax-free bonds and loans.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported an increase of $77,000 in net income for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Net income available to common shareholders was $1.4 million or $0.20 per common share for the nine months ended September 30, 2017, compared to $1.3 million or $0.19 per common share for the nine months ended September 30, 2016. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2017 was $13.4 million compared to $12.4 million for nine months ending September 30, 2016. During the nine months ending September 30, 2017, the volume of interest-earning assets increased $40 million as the volume of interest-bearing liabilities increased $24 million. The average yield on our interest–earning assets declined seven basis points to 3.73%, while the average rate we paid for our interest-bearing liabilities decreased four basis points to 0.32%. The Company’s assets that are interest rate sensitive adjust at the time the Federal Reserve adjusts interest rates, while interest-bearing time deposits adjust at the time of maturity. The aforementioned changes resulted in a decrease of two basis points in our interest rate spread to 3.42% for the first nine months of 2017, compared to 3.44% for the first nine months of 2016. Our net interest margin was 3.49% and 3.52% for the comparable nine-month periods in 2017 and 2016, respectively. A portion of the Company’s loan portfolio has interest rate floors and caps in place on the loans. This feature has allowed the Company to maintain a stronger interest margin, while there has been a decline in rates; however, this feature could hurt the margin in a rising rate environment.

The following table presents average balance sheets and a net interest income analysis for the six months ended September 30, 2017 and 2016:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2017	2016	2017	2016	2017	2016
Interest-earning assets:
Taxable securities	$97,694	$85,149	$1,185	$973	1.62%	1.53%
Nontaxable securities (1)	16,936	19,291	326	375	4.15%	4.20%
Short-term investments	62,181	49,458	520	235	1.12%	0.63%
Taxable loans	338,794	316,102	12,135	11,506	4.79%	4.86%
Non-taxable loans (1)	10,657	16,405	201	315	4.06%	4.21%
Total interest-earning assets	526,262	486,405	14,367	13,404	3.73%	3.80%

Interest-bearing liabilities:
Interest-bearing deposits	388,948	363,839	521	563	0.18%	0.21%
Short-term borrowed funds	2,267	3,582	14	32	0.83%	1.19%
Long-term debt	9,534	9,543	410	412	5.75%	5.77%
Total interest bearing liabilities	400,749	376,964	945	1,007	0.32%	0.36%

Net interest spread	$125,513	$109,441	$13,422	$12,397	3.42%	3.44%

Net interest margin (1) (% of earning assets)					3.49%	3.52%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 34.00% tax rate.

Provision and Allowance for Loan Losses

The Company recovered $309,000 for the nine months ending September 30, 2017 compared to $70,000 provision for the same period in 2016. There were net loan recoveries of $49,000 for the nine months ended September 30, 2017 as compared with net loan charge-offs of $8,000 during the same period of 2016. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, like all financial institutions, diversification of our earnings base is of major importance in our long-term success. Total noninterest income decreased $756,000 for the nine-month period ending September 30, 2017 as compared to the same period in 2016. Income from mortgage loan sales was $2.5 million for the nine months ended September 30, 2017 compared to $2.8 million for the same period in 2016. Service charges on deposit accounts produced revenue of $874,000 for the nine months ended September 30, 2017, a decrease of $30,000 compared to the same period in 2016. Other service fees and commissions experienced a 1.6% decrease for the comparable nine-month period. This decrease was directly related to brokerage commissions and mortgage loan sales decreasing. September 30, 2017 losses realized on the sale of securities were $14,000 for the first nine months in 2017 compared to gains of $544,000 for the same period in 2016.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2017 was $18.2 million compared to $17.8 million for the same period of 2016; an increase of $487,000. Salaries and employee benefits, the largest component of noninterest expense, increased $195,000 for the nine months ending September 30, 2017. Professional fees and services increased $52,000 during the nine months ending September 30, 2017 as compared to the same period in 2016. Data processing fees increased $250,000 for deconversion costs of our core accounting software.  FDIC deposit insurance premiums also declined $90,000 for the comparable periods. Foreclosed real estate expense increased $108,000 for the nine months ending September 30, 2017 compared to the same period in 2016. The driver of this increase was due to write downs to contracts of sale. Other noninterest expense decreased $222,000 for the comparable nine-month periods. The table below reflects the composition of other noninterest expense.  Total loan cost declined $157,000 for the nine-month period September 30, 2017 compared to September 30, 2016 due to reduced loan collection, cost of loans in process of foreclosure, and reduced bank paid closing cost expenses.

Other noninterest expense

	Nine Months Ended September 30,
	2017	2016
	(in thousands)

Postage	$142	$145
Telephone and data lines	124	125
Loan costs	249	406
Shareholder relations expense	110	100
Dues and subscriptions	163	146
Other	924	1,012
Total	$1,712	$1,934

Income Tax Expense

The Company had income tax expense of $829,000 for the nine months ended September 30, 2017 resulting in an effective tax rate of 31.10%, compared to income tax expense of $745,000 and an effective rate of 29.74% in the 2016 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. The effective tax rate increased as we had less interest income from tax-free bonds and loans.

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

At September 30, 2017, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $5.4 million compared to $6.1 million at December 31, 2016, a net decrease of $699,000. Total nonaccrual loans, which are a component of impaired loans, decreased from $1.5 million at December 31, 2016 to $758,000 at

September 30, 2017. During the first nine months of 2017, four relationships totaling $140,000 were added to impaired loans. The addition was offset by twelve impaired relationships totaling $849,000 being charged off, paid out, and net pay downs of $182,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased ten basis points from 0.79% at December 31, 2016 to 0.69% at September 30, 2017. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans decreased from 0.78% at December 31, 2016 to 0.69% at September 30, 2017. Intuitively, growth in the loan portfolio would indicate an increase in the reserve; however, the overall quality of performing loans in the loan portfolio improved. Additionally, charge-offs have declined $217,000 during the first three quarters compared to the same period of 2016. Recoveries have also decreased $62,000 resulting in an improvement in net charge-offs of $155,000.  The improved charge off position contributed to the decrease in the reserve for loan loss. New loan production has credit metrics that we believe indicate a lower probability of default, thus lowering the expected loss associated with those credits compared to the overall loan portfolio. The combined (current book and new production) loan portfolio is less risky; therefore, as current loans contractually pay down and new production is booked – growing the overall portfolio – the allowance as a percentage of loans, declines, similar to the expected loss of the overall blended portfolio. The individually evaluated allowance as a percentage of individually evaluated loans increased from 2.28% at December 31, 2016 to 3.11% at September 30, 2017 due to an increase of individually evaluated loans that are not sufficiently collateralized, therefore requiring additional allowance. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans and the rare event of severe loss that can occur within the loan portfolio. Specifically, the Company calculates probable losses on loans by computing a probability of loss and expected loss scenario by FDIC call report codes. Together, these expected components as well as a level of more extreme unexpected losses form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

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

Nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.42% at December 31, 2016, to 0.22% at September 30, 2017.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $1.7 million during the nine month period ended September 30, 2017. The Company sold fifteen pieces of foreclosed property totaling $1.8 million realizing a loss of $31,000. The Company had seven write-downs of $142,000 which was offset by improved valuations and sales activity of $50,000.  There were two loans foreclosed on during the third quarter with a book value of $113,000.

Troubled debt restructured loans at September 30, 2017 totaled $4.7 million compared to $4.5 million at December 31, 2016 and are included in impaired loans. At September 30, 2017, there were no troubled debt restructured loans in nonaccrual status.

The following table shows the comparison of nonperforming assets at September 30, 2017 to December 31, 2016:

Nonperforming Assets

(dollars in thousands)

	September 30, 2017	December 31, 2016
Nonperforming assets:
Loans past due 90 days or more	$2	$—
Nonaccrual loans	758	1,450
Other real estate owned	2,681	4,176
Total nonperforming assets	$3,441	$5,626

Allowance for loans losses	$2,448	$2,707
Nonperforming loans to total loans	0.22%	0.42%
Allowance for loan losses to total loans	0.69%	0.79%
Nonperforming assets to total assets	0.58%	1.03%
Allowance for loan losses to nonperforming loans	322.96%	186.69%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at September 30, 2017, with available credit of $28.0 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $40.5 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $30.7 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $9.5 million at both September 30, 2017, and December 31, 2016.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. Bank regulatory agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. Under the final rules, minimum requirements increase for both the quantity and quality of capital held by the Company. The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, an increase in the minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, require a minimum ratio of total capital to risk-weighted assets of 8.00%, and require a minimum Tier 1 leverage ratio of 5.00%. A  capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2017, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the new rules.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2017, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the third quarter of 2017. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2017.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2017 Through July 31, 2017	—	$—	—	$—
August 1, 2017 Through August 31, 2017	—	$—	—	$—
September 1, 2017 Through September 30, 2017	981	$5.25	—	$—
Total	981	$5.25	—	$—

(1)

Trades of the Company’s common stock occur on the OTC Pink market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are being filed herewith:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, in XBRL (eXtensible Business Reporting Language)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 7, 2017	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 7, 2017	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer