Form 10-K
period 2017-12-31
UWHARRIE CAPITAL CORP
filed 2018-02-28
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $36,093,967.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,112,853 shares of common stock outstanding as of February 21, 2018.

Documents Incorporated by Reference.

Portions of the Registrant’s 2017 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2017 and (ii) the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this report.

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

The Company and its subsidiaries conduct their operations in Stanly County, Anson County, Cabarrus County and Mecklenburg County, North Carolina. The Company is community-oriented, emphasizing the well-being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today’s quickly changing financial services industry. In 1993, the Company implemented its current strategy to remain a strong, independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company’s technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the cost of delivering competitive services.

At December 31, 2017, the Company and related subsidiaries had 167 full-time and 17 part-time employees.

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

Federal Bank Holding Company Regulation and Structure

As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the “BHCA”) and to the supervision, examination and reporting requirements of the Federal Reserve System. The Bank has a North Carolina commercial bank charter and is subject to regulation, supervision and examination by the Federal Reserve and the North Carolina Commissioner of Banks (“NCCOB”).

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

State Law

The Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of state-chartered banks, capital requirements for banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

The NCCOB has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease-and-desist orders and to seek civil money penalties. The NCCOB may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital, and may appoint a receiver.

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

Capital Adequacy

The Company and the Bank must comply with the Federal Reserve’s established capital adequacy standards. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

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

At December 31, 2017 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.80% and 13.19%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2017 was 7.85% compared to 8.39% at December 31, 2016. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2017, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as the Company. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations.

In October 2017, the federal banking agencies issued a notice of proposed rulemaking on simplifications to the final rules, a majority of which would apply solely to banking organizations that are not subject to the advanced approaches capital rule. Under the proposed rulemaking, non-advanced approaches banking organizations, such as the Company, would apply a simpler regulatory capital treatment for mortgage servicing assets (“MSAs”); certain deferred tax assets (“DTAs”) arising from temporary differences; investments in the capital of unconsolidated financial institutions; and capital issued by a consolidated subsidiary of a banking organization and held by third parties.

Specifically, the proposed rulemaking would eliminate: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. The capital rule would no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead would require that non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital. The proposed rulemaking also includes revisions to the treatment of certain acquisition, development, or construction exposures that are designed to address comments regarding the current definition of high volatility commercial real estate exposure under the capital rule’s standardized approach.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor.  Leadership of the federal banking regulators, who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Company.

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

FDIC Insurance Assessments

Assessments are paid by each Deposit Insurance Fund (DIF) member institution based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2017 and 2016 were $229,000 and $269,000, respectively.

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

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the DIF. This could, in turn, raise our future deposit insurance assessment costs. On the other hand, the law changed the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller commercial banks such as the Bank may otherwise have to pay in the future. The specific amount by which the new law’s combined changes will affect our deposit insurance assessment costs is hard to predict, particularly because the law gives the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2017 was 12 basis points per $100 of assessable deposits throughout the year. These assessments will continue until the debt matures in 2017 through 2019.

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

The Gramm-Leach-Bliley Act made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. The Bank received a “Satisfactory” rating in its last CRA examination, which was conducted as of April 17, 2017.

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

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and then again if any changes are made, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $559,000 at December 31, 2017. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2017, our C&D concentration as a percentage of risk-based capital totaled 80.4% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 170.1%.

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

Evolving Legislation and Regulatory Action

General. New laws or regulations or changes to existing laws and regulations, including changes in interpretation or enforcement, could materially adversely affect our financial condition or results of operations. As a result, the overall financial impact on the Company and the Bank cannot be anticipated at this time.

Dodd-Franck Act. In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provided for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and those markets are fair, transparent and competitive.

In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, and reform and simplifications of certain Volcker Rule requirements.

2017 Executive Order. On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries.

Tax Cuts and Jobs Act of 2017. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact the Company, including the following:

•

Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to the Company by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets.

•

Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals.

•

Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus”

depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•

Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion.

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

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2017 there are no material pending legal proceedings to which the Registrant, or any of its subsidiaries, is a party, or of which any of their property is the subject.

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

	2017		2016
	High	Low	High	Low
First Quarter	$5.45	$5.25	$4.50	$3.82
Second Quarter	$5.50	$5.23	$4.54	$4.31
Third Quarter	$5.60	$5.35	$4.71	$4.45
Fourth Quarter	$5.75	$5.46	$7.00	$4.70

Holders

On February 6, 2018, there were approximately 2,722 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2017 or 2016.  The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

In March 2014, the Company completed a private placement of fixed rate junior subordinated debt securities in an aggregate amount of $9.5 million. The debt securities have a final maturity date of March 31, 2024 and may be redeemed by the Company after March 31, 2019. The debt securities pay interest quarterly at an annual fixed rate of 5.75%. The debt securities were issued in a transaction not involving a public offering and were therefore exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of that act and Rule 506(b) of Regulation D promulgated thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2017.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2017 Through October 31, 2017	—	$—	—	$—
November 1, 2017 Through November 30, 2017	—	$—	—	$—
December 1, 2017 Through December 31, 2017	3,657	$5.14	—	$—
Total	3,657	$5.14	—	$—

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

[Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2017.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

[Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2017.]

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO 2013 Internal Control Integrated Framework, the Company believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

Date: February 28, 2018	/s/ Roger L. Dick
Roger L. Dick
Chief Executive Officer

Date: February 28, 2018	/s/ R. David Beaver, III
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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2017. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Ethics is available on the Company’s internal website for all employees.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2017.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,378	$4.93	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	13,378	$4.93	—

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2017, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Registrant’s Articles of Incorporation (7)

3(b)	Registrant’s By-laws (7)

3(c)	Articles of Amendment effective November 1, 1999 (7)

3(d)	Articles of Amendment effective May 31, 2000 (7)

3(e)	Articles of Amendment effective December 19, 2008 (1)

4(a)	Form of common stock certificate (7)

4(b)	Form of certificate for the Series A Preferred stock (1)

4(c)	Form of certificate for the Series B Preferred stock (1)

4(d)	Form of Security Holders Agreement (2)

10(a)	2006 Incentive Stock Option Plan, a compensatory plan (3)

10(b)	2006 Employee Stock Purchase Plan, a compensatory plan (3)

10(c)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Roger L. Dick, a compensatory plan (4)

10(d)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Brendan P. Duffey, a compensatory plan (4)

10(e)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and R. David Beaver, III, a compensatory plan (7)

10(f)	Change of Control Severance Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III, a compensatory plan (5)

10(g)	2015 Stock Grant Plan (6)

13	2017 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, in XBRL (eXtensible Business Reporting Language) (filed herewith)

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2008.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 31, 2008.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K dated December 31, 2016.

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation (7)

3(b)	Registrant’s By-laws (7)

3(c)	Articles of Amendment effective November 1, 1999 (7)

3(d)	Articles of Amendment effective May 31, 2000 (7)

3(e)	Articles of Amendment effective December 19, 2008 (1)

4(a)	Form of common stock certificate (7)

4(b)	Form of certificate for the Series A Preferred stock (1)

4(c)	Form of certificate for the Series B Preferred stock (1)

4(d)	Form of Security Holders Agreement (2)

10(a)	2006 Incentive Stock Option Plan, a compensatory plan (3)

10(b)	2006 Employee Stock Purchase Plan, a compensatory plan (3)

10(c)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Roger L. Dick, a compensatory plan (4)

10(d)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Brendan P. Duffey, a compensatory plan (4)

10(e)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and R. David Beaver, III, a compensatory plan (7)

10(f)	Change of Control Severance Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III, a compensatory plan (5)

10(g)	2015 Stock Grant Plan (6)

13	2017 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, in XBRL (eXtensible Business Reporting Language) (filed herewith)

(1)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2008.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 31, 2008.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K dated December 31, 2016.

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

/s/ Roger L. Dick	February 28, 2018
Roger L. Dick, Chief Executive Officer

/s/ R. David Beaver, III	February 28, 2018
R. David Beaver, III, Principal Financial Officer and Principal Accounting Officer

/s/ W. Stephen Aldridge, III	February 28, 2018
W. Stephen Aldridge, III, Director

/s/ Nadine B. Bowers	February 28, 2018
Nadine B. Bowers, Director

/s/ Joe S. Brooks	February 28, 2018
Joe S. Brooks, Director

/s/ Bill C. Burnside, DDS	February 28, 2018
Bill C. Burnside, DDS, Director

/s/ James O. Campbell	February 28, 2018
James O. Campbell, Director

/s/ Raymond R. Cranford, Jr.	February 28, 2018
Raymond R. Cranford, Jr. Director

/s/ Tara G. Eudy	February 28, 2018
Tara G. Eudy, Director

/s/ Thomas M. Hearne, Jr.	February 28, 2018
Thomas M. Hearne, Jr., Director

/s/ Harvey H. Leavitt, III	February 28, 2018
Harvey H. Leavitt, III, Director

/s/ Samuel M. Leder	February 28, 2018
Samuel M. Leder, Director

/s/ W. Chester Lowder	February 28, 2018
W. Chester Lowder, Director

/s/ Cynthia L. Mynatt	February 28, 2018
Cynthia L. Mynatt, Director

/s/ James E. Nance	February 28, 2018
James E. Nance, Director

/s/ Frank A. Rankin, III	February 28, 2018
Frank A. Rankin, III, Director

/s/ S. Todd Swaringen	February 28, 2018
S. Todd Swaringen, Director