Form 10-Q
period 2018-03-31
UWHARRIE CAPITAL CORP
filed 2018-05-08
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,107,520 shares of common stock outstanding as of April 27, 2018.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	March 31, 2018 (Unaudited)	December 31, 2017*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,276	$7,538
Interest-earning deposits with banks	85,453	62,865
Securities available for sale, at fair value	92,914	95,743
Securities held to maturity, at amortized cost (fair value $11,022 and $11,461, respectively)	11,153	11,458
Loans held for sale	2,149	4,414
Loans:
Loans held for investment	365,154	356,871
Less allowance for loan losses	(2,547)	(2,458)
Net loans held for investment	362,607	354,413
Premises and equipment, net	14,934	14,728
Interest receivable	1,705	1,709
Restricted stock	1,094	1,067
Bank owned life insurance	8,584	8,546
Other real estate owned	1,733	2,349
Prepaid assets	1,233	786
Other assets	11,153	10,742
Total assets	$601,988	$576,358

LIABILITIES
Deposits:
Demand noninterest-bearing	$132,119	$113,762
Interest checking and money market accounts	297,165	289,953
Savings deposits	47,703	45,698
Time deposits, $250,000 and over	7,562	7,933
Other time deposits	53,357	55,282
Total deposits	537,906	512,628
Short-term borrowed funds	2,279	1,752
Long-term debt	9,534	9,534
Interest payable	147	148
Other liabilities	8,375	7,756
Total liabilities	558,241	531,818

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,107,520 and 7,112,853	8,884	8,891
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,793	12,824
Undivided profits	13,373	13,282
Accumulated other comprehensive income (loss)	(1,956)	(1,107)
Total Uwharrie Capital shareholders’ equity	33,094	33,890
Noncontrolling interest	10,653	10,650
Total shareholders’ equity	43,747	44,540
Total liabilities and shareholders’ equity	$601,988	$576,358

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,256	$3,990
Investment securities
US Treasury	—	11
US Government agencies and corporations	387	375
State and political subdivisions	124	123
Interest-earning deposits with banks and federal funds sold	277	104
Total interest income	5,044	4,603

Interest Expense
Interest checking and money market accounts	144	84
Savings deposits	12	12
Time deposits, $250,000 and over	16	11
Other time deposits	45	47
Short-term borrowed funds	3	7
Long-term debt	135	135
Total interest expense	355	296
Net interest income	4,689	4,307
Provision for (recovery of) loan losses	78	(59)
Net interest income after provision (recovery of) for loan losses	4,611	4,366

Noninterest Income
Service charges on deposit accounts	283	289
Interchange and card transaction fees	142	136
Other service fees and commissions	661	814
Income from mortgage loan sales	662	871
Other income	169	286
Total noninterest income	1,917	2,396

Noninterest Expense
Salaries and employee benefits	3,946	3,698
Net occupancy expense	364	304
Equipment expense	170	152
Data processing costs	250	182
Office supplies and printing	36	25
Foreclosed real estate expense	39	88
Professional fees and services	248	176
Marketing and donations	211	258
Electronic banking expense	93	78
Software amortization and maintenance	213	181
FDIC insurance	66	45
Other noninterest expense	600	701
Total noninterest expense	6,236	5,888
Income before income taxes	292	874
Income taxes	58	257
Net income	$234	$617

Consolidated net income	$234	$617
Less: net income attributable to noncontrolling interest	(143)	(146)
Net income attributable to Uwharrie Capital Corp and common shareholders	91	471
Net income (loss) per common share
Basic	$0.01	$0.07
Diluted	$0.01	$0.07
Weighted average shares outstanding
Basic	7,112,347	7,185,992
Diluted	7,112,347	7,186,645

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Net Income	$234	$617

Unrealized gain on available for sale securities	(1,099)	377
Related tax effect	250	(128)

Total other comprehensive income	(849)	249

Comprehensive income	(615)	866

Less: Comprehensive income attributable to noncontrolling interest	(143)	(146)

Comprehensive income attributable to Uwharrie Capital	$(758)	$720

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2017	7,112,853	$8,891	$12,824	$13,282	$(1,107)	$10,650	$44,540
Net Income	—	—	—	91	—	143	234
Repurchase of common stock	(18,711)	(23)	(80)	—	—	—	(103)
Stock options exercised	13,378	16	49	—	—	—	65
Other comprehensive Income	—	—	—	—	(849)	—	(849)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2018	7,107,520	$8,884	$12,793	$13,373	$(1,956)	$10,653	$43,747

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Cash flows from operating activities
Net income	$234	$617
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation and amortization	240	217
Provision for (recovery of) loan losses	78	(59)
Gain on sale of OREO	9	(7)
Net amortization of premium on investment securities AFS	170	230
Net amortization of premium on investment securities HTM	40	38
Net amortization of mortgage servicing rights	167	179
OREO write downs	—	48
Net change in:
Originations and purchases of mortgage loans for sale	(18,608)	(22,007)
Proceeds from sales of mortgage loans for sale	20,706	26,336
Accrued interest receivable	4	30
Prepaid Assets	(447)	(294)
Cash surrender value of life insurance	(38)	(28)
Miscellaneous other assets	(158)	(105)
Accrued interest payable	(1)	(3)
Miscellaneous other liabilities	619	485
Net cash provided by operating activities	3,015	5,677

Cash flows from investing activities
Proceeds from maturities, calls & paydowns of investment securities held to maturity	265	138
Proceeds from maturities, calls & paydowns of investment securities available for sale	1,560	2,396
Purchase of life insurance investment	—	(1,525)
Net change in restricted stock	(27)	(15)
Net decrease (increase) in loans	(8,272)	(2,435)
Purchase of premises and equipment	(446)	(198)
Proceeds from sale of OREO	607	818
Net cash used by investing activities	(6,313)	(821)

Cash flows from financing activities
Net increase in deposit accounts	25,278	13,993
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	527	(41)
Repayment of other borrowings	—	(2)
Common stock repurchased	(103)	(241)
Exercise of stock options	65	—
Dividends paid on preferred stock	(143)	(146)
Net cash provided by financing activities	25,624	13,563
Increase in cash and cash equivalents	22,326	18,419
Cash and cash equivalents, beginning of period	70,403	45,968
Cash and cash equivalents, end of period	$92,729	$64,387

Supplemental Disclosures of Cash Flow Information
Interest paid	$296	$299
Income taxes paid	—	—
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$849	$249
Loans transferred to foreclosed real estate	—	111
Mortgage servicing rights capitalized	74	179

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2017 Annual Report on Form 10-K. This Quarterly Report should be read in conjunction with such Annual Report.

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

Accounting Changes, Reclassifications and Restatements

Certain items in prior financial statements have been reclassified to conform to the current presentation. ASU 2014-09. “Revenue from Contracts with Customers (Topic 606)” was adopted as of January 1, 2018. ASU 2014-09 requires us to report network costs associated with debit card and credit card transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other non-interest expense. For the three months ended March 31, 2018, gross interchange and card transaction fees totaled $379,000 while related network costs totaled $237,000. On a net basis, we reported $142,000 as interchange and card transaction fees in the accompanying Consolidated Statement of Income for the three months ended March 31, 2018. For the three months ended March 31, 2017, we reported interchange and card transaction fees totaling $383,000 on a gross basis in the accompanying Consolidated Statement of Income while related network costs totaling $247,000 were reported as a component of other non-interest expense. 2017 was reclassed in 2018 to report net $136,000 in interchange and card transaction fees.

Under ASU 2014-09, for revenue not associated with financial instruments, guarantees and lease contracts, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when the performance obligation is satisfied. Our contracts with customers are generally short-term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, we primarily use the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. We typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time as the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognized revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions and fees derived from our customers' use of various interchange and ATM/debit card/credit card networks.

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

The following table presents the changes in accumulated other comprehensive income for the three months ended March 31, 2018 and 2017:

	Unrealized holding gains on available-for-sale securities (net)
	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)

Beginning Balance	$(1,107)	$(1,318)

Other Comprehensive income (loss) before reclassifications, net of ($250,000) and $128,000 tax effect, respectively	(849)	249

Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income (loss)	(849)	249

Ending Balance	$(1,956)	$(1,069)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2018 but there were 13,116 shares of common stock at December 31, 2017. All of these options were dilutive at December 31, 2017 because the strike price was lower than the market price.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended March 31,
	2018	2017

Weighted average number of common shares outstanding	7,112,347	7,185,992

Effect of dilutive stock options	—	653

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,112,347	7,186,645

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$55,856	$49	$1,409	$54,496
GSE - Mortgage-backed securities and CMO’s	20,238	5	636	19,607
State and political subdivisions	14,322	18	508	13,832
Corporate bonds	5,039	8	68	4,979
Total securities available for sale	$95,455	$80	$2,621	$92,914

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,074	$—	$29	$1,045
State and political subdivisions	6,913	1	82	6,832
Corporate bonds	3,166	—	21	3,145
Total securities held to maturity	$11,153	$1	$132	$11,022

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$56,522	$33	$940	$55,615
GSE - Mortgage-backed securities and CMO’s	21,253	12	374	20,891
State and political subdivisions	14,368	27	196	14,199
Corporate bonds	5,042	7	11	5,038
Total securities available for sale	$97,185	$79	$1,521	$95,743

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,348	$—	$9	$1,339
State and political subdivisions	6,925	23	36	6,912
Corporate bonds	3,185	25	—	3,210
Total securities held to maturity	$11,458	$48	$45	$11,461

At March 31, 2018 and December 31, 2017, the Company owned Federal Reserve Bank stock (FRB) reported at cost of $509,000 and $508,000, and Federal Home Loan Bank stock (FHLB) of $585,000 and $559,000, respectively. The investments in FRB stock and

FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2018.

There were no sales of securities available for sale for the three-month periods ended March 31, 2018 and March 31, 2017.

At March 31, 2018 and December 31, 2017, securities available for sale with a carrying amount of $73.3 million and $75.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At March 31, 2018, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, five government sponsored enterprise (GSE) mortgage backed securities, one state and political bond, and two corporate bonds. The Company had eleven government agency bonds, fourteen GSE mortgage backed securities, and seven corporate bonds at March 31, 2018, that had been in a loss position for more than twelve months. At March 31, 2018, the unrealized losses on held to maturity securities related to one government agency bond, nine state and political bonds, and two corporate bonds.  At December 31, 2017, the unrealized losses on available for sale securities less than twelve months related to six government agency bonds, four GSE mortgage backed securities, one corporate bond and one state and political subdivision bond. At December 31, 2017, the Company had fifteen government agency bonds, twelve GSE mortgage backed securities and seven state and political subdivision bonds that had been in a loss position for more than twelve months. At December 31, 2017, the unrealized losses on held to maturity securities related to one government agency security and five state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$7,973	$196	$40,860	$1,213	$48,833	$1,409
GSE-Mortgage-backed securities and CMO’s	5,702	112	13,211	524	18,913	636
State and political subdivisions	1,137	42	10,009	466	11,146	508
Corporate bonds	4,164	68	—	—	4,164	68
Total securities available for sale	$18,976	$418	$64,080	$2,203	$83,056	$2,621

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Government agencies	$1,045	$29	$—	$—	$1,045	$29
State and political subdivisions	6,319	82	—	—	6,319	82
Corporate bonds	3,145	21	—	—	3,145	21
Total securities held to maturity	$10,509	$132	$—	$—	$10,509	$132

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$9,028	$112	$43,352	$828	$52,380	$940
GSE-Mortgage-backed securities and CMO’s	5,074	37	14,057	337	19,131	374
State and political subdivisions	1,182	1	10,317	195	11,499	196
Corporate bonds	2,008	11	—	—	2,008	11
Total securities available for sale	$17,292	$161	$67,726	$1,360	$85,018	$1,521

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Government agencies	$1,338	$9	$—	$—	$1,338	$9
State and political subdivisions	4,269	36	—	—	4,269	36
Total securities held to maturity	$5,607	$45	$—	$—	$5,607	$45

Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment management considers, among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered.

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At March 31, 2018, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2018 by remaining contractual maturity are as follows:

	March 31, 2018
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Government agencies
Due after one but within five years	42,703	41,594	1.47%
Due after five but within ten years	11,082	10,832	2.29%
Due after ten years	2,071	2,070	2.53%
	55,856	54,496	1.68%
Mortgage-backed securities
Due after one but within five years	1,012	1,013	2.46%
Due after five but within ten years	14,638	14,224	2.14%
Due after ten years	4,588	4,370	1.94%
	20,238	19,607	2.11%
State and political subdivisions
Due within twelve months	810	816	4.97%
Due after one but within five years	1,856	1,847	2.96%
Due after five but within ten years	1,964	1,903	3.39%
Due after ten years	9,692	9,266	3.10%
	14,322	13,832	3.12%
Corporate Bonds
Due after one but within five years	5,039	4,979	2.74%
	5,039	4,979	2.74%
Total Securities available for sale
Due within twelve months	810	816	4.97%
Due after one but within five years	50,610	49,433	1.67%
Due after five but within ten years	27,684	26,959	2.28%
Due after ten years	16,351	15,706	2.70%
	$95,455	$92,914	2.05%

	March 31, 2018
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	$1,074	$1,045	2.39%
	1,074	1,045	2.39%
State and political subdivisions
Due after one but within five years	5,059	4,987	2.16%
Due after five but within ten years	1,854	1,845	2.50%
	6,913	6,832	2.25%
Corporate Bonds
Due after one but within five years	3,166	3,145	2.76%
	3,166	3,145	2.76%
Total Securities held for maturity
Due after one but within five years	8,225	8,132	2.39%
Due after five but within ten years	2,928	2,890	2.46%
	$11,153	$11,022	2.41%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Commercial
Commercial	$54,180	$54,912
Real estate - commercial	122,370	114,712
Other real estate construction loans	40,451	40,186
Noncommercial
Real estate 1-4 family construction	5,030	5,024
Real estate - residential	79,280	78,023
Home equity	50,074	50,506
Consumer loans	11,055	10,774
Other loans	2,932	2,838
	365,372	356,975
Less:
Allowance for loan losses	(2,547)	(2,458)
Deferred loan (fees) costs, net	(218)	(104)

Loans held for investment, net	$362,607	$354,413

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three months ended March 31, 2018 and 2017, respectively:

Commercial	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)

Balance, beginning of period	$1,401	$1,404
Provision (recovery) charged to operations	45	(28)
Charge-offs	—	—
Recoveries	15	63
Net (charge-offs) / Recoveries	15	63
Balance at end of period	$1,461	$1,439

Non-Commercial	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)

Balance, beginning of period	$1,057	$1,303
Provision (recovery) charged to operations	33	(31)
Charge-offs	(17)	(58)
Recoveries	13	24
Net (charge-offs) / Recoveries	(4)	(34)
Balance at end of period	$1,086	$1,238

Total	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)

Balance, beginning of period	$2,458	$2,707
Provision (recovery) charged to operations	78	(59)
Charge-offs	(17)	(58)
Recoveries	28	87
Net (charge-offs) / Recoveries	11	29
Balance at end of period	$2,547	$2,677

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2018 and December 31, 2017:

March 31, 2018
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$45	$1,743	$1,416	$215,258	$1,461	$217,001
Non-Commercial	117	3,747	969	144,406	1,086	148,153

Total	$162	$5,490	$2,385	$359,664	$2,547	$365,154

December 31, 2017
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$22	$1,788	$1,379	$208,022	$1,401	$209,810
Non-Commercial	172	3,781	885	143,280	1,057	147,061

Total	$194	$5,569	$2,264	$351,302	$2,458	$356,871

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2018
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$32	$32	$54,148	$54,180	$—
Real estate - commercial	65	291	356	122,014	122,370	—
Other real estate construction	—	50	50	40,401	40,451	—
Real estate 1-4 family construction	—	—	—	5,030	5,030	—
Real estate - residential	1,047	532	1,579	77,483	79,062	—
Home equity	29	89	118	49,956	50,074	—
Consumer loans	34	—	34	11,021	11,055	—
Other loans	—	—	—	2,932	2,932	—

Total	$1,175	$994	$2,169	$362,985	$365,154	$—

December 31, 2017
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$34	$34	$54,878	$54,912	$—
Real estate - commercial	—	377	$377	114,335	114,712	—
Other real estate construction	—	51	$51	40,135	40,186	—
Real estate construction	—	—	—	5,024	5,024	—
Real estate - residential	579	540	1,119	76,800	77,919	—
Home equity	108	23	131	50,375	50,506	—
Consumer loan	83	—	83	10,691	10,774	—
Other loans	—	—	—	2,838	2,838	—

Total	$770	$1,025	$1,795	$355,076	$356,871	$—

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

The Company had $545,000 in foreclosed residential real estate and $184,000 of residential real estate in process of foreclosure at March 31, 2018.

The composition of nonaccrual loans by class as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
	(dollars in thousands)

Commercial	$32	$34
Real estate - commercial	291	377
Other real estate construction	50	51
Real estate 1 – 4 family construction	—	—
Real estate – residential	532	540
Home equity	89	23
Consumer loans	—	—
Other loans	—	—
	$994	$1,025

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2018 and December 31, 2017:

March 31, 2018
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$52,024	$2,110	$46	$—	$54,180
Real estate - commercial	116,079	4,240	2,051	—	122,370
Other real estate construction	37,925	2,136	390	—	40,451
Real estate 1 - 4 family construction	5,030	—	—	—	5,030
Real estate - residential	71,087	6,836	1,139	—	79,062
Home equity	49,178	807	89	—	50,074
Consumer loans	10,965	89	1	—	11,055
Other loans	2,932	—	—	—	2,932

Total	$345,220	$16,218	$3,716	$—	$365,154

December 31, 2017
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$53,649	$1,215	$48	$—	$54,912
Real estate - commercial	109,224	3,321	2,167	—	114,712
Other real estate construction	38,082	1,713	391	—	40,186
Real estate 1 - 4 family construction	5,024	—	—	—	5,024
Real estate - residential	69,645	7,119	1,155	—	77,919
Home equity	49,743	740	23	—	50,506
Consumer loans	10,709	64	1	—	10,774
Other loans	2,838	—	—	—	2,838

Total	$338,914	$14,172	$3,785	$—	$356,871

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2018 and December 31, 2017 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2018 and December 31, 2017:

March 31, 2018
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$54,148	$32	$54,180
Real estate - commercial	122,079	291	122,370
Other real estate construction	40,401	50	40,451
Real estate 1 – 4 family construction	5,030	—	5,030
Real estate – residential	78,530	532	79,062
Home equity	49,985	89	50,074
Consumer loans	11,055	—	11,055
Other loans	2,932	—	2,932

Total	$364,160	$994	$365,154

December 31, 2017
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$54,878	$34	$54,912
Real estate - commercial	114,335	377	114,712
Other real estate construction	40,135	51	40,186
Real estate 1 – 4 family construction	5,024	—	5,024
Real estate – residential	77,379	540	77,919
Home equity	50,483	23	50,506
Consumer loans	10,774	—	10,774
Other loans	2,838	—	2,838

Total	$355,846	$1,025	$356,871

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2018 and December 31, 2017.

March 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$42	$—	$42	$8
Real estate - commercial	1,553	357	1,196	33
Other real estate construction	686	101	49	4
Real estate 1 - 4 family construction	—	—	0	—
Real estate - residential	3,673	1,016	2,657	117
Home equity	34	34	—	—
Consumer loans	40	40	—	—
Other loans	—	—	—	—

Total	$6,028	$1,548	$3,944	$162

December 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$44	$10	$34	$10
Real estate - commercial	1,593	1,305	288	9
Other real estate construction	689	101	50	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,701	1,319	2,382	171
Home equity	35	22	13	1
Consumer loans	45	45	—	—
Other loans	—	—	—	—

Total	$6,107	$2,802	$2,767	$194

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$43	—	$28	—
Real estate - commercial	1,573	15	1,667	15
Other real estate construction	149	2	292	1
Real estate 1- 4 family construction	—	—	6	—
Real estate - residential	3,687	41	3,995	42
Home equity	34	—	35	1
Consumer loans	43	1	59	1
Other loans	—	—	—	—

Total	$5,529	$59	$6,082	$60

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

At March 31, 2018, the Company had $4.6 million in TDRs outstanding, of which two were on a non-accruing basis.

For the three months ended March 31, 2018 and 2017, the following table presents a breakdown of the types of concessions made by loan class:

	For the three months ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	12	11
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	357	355
Home equity	—	—	—
Consumer loans	1	9	3
Other loans	—	—	—

Total	6	$378	$369

For the three months ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	410	408
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$410	$408

During the twelve months ended March 31, 2018, there were two TDRs for which there was a payment default. During the twelve months ended March 31, 2017, there was one TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $141,000 in the allowance for loan losses as of March 31, 2018, as a direct result of these TDRs. At March 31, 2017, there was $134,000 in the allowance for loan losses related to TDRs.

The following table presents the successes and failures of the types of loan modifications within the previous twelve months as of March 31, 2018 and 2017:

	Paid in Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2018

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	6	216	6	369	—	—	1	12

Total	6	$216	6	$369	—	$—	1	$12

March 31, 2017

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	6	1,099	6	654	—	—	3	370

Total	6	$1,099	6	$654	—	$—	3	$370

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

At March 31, 2018, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$113,474
Credit card commitments	10,966
Standby letters of credit	985
Total commitments	$125,425

Additionally, Uwharrie Bank has a five-year operating lease for commercial property. The term expires on September 30, 2021. The annual cost of the lease is $156,000 and includes a 2.625% annual escalator.

In first quarter 2018, Uwharrie Bank entered into a second lease for a branch. The lease has a ten-year term expiring in 2028 with two five-year renewal options. The annual cost of the lease is $189,000 and includes a 2.0% annual escalator.

Note 10 – Fair Value Disclosures

Accounting Standards Codification (ASC) 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. ASC 820 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government Agencies	$54,496	$—	$54,496	$—
GSE - Mortgage-backed securities and CMO’s	19,607	—	19,607	—
State and political subdivisions	13,832	—	13,832	—
Corporate bonds	4,979	—	4,979	—

Total assets at fair value	$92,914	$—	$92,914	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$55,615	$—	$55,615	$—
GSE - Mortgage-backed securities and CMO’s	20,891	—	20,891	—
State and political subdivisions	14,199	—	14,199	—
Corporate bonds	5,038	—	5,038	—

Total assets at fair value	$95,743	$—	$95,743	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,832	$—	$—	$3,832
Other real estate owned	1,305	—	—	1,305
Total assets at fair value	$5,137	$—	$—	$5,137

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,624	$—	$—	$2,624
Other real estate owned	1,785	—	—	1,785

Total assets at fair value	$4,409	$—	$—	$4,409
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2018
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2017
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At March 31, 2018, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2018 and December 31, 2017 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at March 31, 2018 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2018 and December 31, 2017:

March 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$92,729	$92,694	$90,238	$2,456	$—
Securities available for sale	92,914	92,914	—	92,914	—
Securities held to maturity	11,153	11,022	—	11,022	—
Loans held for investment, net	365,154	360,553	—	—	360,553
Loans held for sale	2,149	2,149	—	2,149	—
Restricted stock	1,094	1,094	1,094	—	—
Mortgage servicing rights	2,032	3,713	—	3,713	—
Accrued interest receivable	1,705	1,705	—	—	1,705

FINANCIAL LIABILITIES
Deposits	$537,906	$491,754	$—	$491,754	$—
Short-term borrowings	2,279	2,279	—	2,279	—
Long-term borrowings	9,534	9,652	—	—	9,652
Accrued interest payable	147	147	—	—	147

December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$70,403	$70,379	$67,913	$2,466	$—
Securities available for sale	95,743	95,743	—	95,743	—
Securities held to maturity	11,458	11,461	—	11,461	—
Loans held for investment, net	356,871	359,325	—	—	359,325
Loans held for sale	4,414	4,414	—	4,414	—
Restricted stock	1,067	1,067	1,067	—	—
Mortgage servicing rights	2,125	3,310	—	3,310
Accrued interest receivable	1,709	1,709	—	—	1,709

FINANCIAL LIABILITIES
Deposits	512,628	481,300	—	481,300	—
Short-term borrowings	1,752	1,752	—	1,752	—
Long-term debt	9,534	9,658	—	—	9,658
Accrued interest payable	148	148	—	—	148

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
•

Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made, a future expected credit loss based on historical charge-offs, and a liquidity discount based on the overall risk grade of the load portfolio. These loans are carried in Level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans held for sale does not consider uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.

•

Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Mortgage servicing rights – The fair value disclosed for mortgage servicing rights is based on an independent market valuation and is recorded at Level 2.
•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.
•

Deposits – The fair value of deposits is estimated based on discounted cash flow analyses using offered market rates and is recorded in Level 2. The fair value of deposits does not consider any customer related intangibles.

•

Borrowings – The fair value disclosed for short-term borrowings, which are composed of overnight borrowings and debt due within one year approximate the carrying value for such debt and is recorded in Level 2. The estimated fair value for long-term borrowings are estimated based on discounted cash flow analyses using offered market rates. Total borrowings are carried in Level 2. Long-term debt is fair valued based on discounted cash flow analyses and is recorded in Level 3.

At March 31, 2018, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the bank is expected to receive. This amount is deemed immaterial by management. See Note 9.

Note 12 – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases, Topic 842 (“ASU 2016-02”)”. This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard, which we anticipate we will adopt during the first quarter of 2019. We currently have two properties that we operate under a lease, both of which would be recorded on the Consolidated Balance Sheet upon adoption.

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

Reclassification

Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications do not have a material impact on net income or shareholders’ equity.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018, the Company’s total assets increased $25.6 million, from $576.4 million to $602 million.

Cash and cash equivalents increased $22.3 million during the three months ended March 31, 2018. Cash and due from banks decreased $262,000, while interest-earning deposits with banks increased $22.6 million. The increase is directly related to the increase in noninterest-bearing deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $3.1 million to $104.1 million for the three-month period ended March 31, 2018 due to contracted principal pay downs. At March 31, 2018, the Company had net unrealized losses on securities available for sale of $2.5 million.

Loans held for investment increased from $356.9 million to $365.2 million, an increase of $8.3 million for the quarter or 9.3% annualized growth. The Company experienced growth in the commercial real estate, other real estate, residential real estate, consumer, and other loan segments during the first three months of 2018. The commercial real estate segment has the largest increase in the portfolio of 6.68% or $7.7 million. The largest decline is in the commercial segment of $732,000 or 1.33%. Loans held for sale decreased 51.31%, or $2.3 million as many of the loans produced near year-end were not sold on the secondary market until first quarter 2018. The allowance for loan losses was $2.55 million at March 31, 2018, which represented 0.70% of the total loan portfolio compared to $2.46 million or 0.69% at December 31, 2017.

Other changes in our consolidated assets are primarily related to other real estate owned, prepaid assets, and other assets. Other real estate owned decreased $616,000. During the three months ended March 31, 2018, the Company sold three pieces of property totaling $632,000. The Company recorded $9,000 of losses associated with the sold property. Prepaid assets have increased $447,000 from December 31, 2017 to March 31, 2018 as many prepaid invoices are paid in first quarter and amortized over the remaining year per contract terms. Other assets increased $411,000 due to the annual funding of executive supplemental employee retirement accounts.

Customer deposits, our primary funding source, experienced a $25.3 million increase during the three-month period ended March 31, 2018, increasing from $512.6 million to $537.9 million or 19.7% annualized growth. Demand noninterest-bearing checking increased $18.4 million, interest checking and money market accounts increased $7.2 million, and savings deposits increased $2.0 million. These increases were offset by declines in time deposits of $2.3 million.

Total short-term borrowings increased $527,000 for the period.

Other liabilities increased from $7.8 million at December 31, 2017 to $8.4 million at March 31, 2018, an increase of $619,000 related to an increase in the annual funding of executive supplemental employee retirement accounts.

At March 31, 2018, total shareholders’ equity was $43.7 million, a decrease of $793,000 from December 31, 2017. Net income for the three-month period was $234,000. Unrealized losses on investment securities, net of tax, increased by $849,000. The Company repurchased 18,711 shares of common stock for a total value of $103,000, though issued 13,378 shares for a value of $65,000 due to the exercise of the remaining outstanding stock options. The Company paid $140,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $234,000 for the three months ended March 31, 2018, as compared to $617,000 for the three months ended March 31, 2017, a decrease of $383,000. Net income available to common shareholders was $91,000 or $0.01 per common share at March 31, 2018, compared to $471,000 or $0.07 per common share at March 31, 2017. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended March 31, 2018 was $4.7 million compared to $4.3 million for the three months ended March 31, 2017, an increase of $382,000. During the first quarter of 2018, the average yield on our interest–earning assets increased 7 basis points to 3.84%, as the average rate we paid for our interest-bearing liabilities increased four basis points to 0.35%. The aforementioned changes resulted in a higher interest rate spread of 3.49% as of March 31, 2018 compared to 3.46% as of March 31, 2017. Our net interest margin was 3.58% and 3.53% for the comparable periods in 2018 and 2017, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended March 31, 2018 and 2017:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2018	2017	2018	2017	2018	2017
Interest-earning assets:
Taxable securities	$87,725	$99,396	$398	$398	1.84%	1.62%
Nontaxable securities (1)	17,960	17,597	113	112	3.23%	4.16%
Short-term investments	67,815	46,122	277	104	1.66%	0.91%
Taxable loans	352,893	333,883	4,189	3,926	4.81%	4.77%
Non-taxable loans (1)	10,852	10,274	67	63	3.17%	4.01%
Total interest-earning assets	537,245	507,272	5,044	4,603	3.84%	3.77%

Interest-bearing liabilities:
Interest-bearing deposits	398,666	376,307	217	154	0.22%	0.17%
Short-term borrowed funds	1,976	2,773	3	7	0.62%	1.02%
Long-term debt	9,534	9,533	135	135	5.74%	5.74%
Total interest-bearing liabilities	410,176	388,613	355	296	0.35%	0.31%

Net interest spread	$127,069	$118,659	$4,689	$4,307	3.49%	3.46%

Net interest margin (1) (% of earning assets)					3.58%	3.53%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.

Provision and Allowance for Loan Losses

The provision for loan losses was $78,000 for the three months ending March 31, 2018 compared to a recovery of $59,000 for the same period in 2017. There were net loan recoveries of $11,000 for the three months ended March 31, 2018, as compared with net loan recoveries of $29,000 during the same period of 2017. Refer to the Asset Quality discussion on page 27 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased $479,000 for the three-month period ending March 31, 2018 as compared to the same period in 2017. The primary factor contributing to the overall decrease was a decrease in income from mortgage loan sales of $209,000, decreasing from $871,000 for the quarter ended March 31, 2017 to $662,000 for the same period in 2018. Rising interest rates, as well as a shortage in the housing supply has reduced the number of applications for new home purchases. Additionally, a shortage of qualified buyers has exacerbated the reduced mortgage production, all directly contributing to the reduction in noninterest income.

Furthermore, during 2017, the Strategic Alliance Corporation, the broker-dealer subsidiary of Uwharrie Bank, acting as the selling agent, completed a private placement offering of slightly over $4 million, which resulted in $203,000 of revenue.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. Beginning in 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” interchange and card transaction fees are reported net of related network costs. See Note 1 - Significant Accounting Policies. Previously, such network costs were reported as a component of other non-interest expense. Interchange and card transaction fees for the three months ended March 31, 2018 and 2017 reported on a net basis totaled $142,000 and $136,000, respectively. A comparison of gross interchange and card transaction fees and interchange and card transaction fees net of associated network costs for the reported periods is presented in the table below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Income from debit card transactions	$297	$308
Income from cedit card transactions	82	75
Gross interchange and transaction fee income	379	383
Network costs - debit card	153	165
Network costs - credit card	84	82
Total	$142	$136

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2018 was $6.5 million compared to $6.1 million for the same period of 2017. Salaries and employee benefits, the largest component of noninterest expense, increased $248,000 for the quarter ending March 31, 2018. The majority of this increase is attributable to the increase in personnel associated with staffing the Company’s new branch, which opened in first quarter 2018. Net occupancy expense increased $60,000 from $304,000 at March 31, 2017 to $364,000 at March 31, 2018. The increase is attributed to increased rent associated with the new branch location. Data processing expense increased $68,000 year-over-year for the first quarter of 2018 due to the on-going core conversion project scheduled for completion in August of 2018. The Company has incurred both conversion and de-conversion costs associated with this project. In addition, professional fees and services has increased $72,000 from March 31, 2017 to March 31, 2018 due to consulting, training, and travel associated with the core conversion training.

These increases have been offset by declines in both foreclosed real estate expenses and marketing expenses. Foreclosed real estate has declined from $88,000 at March 31, 2017 to $39,000 at March 31, 2018. As the Company’s other real estate holdings continue to decline, the expenses associated with holding the property also declines. Marketing has declined $47,000 from March 31, 2017 to March 31, 2018 due to the completion of a three-year marketing contract that assisted the Company with branding after the Company merged its subsidiary banks and changed its subsidiary bank name. The table below reflects the composition of other noninterest expense.

Other noninterest expense

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Postage	$49	$48
Telephone and data lines	45	40
Loan costs	75	82
Shareholder relations expense	38	33
Dues and subscriptions	67	54
Other	326	444
Total	$600	$701

Income Tax Expense

The Company had income tax expense of $58,000 for the three months ended March 31, 2018 at an effective tax rate of 19.86% compared to income tax expense of $257,000 with an effective tax rate of 29.41% in the comparable 2017 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2018, the effective tax rate decreased significantly due to the enactment of the Tax Cut and Jobs Act of 2017, which lowered the overall federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

At March 31, 2018, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $5.5 million compared to $5.7 million at December 31, 2017, a net decrease of $79,000. Total nonaccrual loans, which are a component of impaired loans, decreased from $1.0 million at December 31, 2017 to $994,000 at March 31, 2018. During the first three months of 2018, one additional loan of $66,000 was added to a relationship already in impaired loans.  That was offset by pay-off of two impaired relationships totaling $81,000 as well as net pay downs of $15,000.

The allowance, expressed as a percentage of gross loans held for investment, increased one basis point from 0.69% at December 31, 2017 to 0.70% at March 31, 2018. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.64% at December 31, 2017 and 0.66% at March 31, 2018. The increase is attributable to a slight increase in economic uncertainty, or market risk. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 3.49% to 2.96% for the same periods due to an increase of individually evaluated loans that are sufficiently collateralized with expected returns of principal cash flow as contracted, therefore requiring no additional allowance. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and volatility. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve for qualitative factors based on management’s discretion of economic conditions and portfolio concentrations form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data acquired from a third-party vendor representing a one-year loss horizon for each obligor. The Company updates the data inputs into the model; specifically, the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the credit scores which is one of the components used within the allowance model semi-annually, during the first and third quarters. The probability of default associated with each credit score is the major driver in the allowance for loan losses.

The ratio of nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.29% at December 31, 2017, to 0.27% at March 31, 2018.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $616,000 during the first quarter of 2018. The Company sold three pieces of foreclosed property totaling $632,000 realizing a loss of $9,000. The Company had no write-downs for the period ending March 31, 2018. There were no loans foreclosed on during the first quarter.

Troubled debt restructured loans at March 31, 2018 totaled $4.58 million compared to $4.60 million at December 31, 2016 and are included in impaired loans. At March 31, 2018, there were two troubled debt restructured loans in nonaccrual status.

The following table shows the comparison of nonperforming assets at March 31, 2018 to December 31, 2017:

Nonperforming Assets

(dollars in thousands)

	March 31, 2018	December 31, 2017
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	994	1,025
Other real estate owned	1,733	2,349
Total nonperforming assets	$2,727	$3,374

Allowance for loans losses	$2,547	$2,458
Nonperforming loans to total loans	0.27%	0.29%
Allowance for loan losses to total loans	0.70%	0.69%
Nonperforming assets to total assets	0.45%	0.59%
Allowance for loan losses to nonperforming loans	256.24%	239.80%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at March 31, 2018, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $42.7 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $33.0 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources aggregated $9.5 million at March 31, 2018, compared to $9.5 million at December 31, 2017.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. Bank regulatory agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. Under the final rules, minimum requirements increase for both the quantity and quality of capital held by the Company. The rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. A capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2018, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital guidelines.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2018, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk is interest rate risk. Interest rate risk is the result of differing maturities or repricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These conditions may impact the earnings generated by the Company’s interest earning assets or the cost of its interest-bearing liabilities, thus directly impacting the Company’s overall earnings. The Company’s management actively monitors and manages interest rate risk. One way this is accomplished is through the development of and adherence to the Company’s asset/liability policy. This policy sets forth management’s strategy for matching the risk characteristics of the Company’s interest-earning assets and liabilities so as to mitigate the effect of changes in the rate environment. In management’s opinion, the Company’s market risk profile has not changed significantly since December 31, 2017.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a -15(f) and 15d – 15(f) of the Exchange Act) during the first quarter of 2018. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time, the Company’s subsidiary bank is engaged in ordinary routine litigation incidental to its business.

Item 1A.	Risk Factors.

Disclosure under this item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2018.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2018 Through January 31, 2018	—	$—	—	$—
February 1, 2018 Through February 28, 2018	13,378	$5.46	—	$—
March 1, 2018 Through March 31, 2018	5,333	$5.77	—	$—
Total	18,711	$5.55	—	$—

(1)

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, in XBRL (eXtensible Business Reporting Language) (filed herewith)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 8, 2018	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 8, 2018	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer