Form 10-Q
period 2018-06-30
UWHARRIE CAPITAL CORP
filed 2018-08-07
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,100,749 shares of common stock outstanding as of August 6, 2018.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	June 30, 2018 (Unaudited)	December 31, 2017*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,505	$7,538
Interest-earning deposits with banks	91,520	62,865
Securities available for sale, at fair value	90,429	95,743
Securities held to maturity, at amortized cost (fair value $11,002 and $11,461, respectively)	11,118	11,458
Loans held for sale	5,292	4,414
Loans:
Loans held for investment	370,577	356,871
Less allowance for loan losses	(2,583)	(2,458)
Net loans held for investment	367,994	354,413
Premises and equipment, net	15,064	14,728
Interest receivable	1,714	1,709
Restricted stock	1,094	1,067
Bank owned life insurance	8,613	8,546
Other real estate owned	1,439	2,349
Prepaid assets	1,150	786
Other assets	11,303	10,742
Total assets	$614,235	$576,358

LIABILITIES
Deposits:
Demand noninterest-bearing	$133,924	$113,762
Interest checking and money market accounts	307,736	289,953
Savings deposits	49,804	45,698
Time deposits, $250,000 and over	7,633	7,933
Other time deposits	51,556	55,282
Total deposits	550,653	512,628
Short-term borrowed funds	1,522	1,752
Long-term debt	9,534	9,534
Interest payable	149	148
Other liabilities	8,452	7,756
Total liabilities	570,310	531,818

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,100,749 and 7,112,853	8,876	8,891
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,762	12,824
Undivided profits	13,699	13,282
Accumulated other comprehensive income (loss)	(2,066)	(1,107)
Total Uwharrie Capital shareholders’ equity	33,271	33,890
Noncontrolling interest	10,654	10,650
Total shareholders’ equity	43,925	44,540
Total liabilities and shareholders’ equity	$614,235	$576,358

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,469	$4,132	$8,725	$8,122
Investment securities
US Treasury	—	12	—	23
US Government agencies and corporations	364	378	751	753
State and political subdivisions	120	117	244	240
Interest-earning deposits with banks and federal funds sold	365	158	642	262
Total interest income	5,318	4,797	10,362	9,400

Interest Expense
Interest checking and money market accounts	192	98	336	182
Savings deposits	13	13	25	25
Time deposits, $250,000 and over	17	19	33	30
Other time deposits	47	45	92	92
Short-term borrowed funds	4	6	7	13
Long-term debt	138	137	273	272
Total interest expense	411	318	766	614
Net interest income	4,907	4,479	9,596	8,786
Provision for (recovery of) loan losses	38	(114)	116	(173)
Net interest income after provision (recovery of) for loan losses	4,869	4,593	9,480	8,959

Noninterest Income
Service charges on deposit accounts	290	286	573	575
Interchange and card transaction fees	144	201	286	337
Other service fees and commissions	652	592	1,290	1,388
Income from mortgage loan sales	869	878	1,531	1,749
Other income	216	66	385	352
Total noninterest income	2,171	2,023	4,065	4,401

Noninterest Expense
Salaries and employee benefits	4,121	3,642	8,067	7,340
Net occupancy expense	396	307	760	611
Equipment expense	165	148	335	300
Data processing costs	283	178	533	360
Office supplies and printing	39	37	75	62
Foreclosed real estate expense	33	176	72	264
Professional fees and services	214	171	462	347
Marketing and donations	209	228	420	486
Electronic banking expense	98	86	199	170
Software amortization and maintenance	234	190	447	371
FDIC insurance	65	46	131	91
Other noninterest expense	638	462	1,207	1,139
Total noninterest expense	6,495	5,671	12,708	11,541
Income before income taxes	545	945	837	1,819
Income taxes	78	313	136	570
Net income	$467	$632	$701	$1,249

Consolidated net income	$467	$632	$701	$1,249
Less: net income attributable to noncontrolling interest	(141)	(148)	(284)	(294)
Net income attributable to Uwharrie Capital Corp and common shareholders	$326	$484	$417	$955
Net income (loss) per common share
Basic	$0.05	$0.07	$0.06	$0.13
Diluted	$0.05	$0.07	$0.06	$0.13
Weighted average shares outstanding
Basic	7,107,245	7,141,240	7,109,782	7,163,493
Diluted	7,107,245	7,141,572	7,109,782	7,163,986

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Net Income	$467	$632	$701	$1,249

Unrealized gain (loss) on available for sale securities	(142)	467	(1,241)	844
Related tax effect	32	(159)	282	(287)

Total other comprehensive income (loss)	(110)	308	(959)	557

Comprehensive income (loss)	357	940	(258)	1,806

Less: Comprehensive income (loss) attributable to noncontrolling interest	(141)	(148)	(284)	(294)

Comprehensive income (loss) attributable to Uwharrie Capital	$216	$792	$(542)	$1,512

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2017	7,112,853	$8,891	$12,824	$13,282	$(1,107)	$10,650	$44,540
Net Income	—	—	—	417	—	284	701
Repurchase of common stock	(25,482)	(31)	(111)	—	—	—	(142)
Stock options exercised	13,378	16	49	—	—	—	65
Other comprehensive Income	—	—	—	—	(959)	—	(959)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2018	7,100,749	$8,876	$12,762	$13,699	$(2,066)	$10,654	$43,925

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Cash flows from operating activities
Net income	$701	$1,249
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation and amortization	515	426
Provision for (recovery of) loan losses	116	(173)
Gain on sale of OREO	27	35
Net amortization of premium on investment securities AFS	364	453
Net amortization of premium on investment securities HTM	75	72
Net amortization of mortgage servicing rights	346	374
OREO write downs	—	78
Originations and purchases of mortgage loans for sale	(48,033)	(47,656)
Proceeds from sales of mortgage loans for sale	46,809	49,993
Cash surrender value of life insurance	(67)	(60)
Net change in:
Accrued interest receivable	(5)	26
Prepaid assets	(364)	(533)
Miscellaneous other assets	(275)	(1,196)
Accrued interest payable	1	(2)
Miscellaneous other liabilities	696	1,029
Net cash provided by operating activities	906	4,115

Cash flows from investing activities
Proceeds from maturities, calls & paydowns of investment securities held to maturity	265	138
Proceeds from maturities, calls & paydowns of investment securities available for sale	3,709	4,081
Purchase of life insurance investment	—	(1,525)
Net change in restricted stock	(27)	(15)
Net increase in loans	(13,857)	(11,581)
Purchase of premises and equipment	(851)	(304)
Proceeds from sale of OREO	1,043	1,510
Net cash used by investing activities	(9,718)	(7,696)

Cash flows from financing activities
Net increase in deposit accounts	38,025	36,401
Net decrease in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	(230)	(714)
Repayment of other borrowings	—	(506)
Common stock repurchased	(142)	(367)
Exercise of stock options	65	—
Dividends paid on preferred stock	(284)	(294)
Net cash provided by financing activities	37,434	34,520
Increase in cash and cash equivalents	28,622	30,939
Cash and cash equivalents, beginning of period	70,403	45,968
Cash and cash equivalents, end of period	$99,025	$76,907

Supplemental Disclosures of Cash Flow Information
Interest paid	$765	$616
Income taxes paid	335	433
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$959	$557
Loans transferred to foreclosed real estate	160	248
Mortgage servicing rights capitalized	169	329

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Uwharrie Bank (the “Bank”), Uwharrie Investment Advisors, Inc., and Uwharrie Mortgage, Inc. The Bank consolidates its subsidiaries, the Strategic Alliance Corporation, BOS Agency, Inc. and Gateway Mortgage, Inc., each of which is wholly-owned by the Bank.

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

The following table presents the changes in accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017:

	Unrealized holding gains on available-for-sale securities (net)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Beginning Balance	$(1,956)	$(1,069)	$(1,107)	$(1,318)

Other Comprehensive income (loss) before reclassifications, net of $32,000, $159,000, ($282,000), and $287,000 tax effect, respectively	(110)	308	(959)	557

Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income (loss)	(110)	308	(959)	557

Ending Balance	$(2,066)	$(761)	$(2,066)	$(761)

Note 3 – Noncontrolling Interest

In January 2013, the Company’s subsidiary banks issued a total of $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation of the Company’s subsidiary banks and name change.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2018 but there were 13,116 shares of common stock underlying outstanding stock options at December 31, 2017. All of these options were dilutive at December 31, 2017 because the strike price was lower than the market price.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Weighted average number of common shares outstanding	7,107,245	7,141,240	7,109,782	7,163,493

Effect of dilutive stock options	—	332	—	493

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,107,245	7,141,572	7,109,782	7,163,986

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity as of June 30, 2018 and December 31, 2017 are summarized below:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$55,113	$41	$1,548	$53,606
GSE - Mortgage-backed securities and CMO’s	19,158	2	671	18,489
State and political subdivisions	13,806	15	492	13,329
Corporate bonds	5,036	18	49	5,005
Total securities available for sale	$93,113	$76	$2,760	$90,429

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,072	$—	$15	$1,057
State and political subdivisions	6,901	2	78	6,825
Corporate bonds	3,145	—	25	3,120
Total securities held to maturity	$11,118	$2	$118	$11,002

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$56,522	$33	$940	$55,615
GSE - Mortgage-backed securities and CMO’s	21,253	12	374	20,891
State and political subdivisions	14,368	27	196	14,199
Corporate bonds	5,042	7	11	5,038
Total securities available for sale	$97,185	$79	$1,521	$95,743

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,348	$—	$9	$1,339
State and political subdivisions	6,925	23	36	6,912
Corporate bonds	3,185	25	—	3,210
Total securities held to maturity	$11,458	$48	$45	$11,461

At June 30, 2018 and December 31, 2017, the Company owned Federal Reserve Bank stock (FRB) reported at cost of $509,000 and $508,000, respectively, and Federal Home Loan Bank stock (FHLB) of $585,000 and $559,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2018.

There were no sales of securities available for sale for the three and six-month periods ended June 30, 2018 and June 30, 2017.

At June 30, 2018 and December 31, 2017, securities available for sale with a carrying amount of $74.4 million and $75.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At June 30, 2018, the unrealized losses on available for sale securities less than twelve months related to five government agency bonds, five government sponsored enterprise (GSE) mortgage backed securities, one state and political bond, and one corporate bond. The Company had thirteen government agency bonds, twelve GSE mortgage backed securities, and seven state and political bonds at June 30, 2018 that had been in a loss position for more than twelve months. At June 30, 2018, the unrealized losses on held to maturity securities related to one government agency bond, eight state and political bonds, and two corporate bonds. The held to maturity securities consisted of one state and political bond that had been in an unrealized loss position for more than twelve months at June 30, 2018.  At December 31, 2017, the unrealized losses on available for sale securities less than twelve months related to six government agency bonds, four GSE mortgage backed securities, one corporate bond, and one state and political subdivision bond. At December 31, 2017, the Company had fifteen government agency bonds, twelve GSE mortgage backed securities, and seven state and political subdivision bonds that had been in a loss position for more than twelve months. At December 31, 2017, the unrealized losses on held to maturity securities related to one government agency security and five state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$8,163	$225	$40,673	$1,323	$48,836	$1,548
GSE-Mortgage-backed securities and CMO’s	5,353	128	12,497	543	17,850	671
State and political subdivisions	1,136	38	9,986	454	11,122	492
Corporate bonds	1,967	49	—	—	1,967	49
Total securities available for sale	$16,619	$440	$63,156	$2,320	$79,775	$2,760

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Government agencies	$1,057	$15	$—	$—	$1,057	$15
State and political subdivisions	5,317	56	994	22	6,311	78
Corporate bonds	3,120	25	—	—	3,120	25
Total securities held to maturity	$9,494	$96	$994	$22	$10,488	$118

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$9,028	$112	$43,352	$828	$52,380	$940
GSE-Mortgage-backed securities and CMO’s	5,074	37	14,057	337	19,131	374
State and political subdivisions	1,182	1	10,317	195	11,499	196
Corporate bonds	2,008	11	—	—	2,008	11
Total securities available for sale	$17,292	$161	$67,726	$1,360	$85,018	$1,521

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Government agencies	$1,338	$9	$—	$—	$1,338	$9
State and political subdivisions	4,269	36	—	—	4,269	36
Total securities held to maturity	$5,607	$45	$—	$—	$5,607	$45

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At June 30, 2018, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2018 by remaining contractual maturity are as follows:

	June 30, 2018
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Government agencies
Due within twelve months	12,001	11,881	1.18%
Due after one but within five years	30,667	29,587	1.59%
Due after five but within ten years	7,910	7,616	1.98%
Due after ten years	4,535	4,522	1.73%
	55,113	53,606	1.68%
Mortgage-backed securities
Due within twelve months	250	247	1.48%
Due after one but within five years	1,622	1,613	2.24%
Due after five but within ten years	6,233	6,021	2.00%
Due after ten years	11,053	10,608	1.97%
	19,158	18,489	2.00%
State and political subdivisions
Due within twelve months	1,362	1,375	4.39%
Due after one but within five years	1,082	1,059	3.57%
Due after five but within ten years	1,702	1,641	3.08%
Due after ten years	9,660	9,254	2.45%
	13,806	13,329	2.80%
Corporate Bonds
Due after one but within five years	5,036	5,005	1.86%
	5,036	5,005	1.86%
Total Securities available for sale
Due within twelve months	13,613	13,503	1.51%
Due after one but within five years	38,407	37,264	1.71%
Due after five but within ten years	15,845	15,278	2.07%
Due after ten years	25,248	24,384	2.11%
	$93,113	$90,429	1.85%

	June 30, 2018
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after five but within ten years	$1,072	$1,057	2.49%
	1,072	1,057	2.49%
State and political subdivisions
Due after one but within five years	5,050	4,981	2.50%
Due after five but within ten years	1,851	1,844	2.99%
	6,901	6,825	2.63%
Corporate Bonds
Due after one but within five years	3,145	3,120	2.76%
	3,145	3,120	2.76%
Total Securities held for maturity
Due after one but within five years	8,195	8,101	2.60%
Due after five but within ten years	2,923	2,901	2.81%
	$11,118	$11,002	2.66%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Commercial
Commercial	$55,837	$54,912
Real estate - commercial	134,120	114,712
Other real estate construction loans	32,457	40,186
Noncommercial
Real estate 1-4 family construction	5,037	5,024
Real estate - residential	78,604	78,023
Home equity	50,188	50,506
Consumer loans	11,686	10,774
Other loans	2,879	2,838
	370,808	356,975
Less:
Allowance for loan losses	(2,583)	(2,458)
Deferred loan (fees) costs, net	(231)	(104)

Loans held for investment, net	$367,994	$354,413

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and six months ended June 30, 2018 and 2017, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Balance, beginning of period	$1,461	$1,439	$1,401	$1,404
Provision (recovery) charged to operations	21	(107)	66	(135)
Charge-offs	(31)	(16)	(31)	(16)
Recoveries	9	7	24	70
Net (charge-offs) / Recoveries	(22)	(9)	(7)	54
Balance at end of period	$1,460	$1,323	$1,460	$1,323

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Balance, beginning of period	$1,086	$1,238	$1,057	$1,303
Provision (recovery) charged to operations	17	(7)	50	(38)
Charge-offs	(40)	(26)	(57)	(84)
Recoveries	60	23	73	47
Net (charge-offs) / Recoveries	20	(3)	16	(37)
Balance at end of period	$1,123	$1,228	$1,123	$1,228

Total	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Balance, beginning of period	$2,547	$2,677	$2,458	$2,707
Provision (recovery) charged to operations	38	(114)	116	(173)
Charge-offs	(71)	(42)	(88)	(100)
Recoveries	69	30	97	117
Net (charge-offs) / Recoveries	(2)	(12)	9	17
Balance at end of period	$2,583	$2,551	$2,583	$2,551

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2018 and December 31, 2017:

June 30, 2018
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$45	$1,635	$1,415	$220,779	$1,460	$222,414
Non-Commercial	124	3,540	999	144,623	1,123	148,163

Total	$169	$5,175	$2,414	$365,402	$2,583	$370,577

December 31, 2017
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$22	$1,788	$1,379	$208,022	$1,401	$209,810
Non-Commercial	172	3,781	885	143,280	1,057	147,061

Total	$194	$5,569	$2,264	$351,302	$2,458	$356,871

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class as of June 30, 2018 and December 31, 2017:

June 30, 2018
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$55,837	$55,837	$—
Real estate - commercial	93	288	381	133,739	134,120	—
Other real estate construction	—	49	49	32,408	32,457	—
Real estate 1-4 family construction	—	—	—	5,037	5,037	—
Real estate - residential	811	470	1,281	77,092	78,373	—
Home equity	—	152	152	50,036	50,188	—
Consumer loans	5	—	5	11,681	11,686	—
Other loans	—	—	—	2,879	2,879	—

Total	$909	$959	$1,868	$368,709	$370,577	$—

December 31, 2017
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$34	$34	$54,878	$54,912	$—
Real estate - commercial	—	377	$377	114,335	114,712	—
Other real estate construction	—	51	$51	40,135	40,186	—
Real estate construction	—	—	—	5,024	5,024	—
Real estate - residential	579	540	1,119	76,800	77,919	—
Home equity	108	23	131	50,375	50,506	—
Consumer loan	83	—	83	10,691	10,774	—
Other loans	—	—	—	2,838	2,838	—

Total	$770	$1,025	$1,795	$355,076	$356,871	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $474,000 in foreclosed residential real estate and no residential real estate in process of foreclosure at June 30, 2018.

The composition of nonaccrual loans by class as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
	(dollars in thousands)

Commercial	$—	$34
Real estate - commercial	288	377
Other real estate construction	49	51
Real estate 1 – 4 family construction	—	—
Real estate – residential	470	540
Home equity	152	23
Consumer loans	—	—
Other loans	—	—
	$959	$1,025

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2018 and December 31, 2017:

June 30, 2018
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$53,939	$1,886	$12	$—	$55,837
Real estate - commercial	128,368	3,765	1,987	—	134,120
Other real estate construction	29,987	2,081	389	—	32,457
Real estate 1 - 4 family construction	5,037	—	—	—	5,037
Real estate - residential	70,806	6,499	1,068	—	78,373
Home equity	49,066	970	152	—	50,188
Consumer loans	11,601	84	1	—	11,686
Other loans	2,879	—	—	—	2,879

Total	$351,683	$15,285	$3,609	$—	$370,577

December 31, 2017
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$53,649	$1,215	$48	$—	$54,912
Real estate - commercial	109,224	3,321	2,167	—	114,712
Other real estate construction	38,082	1,713	391	—	40,186
Real estate 1 - 4 family construction	5,024	—	—	—	5,024
Real estate - residential	69,645	7,119	1,155	—	77,919
Home equity	49,743	740	23	—	50,506
Consumer loans	10,709	64	1	—	10,774
Other loans	2,838	—	—	—	2,838

Total	$338,914	$14,172	$3,785	$—	$356,871

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2018 and December 31, 2017 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2018 and December 31, 2017:

June 30, 2018
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$55,837	$—	$55,837
Real estate - commercial	133,832	288	134,120
Other real estate construction	32,408	49	32,457
Real estate 1 – 4 family construction	5,037	—	5,037
Real estate – residential	77,903	470	78,373
Home equity	50,036	152	50,188
Consumer loans	11,686	—	11,686
Other loans	2,879	—	2,879

Total	$369,618	$959	$370,577

December 31, 2017
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$54,878	$34	$54,912
Real estate - commercial	114,335	377	114,712
Other real estate construction	40,135	51	40,186
Real estate 1 – 4 family construction	5,024	—	5,024
Real estate – residential	77,379	540	77,919
Home equity	50,483	23	50,506
Consumer loans	10,774	—	10,774
Other loans	2,838	—	2,838

Total	$355,846	$1,025	$356,871

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2018 and December 31, 2017.

June 30, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$8	$—	$8	$0
Real estate - commercial	1,529	—	1,529	41
Other real estate construction	636	101	49	4
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,407	717	2,690	123
Home equity	97	78	19	1
Consumer loans	36	36	—	—
Other loans	—	—	—	—

Total	$5,713	$932	$4,295	$169

December 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$44	$10	$34	$10
Real estate - commercial	1,593	1,305	288	9
Other real estate construction	689	101	50	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,701	1,319	2,382	171
Home equity	35	22	13	1
Consumer loans	45	45	—	—
Other loans	—	—	—	—

Total	$6,107	$2,802	$2,767	$194

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$25	$—	$20	$—
Real estate - commercial	1,541	15	1,646	14
Other real estate construction	123	—	223	2
Real estate 1- 4 family construction	—	—	4	—
Real estate - residential	3,540	41	3,852	43
Home equity	66	2	94	1
Consumer loans	38	—	55	2
Other loans	—	—	—	—

Total	$5,333	$58	$5,894	$62

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$32	$—	$23	$1
Real estate - commercial	1,566	30	1,655	29
Other real estate construction	132	2	246	3
Real estate 1- 4 family construction	—	—	5	—
Real estate - residential	3,598	82	3,899	84
Home equity	55	2	74	2
Consumer loans	41	1	57	2
Other loans	—	—	—	—

Total	$5,424	$117	$5,959	$121

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

At June 30, 2018, the Company had $4.4 million in TDRs outstanding, of which one was on a non-accruing basis.

For the three and six months ended June 30, 2018 and 2017, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	387	387
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$387	$387

	For the three months ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$12	$11
Real estate - commercial	1	166	165
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	65	38
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$243	$214

For the six months ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	445	444
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$445	$444

	For the six months ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$12	$11
Real estate - commercial	1	166	165
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	475	446
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$653	$622

During the twelve months ended June 30, 2018, there was one TDR for which there was a payment default. During the twelve months ended June 30, 2017, there were three TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $156,000 in the allowance for loan losses as of June 30, 2018, as a direct result of these TDRs. At June 30, 2017, there was $124,000 in the allowance for loan losses related to TDRs.

The following table presents the successes and failures of the types of loan modifications within the previous twelve months as of June 30, 2018 and 2017:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2018

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	5	109	8	687	—	—	1	17

Total	5	$109	8	$687	—	$—	1	$17

June 30, 2017

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	8	779	8	832	—	—	3	19

Total	8	$779	8	$832	—	$—	3	$19

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

At June 30, 2018, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$104,277
Credit card commitments	11,676
Standby letters of credit	935
Total commitments	$116,888

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$53,606	$—	$53,606	$—
GSE - Mortgage-backed securities and CMO’s	18,489	—	18,489	—
State and political subdivisions	13,329	—	13,329	—
Corporate bonds	5,005	—	5,005	—

Total assets at fair value	$90,429	$—	$90,429	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$55,615	$—	$55,615	$—
GSE - Mortgage-backed securities and CMO’s	20,891	—	20,891	—
State and political subdivisions	14,199	—	14,199	—
Corporate bonds	5,038	—	5,038	—

Total assets at fair value	$95,743	$—	$95,743	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$4,175	$—	$—	$4,175
Other real estate owned	1,278	—	—	1,278
Total assets at fair value	$5,453	$—	$—	$5,453

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,624	$—	$—	$2,624
Other real estate owned	1,785	—	—	1,785

Total assets at fair value	$4,409	$—	$—	$4,409
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2018
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2017
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At June 30, 2018, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2018 and December 31, 2017 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at June 30, 2018 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2018 and December 31, 2017:

June 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$99,025	$98,985	$96,535	$2,450	$—
Securities available for sale	90,429	90,429	—	90,429	—
Securities held to maturity	11,118	11,002	—	11,002	—
Loans held for investment, net	370,577	366,093	—	—	366,093
Loans held for sale	5,292	5,292	—	5,292	—
Restricted stock	1,094	1,094	1,094	—	—
Mortgage servicing rights	1,948	3,534	—	3,534	—
Accrued interest receivable	1,714	1,714	—	—	1,714

FINANCIAL LIABILITIES
Deposits	$550,653	$505,334	$—	$505,334	$—
Short-term borrowings	1,522	1,522	—	1,522	—
Long-term borrowings	9,534	9,648	—	—	9,648
Accrued interest payable	149	149	—	—	149

December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$70,403	$70,379	$67,913	$2,466	$—
Securities available for sale	95,743	95,743	—	95,743	—
Securities held to maturity	11,458	11,461	—	11,461	—
Loans held for investment, net	356,871	359,325	—	—	359,325
Loans held for sale	4,414	4,414	—	4,414	—
Restricted stock	1,067	1,067	1,067	—	—
Mortgage servicing rights	2,125	3,310	—	3,310
Accrued interest receivable	1,709	1,709	—	—	1,709

FINANCIAL LIABILITIES
Deposits	512,628	481,300	—	481,300	—
Short-term borrowings	1,752	1,752	—	1,752	—
Long-term borrowings	9,534	9,658	—	—	9,658
Accrued interest payable	148	148	—	—	148

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

At June 30, 2018, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the bank is expected to receive. This amount is deemed immaterial by management. See Note 9.

Note 12 – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases, Topic 842 (“ASU 2016-02”)”. This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard, which we we will adopt during the first quarter of 2019. We currently have two properties that we operate under a lease, both of which would be recorded on the Consolidated Balance Sheet upon adoption.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017.

During the six months ended June 30, 2018, the Company’s total assets increased $37.9 million, from $576.4 million to $614.2 million.

Cash and cash equivalents increased $28.6 million during the six months ended June 30, 2018. Cash and due from banks decreased $33,000, while interest-earning deposits with banks increased $28.7 million. The increase is directly related to the increase in both noninterest-bearing and interest-bearing customer deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $5.7 million to $101.5 million for the six-month period ended June 30, 2018 due to contractual principal pay downs. At June 30, 2018, the Company had net unrealized losses on securities available for sale of $2.1 million.

Loans held for investment increased $13.7 million to $370.6 million for the six-month period ended June 30, 2018, or 7.7% annualized growth. The Company experienced the majority of growth in the commercial real estate loan segment, which grew $19.4 million, or 16.9%, during the six-month period ended June 30, 2018. The largest decline was in the other real estate construction segment of $7.7 million or 19.2%. The majority of the decrease in this segment was due to completed construction on commercial real estate, which attributed to the growth in the commercial real estate segment. Loans held for sale increased 19.9%, or $878,000, as production for the mortgage division increased during the month of June. The allowance for loan losses was $2.58 million at June 30, 2018, which represented 0.70% of the total loan portfolio compared to $2.46 million or 0.69% at December 31, 2017.

Other changes in our consolidated assets are primarily related to other real estate owned, prepaid assets, fixed assets, and other assets. Other real estate owned decreased $910,000. During the six months ended June 30, 2018, the Company sold seven pieces of property totaling $1.1 million, which generated a loss of $27,000. Two new properties moved into other real estate owned totaling $160,000. Prepaid assets have increased $364,000 from December 31, 2017 to June 30, 2018 as invoices are paid in the first half of the year and amortized over the remaining year per contract terms. Premises and equipment increased $336,000 in the first six months as capitalized leasehold improvements were added for our new Charlotte branch. Other assets increased $561,000 due to the annual funding of executive supplemental employee retirement accounts.

Customer deposits, our primary funding source, experienced a $38.0 million increase during the six-month period ended June 30, 2018, increasing from $512.6 million to $550.7 million or 14.8% annualized growth. Demand noninterest-bearing checking increased $20.2 million, interest checking and money market accounts increased $17.8 million, and savings deposits increased $4.1 million. These increases were offset by declines in time deposits of $4.0 million.

Total short-term borrowings decreased $230,000 for the period.

Other liabilities increased from $7.8 million at December 31, 2017 to $8.5 million at June 30, 2018, an increase of $696,000 related to an increase in the annual funding of executive supplemental employee retirement accounts.

At June 30, 2018, total shareholders’ equity was $43.9 million, a decrease of $615,000 from December 31, 2017. Net income for the six-month period was $701,000. Unrealized losses on investment securities, net of tax, increased by $959,000. The Company repurchased 25,482 shares of common stock for a total value of $142,000, though we issued 13,378 shares for a value of $65,000 upon the excercising of the final remaining outstanding stock options. The Company paid $284,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $467,000 for the three months ended June 30, 2018, as compared to $632,000 for the three months ended June 30, 2017, a decrease of $165,000. Net income available to common shareholders was $326,000 or $0.05 per common share at June 30, 2018, compared to $484,000 or $0.07 per common share at June 30, 2017. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended June 30, 2018 was $4.9 million compared to $4.5 million for the three months ended June 30, 2017, an increase of $428,000. During the second quarter of 2018, the average yield on our interest–earning assets increased twelve basis points to 3.83%, which was offset partly by the increase in the average rate we paid for our interest-bearing liabilities, which increased seven basis points to 0.39%. The aforementioned changes resulted in a higher interest rate spread of 3.44% as of June 30, 2018 compared to 3.40% as of June 30, 2017. Our net interest margin was 3.54% and 3.46% for the comparable periods in 2018 and 2017, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended June 30, 2018 and 2017:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2018	2017	2018	2017	2018	2017
Interest-earning assets:
Taxable securities	$85,170	$98,064	$374	$402	1.76%	1.64%
Nontaxable securities (1)	17,495	16,960	110	105	3.20%	4.01%
Short-term investments	88,255	63,993	365	158	1.66%	0.99%
Taxable loans	360,202	340,158	4,403	4,063	4.90%	4.79%
Non-taxable loans (1)	10,581	10,887	66	69	3.17%	4.12%
Total interest-earning assets	561,703	530,062	5,318	4,797	3.83%	3.71%

Interest-bearing liabilities:
Interest-bearing deposits	408,331	391,079	269	175	0.26%	0.18%
Short-term borrowed funds	1,848	2,484	4	6	0.87%	0.97%
Long-term debt	9,538	9,531	138	137	5.80%	5.85%
Total interest-bearing liabilities	419,717	403,094	411	318	0.39%	0.32%

Net interest spread	$141,986	$126,968	$4,907	$4,479	3.44%	3.40%

Net interest margin (1) (% of earning assets)					3.54%	3.46%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.

Provision and Allowance for Loan Losses

The provision for loan losses was $38,000 for the three months ending June 30, 2018 compared to a recovery of $114,000 for the same period in 2017. There were net loan charge offs of $2,000 for the three months ended June 30, 2018, as compared with net loan charge offs of $12,000 during the same period of 2017. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased $148,000 for the three-month period ending June 30, 2018 as compared to the same period in

2017. The primary factor contributing to the overall increase was an increase in income from supplemental employee retirement plans of $115,000 and the additional gain on sale of SBA loans of $44,000, both of which are part of other income.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. Beginning in 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” interchange and card transaction fees are reported net of related network costs. Previously, such network costs were reported as a component of other non-interest expense. Interchange and card transaction fees for the three months ended June 30, 2018 and 2017 reported on a net basis totaled $144,000 and $201,000, respectively. A comparison of gross interchange and card transaction fees and interchange and card transaction fees net of associated network costs for the reported periods is presented in the table below:

	Three Months Ended June 30,
	2018	2017
	(in thousands)

Income from debit card transactions	$350	$323
Income from credit card transactions	75	78
Gross interchange and transaction fee income	425	401
Network costs - debit card	179	143
Network costs - credit card	102	57
Total	$144	$201

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2018 was $6.5 million compared to $5.7 million for the same period of 2017. Salaries and employee benefits, the largest component of noninterest expense, increased $479,000 for the quarter ending June 30, 2018. The majority of this increase is attributable to the increase in personnel associated with staffing the Company’s new Charlotte, NC branch, which opened in first quarter 2018, as well as increased personnel in other fee income producing business lines, SBA lending and Mortgage. Net occupancy expense increased $89,000 from $307,000 at June 30, 2017 to $396,000 at June 30, 2018. The increase is attributed to increased rent associated with the new branch location. Data processing expense increased $105,000 year-over-year for the second quarter of 2018 due to the on-going core conversion project scheduled for completion in August of 2018. The Company has incurred both conversion and de-conversion costs associated with this project. In addition, professional fees and services has increased $43,000 from June 30, 2017 to June 30, 2018 due to consulting, training, and travel associated with the core conversion training.

These increases have been offset by decline in foreclosed real estate expenses. Foreclosed real estate has declined from $176,000 at June 30, 2017 to $33,000 at June 30, 2018. As the Company’s other real estate holdings decline, the expenses associated with holding the property also declines. The table below reflects the composition of other noninterest expense.

	Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Postage	$55	$49
Telephone and data lines	45	41
Loan costs	104	90
Shareholder relations expense	36	30
Dues and subscriptions	66	54
Other	332	198
Total	$638	$462

Income Tax Expense

The Company had income tax expense of $78,000 for the three months ended June 30, 2018 at an effective tax rate of 14.31% compared to income tax expense of $313,000 with an effective tax rate of 33.12% in the comparable 2017 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2018, the effective tax rate decreased significantly due to the enactment of the Tax Cuts and Jobs Act of 2017, which lowered the overall federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $701,000 for the six months ended June 30, 2018, as compared to $1.2 million for the six months ended June 30, 2017, a decrease of $548,000. Net income available to common shareholders was $417,000 or $0.06 per common share at June 30, 2018, compared to $955,000 or $0.13 per common share at June 30, 2017. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2018 was $9.6 million compared to $8.8 million for the six months ended June 30, 2017, an increase of $810,000. During the first six months of 2018, the average yield on our interest–earning assets increased ten basis points to 3.84%, which was offset by an increase in the average rate we paid for our interest-bearing liabilities, which increased six basis points to 0.37%. The aforementioned changes resulted in a higher interest rate spread of 3.47% as of June 30, 2018 compared to 3.42% as of June 30, 2017. Our net interest margin was 3.56% and 3.50% for the comparable periods in 2018 and 2017, respectively.

The following table presents average balance sheets and a net interest income analysis for the six months ended June 30, 2018 and 2017:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2018	2017	2018	2017	2018	2017
Interest-earning assets:
Taxable securities	$86,438	$98,726	$771	$799	1.80%	1.63%
Nontaxable securities (1)	17,726	17,277	224	217	3.23%	4.08%
Short-term investments	78,067	55,107	642	262	1.66%	0.96%
Taxable loans	356,566	337,036	8,592	7,989	4.86%	4.78%
Non-taxable loans (1)	10,717	10,584	133	133	3.17%	4.08%
Total interest-earning assets	549,514	518,730	10,362	9,400	3.84%	3.74%

Interest-bearing liabilities:
Interest-bearing deposits	403,354	383,734	486	329	0.24%	0.17%
Short-term borrowed funds	1,912	2,627	7	13	0.74%	1.00%
Long-term debt	9,536	9,533	273	272	5.77%	5.75%
Total interest-bearing liabilities	414,802	395,894	766	614	0.37%	0.31%

Net interest spread	$134,712	$122,836	$9,596	$8,786	3.47%	3.42%

Net interest margin (1) (% of earning assets)					3.56%	3.50%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.

Provision and Allowance for Loan Losses

The provision for loan losses was $116,000 for the six months ending June 30, 2018 compared to a recovery of $173,000 for the same period in 2017. There were net loan recoveries of $9,000 for the six months ended June 30, 2018, as compared with net loan recoveries of $17,000 during the same period of 2017. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased $336,000 for the six-month period ending June 30, 2018 as compared to the same period in 2017. The primary factor contributing to the overall decrease versus the comparable period was a decrease in revenue from mortgage loan sales of $218,000. Rising interest rates, as well as a shortage in the housing supply, has reduced the number of applications for new home purchases.

Furthermore, during the 2017 comparative period, the Strategic Alliance Corporation, the broker-dealer subsidiary of Uwharrie Bank, acting as the selling agent, completed a private placement offering of slightly over $4 million, which resulted in $203,000 of other service fees and commissions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. Beginning in 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” interchange and card transaction fees are reported net of related network costs. Previously, such network costs were reported as a component of other non-interest expense. Interchange and card transaction fees for the six months ended June 30, 2018 and 2017 reported on a net basis totaled $286,000 and $337,000, respectively. A comparison of gross interchange and card transaction fees and interchange and card transaction fees net of associated network costs for the reported periods is presented in the table below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)

Income from debit card transactions	$647	$631
Income from credit card transactions	157	153
Gross interchange and transaction fee income	804	784
Network costs - debit card	332	308
Network costs - credit card	186	139
Total	$286	$337

Noninterest Expense

Noninterest expense for the six months ending June 30, 2018 was $12.7 million compared to $11.5 million for the same period of 2017. Salaries and employee benefits, the largest component of noninterest expense, increased $727,000 for the period ending June 30, 2018. The majority of this increase is attributable to the increase in personnel associated with staffing the Company’s new Charlotte, NC branch, which opened in first quarter 2018, as well as increased personnel in other fee income producing business lines, SBA lending and Mortgage. Net occupancy expense increased $149,000 from $611,000 at June 30, 2017 to $760,000 at June 30, 2018. The increase is attributed to increased rent associated with the new branch location. Data processing expense increased $173,000 year-over-year for the year-to-date period of 2018 due to the on-going core conversion project scheduled for completion in August of 2018. The Company has incurred both conversion and de-conversion costs associated with this project. In addition, professional fees and services has increased $115,000 from June 30, 2017 to June 30, 2018 due to consulting, training, and travel associated with the core conversion training.

These increases have been offset by decline in foreclosed real estate expenses. Foreclosed real estate has declined from $264,000 at June 30, 2017 to $72,000 at June 30, 2018. As the Company’s other real estate holdings decline, the expenses associated with holding the property also declines. The table below reflects the composition of other noninterest expense.

	Six Months Ended June 30,
	2018	2017
	(in thousands)

Postage	$104	$97
Telephone and data lines	90	81
Loan costs	179	172
Shareholder relations expense	74	63
Dues and subscriptions	133	108
Other	627	618
Total	$1,207	$1,139

Income Tax Expense

The Company had income tax expense of $136,000 for the six months ended June 30, 2018 at an effective tax rate of 16.25% compared to income tax expense of $570,000 with an effective tax rate of 31.34% in the comparable 2017 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2018, the effective tax rate decreased significantly due to the enactment of the Tax Cuts and Jobs Act of 2017, which lowered the overall federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

At June 30, 2018, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $5.2 million compared to $5.6 million at December 31, 2017, a net decrease of $400,000. Total nonaccrual loans, which are a component of impaired loans, decreased from $1.0 million at December 31, 2017 to $959,000 at June 30, 2018. During the first six months of 2018, three additional loans of $133,000 were added to impaired loans. The increase was offset by pay-off of four impaired relationships totaling $167,000, foreclosure of two loans totaling $160,000 as well as net pay downs of $206,000.

The allowance, expressed as a percentage of gross loans held for investment, increased one basis point from 0.69% at December 31, 2017 to 0.70% at June 30, 2018. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.64% at December 31, 2017 and 0.66% at June 30, 2018. The increase is attributable to a slight increase in economic uncertainty, or market risk. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 3.49% to 3.27% for the same periods due to an increase of individually evaluated loans that are sufficiently collateralized with expected returns of principal cash flow as contracted, therefore requiring no additional allowance. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and volatility. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve determined by management for qualitative factors based on economic conditions and portfolio concentrations, form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data acquired from a third-party vendor representing a one-year loss horizon for each obligor. The Company updates the data inputs into the model; specifically, the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the credit scores, which is one of the components used within the allowance model, semi-annually during the first and third quarters. The probability of default associated with each credit score is the major driver in the allowance for loan losses.

The ratio of nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.29% at December 31, 2017, to 0.26% at June 30, 2018.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $910,000 during 2018. The Company sold seven pieces of foreclosed property totaling $1.1 million realizing a loss of $27,000. The Company had no write-downs for the period ending June 30, 2018. There were two loans foreclosed on during the second quarter totaling $160,000.

Troubled debt restructured loans at June 30, 2018 totaled $4.4 million compared to $4.6 million at December 31, 2017 and are included in impaired loans. At June 30, 2018, there was one troubled debt restructured loan in nonaccrual status.

The following table shows the comparison of nonperforming assets at June 30, 2018 to December 31, 2017:

Nonperforming Assets

(dollars in thousands)

	June 30, 2018	December 31, 2017
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	959	1,025
Other real estate owned	1,439	2,349
Total nonperforming assets	$2,398	$3,374

Allowance for loans losses	$2,583	$2,458
Nonperforming loans to total loans	0.26%	0.29%
Allowance for loan losses to total loans	0.70%	0.69%
Nonperforming assets to total assets	0.39%	0.59%
Allowance for loan losses to nonperforming loans	269.34%	239.80%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks totaling $28 million at June 30, 2018, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $39.6 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $25.1 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources totaled $9.5 million at June 30, 2018, compared to $9.5 million at December 31, 2017.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. Bank regulatory agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. Under the final Basel III rules, minimum requirements increased for both the quantity and quality of capital held by the Company. The rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. A capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer began to be phased in on January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2018, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital guidelines.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2018, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include transactions, agreements or other contractual arrangements to which an unconsolidated entity of the Company is a party and pursuant to which the Company has obligations, including an obligation to provide guarantees on behalf of an unconsolidated entity, or retains an interest in assets transferred to an unconsolidated entity. We have no off-balance sheet arrangements of this kind.

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2018 and have no current plans to do so.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since December 31, 2017, detail of which is presented on page 78 of our 2017 Annual Report to Shareholders filed as Exhibit 13 with our 2017 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item is not required for smaller reporting companies.

Item 4.Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a -15(f) and 15d - 15(f) of the Exchange Act) during the second quarter of 2018. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2018.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2018 Through April 30, 2018	—	$—	—	$—
May 1, 2018 Through May 31, 2018	—	$—	—	$—
June 1, 2018 Through June 30, 2018	6,771	$5.77	—	$—
Total	6,771	$5.77	—	$—

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.Exhibits

The following exhibits are being filed herewith:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 7, 2018	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 7, 2018	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer