Form 10-Q
period 2018-09-30
UWHARRIE CAPITAL CORP
filed 2018-11-06
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,019,604 shares of common stock outstanding as of November 5, 2018.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	September 30, 2018 (Unaudited)	December 31, 2017*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,629	$7,538
Interest-earning deposits with banks	110,097	62,865
Securities available for sale, at fair value	92,471	95,743
Securities held to maturity, at amortized cost (fair value $10,728 and $11,461, respectively)	10,871	11,458
Loans held for sale	1,946	4,414
Loans:
Loans held for investment	377,738	356,871
Less allowance for loan losses	(2,365)	(2,458)
Net loans held for investment	375,373	354,413
Premises and equipment, net	14,849	14,728
Interest receivable	1,681	1,709
Restricted stock	1,094	1,067
Bank owned life insurance	8,642	8,546
Other real estate owned	1,086	2,349
Prepaid assets	708	786
Other assets	11,943	10,742
Total assets	$637,390	$576,358

LIABILITIES
Deposits:
Demand noninterest-bearing	$137,203	$113,762
Interest checking and money market accounts	322,730	289,953
Savings deposits	56,802	45,698
Time deposits, $250,000 and over	6,848	7,933
Other time deposits	49,959	55,282
Total deposits	573,542	512,628
Short-term borrowed funds	1,305	1,752
Long-term debt	9,934	9,534
Interest payable	12	148
Other liabilities	8,888	7,756
Total liabilities	593,681	531,818

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,019,604 and 7,112,853	8,774	8,891
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,414	12,824
Undivided profits	14,198	13,282
Accumulated other comprehensive loss	(2,332)	(1,107)
Total Uwharrie Capital shareholders’ equity	33,054	33,890
Noncontrolling interest	10,655	10,650
Total shareholders’ equity	43,709	44,540
Total liabilities and shareholders’ equity	$637,390	$576,358

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,680	$4,214	$13,405	$12,336
Investment securities
US Treasury	12	5	12	28
US Government agencies and corporations	304	369	1,055	1,122
State and political subdivisions	119	121	363	361
Interest-earning deposits with banks and federal funds sold	539	258	1,181	520
Total interest income	5,654	4,967	16,016	14,367

Interest Expense
Interest checking and money market accounts	269	113	605	295
Savings deposits	38	12	63	37
Time deposits, $250,000 and over	10	16	43	46
Other time deposits	55	51	147	143
Short-term borrowed funds	5	1	12	14
Long-term debt	138	138	411	410
Total interest expense	515	331	1,281	945
Net interest income	5,139	4,636	14,735	13,422
Provision for (recovery of) loan losses	(24)	(136)	92	(309)
Net interest income after provision (recovery of) for loan losses	5,163	4,772	14,643	13,731

Noninterest Income
Service charges on deposit accounts	292	299	865	874
Interchange and card transaction fees, net	190	149	476	486
Other service fees and commissions	650	606	1,940	1,994
Loss on sale of securities (includes reclassification of $0, ($14,000), $0, and ($14,000) from accumulated other comprehensive income)	—	(14)	—	(14)
Income from mortgage loan sales	730	790	2,261	2,539
Other income	119	219	504	571
Total noninterest income	1,981	2,049	6,046	6,450

Noninterest Expense
Salaries and employee benefits	4,074	3,647	12,141	10,987
Net occupancy expense	447	327	1,207	938
Equipment expense	220	151	555	451
Data processing costs	206	429	739	789
Office supplies and printing	59	27	134	89
Foreclosed real estate expense	13	48	85	312
Professional fees and services	280	223	742	570
Marketing and donations	196	251	616	737
Electronic banking expense	98	93	297	263
Software amortization and maintenance	239	198	686	569
FDIC insurance	54	76	185	167
Other noninterest expense	503	504	1,710	1,643
Total noninterest expense	6,389	5,974	19,097	17,515
Income before income taxes	755	847	1,592	2,666
Income taxes (includes reclassification of $0, ($5,000), $0, and ($5,000) from accumulated other comprehensive income)	112	259	248	829
Net income	$643	$588	$1,344	$1,837

Consolidated net income	$643	$588	$1,344	$1,837
Less: net income attributable to noncontrolling interest	(144)	(148)	(428)	(442)
Net income attributable to Uwharrie Capital Corp and common shareholders	$499	$440	$916	$1,395
Net income (loss) per common share
Basic	$0.07	$0.06	$0.13	$0.20
Diluted	$0.07	$0.06	$0.13	$0.20
Weighted average shares outstanding
Basic	7,095,120	7,118,720	7,104,841	7,148,405
Diluted	7,095,120	7,119,585	7,104,841	7,149,021

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Net Income	$643	$588	$1,344	$1,837

Unrealized gain (loss) on available for sale securities	(346)	40	(1,587)	884
Related tax effect	80	(14)	362	(301)
Reclassification of loss recognized in net income	—	14	—	14
Related tax effect	—	(5)	—	(5)

Total other comprehensive income (loss)	(266)	35	(1,225)	592

Comprehensive income (loss)	377	623	119	2,429

Less: Comprehensive income (loss) attributable to noncontrolling interest	(144)	(148)	(428)	(442)

Comprehensive income (loss) attributable to Uwharrie Capital	$233	$475	$(309)	$1,987

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)

Balance, December 31, 2017	7,112,853	$8,891	$12,824	$13,282	$(1,107)	$10,650	$44,540
Net Income	—	—	—	916	—	428	1,344
Repurchase of common stock	(106,627)	(133)	(459)	—	—	—	(592)
Stock options exercised	13,378	16	49	—	—	—	65
Other comprehensive Income	—	—	—	—	(1,225)	—	(1,225)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(312)	(312)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(111)	(111)
Balance, September 30, 2018	7,019,604	$8,774	$12,414	$14,198	$(2,332)	$10,655	$43,709

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,344	$1,837
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation and amortization	792	636
Provision for (recovery of) loan losses	92	(309)
Loss on sale of securities available for sale	—	14
Loss on sale of OREO	35	31
Net amortization of premium on investment securities AFS	660	665
Net amortization of premium on investment securities HTM	112	112
Net amortization of mortgage servicing rights	513	557
OREO write downs	—	92
Originations and purchases of mortgage loans for sale	(67,516)	(70,968)
Proceeds from sales of mortgage loans for sale	69,471	73,509
Cash surrender value of life insurance	(96)	(92)
Net change in:
Accrued interest receivable	28	113
Prepaid assets	78	(174)
Miscellaneous other assets	(834)	(495)
Accrued interest payable	(136)	—
Miscellaneous other liabilities	1,132	1,439
Net cash provided by operating activities	5,675	6,967

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	—	8,918
Proceeds from maturities, calls & paydowns of investment securities held to maturity	475	385
Proceeds from maturities, calls & paydowns of investment securities available for sale	6,025	5,823
Purchase of investment securities available for sale	(5,000)	(6,338)
Purchase of life insurance investment	—	(1,525)
Net change in restricted stock	(27)	(16)
Net increase in loans	(21,212)	(8,401)
Purchase of premises and equipment	(913)	(765)
Proceeds from sale of OREO	1,388	1,733
Net cash used by investing activities	(19,264)	(186)

Cash flows from financing activities
Net increase in deposit accounts	60,914	41,534
Net decrease in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	(447)	(380)
Proceeds from long-term borrowings	400	—
Repayment of other borrowings	—	(506)
Common stock repurchased	(592)	(372)
Exercise of stock options	65	—
Dividends paid on preferred stock	(428)	(442)
Net cash provided by financing activities	59,912	39,834
Increase in cash and cash equivalents	46,323	46,615
Cash and cash equivalents, beginning of period	70,403	45,968
Cash and cash equivalents, end of period	$116,726	$92,583

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,417	$946
Income taxes paid	340	660
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(1,225)	$592
Loans transferred to foreclosed real estate	160	361
Mortgage servicing rights capitalized	240	451

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

Accounting Changes, Reclassifications and Restatements

Certain items in prior financial statements have been reclassified to conform to the current presentation. ASU 2014-09. “Revenue from Contracts with Customers (Topic 606)” was adopted as of January 1, 2018. ASU 2014-09 requires us to report network costs associated with debit card and credit card transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other non-interest expense. For the three months and nine months ended September 30, 2018, gross interchange and card transaction fees totaled $437,000 and $1.2 million, respectively, while related network costs totaled $247,000 and $765,000, respectively. On a net basis, we reported $190,000 as interchange and card transaction fees in the accompanying Consolidated Statement of Income for the three months ended September 30, 2018 and $476,000 for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, we reported interchange and card transaction fees totaling $381,000 and $1.2 million, respectively, on a gross basis in the accompanying Consolidated Statement of Income while related network costs totaling $232,000 and $679,000, respectively, were reported as a component of other non-interest expense. Interchange and card transaction fees, net of costs, were re-classed in 2018 to report net $149,000 for the three months ended September 30, 2017 and $486,000 for the nine months ended September 30, 2017.

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

The following table presents the changes in accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017:

	Unrealized holding gains on available-for-sale securities (net)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Beginning Balance	$(2,066)	$(761)	$(1,107)	$(1,318)

Other Comprehensive income (loss) before reclassifications, net of ($80,000), $14,000, ($362,000), and $301,000 tax effect, respectively	(266)	26	(1,225)	583

Amounts reclassified from accumulated other comprehensive income net of $0, $5,000, $0, and $5,000 tax effect, respectively	—	9	—	9

Net current-period other comprehensive income (loss)	(266)	35	(1,225)	592

Ending Balance	$(2,332)	$(726)	$(2,332)	$(726)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2018 but there were 13,378 shares of common stock underlying outstanding stock options at December 31, 2017. All of these options were dilutive at December 31, 2017 because the strike price was lower than the market price.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Weighted average number of common shares outstanding	7,095,120	7,118,720	7,104,841	7,148,405

Effect of dilutive stock options	—	865	—	616

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,095,120	7,119,585	7,104,841	7,149,021

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity as of September 30, 2018 and December 31, 2017 are summarized below:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,937	$—	$16	$4,921
U.S. Government agencies	52,738	45	1,621	51,162
GSE - Mortgage-backed securities and CMO’s	19,032	—	825	18,207
State and political subdivisions	13,760	7	592	13,175
Corporate bonds	5,033	18	45	5,006
Total securities available for sale	$95,500	$70	$3,099	$92,471

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$857	$—	$18	$839
State and political subdivisions	6,889	—	105	6,784
Corporate bonds	3,125	—	20	3,105
Total securities held to maturity	$10,871	$—	$143	$10,728

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$56,522	$33	$940	$55,615
GSE - Mortgage-backed securities and CMO’s	21,253	12	374	20,891
State and political subdivisions	14,368	27	196	14,199
Corporate bonds	5,042	7	11	5,038
Total securities available for sale	$97,185	$79	$1,521	$95,743

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$1,348	$—	$9	$1,339
State and political subdivisions	6,925	23	36	6,912
Corporate bonds	3,185	25	—	3,210
Total securities held to maturity	$11,458	$48	$45	$11,461

At September 30, 2018 and December 31, 2017, the Company owned Federal Reserve Bank stock (FRB) reported at cost of $509,000 and $508,000, respectively, and Federal Home Loan Bank stock (FHLB) of $585,000 and $559,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2018.

Results from sales of securities available for sale for the three and nine-month periods ended September 30, 2018 and September 30, 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Gross proceeds from sales	$—	$8,918	$—	$8,918

Realized gains from sales	$—	$—	$—	$—
Realized losses from sales	—	14	—	14
Net realized gains	$—	$(14)	$—	$(14)

At September 30, 2018 and December 31, 2017, securities available for sale with a carrying amount of $72.0 million and $75.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At September 30, 2018, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury bond, six government agency bonds and five government sponsored enterprise (GSE) mortgage backed securities. The Company had fourteen government agency bonds, fourteen GSE mortgage backed securities, eight state and political bonds, and one corporate bond at September 30, 2018 that had been in a loss position for twelve months or more. At September 30, 2018, the unrealized losses on held to maturity securities related to one government agency bond, eight state and political bonds, and two corporate bonds. The held to maturity securities consisted of two state and political bonds that had been in an unrealized loss position for more than twelve months at September 30, 2018.  At December 31, 2017, the unrealized losses on available for sale securities less than twelve months related to six government agency bonds, four GSE mortgage backed securities, one corporate bond, and one state and political subdivision bond. At December 31, 2017, the Company had fifteen government agency bonds, twelve GSE mortgage backed securities, and seven state and political subdivision bonds that had been in a loss position for more than twelve months. At December 31, 2017, the unrealized losses on held to maturity securities related to one government agency security and five state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$4,920	$16	$—	$—	$4,920	$16
U.S. Government agencies	4,987	60	44,001	1,561	48,988	1,621
GSE-Mortgage-backed securities and CMO’s	3,370	59	14,837	766	18,207	825
State and political subdivisions	—	—	10,982	592	10,982	592
Corporate bonds	—	—	1,969	45	1,969	45
Total securities available for sale	$13,277	$135	$71,789	$2,964	$85,066	$3,099

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Government agencies	$838	$18	$—	$—	$838	$18
State and political subdivisions	4,796	45	1,989	60	6,785	105
Corporate bonds	3,105	20	—	—	3,105	20
Total securities held to maturity	$8,739	$83	$1,989	$60	$10,728	$143

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$9,028	$112	$43,352	$828	$52,380	$940
GSE-Mortgage-backed securities and CMO’s	5,074	37	14,057	337	19,131	374
State and political subdivisions	1,182	1	10,317	195	11,499	196
Corporate bonds	2,008	11	—	—	2,008	11
Total securities available for sale	$17,292	$161	$67,726	$1,360	$85,018	$1,521

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Government agencies	$1,338	$9	$—	$—	$1,338	$9
State and political subdivisions	4,269	36	—	—	4,269	36
Total securities held to maturity	$5,607	$45	$—	$—	$5,607	$45

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. As of September 30, 2018, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2018 by remaining contractual maturity are as follows:

	September 30, 2018
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due after one but within five years	4,937	4,921	2.66%
	4,937	4,921	2.66%
U.S. Government agencies
Due within twelve months	15,019	14,882	1.15%
Due after one but within five years	27,613	26,504	1.65%
Due after five but within ten years	7,041	6,680	1.30%
Due after ten years	3,065	3,096	0.82%
	52,738	51,162	1.41%
Mortgage-backed securities
Due after one but within five years	1,710	1,687	2.39%
Due after five but within ten years	8,190	7,830	2.01%
Due after ten years	9,132	8,690	1.90%
	19,032	18,207	1.99%
State and political subdivisions
Due within twelve months	1,356	1,362	3.67%
Due after one but within five years	1,081	1,055	3.23%
Due after five but within ten years	1,695	1,628	3.12%
Due after ten years	9,628	9,130	3.10%
	13,760	13,175	3.17%
Corporate Bonds
Due after one but within five years	5,033	5,006	2.88%
	5,033	5,006	2.88%
Total Securities available for sale
Due within twelve months	16,375	16,244	1.36%
Due after one but within five years	40,374	39,173	2.00%
Due after five but within ten years	16,926	16,138	1.83%
Due after ten years	21,825	20,916	2.28%
	$95,500	$92,471	1.92%

	September 30, 2018
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U.S. Government agencies
Due after five but within ten years	$857	$839	2.42%
	857	839	2.42%
State and political subdivisions
Due after one but within five years	5,042	4,952	2.16%
Due after five but within ten years	1,847	1,832	2.50%
	6,889	6,784	2.25%
Corporate Bonds
Due after one but within five years	3,125	3,105	2.76%
	3,125	3,105	2.76%
Total Securities held for maturity
Due after one but within five years	8,167	8,057	2.39%
Due after five but within ten years	2,704	2,671	2.48%
	$10,871	$10,728	2.41%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Commercial
Commercial	$56,223	$54,912
Real estate - commercial	136,793	114,712
Other real estate construction loans	30,886	40,186
Noncommercial
Real estate 1-4 family construction	7,857	5,024
Real estate - residential	80,925	78,023
Home equity	51,221	50,506
Consumer loans	11,803	10,774
Other loans	2,278	2,838
	377,986	356,975
Less:
Allowance for loan losses	(2,365)	(2,458)
Deferred loan (fees) costs, net	(248)	(104)

Loans held for investment, net	$375,373	$354,413

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three and nine months ended September 30, 2018 and 2017, respectively:

Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Balance, beginning of period	$1,460	$1,323	$1,401	$1,404
Provision (recovery) charged to operations	(17)	(34)	49	(169)
Charge-offs	(156)	(6)	(187)	(22)
Recoveries	10	18	34	88
Net (charge-offs) / Recoveries	(146)	12	(153)	66
Balance at end of period	$1,297	$1,301	$1,297	$1,301

Non-Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Balance, beginning of period	$1,123	$1,228	$1,057	$1,303
Provision (recovery) charged to operations	(7)	(102)	43	(140)
Charge-offs	(58)	(7)	(115)	(91)
Recoveries	10	28	83	75
Net (charge-offs) / Recoveries	(48)	21	(32)	(16)
Balance at end of period	$1,068	$1,147	$1,068	$1,147

Total	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Balance, beginning of period	$2,583	$2,551	$2,458	$2,707
Provision (recovery) charged to operations	(24)	(136)	92	(309)
Charge-offs	(214)	(13)	(302)	(113)
Recoveries	20	46	117	163
Net (charge-offs) / Recoveries	(194)	33	(185)	50
Balance at end of period	$2,365	$2,448	$2,365	$2,448

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2018 and December 31, 2017:

September 30, 2018
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$40	$1,484	$1,257	$222,418	$1,297	$223,902
Non-Commercial	107	3,311	961	150,525	1,068	153,836

Total	$147	$4,795	$2,218	$372,943	$2,365	$377,738

December 31, 2017
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$22	$1,788	$1,379	$208,022	$1,401	$209,810
Non-Commercial	172	3,781	885	143,280	1,057	147,061

Total	$194	$5,569	$2,264	$351,302	$2,458	$356,871

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class as of September 30, 2018 and December 31, 2017:

September 30, 2018
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$56,223	$56,223	$—
Real estate - commercial	397	380	777	136,016	136,793	—
Other real estate construction	—	48	48	30,838	30,886	—
Real estate 1-4 family construction	—	—	—	7,857	7,857	—
Real estate - residential	699	489	1,188	79,489	80,677	—
Home equity	127	118	245	50,976	51,221	—
Consumer loans	49	—	49	11,754	11,803	—
Other loans	—	—	—	2,278	2,278	—

Total	$1,272	$1,035	$2,307	$375,431	$377,738	$—

December 31, 2017
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$34	$34	$54,878	$54,912	$—
Real estate - commercial	—	377	$377	114,335	114,712	—
Other real estate construction	—	51	$51	40,135	40,186	—
Real estate construction	—	—	—	5,024	5,024	—
Real estate - residential	579	540	1,119	76,800	77,919	—
Home equity	108	23	131	50,375	50,506	—
Consumer loan	83	—	83	10,691	10,774	—
Other loans	—	—	—	2,838	2,838	—

Total	$770	$1,025	$1,795	$355,076	$356,871	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $409,000 in foreclosed residential real estate and $145,000 in residential real estate in the process of foreclosure at September 30, 2018.

The composition of nonaccrual loans by class as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
	(dollars in thousands)

Commercial	$—	$34
Real estate - commercial	380	377
Other real estate construction	48	51
Real estate 1 – 4 family construction	—	—
Real estate – residential	489	540
Home equity	118	23
Consumer loans	—	—
Other loans	—	—
	$1,035	$1,025

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2018 and December 31, 2017:

September 30, 2018
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$54,881	$1,331	$11	$—	$56,223
Real estate - commercial	132,571	2,176	2,046	—	136,793
Other real estate construction	28,433	2,065	388	—	30,886
Real estate 1 - 4 family construction	7,857	—	—	—	7,857
Real estate - residential	73,807	5,946	924	—	80,677
Home equity	50,694	408	119	—	51,221
Consumer loans	11,716	86	1	—	11,803
Other loans	2,278	—	—	—	2,278

Total	$362,237	$12,012	$3,489	$—	$377,738

December 31, 2017
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$53,649	$1,215	$48	$—	$54,912
Real estate - commercial	109,224	3,321	2,167	—	114,712
Other real estate construction	38,082	1,713	391	—	40,186
Real estate 1 - 4 family construction	5,024	—	—	—	5,024
Real estate - residential	69,645	7,119	1,155	—	77,919
Home equity	49,743	740	23	—	50,506
Consumer loans	10,709	64	1	—	10,774
Other loans	2,838	—	—	—	2,838

Total	$338,914	$14,172	$3,785	$—	$356,871

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2018 and December 31, 2017 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2018 and December 31, 2017:

September 30, 2018
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$56,223	$—	$56,223
Real estate - commercial	136,413	380	136,793
Other real estate construction	30,838	48	30,886
Real estate 1 – 4 family construction	7,857	—	7,857
Real estate – residential	80,188	489	80,677
Home equity	51,103	118	51,221
Consumer loans	11,803	—	11,803
Other loans	2,278	—	2,278

Total	$376,703	$1,035	$377,738

December 31, 2017
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$54,878	$34	$54,912
Real estate - commercial	114,335	377	114,712
Other real estate construction	40,135	51	40,186
Real estate 1 – 4 family construction	5,024	—	5,024
Real estate – residential	77,379	540	77,919
Home equity	50,483	23	50,506
Consumer loans	10,774	—	10,774
Other loans	2,838	—	2,838

Total	$355,846	$1,025	$356,871

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2018 and December 31, 2017.

September 30, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$7	$—	$7	$—
Real estate - commercial	1,381	199	1,182	36
Other real estate construction	634	101	48	4
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,148	812	2,336	105
Home equity	130	97	33	1
Consumer loans	33	—	33	1
Other loans	—	—	—	—

Total	$5,333	$1,209	$3,639	$147

December 31, 2017
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$44	$10	$34	$10
Real estate - commercial	1,593	1,305	288	9
Other real estate construction	689	101	50	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,701	1,319	2,382	171
Home equity	35	22	13	1
Consumer loans	45	45	—	—
Other loans	—	—	—	—

Total	$6,107	$2,802	$2,767	$194

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$8	$—	$11	$1
Real estate - commercial	1,455	11	1,661	17
Other real estate construction	97	1	154	1
Real estate 1- 4 family construction	—	—	2	—
Real estate - residential	3,277	27	3,560	39
Home equity	113	2	112	—
Consumer loans	35	1	51	—
Other loans	—	—	—	—

Total	$4,985	$42	$5,551	$58

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$7	$—	$20	$1
Real estate - commercial	1,381	41	1,664	46
Other real estate construction	96	2	223	4
Real estate 1- 4 family construction	—	—	4	—
Real estate - residential	3,148	110	3,777	124
Home equity	130	4	74	1
Consumer loans	33	2	55	3
Other loans	—	—	—	—

Total	$4,795	$159	$5,817	$179

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

At September 30, 2018, the Company had $3.8 million in TDRs outstanding, of which one was on a non-accruing basis.

For the three and nine months ended September 30, 2018 and 2017, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	218	203
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$218	$203

For the three months ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	186	186
Home equity	—	—	—
Consumer loans	1	9	7
Other loans	—	—	—

Total	2	$195	$193

For the nine months ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	6	434	390
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$434	$390

	For the nine months ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$12	$11
Real estate - commercial	1	166	163
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	5	661	630
Home equity	—	—	—
Consumer loans	1	9	7
Other loans	—	—	—

Total	8	$848	$811

During the twelve months ended September 30, 2018, there was one TDR for which there was a payment default. During the twelve months ended September 30, 2017, there were three TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $139,000 in the allowance for loan losses as of September 30, 2018, as a direct result of these TDRs. At September 30, 2017, there was $123,000 in the allowance for loan losses related to TDRs.

The following table presents the successes and failures of the types of loan modifications within the previous twelve months as of September 30, 2018 and 2017:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2018

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	8	742	8	447	—	—	1	156

Total	8	$742	8	$447	—	$—	1	$156

September 30, 2017

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	5	562	8	811	—	—	1	15

Total	5	$562	8	$811	—	$—	1	$15

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

At September 30, 2018, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$114,574
Credit card commitments	10,334
Standby letters of credit	935
Total commitments	$125,843

Additionally, Uwharrie Bank has a five-year operating lease for commercial property. The term expires on September 30, 2021. The annual cost of the lease is $156,000 and includes a 2.625% annual escalator.

In the first quarter of 2018, Uwharrie Bank entered into a second lease for a branch. The lease has a ten-year term expiring in 2028 with two five-year renewal options. The annual cost of the lease is $189,000 and includes a 2.0% annual escalator.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
US Treasury	$4,921	$4,921	$—	$—
U.S. Government agencies	51,162	—	51,162	—
GSE - Mortgage-backed securities and CMO’s	18,207	—	18,207	—
State and political subdivisions	13,175	—	13,175	—
Corporate bonds	5,006	—	5,006	—

Total assets at fair value	$92,471	$4,921	$87,550	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$55,615	$—	$55,615	$—
GSE - Mortgage-backed securities and CMO’s	20,891	—	20,891	—
State and political subdivisions	14,199	—	14,199	—
Corporate bonds	5,038	—	5,038	—

Total assets at fair value	$95,743	$—	$95,743	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,540	$—	$—	$3,540
Other real estate owned	990	—	—	990
Total assets at fair value	$4,530	$—	$—	$4,530

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,624	$—	$—	$2,624
Other real estate owned	1,785	—	—	1,785

Total assets at fair value	$4,409	$—	$—	$4,409
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2018
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2017
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At September 30, 2018, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 11 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2018 and December 31, 2017 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at September 30, 2018 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2018 and December 31, 2017:

September 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$116,726	$116,726	$114,518	$2,208	$—
Securities available for sale	92,471	92,471	4,921	87,550	—
Securities held to maturity	10,871	10,728	—	10,728	—
Loans held for investment, net	377,738	371,808	—	—	371,808
Loans held for sale	1,946	1,946	—	1,946	—
Restricted stock	1,094	1,094	1,094	—	—
Mortgage servicing rights	1,912	3,532	—	3,532	—
Accrued interest receivable	1,681	1,681	—	—	1,681

FINANCIAL LIABILITIES
Deposits	$573,542	$526,741	$—	$526,741	$—
Short-term borrowings	1,305	1,305	—	1,305	—
Long-term borrowings	9,934	9,944	—	—	9,944
Accrued interest payable	12	12	—	—	12

December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$70,403	$70,379	$67,913	$2,466	$—
Securities available for sale	95,743	95,743	—	95,743	—
Securities held to maturity	11,458	11,461	—	11,461	—
Loans held for investment, net	356,871	359,325	—	—	359,325
Loans held for sale	4,414	4,414	—	4,414	—
Restricted stock	1,067	1,067	1,067	—	—
Mortgage servicing rights	2,125	3,310	—	3,310
Accrued interest receivable	1,709	1,709	—	—	1,709

FINANCIAL LIABILITIES
Deposits	512,628	481,300	—	481,300	—
Short-term borrowings	1,752	1,752	—	1,752	—
Long-term borrowings	9,534	9,658	—	—	9,658
Accrued interest payable	148	148	—	—	148

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

At September 30, 2018, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the bank is expected to receive. This amount is deemed immaterial by management. See Note 9.

Note 12 – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases, Topic 842 (“ASU 2016-02”)”. This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the new standard, which we will adopt during the first quarter of 2019. We currently have two properties that we operate under a lease, both of which will be recorded on the Consolidated Balance Sheet upon adoption.

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

Reclassification

Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications do not have a material impact on net income or shareholders’ equity. Please refer to the disclosure in Note 1 on page 8 for further specific reclassification information.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017.

During the nine months ended September 30, 2018, the Company’s total assets increased $61.0 million or 10.6%, from $576.4 million to $637.4 million.

Cash and cash equivalents increased $46.3 million during the nine months ended September 30, 2018. The increase is directly related to the increase in both noninterest-bearing and interest-bearing customer deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $3.9 million to $103.3 million for the nine-month period ended September 30, 2018 due to contractual principal pay downs. At September 30, 2018, the Company had net unrealized losses on securities available for sale of $3.0 million.

Loans held for investment increased $21.0 million to $375.4 million for the nine-month period ended September 30, 2018, or 7.9% annualized growth. The Company experienced the majority of growth in the commercial real estate loan segment, which grew $22.1 million, or 19.3%, during the nine-month period ended September 30, 2018. The largest decline was in the other real estate construction segment of $9.3 million or 23.1%. The majority of the decrease in this segment was due to completed construction on commercial real estate, which attributed to the growth in the commercial real estate segment. Loans held for sale decreased 55.9%, or $2.5 million, which is normal fluctuation as loans are originated and sold throughout the year. The allowance for loan losses was $2.4 million at September 30, 2018, which represented 0.63% of the total loan portfolio compared to $2.5 million or 0.69% at December 31, 2017.

Other changes in our consolidated assets are primarily related to other real estate owned and other assets. Other real estate owned decreased $1.3 million. During the nine months ended September 30, 2018, the Company sold nine pieces of property totaling $1.5 million, which generated a loss of $35,000. Two new properties moved into other real estate owned totaling $160,000. Other assets increased $1.2 million due to the annual funding of executive supplemental employee retirement accounts and deferred tax adjustments on the unrealized loss of securities available for sale.

Customer deposits, our primary funding source, experienced a $60.9 million increase during the nine-month period ended September 30, 2018, increasing from $512.6 million to $573.5 million or 15.8% annualized growth. Demand noninterest-bearing checking increased $23.4 million, interest checking and money market accounts increased $32.8 million, and savings deposits increased $11.1 million. These increases were offset by declines in time deposits of $6.4 million.

Total short-term borrowings decreased $447,000 for the period due to normal fluctuations, while long-term debt increased $400,000. Occasionally, due to timing and expenses, the Company leverages available debt for operations.

Other liabilities increased from $7.8 million at December 31, 2017 to $8.9 million at September 30, 2018, an increase of $1.1 million primarily related to an increase in the annual funding of executive supplemental employee retirement accounts.

At September 30, 2018, total shareholders’ equity was $43.7 million, a decrease of $831,000 from December 31, 2017. Net income for the nine-month period was $1.3 million. Unrealized losses on investment securities, net of tax, decreased by $1.2 million. The Company repurchased 106,627 shares of common stock for a total value of $592,000, though we issued 13,378 shares for a value of $65,000 upon the exercising of the final remaining outstanding stock options. The Company paid $428,000 in dividends attributed to noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $643,000 for the three months ended September 30, 2018, as compared to $588,000 for the three months ended September 30, 2017, an increase of $55,000. Net income available to common shareholders was $499,000 or

$0.07 per common share at September 30, 2018, compared to $440,000 or $0.06 per common share at September 30, 2017. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended September 30, 2018 was $5.1 million compared to $4.6 million for the three months ended September 30, 2017, an increase of $503,000. During the third quarter of 2018, the average yield on our interest–earning assets increased 0.16% to 3.88%, which was offset by the increase in the average rate we paid for our interest-bearing liabilities, which increased 0.15% to 0.47%. The aforementioned changes resulted in a higher interest rate spread of 3.41% as of September 30, 2018 compared to 3.40% as of September 30, 2017. Our net interest margin was 3.53% and 3.47% for the comparable periods in 2018 and 2017, respectively.

The following table presents average balance sheets and a net interest income analysis for the three months ended September 30, 2018 and 2017:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2018	2017	2018	2017	2018	2017
Interest-earning assets:
Taxable securities	$84,553	$95,670	$325	$386	1.52%	1.60%
Nontaxable securities (1)	17,490	16,260	110	109	3.15%	4.29%
Short-term investments	104,091	76,098	539	258	2.05%	1.35%
Taxable loans	366,985	342,246	4,619	4,146	4.99%	4.81%
Non-taxable loans (1)	9,777	10,800	61	68	3.13%	4.01%
Total interest-earning assets	582,896	541,074	5,654	4,967	3.88%	3.72%

Interest-bearing liabilities:
Interest-bearing deposits	428,166	399,205	372	192	0.34%	0.19%
Short-term borrowed funds	1,459	1,556	5	1	136.00%	0.25%
Long-term debt	9,551	9,534	138	138	5.73%	5.74%
Total interest-bearing liabilities	439,176	410,295	515	331	0.47%	0.32%

Net interest spread	$143,720	$130,779	$5,139	$4,636	3.41%	3.40%

Net interest margin (1) (% of earning assets)					3.53%	3.47%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.

Provision and Allowance for Loan Losses

The recovery for loan losses was $24,000 for the three months ending September 30, 2018 compared to a recovery of $136,000 for the same period in 2017. There were net loan charge offs of $194,000 for the three months ended September 30, 2018, as compared with net loan recoveries of $33,000 during the same period of 2017. Aiding in the reduction of the allowance for loan loss was the continued improvement in the payment history and credit score reporting of our customers. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased $68,000 for the three-month period ending September 30, 2018 as compared to the same period in 2017. The primary factor contributing to the overall decrease was a decrease in income from supplemental employee retirement plans of $99,000, which is reported in other income, and a decrease in income from mortgage sales of $60,000 as margins compress due to the Federal Reserve Bank’s anticipated benchmark interest rate increase and competition.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. Beginning in 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” interchange and card transaction fees are reported net of related network costs. Previously, such network costs were reported as a component of other non-interest expense. Interchange and card transaction fees for the three months ended September 30, 2018 and 2017 reported on a net basis totaled $190,000 and $149,000, respectively. A comparison of gross interchange and card transaction fees and interchange and card transaction fees net of associated network costs for the reported periods is presented in the table below:

	Three Months Ended September 30,
	2018	2017
	(in thousands)

Income from debit card transactions	$349	$305
Income from credit card transactions	88	76
Gross interchange and transaction fee income	437	381
Network costs - debit card	149	147
Network costs - credit card	98	85
Total	$190	$149

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2018 was $6.4 million compared to $6.0 million for the same period of 2017. Salaries and employee benefits, the largest component of noninterest expense, increased $427,000 for the quarter ending September 30, 2018 compared to the same period in 2017. The majority of this increase is attributable to the increase in personnel associated with staffing the Company’s new Charlotte, NC branch, which opened in first quarter 2018, as well as increased personnel in other fee income producing business lines (e.g., SBA lending and Mortgage). Net occupancy expense increased $120,000 from $327,000 at September 30, 2017 to $447,000 at September 30, 2018. The increase is attributed to increased rent associated with the new branch location. In addition, professional fees and services has increased $57,000 from September 30, 2017 to September 30, 2018 due to consulting, training, and travel associated with the core conversion. Data processing expense decreased $223,000 in comparative quarters ended September 30, 2018 and September 30, 2017 due to a one-time de-conversion expense recognized in the third quarter of 2017. The de-conversion expense reflects the expense paid to the core system provider (at that time) to provide system reports and integration to move the Bank’s data from their platform to the new core system provider’s platform.

The table below reflects the composition of other noninterest expense.

	Three Months Ended September 30,
	2018	2017
	(dollars in thousands)
Postage	$61	$45
Telephone and data lines	46	43
Loan costs	103	83
Shareholder relations expense	40	48
Dues and subscriptions	62	56
Other	191	229
Total	$503	$504

Income Tax Expense

The Company had income tax expense of $112,000 for the three months ended September 30, 2018 at an effective tax rate of 14.83% compared to income tax expense of $259,000 with an effective tax rate of 30.58% in the comparable 2017 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2018, the effective tax rate decreased significantly due to the enactment of the Tax Cuts and Jobs Act of 2017, which lowered the overall federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.3 million for the nine months ended September 30, 2018, as compared to $1.8 million for the nine months ended September 30, 2017, a decrease of $493,000. Net income available to common shareholders was $916,000 or $0.13 per common share at September 30, 2018, compared to $1.4 million or $0.20 per common share at September 30, 2017. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest. The decrease in net income was primarily attributable to start-up costs associated with our new branch, which opened in the first quarter of 2018, and our new government lending team, which focuses on origination and sales of government guaranteed business loans.

Net Interest Income

Net interest income for the nine months ended September 30, 2018 was $14.7 million compared to $13.4 million for the nine months ended September 30, 2017, an increase of $1.3 million. During the first nine months of 2018, the average yield on our interest–earning assets increased 0.12% to 3.85%, which was offset by an increase in the average rate we paid for our interest-bearing liabilities, which increased 0.08% to 0.40%. The aforementioned changes resulted in a higher interest rate spread of 3.45% as of September 30, 2018 compared to 3.42% as of September 30, 2017. Our net interest margin was 3.55% and 3.49% for the comparable periods in 2018 and 2017, respectively.

The following table presents average balance sheets and a net interest income analysis for the nine months ended September 30, 2018 and 2017:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2018	2017	2018	2017	2018	2017
Interest-earning assets:
Taxable securities	$85,803	$97,694	$1,096	$1,185	1.71%	1.62%
Nontaxable securities (1)	17,647	16,936	334	326	3.20%	4.15%
Short-term investments	86,837	62,181	1,181	520	1.82%	1.12%
Taxable loans	360,207	338,794	13,211	12,135	4.90%	4.79%
Non-taxable loans (1)	10,401	10,657	194	201	3.16%	4.06%
Total interest-earning assets	560,895	526,262	16,016	14,367	3.85%	3.73%

Interest-bearing liabilities:
Interest-bearing deposits	411,716	388,948	858	521	0.28%	0.18%
Short-term borrowed funds	1,765	2,267	12	14	0.91%	0.83%
Long-term debt	9,535	9,534	411	410	5.76%	5.75%
Total interest bearing liabilities	423,016	400,749	1,281	945	0.40%	0.32%

Net interest spread	$137,879	$125,513	$14,735	$13,422	3.45%	3.42%

Net interest margin (1) (% of earning assets)					3.55%	3.49%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate in 2018 and a 34% tax rate in 2017.

Provision and Allowance for Loan Losses

The provision for loan losses was $92,000 for the nine months ending September 30, 2018 compared to a recovery of $309,000 for the same period in 2017. There were net loan charge-offs of $185,000 for the nine months ended September 30, 2018, as compared with net loan recoveries of $50,000 during the same period of 2017. Refer to the Asset Quality discussion on page 32 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Fee income revenue sources may be volatile and have fluctuations, but are important to the Company’s overall strategic goals. Total noninterest income decreased $404,000 for the nine-month period ending September 30, 2018 as compared to the same period in 2017. The primary factor contributing to the overall decrease versus the comparable period was a decrease in revenue from mortgage loan sales of $278,000. Rising interest rates, as well as a shortage in the housing supply, has reduced the number of applications for new home purchases.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point of sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. Beginning in 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” interchange and card transaction fees are reported net of related network costs. Previously, such network costs were reported as a component of other non-interest expense. Interchange and card transaction fees for the nine months ended September 30, 2018 and 2017 reported on a net basis totaled $476,000 and $486,000, respectively. A comparison of gross interchange and card transaction fees and interchange and card transaction fees net of associated network costs for the reported periods is presented in the table below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)

Income from debit card transactions	$996	$936
Income from credit card transactions	245	229
Gross interchange and transaction fee income	1,241	1,165
Network costs - debit card	481	455
Network costs - credit card	284	224
Total	$476	$486

Noninterest Expense

Noninterest expense for the nine months ending September 30, 2018 was $19.1 million compared to $17.5 million for the same period of 2017. Salaries and employee benefits, the largest component of noninterest expense, increased $1.2 million for the period ending September 30, 2018. The majority of this increase is attributable to the increase in personnel associated with staffing the Company’s new Charlotte, NC branch, which opened in first quarter 2018, as well as increased personnel in other fee income producing business lines (e.g., SBA lending and Mortgage). Net occupancy expense increased $269,000 from $938,000 at September 30, 2017 to $1.2 million at September 30, 2018. The increase is attributed to increased rent associated with the new branch location. Professional fees expense increased $172,000 year-over-year for the year-to-date period of 2018 due to consulting, travel, and training associated with the core conversion project, which was completed in August of 2018.

These increases have been offset by decline in foreclosed real estate expenses. Foreclosed real estate expenses have declined from $312,000 at September 30, 2017 to $85,000 at September 30, 2018. As the Company’s other real estate holdings decline, the expenses associated with holding the property also declines. The table below reflects the composition of other noninterest expense.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)

Postage	$165	$142
Telephone and data lines	136	124
Loan costs	282	256
Shareholder relations expense	113	110
Dues and subscriptions	196	163
Other	818	848
Total	$1,710	$1,643

Income Tax Expense

The Company had income tax expense of $248,000 for the nine months ended September 30, 2018 at an effective tax rate of 15.58% compared to income tax expense of $829,000 with an effective tax rate of 31.10% in the comparable 2017 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-

free municipal loans and income earned on bank owned life insurance. In 2018, the effective tax rate decreased significantly due to the enactment of the Tax Cuts and Jobs Act of 2017, which lowered the overall federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

At September 30, 2018, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $4.8 million compared to $5.6 million at December 31, 2017, a net decrease of $773,000. Total nonaccrual loans, which are a component of impaired loans, increased from $1.03 million at December 31, 2017 to $1.04 million at September 30, 2018. During the first nine months of 2018, seven additional loans of $425,000 were added to impaired loans. The increase was offset by pay-off of seven impaired relationships totaling $644,000, foreclosure of two loans totaling $160,000, charge-off of one loan totaling $157,000, as well as net pay downs of $264,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased 0.06% from 0.69% at December 31, 2017 to 0.63% at September 30, 2018. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.64% at December 31, 2017 and 0.59% at September 30, 2018. The decrease is attributable to a larger pool of non-impaired loans as gross loans continue to grow on the balance sheet from new originations. Additionally, the Company’s customers’ credit scores and payment history reporting continue to improve, lowering the probabilities of default. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 3.49% to 3.13% for the same periods due to an increase of individually evaluated loans that are sufficiently collateralized with expected returns of principal cash flow as contracted; therefore, requiring no additional allowance. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and volatility. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve determined by management for qualitative factors based on economic conditions and portfolio concentrations, form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data acquired from a third-party vendor representing a one-year loss horizon for each obligor. The Company updates the data inputs into the model; specifically, the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The probability of default associated with each credit score is a major driver in the allowance for loan losses. Additionally, the Company updates the customer associated credit scores, which is one of the components used within the allowance model, semi-annually during the first and third quarters.

The ratio of nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.29% at December 31, 2017, to 0.27% at September 30, 2018.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $910,000 during 2018. The Company sold nine pieces of foreclosed property totaling $1.4 million realizing a loss of $35,000. The Company had no write-downs for the period ending September 30, 2018. There were two loans foreclosed on during 2018 totaling $160,000.

Troubled debt restructured loans at September 30, 2018 totaled $3.8 million compared to $4.6 million at December 31, 2017 and are included in impaired loans. At September 30, 2018, there was one troubled debt restructured loan in nonaccrual status.

The following table shows the comparison of nonperforming assets at September 30, 2018 to December 31, 2017:

Nonperforming Assets

(dollars in thousands)

	September 30, 2018	December 31, 2017
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,035	1,025
Other real estate owned	1,086	2,349
Total nonperforming assets	$2,121	$3,374

Allowance for loans losses	$2,365	$2,458
Nonperforming loans to total loans	0.27%	0.29%
Allowance for loan losses to total loans	0.63%	0.69%
Nonperforming assets to total assets	0.33%	0.59%
Allowance for loan losses to nonperforming loans	228.50%	239.80%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source for funding loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks totaling $28 million at September 30, 2018, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $23.2 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $28.7 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources totaled $9.9 million at September 30, 2018, compared to $9.5 million at December 31, 2017.

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

The phase-in period for the final rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2018, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital guidelines.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the bank and will pay dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2018, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2018 and have no current plans to do so.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a -15(f) and 15d - 15(f) of the Exchange Act) during the third quarter of 2018. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2018.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2018 Through July 31, 2018	—	$—	—	$—
August 1, 2018 Through August 31, 2018	—	$—	—	$—
September 1, 2018 Through September 30, 2018	81,145	$5.54	—	$—
Total	81,145	$5.54	—	$—

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 6, 2018	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 6, 2018	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer