Form 10-K
period 2018-12-31
UWHARRIE CAPITAL CORP
filed 2019-03-06
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $41,146,666.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,126,541 shares of common stock outstanding as of March 4, 2019.

Documents Incorporated by Reference.

Portions of the Registrant’s 2018 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2018 and (ii) the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission via EDGAR, are incorporated by reference into Parts II and III of this report.

PART I

Item 1.	Business

Uwharrie Capital Corp (the “Company”) is a North Carolina business corporation and registered bank holding company. The Company was incorporated on February 24, 1993 to become the bank holding company for Uwharrie Bank (the “Bank”), a North Carolina commercial bank, originally chartered on September 28, 1983 as Bank of Stanly, and its three wholly-owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc., a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Uwharrie Investment Advisors, Inc., formerly known as Strategic Investment Advisors, Inc., formed in 1999 and Uwharrie Mortgage, Inc. formed in 2004.

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

The Company and its subsidiaries conduct their operations in Stanly County, Anson County, Cabarrus County and Mecklenburg County, North Carolina. The Company is community-oriented, emphasizing the well-being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today’s quickly changing financial services industry. Beginning with its inception in1993, the Company implemented its current strategy to remain a strong, independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company’s technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the cost of delivering competitive services.

At December 31, 2018, the Company and related subsidiaries had 175 full-time and 14 part-time employees.

Business of the Bank

The Bank is a North Carolina chartered commercial bank, which was incorporated in 1983 and which commenced banking operations as Bank of Stanly on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates nine other banking offices and two loan production offices in Stanly County, Cabarrus County, Anson County and Mecklenburg County, North Carolina. The Bank is the only commercial bank headquartered in Stanly County.

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also offers Internet Banking, eBanking, mobile banking, 24-Hour Telephone Banking, and issues Visa ® Check Cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at the Bank’s ten branches and at most automated teller machines of other banks linked to the STAR ® or CIRRUS ® networks. The Bank offers credit cards under license from MasterCard ®. The Bank does not presently provide the services of a trust department.

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

Among commercial banks, the Bank competes in its market areas with some of the largest banking organizations operating in the state, several of which have hundreds of branches in North Carolina and billions of dollars in assets. Consequently, some competitors have substantially higher lending limits due to their greater total capitalization, and may perform functions for their customers that the Company currently does not offer. The Company could encounter increased competition in the future, from existing or new competitors, that may limit its ability to maintain or increase its market share or otherwise materially and adversely affect its business, results of operations and financial condition.

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

Impact of Technological Advances; Upgrade to Company’s Infrastructure

The banking industry is undergoing, and management believes it will continue to undergo, technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as enhance efficiencies in the Company’s operations. Management believes that keeping pace with technological advances is critical for the Company in light of its strategy to continue its sustained pace of growth. As a result, the Company intends to continue to upgrade its internal systems, both through the efficient use of technology and by strengthening its policies and procedures. The Company also currently anticipates that it will evaluate opportunities to expand its array of technology-based products to its customers from time to time in the future.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act; or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Under Federal Reserve policy and as has been codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.

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

State Law

The Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of North Carolina state-chartered banks, capital requirements for banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

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

The primary state banking laws to which the Bank is subject are set forth in Chapters 53C and 53 of the North Carolina General Statutes.  Certain provisions of the North Carolina Business Corporation Act are also applicable to the Bank, as a North Carolina banking corporation.

Payment of Dividends and Other Restrictions

The Company is a legal entity separate and distinct from the bank it owns. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for the Company is dividends from the Bank. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include Uwharrie Capital Corp and the Bank, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

Capital Adequacy

The Bank must comply with the Federal Reserve’s established capital adequacy standards. The Federal Reserve has promulgated two basic measures of capital adequacy: a risk-based measure and a leverage measure. Banks and bank holding companies must satisfy all applicable capital standards to be considered in compliance. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from the Federal Reserve’s risk-based capital and leverage rules.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.

At December 31, 2018 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.81% and 13.24%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2018 was 7.40%, compared to 7.85% at December 31, 2017. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be:

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2018, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The FDIC adopted a substantially similar interim final rule on July 9, 2013. The capital rule implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. This rule began to apply to us and the Bank effective January 1, 2015.

The major provisions of the rule applicable to us are:

•

The rule implemented higher minimum capital requirements, including a new common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.

•

The rule implemented changes to the definition of capital, including stricter eligibility criteria for regulatory capital instruments that disallows the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward (subject to certain exceptions), and new constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions.

•

Under the rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The minimum capital requirements plus the capital conservation buffer exceed the PCA well-capitalized thresholds.

•

The rule also increased the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and made selected other changes in risk weights and credit conversion factors.

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

Community Bank Leverage Ratio.  As discussed below, in May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) became law, which directs the federal banking agencies (which includes the FDIC, Federal Reserve Board, and Office of the Comptroller of the Currency, or OCC) to develop a community bank leverage ratio (“CBLR”) of not less than 8 percent and not more than 10 percent for qualifying community banking organizations.  EGRRCPA defines a qualifying community banking organization as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, which would include the Company and its banking subsidiary. A qualifying community banking organization that exceeds the CBLR level established by the agencies is considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the agencies’ capital rule; (ii) the capital ratio requirements in order to be considered well capitalized under the agencies’ PCA framework (in the case of insured depository institutions); and (iii) any other applicable capital or leverage requirements. Section 201 of EGRRCPA defines the CBLR as the ratio of a banking organization’s CBLR tangible equity to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filing.

In November 2018, the agencies issued a notice of proposed rulemaking that would establish the CBLR at 9 percent.  Under the proposal, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent.  A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. A bank would also be considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a CBLR greater than 9 percent.  The Company will continue to evaluate the CBLR capital framework as the proposed rule makes its way through the agency rulemaking process.

Acquisitions

The Company must comply with numerous laws related to any potential acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The acquisition of non-banking companies is also regulated by the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. Additionally, since passage of the Dodd-Frank Act, banks are permitted to open a de novo branch in any state if that state would permit a bank organized in that state to open a branch.

FDIC Insurance Assessments

Assessments are paid by each Deposit Insurance Fund (DIF) member institution. The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s  supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Bank’s insurance assessments during 2018 and 2017 were $234,000 and $229,000, respectively.

The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. In 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revised the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

The FDIC has authority to increase deposit insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company and the Bank.  Management cannot predict what insurance assessment rates will be in the future.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2018 was 3.5 basis points per $100 of assessable deposits throughout the year. These assessments will continue until the debt matures in March of 2019.

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

Additional Legislative and Regulatory Matters

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) required each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also required the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act encouraged cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) mandated for public companies, such as Uwharrie Capital Corp, a variety of reforms intended to address corporate and accounting fraud and provided for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. Sarbanes-Oxley imposed higher standards for auditor independence and restricted the provision of consulting services by auditing firms to companies they audit and required that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $585,000 at December 31, 2018. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

Commercial Real Estate Concentrations

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate loans. The federal banking regulators have issued guidance to remind financial institutions of the risk posed by commercial real estate, or CRE, lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or
•	total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more.

As of December 31, 2018, our C&D concentration as a percentage of risk-based capital totaled 67.4% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 186.7%.

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

2017 Executive Order. On February 3, 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017, October 26, 2017, and July 31, 2018, respectively, the U.S. Department of the Treasury issued four separate reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets, the U.S. asset management and insurance industries, and nonbank financial institutions. The extent to which this executive order may ultimately result in changes to financial services laws, regulations, and policies applicable to us is not currently known.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Company.  EGRRCPA’s highlights include, among other things: (i) exempts banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission.  Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective on August 30, 2018, to increase the asset threshold to $3 billion for qualifying for such policy statement.

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

The Bank’s Main Office is located at 167 North Second Street, Albemarle, North Carolina. A portion of the Main Office facility leased since it opened in 1984 was purchased in 2009. Its administrative and executive offices occupy an adjoining building, purchased in 1991. The Bank owns a commercial building which houses some of its operations offices and parking lot adjacent to its Main Office. The Bank also acquired a commercial building in downtown Albemarle in December 2001 that is held for future expansion. The Bank acquired a lot in Montgomery County in 2003 that is held as a potential ATM site. During 2009 the Bank acquired property in downtown Albemarle for future expansion.

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

In Cabarrus County, the Bank owns full service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 South Main Street, Mt. Pleasant, North Carolina and also owns property adjacent to the Mt. Pleasant banking office located at 1480 South Main Street. The Bank owns an office at 700 North Church Street in Concord, North Carolina where it previously provided banking services, which currently serves as a loan production office.

In Anson County, the Bank owns its banking facility located at 211 South Greene Street, Wadesboro, North Carolina and also owns an ATM site at 426 East Caswell Street, Wadesboro, North Carolina. The Bank purchased a lot in Anson County 2006 for a future branch location.

In Mecklenburg County, the Bank leases its loan production office located at 141 Providence Road, Charlotte, North Carolina and leases its banking facility located at 5231 Piper Station Drive, Suite 100, Charlotte, NC 28277.

The Bank leases an additional loan production office in Rock Hill, South Carolina located at 2460 India Hook Road, Suite 201-H and a wealth advisory office in Asheboro, North Carolina located at 220 Sunset Avenue.

All of the Bank’s existing offices are fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Bank’s loan production offices, the Main Office in Albemarle, and the banking facility in Charlotte, which do not have drive-up facilities.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2018 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

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

Holders

On February 25, 2019, there were approximately 2,681 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2018 or 2017.  The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2018.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2018 Through October 31, 2018	—	$—	—	$—
November 1, 2018 Through November 30, 2018	7,800	$5.10	—	$—
December 1, 2018 Through December 31, 2018	24,202	$4.79	—	$—
Total	32,002	$4.86	—	$—

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

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2018.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief

Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO Internal Control Integrated Framework 2013, the Company believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2018. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct Ethics is available on the Company’s website at https://www.uwharrie.com/about/investor.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	—

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2018, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description

3(a)	Registrant’s Articles of Incorporation (1)

3(b)	Registrant’s By-laws (1)

3(c)	Articles of Amendment effective November 1, 1999 (1)

3(d)	Articles of Amendment effective May 31, 2000 (1)

3(e)	Articles of Amendment effective December 19, 2008 (2)

4(a)	Form of common stock certificate (1)

4(b)	Form of certificate for the Series A Preferred stock (2)

4(c)	Form of certificate for the Series B Preferred stock (2)

4(d)	Form of Security Holders Agreement (3)

10(a)	2006 Incentive Stock Option Plan, a compensatory plan (4)

10(b)	2006 Employee Stock Purchase Plan, a compensatory plan (4)

10(c)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Roger L. Dick, a compensatory plan (5)

10(d)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Brendan P. Duffey, a compensatory plan (5)

10(e)	Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and R. David Beaver, III, a compensatory plan (1)

10(f)	Change of Control Severance Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III, a compensatory plan (6)

10(g)	2015 Stock Grant Plan (7)

13	2018 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, in XBRL (eXtensible Business Reporting Language) (filed herewith)

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K dated December 31, 2016.

(2)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2008.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 31, 2008.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 30, 2015.
(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 dated October 27, 2015.

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

/s/ Roger L. Dick	March 6, 2019
Roger L. Dick, Chief Executive Officer

/s/ R. David Beaver, III	March 6, 2019
R. David Beaver, III, Principal Financial Officer and Principal Accounting Officer

/s/ Dean M. Bowers	March 6, 2019
Dean M. Bowers, Director

/s/ Joe S. Brooks	March 6, 2019
Joe S. Brooks, Director

/s/ James O. Campbell	March 6, 2019
James O. Campbell, Director

/s/ Raymond R. Cranford, Jr.	March 6, 2019
Raymond R. Cranford, Jr., Director

/s/ Tara G. Eudy	March 6, 2019
Tara G. Eudy, Director

/s/ Allen K. Furr	March 6, 2019
Allen K. Furr, Director

/s/ Thomas M. Hearne, Jr.	March 6, 2019
Thomas M. Hearne, Jr., Director

/s/ Harvey H. Leavitt, III	March 6, 2019
Harvey H. Leavitt, III, Director

/s/ Samuel M. Leder	March 6, 2019
Samuel M. Leder, Director

/s/ W. Chester Lowder	March 6, 2019
W. Chester Lowder, Director

/s/ Wesley A. Morgan	March 6, 2019
Wesley A. Morgan, Director

/s/ Cynthia L. Mynatt	March 6, 2019
Cynthia L. Mynatt, Director

/s/ James E. Nance	March 6, 2019
James E. Nance, Director

/s/ Frank A. Rankin, III	March 6, 2019
Frank A. Rankin, III, Director

/s/ Randy T. Russell	March 6, 2019
Randy T. Russell, Director

/s/ S. Todd Swaringen	March 6, 2019
S. Todd Swaringen, Director