Form 10-Q
period 2019-03-31
UWHARRIE CAPITAL CORP
filed 2019-05-07
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,097,227 shares of common stock outstanding as of April 26, 2019.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	March 31, 2019 (Unaudited)	December 31, 2018*
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,518	$4,473
Interest-earning deposits with banks	134,878	113,461
Securities available for sale, at fair value	90,737	91,299
Securities held to maturity, at amortized cost (fair value $10,677 and $10,750, respectively)	10,673	10,837
Loans held for sale	3,567	4,800
Loans:
Loans held for investment	367,962	369,970
Less allowance for loan losses	(2,233)	(2,374)
Net loans held for investment	365,729	367,596
Premises and equipment, net	16,467	14,800
Interest receivable	1,649	1,763
Restricted stock	1,144	1,094
Bank owned life insurance	8,699	8,671
Other real estate owned	781	1,047
Prepaid assets	980	558
Other assets	11,159	11,905
Total assets	$654,981	$632,304

LIABILITIES
Deposits:
Demand noninterest-bearing	$145,279	$129,714
Interest checking and money market accounts	277,609	324,391
Savings deposits	57,568	54,784
Time deposits, $250,000 and over	53,200	7,920
Other time deposits	52,856	50,092
Total deposits	586,512	566,901
Short-term borrowed funds	1,403	1,190
Long-term debt	9,974	9,974
Interest payable	41	16
Other liabilities	10,738	9,048
Total liabilities	608,668	587,129

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,097,227 and 7,126,541	8,871	8,908
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,776	12,885
Undivided profits	14,971	14,421
Accumulated other comprehensive loss	(960)	(1,694)
Total Uwharrie Capital shareholders’ equity	35,658	34,520
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	46,313	45,175
Total liabilities and shareholders’ equity	$654,981	$632,304

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,667	$4,256
Investment securities
US Treasury	33	—
US Government agencies and corporations	348	387
State and political subdivisions non-taxable	106	113
State and political subdivisions taxable	9	11
Interest-earning deposits with banks and federal funds sold	793	277
Total interest income	5,956	5,044

Interest Expense
Interest checking and money market accounts	425	144
Savings deposits	27	12
Time deposits, $250,000 and over	65	16
Other time deposits	80	45
Short-term borrowed funds	6	3
Long-term debt	141	135
Total interest expense	744	355
Net interest income	5,212	4,689
Provision for (recovery of) loan losses	(113)	78
Net interest income after provision (recovery of) for loan losses	5,325	4,611

Noninterest Income
Service charges on deposit accounts	327	283
Interchange and card transaction fees, net	194	142
Other service fees and commissions	756	638
Income from mortgage loan sales	492	662
Other income (loss)	(21)	169
Total noninterest income	1,748	1,894

Noninterest Expense
Salaries and employee benefits	4,133	3,946
Net occupancy expense	405	364
Equipment expense	176	170
Data processing costs	222	250
Office supplies and printing	27	36
Foreclosed real estate expense	56	39
Professional fees and services	153	248
Marketing and donations	204	211
Electronic banking expense	99	101
Software amortization and maintenance	219	213
FDIC insurance	80	66
Other noninterest expense	426	569
Total noninterest expense	6,200	6,213
Income before income taxes	873	292
Income taxes	183	58
Net income	$690	$234

Consolidated net income	$690	$234
Less: net income attributable to noncontrolling interest	(140)	(143)
Net income attributable to Uwharrie Capital Corp and common shareholders	550	91
Net income per common share
Basic	$0.08	$0.01
Diluted	$0.08	$0.01
Weighted average shares outstanding
Basic	7,125,564	7,254,594
Diluted	7,125,564	7,254,594

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Net Income	$690	$234

Unrealized gain (loss) on available for sale securities	953	(1,099)
Related tax effect	(219)	250

Total other comprehensive income (loss)	734	(849)

Comprehensive income (loss)	1,424	(615)

Less: Comprehensive income attributable to noncontrolling interest	(140)	(143)

Comprehensive income (loss) attributable to Uwharrie Capital	$1,284	$(758)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2017	7,112,853	$8,891	$12,824	$13,282	$(1,107)	$10,650	$44,540
Net Income	—	—	—	91	—	143	234
Repurchase of common stock	(18,711)	(23)	(80)	—	—	—	(103)
Stock options exercised	13,378	16	49	—	—	—	65
Other comprehensive (loss)	—	—	—	—	(849)	—	(849)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2018	7,107,520	$8,884	$12,793	$13,373	$(1,956)	$10,653	$43,747

Balance, December 31, 2018	7,126,541	$8,908	$12,885	$14,421	$(1,694)	$10,655	$45,175
Net Income	—	—	—	550	—	140	690
Repurchase of common stock	(29,314)	(37)	(109)	—	—	—	(146)
Other comprehensive income	—	—	—	—	734	—	734
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2019	7,097,227	$8,871	$12,776	$14,971	$(960)	$10,655	$46,313

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Cash flows from operating activities
Net income	$690	$234
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation and amortization	271	240
Provision for (recovery of) loan losses	(113)	78
Loss on sale of OREO	37	9
Net amortization of premium on investment securities AFS	162	170
Net amortization of premium on investment securities HTM	36	40
Net amortization of mortgage servicing rights	172	167
Originations and purchases of mortgage loans for sale	(19,115)	(18,608)
Proceeds from sales of mortgage loans for sale	20,180	20,706
Accrued interest receivable	114	4
Prepaid Assets	(422)	(447)
Cash surrender value of life insurance	(28)	(38)
Miscellaneous other assets	523	(158)
Accrued interest payable	25	(1)
Miscellaneous other liabilities	1,690	619
Net cash provided by operating activities	4,222	3,015

Cash flows from investing activities
Proceeds from maturities, calls & paydowns of investment securities held to maturity	128	265
Proceeds from maturities, calls & paydowns of investment securities available for sale	1,353	1,560
Net change in restricted stock	(50)	(27)
Net decrease (increase) in loans	1,980	(8,272)
Purchase of premises and equipment	(1,938)	(446)
Proceeds from sale of OREO	229	607
Net cash provided (used) by investing activities	1,702	(6,313)

Cash flows from financing activities
Net increase in deposit accounts	19,611	25,278
Net increase in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	213	527
Common stock repurchased	(146)	(103)
Exercise of stock options	—	65
Dividends paid on preferred stock	(140)	(143)
Net cash provided by financing activities	19,538	25,624
Increase in cash and cash equivalents	25,462	22,326
Cash and cash equivalents, beginning of period	117,934	70,403
Cash and cash equivalents, end of period	$143,396	$92,729

Supplemental Disclosures of Cash Flow Information
Interest paid	$719	$296
Income taxes paid	—	—
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$(734)	$849
Loans transferred to foreclosed real estate	—	—
Mortgage servicing rights capitalized	83	74

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2018 Annual Report on Form 10-K. This Quarterly Report should be read in conjunction with such Annual Report.

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

Accounting Standards Update (“ASU”) 2016-02 Leases, Topic 842 was adopted January 1, 2019 and comparative periods have not been re-stated. This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance.

Uwharrie Capital Corp currently has two properties that are considered in-scope for application of ASU 2016-02. The Company recognized a $1.9 million operating lease right-of-use asset (“ROU”), which is included in premises and equipment on the balance sheet, and a corresponding $1.9 million operating lease liability, recorded in other liabilities on the balance sheet. See Note 9 – Leases for additional information.

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

The following table presents the changes in accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

	Unrealized holding gains on available-for-sale securities (net)
	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)

Beginning Balance	$(1,694)	$(1,107)

Other Comprehensive income (loss) before reclassifications, net of $219,000 and ($250,000) tax effect, respectively	734	(849)

Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income (loss)	734	(849)

Ending Balance	$(960)	$(1,956)

Note 3 – Noncontrolling Interest

In January 2013, the Company’s subsidiary banks issued a total of $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation of the Company’s subsidiary banks and corresponding name change.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2019 or December 31, 2018.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended March 31,
	2019	2018

Weighted average number of common shares outstanding	7,125,564	7,254,594

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,125,564	7,254,594

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,952	$21	$—	$4,973
U.S. Government agencies	52,260	35	765	51,530
GSE - Mortgage-backed securities and CMO’s	16,419	—	342	16,077
State and political subdivisions	13,326	6	127	13,205
Corporate bonds	5,027	5	80	4,952
Total securities available for sale	$91,984	$67	$1,314	$90,737

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$724	$—	$—	$724
State and political subdivisions	6,864	23	18	6,869
Corporate bonds	3,085	2	3	3,084
Total securities held to maturity	$10,673	$25	$21	$10,677

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,944	$11	$—	$4,955
U.S. Government agencies	52,935	47	1,066	51,916
GSE - Mortgage-backed securities and CMO’s	17,217	—	515	16,702
State and political subdivisions	13,373	5	423	12,955
Corporate bonds	5,030	6	265	4,771
Total securities available for sale	$93,499	$69	$2,269	$91,299

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$855	$—	$12	$843
State and political subdivisions	6,877	6	61	6,822
Corporate bonds	3,105	—	20	3,085
Total securities held to maturity	$10,837	$6	$93	$10,750

At March 31, 2019 and December 31, 2018, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock of $635,000 and $585,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2019.

There were no sales of securities available for sale for the three-month periods ended March 31, 2019 and March 31, 2018.

At March 31, 2019 and December 31, 2018, securities available for sale with a carrying amount of $70.6 million and $71.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and in a volatile market and are in no way a reflection of the credit quality of the investments. Management does not believe these fluctuations are a reflection of the quality of the investments. At March 31, 2019, the unrealized losses on available for sale securities less than twelve months related to three government agency bonds, two government sponsored enterprise (GSE) mortgage backed securities, and one corporate bond. The Company had eighteen government agency bonds, sixteen GSE mortgage backed securities, six state and political subdivision bonds, and one corporate bond at March 31, 2019, that had been in a loss position for twelve months or more. At March 31, 2019, the unrealized losses on held to maturity securities related to one government agency bond, seven state and political bonds, and one corporate bond.  At December 31, 2018, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, one GSE mortgage backed securities, and one corporate bond. At December 31, 2018, the Company had sixteen government agency bonds, sixteen GSE mortgage backed securities, eight state and political subdivision bonds, and one corporate bond that had been in a loss position for twelve months or more. At December 31, 2018, the unrealized losses for less than twelve months on held to maturity securities related to two corporate bonds and two state and political subdivision bonds. The unrealized losses for twelve months or more on the held to maturity portfolio for December 31, 2018 relate to one government agency and six state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$1,298	$18	$48,553	$747	$49,851	$765
GSE-Mortgage-backed securities and CMO’s	999	3	15,078	339	16,077	342
State and political subdivisions	—	—	8,769	127	8,769	127
Corporate bonds	2,147	64	1,995	16	4,142	80
Total securities available for sale	$4,444	$85	$74,395	$1,229	$78,839	$1,314

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
State and political subdivisions	$—	$—	$5,635	$18	$5,635	$18
Corporate bonds	—	—	1,531	3	1,531	3
Total securities held to maturity	$—	$—	$7,166	$21	$7,166	$21

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$1,924	$29	$47,814	$1,037	$49,738	$1,066
GSE-Mortgage-backed securities and CMO’s	526	6	15,602	509	16,128	515
State and political subdivisions	—	—	11,109	423	11,109	423
Corporate bonds	1,989	224	1,971	41	3,960	265
Total securities available for sale	$4,439	$259	$76,496	$2,010	$80,935	$2,269

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Held to maturity temporary impairment
U.S. Government agencies	$—	$—	$843	$12	$843	$12
State and political subdivisions	755	6	5,157	55	5,912	61
Corporate bonds	3,085	20	—	—	3,085	20
Total securities held to maturity	$3,840	$26	$6,000	$67	$9,840	$93

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At March 31, 2019, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2019 by remaining contractual maturity are as follows:

	March 31, 2019
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due after one but within five years	4,952	4,973	2.66%
	4,952	4,973	2.66%
U.S. Government agencies
Due within twelve months	17,470	17,426	1.24%
Due after one but within five years	25,091	24,612	1.63%
Due after five but within ten years	6,255	6,053	1.82%
Due after ten years	3,444	3,439	2.95%
	52,260	51,530	1.61%
Mortgage-backed securities
Due after one but within five years	1,410	1,405	2.65%
Due after five but within ten years	7,432	7,302	2.04%
Due after ten years	7,577	7,370	2.20%
	16,419	16,077	2.16%
State and political subdivisions
Due within twelve months	1,004	1,006	3.25%
Due after one but within five years	1,078	1,069	3.23%
Due after five but within ten years	1,680	1,671	3.13%
Due after ten years	9,564	9,459	3.10%
	13,326	13,205	3.12%
Corporate Bonds
Due after one but within five years	5,027	4,952	3.05%
	5,027	4,952	3.05%
Total Securities available for sale
Due within twelve months	18,474	18,432	1.35%
Due after one but within five years	37,558	37,011	2.04%
Due after five but within ten years	15,367	15,026	2.07%
Due after ten years	20,585	20,268	2.74%
	$91,984	$90,737	2.06%

	March 31, 2019
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after one but within five years	$724	$724	2.57%
	724	724	2.57%
State and political subdivisions
Due after one but within five years	5,536	5,532	2.21%
Due after five but within ten years	1,328	1,337	2.21%
	6,864	6,869	2.25%
Corporate Bonds
Due within twelve months	1,533	1,554	2.73%
Due after one but within five years	1,552	1,530	2.79%
	3,085	3,084	2.76%
Total Securities held for maturity
Due within twelve months	1,533	1,554	2.73%
Due after one but within five years	7,812	7,786	2.36%
Due after five but within ten years	1,328	1,337	2.42%
	$10,673	$10,677	2.42%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Commercial
Commercial	$58,135	$57,176
Real estate - commercial	131,032	130,634
Other real estate construction loans	28,438	31,141
Noncommercial
Real estate 1-4 family construction	6,625	7,805
Real estate - residential	78,940	76,564
Home equity	50,869	52,541
Consumer loans	12,089	12,159
Other loans	2,004	2,110
	368,132	370,130
Less:
Allowance for loan losses	(2,233)	(2,374)
Deferred loan (fees) costs, net	(170)	(160)

Loans held for investment, net	$365,729	$367,596

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three months ended March 31, 2019 and 2018, respectively:

Commercial	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)

Balance, beginning of period	$1,334	$1,401
Provision (recovery) charged to operations	(64)	45
Charge-offs	(5)	—
Recoveries	16	15
Net (charge-offs) / Recoveries	11	15
Balance at end of period	$1,281	$1,461

Non-Commercial	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)

Balance, beginning of period	$1,040	$1,057
Provision (recovery) charged to operations	(49)	33
Charge-offs	(53)	(17)
Recoveries	14	13
Net (charge-offs) / Recoveries	(39)	(4)
Balance at end of period	$952	$1,086

Total	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)

Balance, beginning of period	$2,374	$2,458
Provision (recovery) charged to operations	(113)	78
Charge-offs	(58)	(17)
Recoveries	30	28
Net (charge-offs) / Recoveries	(28)	11
Balance at end of period	$2,233	$2,547

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2019 and December 31, 2018:

March 31, 2019
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$40	$1,243	$1,241	$216,362	$1,281	$217,605
Non-Commercial	105	3,033	847	147,324	952	150,357

Total	$145	$4,276	$2,088	$363,686	$2,233	$367,962

December 31, 2018
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$42	$1,359	$1,292	$217,592	$1,334	$218,951
Non-Commercial	112	3,119	928	147,900	1,040	151,019

Total	$154	$4,478	$2,220	$365,492	$2,374	$369,970

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

March 31, 2019
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$145	$—	$145	$57,990	$58,135	$—
Real estate - commercial	12	176	188	130,844	131,032	—
Other real estate construction	—	46	46	28,392	28,438	—
Real estate 1-4 family construction	—	—	—	6,625	6,625	—
Real estate - residential	641	648	1,289	77,481	78,770	—
Home equity	153	79	232	50,637	50,869	—
Consumer loans	21	—	21	12,068	12,089	—
Other loans	—	—	—	2,004	2,004	—

Total	$972	$949	$1,921	$366,041	$367,962	$—

December 31, 2018
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$54	$—	$54	$57,122	$57,176	$—
Real estate - commercial	—	273	$273	130,361	130,634	—
Other real estate construction	—	47	$47	31,094	31,141	—
Real estate construction	—	—	—	7,805	7,805	—
Real estate - residential	890	606	1,496	74,908	76,404	—
Home equity	100	118	218	52,323	52,541	—
Consumer loan	86	—	86	12,073	12,159	—
Other loans	—	—	—	2,110	2,110	—

Total	$1,130	$1,044	$2,174	$367,796	$369,970	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $211,000 in foreclosed residential real estate and $161,000 of residential real estate in process of foreclosure at March 31, 2019. At December 31, 2018, the Company had $371,000 in foreclosed residential real estate and $161,000 of residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
	(dollars in thousands)

Commercial	$—	$—
Real estate - commercial	176	273
Other real estate construction	46	47
Real estate 1 – 4 family construction	—	—
Real estate – residential	648	606
Home equity	79	118
Consumer loans	—	—
Other loans	—	—
	$949	$1,044

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2019 and December 31, 2018:

March 31, 2019
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$56,405	$1,722	$8	$—	$58,135
Real estate - commercial	128,032	1,594	1,406	—	131,032
Other real estate construction	26,041	2,039	358	—	28,438
Real estate 1 - 4 family construction	6,625	—	—	—	6,625
Real estate - residential	73,059	4,755	956	—	78,770
Home equity	50,404	386	79	—	50,869
Consumer loans	12,057	31	1	—	12,089
Other loans	2,004	—	—	—	2,004

Total	$354,627	$10,527	$2,808	$—	$367,962

December 31, 2018
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$55,883	$1,284	$9	$—	$57,176
Real estate - commercial	127,592	1,518	1,524	—	130,634
Other real estate construction	28,711	2,070	360	—	31,141
Real estate 1 - 4 family construction	7,805	—	—	—	7,805
Real estate - residential	69,900	5,470	1,034	—	76,404
Home equity	52,028	395	118	—	52,541
Consumer loans	12,085	73	1	—	12,159
Other loans	2,110	—	—	—	2,110

Total	$356,114	$10,810	$3,046	$—	$369,970

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2019 and December 31, 2018 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2019 and December 31, 2018:

March 31, 2019
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$58,135	$—	$58,135
Real estate - commercial	130,856	176	131,032
Other real estate construction	28,392	46	28,438
Real estate 1 – 4 family construction	6,625	—	6,625
Real estate – residential	78,122	648	78,770
Home equity	50,790	79	50,869
Consumer loans	12,089	—	12,089
Other loans	2,004	—	2,004

Total	$367,013	$949	$367,962

December 31, 2018
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$57,176	$—	$57,176
Real estate - commercial	130,361	273	130,634
Other real estate construction	31,094	47	31,141
Real estate 1 – 4 family construction	7,805	—	7,805
Real estate – residential	75,798	606	76,404
Home equity	52,423	118	52,541
Consumer loans	12,159	—	12,159
Other loans	2,110	—	2,110

Total	$368,926	$1,044	$369,970

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2019 and December 31, 2018.

March 31, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$7	$—	$7	$—
Real estate - commercial	1,144	—	1,144	37
Other real estate construction	630	46	46	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,926	759	2,167	103
Home equity	79	51	28	1
Consumer loans	28	—	28	1
Other loans	—	—	—	—

Total	$4,814	$856	$3,420	$145

December 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$7	$—	$7	$—
Real estate - commercial	1,258	93	1,165	38
Other real estate construction	632	47	47	4
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,005	901	2,104	110
Home equity	83	51	32	1
Consumer loans	31	—	31	1
Other loans	—	—	—	—

Total	$5,016	$1,092	$3,386	$154

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$7	—	$43	—
Real estate - commercial	1,201	19	1,573	15
Other real estate construction	92	1	149	2
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,966	39	3,687	41
Home equity	81	1	34	—
Consumer loans	30	1	43	1
Other loans	—	—	—	—

Total	$4,377	$61	$5,529	$59

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

At March 31, 2019, the Company had $3.4 million in TDRs outstanding, of which one with a balance of $29,000 was on a non-accruing basis.

For the three months ended March 31, 2019 and 2018, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended March 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	1,629	806
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	1	$1,629	$806

	For the three months ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	12	11
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	357	355
Home equity	—	—	—
Consumer loans	1	9	3
Other loans	—	—	—

Total	6	$378	$369

During the twelve months ended March 31, 2019, there was one TDR for which there was a payment default. During the twelve months ended March 31, 2018, there were two TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $136,000 in the allowance for loan losses as of March 31, 2019, as a direct result of these TDRs. At March 31, 2018, there was $141,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loan modifications within the previous twelve months as of March 31, 2019 and 2018:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2019

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	7	1,018	6	1,992	—	—	1	242

Total	7	$1,018	6	$1,992	—	$—	1	$242

March 31, 2018

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	6	216	6	369	—	—	1	12

Total	6	$216	6	$369	—	$—	1	$12

The Company has not committed to fund any additional disbursements for TDRs as of March 31, 2019.

Note 9 - Leases

Operating leases in which we are the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in premises and equipment and other liabilities, respectively, on our consolidated balance sheet. We do not currently have any significant finance leases in which we are the lessee.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental collateralized borrowing rate at the lease commencement date. ROU assets are further adjusted for the lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in the net occupancy expense in the consolidated statement of income.

Our leases relate to an office space and a bank branch with remaining terms of two to nine years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2019, operating lease ROU assets and liabilities were both $1.9 million. Lease costs associated with all leases is $111,000 for the three months ended, March 31, 2019.

The table below summarizes other information related to our operating leases:

Three Months Ended March 31,
2019
(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$84
Right-of-use assets obtained in exchange for new operating lease liabilities	1,940
Weighted-average remaining lease term - operating leases, in years	7.7
Weighted-average discount rate - operating leases	2.9%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2019
(in thousands except percent and period data)

2019	$255
2020	348
2021	313
2022	189
2023	193
2024 and thereafter	871
Total lease payments	2,169
Less: Interest	(248)
Present value of lease liabilities	1,921

Note 10 - Commitments and Contingencies

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

At March 31, 2019, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$123,240
Credit card commitments	10,806
Standby letters of credit	853
Total commitments	$134,899

Note 11 – Fair Value Disclosures

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$4,973	$4,973	$—	$—
U.S. Government agencies	51,530	$—	$51,530	$—
GSE - Mortgage-backed securities and CMO’s	16,077	—	16,077	—
State and political subdivisions	13,205	—	13,205	—
Corporate bonds	4,952	—	4,952	—

Total assets at fair value	$90,737	$4,973	$85,764	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$4,955	$4,955	$—	$—
U.S. Government agencies	51,916	—	51,916	—
GSE - Mortgage-backed securities and CMO’s	16,702	—	16,702	—
State and political subdivisions	12,955	—	12,955	—
Corporate bonds	4,771	—	4,771	—

Total assets at fair value	$91,299	$4,955	$86,344	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,321	$—	$—	$3,321
Other real estate owned	685	—	—	685
Total assets at fair value	$4,006	$—	$—	$4,006

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,279	$—	$—	$3,279
Other real estate owned	951	—	—	951

Total assets at fair value	$4,230	$—	$—	$4,230
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2019
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2018
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At March 31, 2019, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2019 and December 31, 2018 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at March 31, 2019 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2019 and December 31, 2018:

March 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$143,396	$143,396	$141,172	$2,224	$—
Securities available for sale	90,737	90,737	4,973	85,764	—
Securities held to maturity	10,673	10,677	—	10,677	—
Loans held for investment, net	367,962	366,858	—	—	366,858
Loans held for sale	3,567	3,567	—	3,567	—
Restricted stock	1,144	1,144	1,144	—	—
Loan servicing rights	1,783	3,338	—	3,338	—
Accrued interest receivable	1,649	1,649	—	—	1,649

FINANCIAL LIABILITIES
Deposits	$586,512	$548,447	$—	$548,447	$—
Short-term borrowings	1,403	1,403	—	1,403	—
Long-term borrowings	9,974	9,984	—	—	9,984
Accrued interest payable	41	41	—	—	41

December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$117,934	$117,901	$115,693	$2,208	$—
Securities available for sale	91,299	91,299	4,955	86,344	—
Securities held to maturity	10,837	10,750	—	10,750	—
Loans held for investment, net	367,596	364,636	—	—	364,636
Loans held for sale	4,800	4,800	—	4,800	—
Restricted stock	1,094	1,094	1,094	—	—
Mortgage servicing rights	1,850	3,455	—	3,455
Accrued interest receivable	1,763	1,763	—	—	1,763

FINANCIAL LIABILITIES
Deposits	566,901	521,508	—	521,508	—
Short-term borrowings	1,190	1,190	—	1,190	—
Long-term debt	9,974	10,086	—	—	10,086
Accrued interest payable	16	16	—	—	16

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
•

Loans – The fair value of loans is estimated based on discounted expected cash flows using the current interest rates at which similar loans would be made, a future expected credit loss based on historical charge-offs, and a liquidity discount based on the overall risk grade of the loan portfolio. These loans are carried in Level 3. Loans held for sale, which represent current mortgage production forward sales not yet delivered, are valued based on secondary market prices. The fair value of loans held for sale does not consider uncertainty in the market that would affect the valuation. Loans held for sale are recorded in Level 2.
•

Restricted stock – It is not practicable to determine fair value of restricted stock which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

•	Loan servicing rights – The fair value disclosed for loan servicing rights is based on an independent market valuation and is recorded at Level 2.
•	Accrued interest receivable and payable – Both accrued interest receivable and payable are recorded in Level 3, as there are not active markets for these.
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

At March 31, 2019, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9.

Note 13 – Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have entered into a contract to outsource our current model with a CECL-ready vendor. We are currently evaluating various methods of determining credit losses within the software. We expect to run the CECL model parallel to our current model by the end of the second quarter in 2019. The impact of the adoption is dependent on the loan portfolio composition and credit quality at adoption date, as well as economic conditions and forecasts at that time.

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

Reclassification

Certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation. These reclassifications do not have a material impact on net income or shareholders’ equity. Please refer to the disclosure in Note 1 on page 8 for further specific reclassification information.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Statements

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019, the Company’s total assets increased $22.7 million, from $632.3 million to $655 million.

Cash and cash equivalents increased $25.5 million during the three months ended March 31, 2019. Cash and due from banks increased $4.0 million, while interest-earning deposits with banks increased $21.4 million. The increase is directly related to the increase in noninterest-bearing deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $726,000 to $101.4 million for the three-month period ended March 31, 2019 due to contracted principal pay downs. At March 31, 2019, the Company had net unrealized losses on securities available for sale of $1.2 million compared to $2.2 million as December 31, 2018.

Loans held for investment decreased from $370 million to $368 million, a decrease of $2 million for the quarter. The Company experienced growth in the commercial real estate, commercial, and residential real estate loan segments during the first three months of 2019. The residential real estate segment has the largest increase in the portfolio of 3.1% or $2.4 million. The largest decline is in the real estate construction segment, not 1-4 family, of $2.7 million or 8.68%. Loans held for sale decreased 25.69%, or $1.2 million as many of the loans produced near year-end were not sold on the secondary market until first quarter 2019. The allowance for loan losses was $2.2 million at March 31, 2019, which represented 0.61% of the total loan portfolio compared to $2.4 million or 0.64% of the total loan portfolio at December 31, 2018.

Other changes in our consolidated assets are primarily related to premises and equipment, other real estate owned, prepaid assets, and other assets. Premises and equipment increased $1.7 million from $14.8 million at December 31, 2018 to $16.5 million at March 31, 2019 due to the adoption of ASU 2016-02, Leases. A $1.9 million right-of-use asset was booked to record the applicable lease agreements held by the Company. Other real estate owned decreased $266,000. During the three months ended March 31, 2019, the Company sold three pieces of property totaling $272,000. The Company recorded $37,000 of losses associated with the sold property. Prepaid assets have increased $422,000 from December 31, 2018 to March 31, 2019 as many prepaid invoices are paid in first quarter and amortized over the remaining year per contract terms. Other assets decreased $746,000 primarily due to the reduction in deferred tax on securities as the unrealized loss position declines.

Customer deposits, our primary funding source, experienced a $19.6 million increase during the three-month period ended March 31, 2019, increasing from $566.9 million to $586.5 million or 3.5% growth. Demand noninterest-bearing checking increased $15.6 million and savings deposits increased $2.7 million. Interest checking and money market accounts decreased by $46.8 million, which is related to the increase in time deposits greater than $250,000 of $45.3 million as one account switched product offerings.

Total short-term borrowings increased $213,000 for the period.

Other liabilities increased from $9.0 million at December 31, 2018 to $10.7 million at March 31, 2019, an increase of $1.7 million, of which $1.9 million is related to the adoption of ASU 2016-02 regarding the recognition of a lease liability to reflect the contractual lease obligations of the Company.

At March 31, 2019, total shareholders’ equity was $46.3 million, an increase of $1.1 million from December 31, 2018. Net income for the three-month period was $690,000. Unrealized losses on investment securities, net of tax, improved by $734,000. The Company repurchased 29,314 shares of common stock for a total value of $146,000 during the first quarter of 2019. The Company paid $140,000 in dividends attributed to noncontrolling interest during the first quarter of 2019.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $690,000 for the three months ended March 31, 2019, as compared to $234,000 for the three months ended March 31, 2018, an increase of $456,000. Net income available to common shareholders was $550,000 or $0.08 per common share at March 31, 2019, compared to $91,000 or $0.01 per common share at March 31, 2018. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended March 31, 2019 was $5.2 million compared to $4.7 million for the three months ended March 31, 2018, an increase of $912,000. During the first quarter of 2019, the average yield on our interest-earning assets increased 20 basis points to 4.04%, as the average rate we paid for our interest-bearing liabilities increased thirty-two basis points to 0.67%. The aforementioned changes resulted in a lower interest rate spread of 3.37% as of March 31, 2019 compared to 3.49% as of March 31, 2018. Our net interest margin was 3.54% and 3.58% for the comparable periods in 2019 and 2018, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended March 31, 2019 and 2018:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2019	2018	2019	2018	2019	2018
Interest-earning assets:
Taxable securities	$84,488	$87,725	$390	$398	1.87%	1.84%
Nontaxable securities (1)	17,150	17,960	106	113	3.09%	3.23%
Short-term investments	128,730	67,815	793	277	2.50%	1.66%
Taxable loans	363,103	352,893	4,610	4,189	5.15%	4.81%
Non-taxable loans (1)	9,116	10,852	57	67	3.13%	3.17%
Total interest-earning assets	602,587	537,245	5,956	5,044	4.04%	3.84%

Interest-bearing liabilities:
Interest-bearing deposits	440,208	398,666	597	217	0.55%	0.22%
Short-term borrowed funds	1,445	1,976	6	3	1.68%	0.62%
Long-term debt	9,974	9,534	141	135	5.73%	5.74%
Total interest-bearing liabilities	451,627	410,176	744	355	0.67%	0.35%

Net interest spread	$150,960	$127,069	$5,212	$4,689	3.37%	3.49%

Net interest margin (1) (% of earning assets)					3.54%	3.58%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate.

Provision and Allowance for Loan Losses

The recovery for loan losses was $113,000 for the three months ending March 31, 2019 compared to a provision of $78,000 for the same period in 2018. There were net loan chargeoffs of $28,000 for the three months ended March 31, 2019, as compared with net loan recoveries of $11,000 during the same period of 2018. Refer to the Asset Quality discussion on page 29 for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased $146,000 for the three-month period ending March 31, 2019 as compared to the same period in 2018. The primary factor contributing to the overall decrease was a decrease in income from mortgage loan sales of $170,000, decreasing from $662,000 for the quarter ended March 31, 2018 to $492,000 for the same period in 2019. Reduced margins to maintain production with competitors has impacted revenue from our mortgage division. Additionally, valuation adjustments for the supplemental employee retirement plans resulted in a decrease of other income by $177,000 from March 31, 2018 to March 31, 2019.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Income from debit card transactions	$342	$297
Income from credit card transactions	107	82
Gross interchange and transaction fee income	449	379
Network costs - debit card	160	153
Network costs - credit card	95	84
Total	$194	$142

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2019 remained flat at $6.20 million compared to $6.21 million for the same period of 2018. Salaries and benefits, the largest component of noninterest expense, increased $187,000 to account for wage and benefit cost increases.

This increase is offset by declines in both professional fees and services and other noninterest expense. Professional fees decreased $95,000 from March 31, 2018 to March 31, 2019 due to consulting and training expense recognized in 2018 relating to the 2018 core data processing system conversion. The table below reflects the composition of other noninterest expense.

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Postage	$64	$49
Telephone and data lines	46	45
Loan costs	89	75
Shareholder relations expense	39	38
Dues and subscriptions	61	67
Other	127	295
Total	$426	$569

Income Tax Expense

The Company had income tax expense of $183,000 for the three months ended March 31, 2019 at an effective tax rate of 20.96% compared to income tax expense of $58,000 with an effective tax rate of 19.86% in the comparable 2018 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2019, the effective tax rate increased due to less impact from tax-free instruments.

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

At March 31, 2019, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs and other loans deemed by management to be impaired, were $4.3 million compared to $4.5 million at December 31, 2018, a net decrease of $202,000. Total nonaccrual loans, which are a component of impaired loans, decreased from $1.0 million at December 31, 2018 to $949,000 at March 31, 2019. During the first three months of 2019, one additional loan of $54,000 was added to impaired loans.  That was offset by the pay-off of three impaired relationships totaling $187,000 as well as net pay downs of $69,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased three basis points from 0.64% at December 31, 2018 to 0.61% at March 31, 2019. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.61% at December 31, 2018 and 0.57% at March 31, 2019. The decrease is attributable to a continued improvement in the credit quality of the current portfolio as charge offs remain low and classified assets continue to improve. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 3.43% to 3.38% for the same periods due to a reduction in impaired loans and required reserves associated with the impaired loans as loan values decrease. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and volatility. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve for qualitative factors based on management’s discretion of economic conditions and portfolio concentrations form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data acquired from a third-party vendor representing a one-year loss horizon for each obligor. The Company updates the data inputs into the model; specifically, the loss given default and the probability of defaults obtained from the vendor annually during the second quarter. The Company updates the credit scores which is one of the components used within the allowance model semi-annually, during the first and third quarters. During the first quarter, the average effective credit score of the portfolio, excluding loans in default, rose from 766 to 768. The probability of default associated with each credit score is the major driver in the allowance for loan losses.

The ratio of nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.28% at December 31, 2018, to 0.26% at March 31, 2019.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $266,000 during the first quarter of 2019. The Company sold three pieces of foreclosed property totaling $272,000 realizing a loss of $37,000. The Company had no write-downs for the period ending March 31, 2019. There were no loans foreclosed on during the first quarter.

Troubled debt restructured loans at March 31, 2019 totaled $3.6 million compared to $3.4 million at December 31, 2018 and are included in impaired loans. At March 31, 2019, there was one troubled debt restructured loan in nonaccrual status.

The following table shows the comparison of nonperforming assets at March 31, 2019 to December 31, 2018:

Nonperforming Assets

(dollars in thousands)

	March 31, 2019	December 31, 2018
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	949	1,044
Other real estate owned	781	1,047
Total nonperforming assets	$1,730	$2,091

Allowance for loans losses	$2,233	$2,374
Nonperforming loans to total loans	0.26%	0.28%
Allowance for loan losses to total loans	0.61%	0.65%
Nonperforming assets to total assets	0.26%	0.33%
Allowance for loan losses to nonperforming loans	235.35%	227.38%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at March 31, 2019, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $29.8 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $31.6 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources include $9.5 million of junior subordinated debt and notes payable of $440,000 at both March 31, 2019 and December 31, 2018.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

The Basel III rules began to phase in for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements effective on January 1, 2019. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level. As of March 31, 2019, the Bank continues to exceed minimum capital standards and remain well-capitalized under the applicable rules.

As previously discussed, the Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2019, the Company had $9.5 million in subordinated debt outstanding that qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2019 and have no current plans to do so.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since December 31, 2018, detail of which is presented on page 77 of our 2018 Annual Report to Shareholders filed as Exhibit 13 with our 2018 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2019. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2019.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2019 Through January 31, 2019	—	$—	—	$—
February 1, 2019 Through February 28, 2019	—	$—	—	$—
March 1, 2019 Through March 31, 2019	29,314	$4.99	—	$—
Total	29,314	$4.99	—	$—

(1)

Trades of the Company’s stock are quoted on the OTC Pink Market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 7, 2019	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 7, 2019	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer