Form 10-Q
period 2019-06-30
UWHARRIE CAPITAL CORP
filed 2019-08-06
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,072,062 shares of common stock outstanding as of August 2, 2019.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	June 30, 2019 (Unaudited)	December 31, 2018*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,314	$4,473
Interest-earning deposits with banks	107,544	113,461
Securities available for sale, at fair value	87,741	91,299
Securities held to maturity, at amortized cost (fair value $10,704 and $10,750, respectively)	10,639	10,837
Loans held for sale	2,517	4,800
Loans:
Loans held for investment	374,566	369,970
Less allowance for loan losses	(2,179)	(2,374)
Net loans held for investment	372,387	367,596
Premises and equipment, net	16,823	14,800
Interest receivable	1,733	1,763
Restricted stock	1,144	1,094
Bank-owned life insurance	8,726	8,671
Other real estate owned	686	1,047
Prepaid assets	1,109	558
Other assets	11,000	11,905
Total assets	$627,363	$632,304

LIABILITIES
Deposits:
Demand noninterest-bearing	$148,930	$129,714
Interest checking and money market accounts	237,723	324,391
Savings deposits	56,782	54,784
Time deposits, $250,000 and over	57,759	7,920
Other time deposits	55,722	50,092
Total deposits	556,916	566,901
Short-term borrowed funds	839	1,190
Long-term debt	9,974	9,974
Interest payable	47	16
Other liabilities	11,534	9,048
Total liabilities	579,310	587,129

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,072,062 and 7,126,541	8,840	8,908
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,683	12,885
Undivided profits	15,782	14,421
Accumulated other comprehensive income (loss)	93	(1,694)
Total Uwharrie Capital shareholders’ equity	37,398	34,520
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	48,053	45,175
Total liabilities and shareholders’ equity	$627,363	$632,304

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,735	$4,469	$9,402	$8,725
Investment securities
U.S. Treasury	32	—	65	—
U.S. Government agencies and corporations	345	364	693	751
State and political subdivisions, non-taxable	88	111	194	224
State and political subdivisions, taxable	25	9	34	20
Interest-earning deposits with banks and federal funds sold	687	365	1,480	642
Total interest income	5,912	5,318	11,868	10,362

Interest Expense
Interest checking and money market accounts	343	192	768	336
Savings deposits	26	13	53	25
Time deposits, $250,000 and over	237	17	302	33
Other time deposits	156	47	236	92
Short-term borrowed funds	5	4	11	7
Long-term debt	141	138	282	273
Total interest expense	908	411	1,652	766
Net interest income	5,004	4,907	10,216	9,596
Provision for (recovery of) loan losses	(315)	38	(428)	116
Net interest income after provision for (recovery of) loan losses	5,319	4,869	10,644	9,480

Noninterest Income
Service charges on deposit accounts	341	290	668	573
Interchange and card transaction fees, net	204	144	398	286
Other service fees and commissions	573	652	1,329	1,290
Income from mortgage loan sales	1,087	869	1,579	1,531
Other income (loss)	2	216	(19)	385
Total noninterest income	2,207	2,171	3,955	4,065

Noninterest Expense
Salaries and employee benefits	4,252	4,121	8,385	8,067
Net occupancy expense	418	396	823	760
Equipment expense	183	165	359	335
Data processing costs	172	283	394	533
Office supplies and printing	33	39	60	75
Foreclosed real estate expense	4	33	60	72
Professional fees and services	199	214	352	462
Marketing and donations	173	209	377	420
Electronic banking expense	102	98	201	199
Software amortization and maintenance	225	234	444	447
FDIC insurance	52	65	132	131
Other noninterest expense	485	638	911	1,207
Total noninterest expense	6,298	6,495	12,498	12,708
Income before income taxes	1,228	545	2,101	837
Income taxes	277	78	460	136
Net income	$951	$467	$1,641	$701

Consolidated net income	$951	$467	$1,641	$701
Less: net income attributable to noncontrolling interest	(140)	(141)	(280)	(284)
Net income attributable to Uwharrie Capital Corp and common shareholders	811	326	1,361	417
Net income per common share
Basic	$0.11	$0.04	$0.19	$0.06
Diluted	$0.11	$0.04	$0.19	$0.06
Weighted average shares outstanding
Basic	7,095,756	7,249,390	7,110,578	7,251,978
Diluted	7,095,756	7,249,390	7,110,578	7,251,978

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Net Income	$951	$467	$1,641	$701

Unrealized gain (loss) on available for sale securities	1,367	(142)	2,320	(1,241)
Related tax effect	(314)	32	(533)	282

Total other comprehensive income (loss)	1,053	(110)	1,787	(959)

Comprehensive income (loss)	2,004	357	3,428	(258)

Less: Comprehensive income attributable to noncontrolling interest	(140)	(141)	(280)	(284)

Comprehensive income (loss) attributable to Uwharrie Capital	$1,864	$216	$3,148	$(542)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, March 31, 2018	7,107,520	$8,884	$12,793	$13,373	$(1,956)	$10,653	$43,747
Net Income	—	—	—	326	—	141	467
Repurchase of common stock	(6,771)	(8)	(31)	—	—	—	(39)
Other comprehensive (loss)	—	—	—	—	(110)	—	(110)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, June 30, 2018	7,100,749	$8,876	$12,762	$13,699	$(2,066)	$10,654	$43,925

Balance, March 31, 2019	7,097,227	$8,871	$12,776	$14,971	$(960)	$10,655	$46,313
Net Income	—	—	—	811	—	140	951
Repurchase of common stock	(25,165)	(31)	(93)	—	—	—	(124)
Other comprehensive income	—	—	—	—	1,053	—	1,053
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, June 30, 2019	7,072,062	$8,840	$12,683	$15,782	$93	$10,655	$48,053

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2017	7,112,853	$8,891	$12,824	$13,282	$(1,107)	$10,650	$44,540
Net Income	—	—	—	417	—	284	701
Repurchase of common stock	(25,482)	(31)	(111)	—	—	—	(142)
Stock options exercised	13,378	16	49	—	—	—	65
Other comprehensive (loss)	—	—	—	—	(959)	—	(959)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2018	7,100,749	$8,876	$12,762	$13,699	$(2,066)	$10,654	$43,925

Balance, December 31, 2018	7,126,541	$8,908	$12,885	$14,421	$(1,694)	$10,655	$45,175
Net Income	—	—	—	1,361	—	280	1,641
Repurchase of common stock	(54,479)	(68)	(202)	—	—	—	(270)
Other comprehensive income	—	—	—	—	1,787	—	1,787
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2019	7,072,062	$8,840	$12,683	$15,782	$93	$10,655	$48,053

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,641	$701
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation and amortization	536	515
Provision for (recovery of) loan losses	(428)	116
Gain on sale of premises and equipment	(4)	—
Loss on sale of OREO	38	27
Net amortization of premium on investment securities AFS	341	364
Net amortization of premium on investment securities HTM	70	75
Net amortization of mortgage servicing rights	332	346
Originations and purchases of mortgage loans for sale	(54,120)	(48,033)
Proceeds from sales of mortgage loans for sale	56,076	46,809
Accrued interest receivable	30	(5)
Prepaid assets	(551)	(364)
Cash surrender value of life insurance	(55)	(67)
Miscellaneous other assets	367	(275)
Accrued interest payable	31	1
Miscellaneous other liabilities	2,486	696
Net cash provided by operating activities	6,790	906

Cash flows from investing activities
Proceeds from maturities, calls & paydowns of investment securities held to maturity	128	265
Proceeds from maturities, calls & paydowns of investment securities available for sale	15,975	3,709
Purchase of investment securities available for sale	(10,438)	—
Net change in restricted stock	(50)	(27)
Net increase in loans	(4,363)	(13,857)
Purchase of premises and equipment	(2,721)	(851)
Proceeds from sale of OREO	323	1,043
Proceeds from sales of premises, equipment and other assets	166	—
Net cash used in investing activities	(980)	(9,718)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(9,985)	38,025
Net increase in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	(351)	(230)
Common stock repurchased	(270)	(142)
Exercise of stock options	—	65
Dividends paid on preferred stock (noncontrolling interest)	(280)	(284)
Net cash provided (used) by financing activities	(10,886)	37,434
Increase (decrease) in cash and cash equivalents	(5,076)	28,622
Cash and cash equivalents, beginning of period	117,934	70,403
Cash and cash equivalents, end of period	$112,858	$99,025

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,662	$765
Income taxes paid	508	335
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$1,787	$(959)
Loans transferred to foreclosed real estate	—	160
Mortgage servicing rights capitalized	243	169

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

Use of Estimates

The preparation of financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Accounting Changes, Reclassifications and Restatements

Certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation. These reclassifications do not have a material impact on net income or shareholders’ equity.

Accounting Standards Update (“ASU”) 2016-02 “Leases, Topic 842” was adopted January 1, 2019 and comparative periods have not been restated. This ASU increases the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The key difference between existing standards and this ASU is the requirement for lessees to recognize on their balance sheet all lease contracts with lease terms greater than 12 months, including operating leases. Both a right-of-use asset, representing the right to use the leased asset, and a lease liability, representing the contractual obligation, are required to be recognized on the balance sheet of the lessee at lease commencement. Further, this ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment but relates to treatment in the statements of income and cash flows. Lessor guidance remains largely unchanged with the exception of how a lessor determines the appropriate lease classification for each lease to better align the lessor guidance with revised lessee classification guidance.

At the time of adoption, Uwharrie Capital Corp currently had two properties that were considered in-scope for application of ASU 2016-02. The Company has recognized a $2.1 million operating lease right-of-use asset (“ROU”), which is included in premises and equipment on the balance sheet, and a corresponding $2.2 million operating lease liability, recorded in other liabilities on the balance sheet. See Note 9 – Leases for additional information.

During the second quarter of 2019, the Company reclassified its reserve for unfunded liabilities (i.e. lines of credit that were available, but not yet drawn by the customer) of $86,000 from allowance for loan loss to other liabilities. There was no impact to the income statement for this reclassification. .

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

The following table presents the changes in accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Beginning balance	$(960)	$(1,956)	$(1,694)	$(1,107)

Other comprehensive income (loss) before reclassifications, net of $314, ($32), $533 and ($282) tax effect, respectively	1,053	(110)	1,787	(959)

Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income (loss)	1,053	(110)	1,787	(959)

Ending balance	$93	$(2,066)	$93	$(2,066)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2019 or December 31, 2018.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Weighted average number of common shares outstanding	7,095,756	7,249,390	7,110,578	7,251,978

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,095,756	7,249,390	7,110,578	7,251,978

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,960	$48	$—	$5,008
U.S. Government agencies	33,244	9	250	33,003
GSE - Mortgage-backed securities and CMO’s	32,112	406	198	32,320
State and political subdivisions	12,281	157	2	12,436
Corporate bonds	5,024	5	55	4,974
Total securities available for sale	$87,621	$625	$505	$87,741

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$723	$15	$—	$738
State and political subdivisions	6,851	41	1	6,891
Corporate bonds	3,065	10	—	3,075
Total securities held to maturity	$10,639	$66	$1	$10,704

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,944	$11	$—	$4,955
U.S. Government agencies	52,935	47	1,066	51,916
GSE - Mortgage-backed securities and CMO’s	17,217	—	515	16,702
State and political subdivisions	13,373	5	423	12,955
Corporate bonds	5,030	6	265	4,771
Total securities available for sale	$93,499	$69	$2,269	$91,299

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$855	$—	$12	$843
State and political subdivisions	6,877	6	61	6,822
Corporate bonds	3,105	—	20	3,085
Total securities held to maturity	$10,837	$6	$93	$10,750

At June 30, 2019 and December 31, 2018, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock of $635,000 and $585,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2019.

There were no sales of securities available for sale for the three and six month periods ended June 30, 2019 and June 30, 2018.

At June 30, 2019 and December 31, 2018, securities available for sale with a carrying amount of $68.9 million and $71.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and are in no way a reflection of the credit quality of the investments. At June 30, 2019, the unrealized losses on available for sale securities less than twelve months related to two government agency bonds and one corporate bond. The Company had fourteen government agency bonds, sixteen GSE mortgage backed securities, one state and political subdivision bond, and one corporate bond at June 30, 2019, that had been in a loss position for twelve months or more. At June 30, 2019, the unrealized losses on held to maturity securities for twelve months or more related to one state and political subdivision bond.  At December 31, 2018, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, one GSE mortgage backed security, and one corporate bond. At December 31, 2018, the Company had sixteen government agency bonds, sixteen GSE mortgage backed securities, eight state and political subdivision bonds, and one corporate bond that had been in a loss position for twelve months or more. At December 31, 2018, the unrealized losses for less than twelve months on held to maturity securities related to two corporate bonds and two state and political subdivision bonds. The unrealized losses for twelve months or more on the held to maturity portfolio for December 31, 2018 related to one government agency and six state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$581	$2	$27,561	$248	$28,142	$250
GSE-Mortgage-backed securities and CMO’s	—	—	19,553	198	19,553	198
State and political subdivisions	—	—	715	2	715	2
Corporate bonds	2,161	50	2,004	5	4,165	55
Total securities available for sale	$2,742	$52	$49,833	$453	$52,575	$505

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
State and political subdivisions	$—	$—	$1,009	$1	$1,009	$1
Total securities held to maturity	$—	$—	$1,009	$1	$1,009	$1

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$1,924	$29	$47,814	$1,037	$49,738	$1,066
GSE-Mortgage-backed securities and CMO’s	526	6	15,602	509	16,128	515
State and political subdivisions	—	—	11,109	423	11,109	423
Corporate bonds	1,989	224	1,971	41	3,960	265
Total securities available for sale	$4,439	$259	$76,496	$2,010	$80,935	$2,269

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$843	$12	$843	$12
State and political subdivisions	755	6	5,157	55	5,912	61
Corporate bonds	3,085	20	—	—	3,085	20
Total securities held to maturity	$3,840	$26	$6,000	$67	$9,840	$93

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At June 30, 2019, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2019 by remaining contractual maturity are as follows:

	June 30, 2019
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due after one but within five years	4,960	5,008	2.66%
	4,960	5,008	2.66%
U.S. Government agencies
Due within twelve months	5,436	5,428	1.38%
Due after one but within five years	18,945	18,851	1.55%
Due after five but within ten years	6,827	6,694	1.94%
Due after ten years	2,036	2,030	1.28%
	33,244	33,003	1.59%
Mortgage-backed securities
Due after one but within five years	7,413	7,380	2.02%
Due after five but within ten years	17,469	17,812	2.59%
Due after ten years	7,230	7,128	2.14%
	32,112	32,320	2.36%
State and political subdivisions
Due after one but within five years	1,337	1,336	3.64%
Due after five but within ten years	1,413	1,422	2.73%
Due after ten years	9,531	9,678	3.10%
	12,281	12,436	3.12%
Corporate bonds
Due after one but within five years	5,024	4,974	2.94%
	5,024	4,974	2.94%
Total securities available for sale
Due within twelve months	5,436	5,428	1.38%
Due after one but within five years	37,679	37,549	2.05%
Due after five but within ten years	25,709	25,928	2.43%
Due after ten years	18,797	18,836	2.53%
	$87,621	$87,741	2.22%

	June 30, 2019
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after one but within five years	$723	$738	2.57%
	723	738	2.57%
State and political subdivisions
Due after one but within five years	5,527	5,551	2.21%
Due after five but within ten years	1,324	1,340	2.42%
	6,851	6,891	2.25%
Corporate Bonds
Due within twelve months	1,523	1,526	2.73%
Due after one but within five years	1,542	1,549	2.79%
	3,065	3,075	2.76%
Total securities held for maturity
Due within twelve months	1,523	1,526	2.73%
Due after one but within five years	7,792	7,838	2.36%
Due after five but within ten years	1,324	1,340	2.42%
	$10,639	$10,704	2.42%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Commercial
Commercial	$61,452	$57,176
Real estate - commercial	143,720	130,634
Other real estate construction loans	21,384	31,141
Noncommercial
Real estate 1-4 family construction	6,906	7,805
Real estate - residential	75,553	76,564
Home equity	51,094	52,541
Consumer loans	12,706	12,159
Other loans	2,012	2,110
	374,827	370,130
Less:
Allowance for loan losses	(2,179)	(2,374)
Deferred loan (fees) costs, net	(261)	(160)

Loans held for investment, net	$372,387	$367,596

Note 7 – Allowance for Loan Losses

During the second quarter of 2019, the Company transitioned its current in-house incurred loss allowance for loan loss model to an external vendor incurred loss model that is CECL-ready. The overall financial impact related to switching models is considered immaterial. As a result of the change in models, there has been a change is methodology.

For example, default in the allowance for loan loss model is now considered 90 days past due, whereas default was defined as a charge-off event in the previous model. This increases the probabilities of default for the Company, but reduces the loss given default ratio in the portfolio.

Probabilities of default are now more representative of the Company’s customers. Previously, an analysis was performed with a sample of North Carolina consumers to calculate the probabilities of default by credit score. In the new model, the Company is able to track probabilities of default based on historical information of loans in the portfolio. This is the largest impact of the model transition, resulting in an immaterial recovery of provision for loan loss.

In addition, the Company now uses better defined qualitative factors including qualitative factors to model recessionary impact to expected loss based on historical impact, current volatility in the market, and management’s analysis of local economic factors and industry-specific outlooks.

The following table shows the change in the allowance for loss losses by loan segment for the three and six months ended June 30, 2019 and 2018, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Balance, beginning of period	$1,281	$1,461	$1,334	$1,401
Provision for (recovery of) loan losses	(350)	21	(414)	66
Charge-offs	—	(31)	(5)	(31)
Recoveries	341	9	357	24
Net (charge-offs) / Recoveries	341	(22)	352	(7)
Reclassification of reserve for off balance sheet commitments	(32)	—	(32)	—
Balance at end of period	$1,240	$1,460	$1,240	$1,460

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Balance, beginning of period	$952	$1,086	$1,040	$1,057
Provision for (recovery of) loan losses	35	17	(14)	50
Charge-offs	(12)	(40)	(65)	(57)
Recoveries	18	60	32	73
Net (charge-offs) / Recoveries	6	20	(33)	16
Reclassification of reserve for off balance sheet commitments	(54)	—	(54)	—
Balance at end of period	$939	$1,123	$939	$1,123

Total	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Balance, beginning of period	$2,233	$2,547	$2,374	$2,458
Provision for (recovery of) loan losses	(315)	38	(428)	116
Charge-offs	(12)	(71)	(70)	(88)
Recoveries	359	69	389	97
Net (charge-offs) / Recoveries	347	(2)	319	9
Reclassification of reserve for off balance sheet commitments	(86)	—	(86)	—
Balance at end of period	$2,179	$2,583	$2,179	$2,583

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2019 and December 31, 2018:

June 30, 2019
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$29	$1,774	$1,211	$224,782	$1,240	$226,556
Non-Commercial	126	3,218	813	144,792	939	148,010

Total	$155	$4,992	$2,024	$369,574	$2,179	$374,566

December 31, 2018
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$42	$1,359	$1,292	$217,592	$1,334	$218,951
Non-Commercial	112	3,119	928	147,900	1,040	151,019

Total	$154	$4,478	$2,220	$365,492	$2,374	$369,970

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

June 30, 2019
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$46	$—	$46	$61,406	$61,452	$—
Real estate - commercial	—	173	173	143,547	143,720	—
Other real estate construction	—	—	—	21,384	21,384	—
Real estate 1-4 family construction	—	—	—	6,906	6,906	—
Real estate - residential	767	760	1,527	73,765	75,292	—
Home equity	211	168	379	50,715	51,094	—
Consumer loans	32	—	32	12,674	12,706	—
Other loans	—	—	—	2,012	2,012	—

Total	$1,056	$1,101	$2,157	$372,409	$374,566	$—

December 31, 2018
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$54	$—	$54	$57,122	$57,176	$—
Real estate - commercial	—	273	$273	130,361	130,634	—
Other real estate construction	—	47	$47	31,094	31,141	—
Real estate 1-4 family construction	—	—	—	7,805	7,805	—
Real estate - residential	890	606	1,496	74,908	76,404	—
Home equity	100	118	218	52,323	52,541	—
Consumer loan	86	—	86	12,073	12,159	—
Other loans	—	—	—	2,110	2,110	—

Total	$1,130	$1,044	$2,174	$367,796	$369,970	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $115,000 in foreclosed residential real estate and $497,000 of residential real estate in process of foreclosure at June 30, 2019. At December 31, 2018, the Company had $371,000 in foreclosed residential real estate and $161,000 of residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
	(dollars in thousands)

Commercial	$—	$—
Real estate - commercial	173	273
Other real estate construction	—	47
Real estate 1 – 4 family construction	—	—
Real estate – residential	760	606
Home equity	168	118
Consumer loans	—	—
Other loans	—	—
	$1,101	$1,044

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2019 and December 31, 2018:

June 30, 2019
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$59,495	$1,950	$7	$—	$61,452
Real estate - commercial	137,847	4,426	1,447	—	143,720
Other real estate construction	19,205	1,866	313	—	21,384
Real estate 1 - 4 family construction	6,906	—	—	—	6,906
Real estate - residential	69,949	4,315	1,028	—	75,292
Home equity	49,986	940	168	—	51,094
Consumer loans	12,615	85	6	—	12,706
Other loans	2,012	—	—	—	2,012

Total	$358,015	$13,582	$2,969	$—	$374,566

December 31, 2018
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$55,883	$1,284	$9	$—	$57,176
Real estate - commercial	127,592	1,518	1,524	—	130,634
Other real estate construction	28,711	2,070	360	—	31,141
Real estate 1 - 4 family construction	7,805	—	—	—	7,805
Real estate - residential	69,900	5,470	1,034	—	76,404
Home equity	52,028	395	118	—	52,541
Consumer loans	12,085	73	1	—	12,159
Other loans	2,110	—	—	—	2,110

Total	$356,114	$10,810	$3,046	$—	$369,970

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2019 and December 31, 2018 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2019 and December 31, 2018:

June 30, 2019
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$61,452	$—	$61,452
Real estate - commercial	143,547	173	143,720
Other real estate construction	21,384	—	21,384
Real estate 1 – 4 family construction	6,906	—	6,906
Real estate – residential	74,532	760	75,292
Home equity	50,926	168	51,094
Consumer loans	12,706	—	12,706
Other loans	2,012	—	2,012

Total	$373,465	$1,101	$374,566

December 31, 2018
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$57,176	$—	$57,176
Real estate - commercial	130,361	273	130,634
Other real estate construction	31,094	47	31,141
Real estate 1 – 4 family construction	7,805	—	7,805
Real estate – residential	75,798	606	76,404
Home equity	52,423	118	52,541
Consumer loans	12,159	—	12,159
Other loans	2,110	—	2,110

Total	$368,926	$1,044	$369,970

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2019 and December 31, 2018.

June 30, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$5	$—	$5	$—
Real estate - commercial	1,724	536	1,188	26
Other real estate construction	45	—	45	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,023	1,023	2,000	97
Home equity	168	50	118	29
Consumer loans	27	—	27	—
Other loans	—	—	—	—

Total	$4,992	$1,609	$3,383	$155

December 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$7	$—	$7	$—
Real estate - commercial	1,258	93	1,165	38
Other real estate construction	632	47	47	4
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,005	901	2,104	110
Home equity	83	51	32	1
Consumer loans	31	—	31	1
Other loans	—	—	—	—

Total	$5,016	$1,092	$3,386	$154

	Three Months ended June 30, 2019		Three Months ended June 30, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$6	$—	$25	$—
Real estate - commercial	1,434	15	1,541	15
Other real estate construction	69	—	123	—
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,975	33	3,540	41
Home equity	124	3	66	2
Consumer loans	28	—	38	—
Other loans	—	—	—	—

Total	$4,636	$51	$5,333	$58

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$6	$—	$32	$—
Real estate - commercial	1,375	35	1,566	30
Other real estate construction	77	1	132	2
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,985	72	3,598	82
Home equity	110	4	55	2
Consumer loans	29	1	41	1
Other loans	—	—	—	—

Total	$4,582	$113	$5,424	$117

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

At June 30, 2019, the Company had $3.9 million in TDRs outstanding, of which one with a balance of $28,000 was on a non-accruing basis.

For the three and six months ended June 30, 2019 and 2018, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	1,629	857
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	1	$1,629	$857

For the three months ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	387	387
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$387	$387

For the six months ended June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	1,629	857
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	217	198
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$1,846	$1,055

For the six months ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	4	445	444
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$445	$444

During the twelve months ended for June 30, 2019, there were two TDRs for which there was a payment default. During the twelve months ended June 30, 2018, there was one TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $117,000 in the allowance for loan losses as of June 30, 2019, as a direct result of these TDRs. At June 30, 2018, there was $156,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loan modifications within the previous twelve months as of June 30, 2019 and 2018:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2019

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	5	895	4	1,847	—	—	2	282

Total	5	$895	4	$1,847	—	$—	2	$282

June 30, 2018

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	5	109	8	687	—	—	1	17

Total	5	$109	8	$687	—	$—	1	$17

The Company has not committed to fund any additional disbursements for TDRs as of June 30, 2019.

Note 9 - Leases

Operating leases in which we are the lessee are recorded as operating lease right of use (“ROU”) assets and operating lease liabilities, included in premises and equipment and other liabilities, respectively, on our consolidated balance sheet. We do not currently have any significant finance leases in which we are the lessee.

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

Our leases relate to three office locations, two of which are branch locations, with remaining terms of two to ten years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2019, operating lease ROU assets were $2.1 million and the lease liability was $2.2 million. Lease costs associated with all leases is $133,000 and $244,000 for the three and six months ended June 30, 2019, respectively.

The table below summarizes other information related to our operating leases:

Six Months Ended June 30,
2019
(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$169
Right-of-use assets obtained in exchange for new operating lease liabilities	2,107
Weighted-average remaining lease term - operating leases, in years	7.9
Weighted-average discount rate - operating leases	2.8%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2019
(in thousands)

2019	$188
2020	381
2021	347
2022	225
2023	229
2024 and thereafter	1,079
Total lease payments	2,449
Less: Interest	(280)
Present value of lease liabilities	2,169

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

At June 30, 2019, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$118,650
Credit card commitments	11,278
Standby letters of credit	1,044
Total commitments	$130,972

Note 11 – Fair Value Disclosures

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. ASC 820 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

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

Among the Company’s assets and liabilities, investment securities available for sale are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including other real estate owned, impaired loans, loans held for sale, which are carried at the lower of cost or market value; loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions; and goodwill, which is periodically tested for impairment. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

Prices for U.S. Treasury securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the “Level 1 input” column. Prices for government agency securities, mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the “Level 2 input” column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the “Level 3 input” column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the transfer of securities.

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

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$5,008	$5,008	$—	$—
U.S. Government agencies	33,003	—	33,003	$—
GSE - Mortgage-backed securities and CMO’s	32,320	—	32,320	—
State and political subdivisions	12,436	—	12,436	—
Corporate bonds	4,974	—	4,974	—

Total assets at fair value	$87,741	$5,008	$82,733	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$4,955	$4,955	$—	$—
U.S. Government agencies	51,916	—	51,916	—
GSE - Mortgage-backed securities and CMO’s	16,702	—	16,702	—
State and political subdivisions	12,955	—	12,955	—
Corporate bonds	4,771	—	4,771	—

Total assets at fair value	$91,299	$4,955	$86,344	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,228	$—	$—	$3,228
Other real estate owned	686	—	—	686
Total assets at fair value	$3,914	$—	$—	$3,914

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,279	$—	$—	$3,279
Other real estate owned	951	—	—	951

Total assets at fair value	$4,230	$—	$—	$4,230
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2019
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2018
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At June 30, 2019, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2019 and December 31, 2018 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at June 30, 2019 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2019 and December 31, 2018:

June 30, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$112,858	$112,853	$110,617	$2,236	$—
Securities available for sale	87,741	87,741	5,008	82,733	—
Securities held to maturity	10,639	10,704	—	10,704	—
Loans held for investment, net	374,566	373,442	—	—	373,442
Loans held for sale	2,517	2,517	—	2,517	—
Restricted stock	1,144	1,144	1,144	—	—
Loan servicing rights	1,657	3,338	—	3,338	—
Accrued interest receivable	1,733	1,733	—	—	1,733

FINANCIAL LIABILITIES
Deposits	$556,916	$530,741	$—	$530,741	$—
Short-term borrowings	839	839	—	839	—
Long-term borrowings	9,974	9,984	—	—	9,984
Accrued interest payable	47	47	—	—	47

December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$117,934	$117,901	$115,693	$2,208	$—
Securities available for sale	91,299	91,299	4,955	86,344	—
Securities held to maturity	10,837	10,750	—	10,750	—
Loans held for investment, net	367,596	364,636	—	—	364,636
Loans held for sale	4,800	4,800	—	4,800	—
Restricted stock	1,094	1,094	1,094	—	—
Mortgage servicing rights	1,850	3,455	—	3,455
Accrued interest receivable	1,763	1,763	—	—	1,763

FINANCIAL LIABILITIES
Deposits	566,901	521,508	—	521,508	—
Short-term borrowings	1,190	1,190	—	1,190	—
Long-term debt	9,974	10,086	—	—	10,086
Accrued interest payable	16	16	—	—	16

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate their fair values due to the short period of time until their expected realization and are recorded in Level 1, with the exception of time deposits due from banks that are in Level 2.

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

•

Restricted stock – It is not practicable to determine fair value of restricted stock, which is comprised of Federal Home Loan Bank and Federal Reserve Bank stock, due to restrictions placed on its transferability and it is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank stock.

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

At June 30, 2019, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

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

On July 17, 2019, FASB voted to propose a delay in implementation of CECL until January 2023 for certain companies, which includes smaller reporting companies (as defined by the SEC). The Company qualifies as a smaller reporting company. The Company is currently revising their implementation project plan to allow for additional time to evaluate the impact and effectively implement the standard.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018.

During the six months ended June 30, 2019, the Company’s total assets decreased $4.9 million, from $632.3 million to $627.4 million.

Cash and cash equivalents decreased $5.1 million during the six months ended June 30, 2019. Cash and due from banks increased $841,000, while interest-earning deposits with banks decreased $5.9 million. The decrease is directly related to the decrease in interest-bearing deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $3.8 million to $98.4 million for the six-month period ended June 30, 2019, due to contracted principal pay downs and maturities. At June 30, 2019, the Company had net unrealized gains on securities available for sale of $120,000, compared to net unrealized losses of $2.2 million as December 31, 2018. The significant improvement is directly related to the decline of the mid- to long-term bond yields during the second quarter of 2019.

Loans held for investment increased from $370 million to $374.6 million, an increase of $4.6 million for the six months. The Company experienced growth in the commercial real estate, commercial, and consumer loan segments during the first six months of 2019. The commercial real estate segment had the largest increase in the portfolio of 10.8% or $14.1 million. The largest decline is in the commercial real estate construction segment of $9.8 million or 31.3%. Loans held for sale decreased 47.6%, or $2.2 million, as many of the loans produced near year-end were not sold on the secondary market until 2019.

The allowance for loan losses was $2.2 million at June 30, 2019, which represented 0.58% of the total loan portfolio compared to $2.4 million or 0.64% of the total loan portfolio at December 31, 2018. During the second quarter of 2019, the Company reclassified its reserve for unfunded liabilities (i.e. lines of credit that were available, but not yet drawn by the customer) of $86,000 from allowance for loan loss to other liabilities.

Other changes in our consolidated assets are primarily related to premises and equipment, other real estate owned, prepaid assets, and other assets. Premises and equipment increased $2.0 million from $14.8 million at December 31, 2018 to $16.8 million at June 30, 2019, due to the adoption of ASU 2016-02, Leases, Topic 842 (“ASU 2016-02”). A $2.1 million right-of-use asset is recorded to reflect the applicable lease agreements held by the Company. Other real estate owned decreased $361,000. During the six months ended June 30, 2019, the Company sold four pieces of property totaling $368,000. The Company recorded $38,000 of losses associated with the sold property. Prepaid assets have increased $551,000 from December 31, 2018 to June 30, 2019, as a large 3-year prepaid invoice for company-wide insurance was paid. Other assets decreased $905,000, primarily due to the reduction in deferred tax based on the net unrealized gain/loss on securities.

Customer deposits, our primary funding source, experienced a $10 million decrease during the six-month period ended June 30, 2019, decreasing from $566.9 million to $556.9 million, a 1.8% decline. Demand noninterest-bearing checking increased $19.2 million and savings deposits increased $2.0 million. Interest checking and money market accounts decreased by $86.7 million. Time deposits greater than $250,000 increased by $49.8 million. One relationship moved $40 million from a money market to a time deposit and, in addition, transferred its remaining $45 million in money market funds to another institution. Other time deposits increased $5.6 million.

Total short-term borrowings decreased $351,000 for the period.

Other liabilities increased from $9.0 million at December 31, 2018 to $11.5 million at June 30, 2019, an increase of $2.5 million, of which $2.2 million is related to the adoption of ASU 2016-02, regarding the recognition of a lease liability to reflect the contractual lease obligations of the Company.

At June 30, 2019, total shareholders’ equity was $48.1 million, an increase of $2.9 million from December 31, 2018. Net income for the six-month period was $1.6 million. Unrealized gains/losses on investment securities, net of tax, improved by $1.8 million. The

Company repurchased 54,479 shares of common stock for a total value of $270,000 during the first six months of 2019. The Company paid $280,000 in dividends attributed to noncontrolling interest during the first six months of 2019.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $951,000 for the three months ended June 30, 2019, as compared to $467,000 for the three months ended June 30, 2018, an increase of $484,000. Net income available to common shareholders was $811,000, or $0.11 per common share, at June 30, 2019, compared to $326,000, or $0.04 per common share, at June 30, 2018. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended June 30, 2019 was $5.0 million, compared to $4.9 million for the three months ended June 30, 2018, an increase of $97,000. During the second quarter of 2019, the average yield on our interest-earning assets increased sixteen basis points to 3.99%, as the average rate we paid for our interest-bearing liabilities increased forty-four basis points to 0.83%. The aforementioned changes resulted in a lower interest rate spread of 3.16% as of June 30, 2019, compared to 3.44% as of June 30, 2018. Our net interest margin was 3.38% and 3.54% for the comparable periods in 2019 and 2018, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended June 30, 2019 and 2018:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2019	2018	2019	2018	2019	2018
Interest-earning assets:
Taxable securities	$82,866	$85,170	$386	$374	1.87%	1.76%
Nontaxable securities (1)	16,839	17,495	104	110	3.10%	3.20%
Short-term investments	125,399	88,255	687	365	2.20%	1.66%
Taxable loans	365,105	360,202	4,680	4,403	5.14%	4.90%
Non-taxable loans (1)	8,871	10,581	55	66	3.14%	3.17%
Total interest-earning assets	599,080	561,703	5,912	5,318	3.99%	3.83%

Interest-bearing liabilities:
Interest-bearing deposits	429,304	408,331	762	269	0.71%	0.26%
Short-term borrowed funds	1,207	1,848	5	4	1.66%	0.87%
Long-term debt	9,972	9,538	141	138	5.67%	5.80%
Total interest bearing liabilities	440,483	419,717	908	411	0.83%	0.39%

Net interest spread	$158,597	$141,986	$5,004	$4,907	3.16%	3.44%

Net interest margin (1) (% of earning assets)					3.38%	3.54%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate.

Provision and Allowance for Loan Losses

The recovery for loan losses was $315,000 for the three months ending June 30, 2019, compared to a provision of $38,000 for the same period in 2018. There were net loan recoveries of $347,000 for the three months ended June 30, 2019, as compared with net loan charge offs of $2,000 during the same period of 2018. Refer to the Asset Quality discussion below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased slightly by $36,000 for the three-month period ending June 30, 2019, as compared to the same period in 2018. The primary factor contributing to the overall increase was an increase in income from mortgage loan sales of $218,000, increasing from $869,000 for the quarter ended June 30, 2018 to $1.1 million for the same period in 2019. Stronger production due to the continued expansion in the Mecklenburg County market has impacted revenue from our mortgage division. Furthermore, valuation adjustments for assets in a rabbi trust for the supplemental employee retirement plans resulted in a decrease of other income by $151,000 from June 30, 2018 to June 30, 2019.

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

	Three Months Ended June 30,
	2019	2018
	(in thousands)

Income from debit card transactions	$389	$350
Income from credit card transactions	112	75
Gross interchange and transaction fee income	501	425
Network costs - debit card	152	179
Network costs - credit card	145	102
Total	$204	$144

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2019 declined $197,000 from $6.5 million at June 30, 2018, compared to $6.3 million for the same period of 2019. Salaries and benefits, the largest component of noninterest expense, increased $131,000 to account for wage and benefit cost increases

This increase is offset by declines in both data processing and other noninterest expense. Data processing decreased $111,000 from $283,000 for the quarter ended June 30, 2018 to $172,000 for the same period in 2019, due to one-time de-conversion expenses in 2018.

The table below reflects the composition of other noninterest expense.

	Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Postage	$44	$55
Telephone and data lines	46	45
Insurance expense	56	102
Shareholder relations expense	37	35
Dues and subscriptions	71	66
Other	231	335
Total	$485	$638

Income Tax Expense

The Company had income tax expense of $277,000 for the three months ended June 30, 2019 at an effective tax rate of 22.6%, compared to income tax expense of $78,000 at an effective tax rate of 14.3% in the comparable 2018 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans, and income earned on bank owned life insurance. In 2019, the effective tax rate increased due to less impact from tax-free instruments.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.6 million for the six months ended June 30, 2019, as compared to $701,000 for the six months ended June 30, 2018, an increase of $940,000. Net income available to common shareholders was $1.4 million, or $0.19 per common share, at June 30, 2019, compared to $417,000, or $0.06 per common share, at June 30, 2018. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2019 was $10.2 million, compared to $9.6 million for the six months ended June 30, 2018, an increase of $620,000. During 2019, the average yield on our interest-earning assets increased seventeen basis points to 4.01%, as the average rate we paid for our interest-bearing liabilities increased thirty-eight basis points to 0.75%. The aforementioned changes resulted in a lower interest rate spread of 3.26% as of June 30, 2019, compared to 3.47% as of June 30, 2018. Our net interest margin was 3.46% and 3.56% for the comparable periods in 2019 and 2018, respectively.

The following table presents average balance sheet and a net interest income analysis for the six months ended June 30, 2019 and 2018:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2019	2018	2019	2018	2019	2018
Interest-earning assets:
Taxable securities	$83,671	$86,438	$776	$771	1.87%	1.80%
Nontaxable securities (1)	16,995	17,726	210	224	3.12%	3.23%
Short-term investments	127,055	78,067	1,480	642	2.35%	1.66%
Taxable loans	364,110	356,566	9,290	8,592	5.15%	4.86%
Non-taxable loans (1)	8,993	10,717	112	133	3.15%	3.17%
Total interest-earning assets	600,824	549,514	11,868	10,362	4.01%	3.84%

Interest-bearing liabilities:
Interest-bearing deposits	434,726	403,354	1,359	486	0.63%	0.24%
Short-term borrowed funds	1,326	1,912	11	7	1.67%	0.74%
Long-term debt	9,973	9,536	282	273	5.72%	5.77%
Total interest-bearing liabilities	446,025	414,802	1,652	766	0.75%	0.37%

Net interest spread	$154,799	$134,712	$10,216	$9,596	3.26%	3.47%

Net interest margin (1) (% of earning assets)					3.46%	3.56%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate.

Provision and Allowance for Loan Losses

The recovery for loan losses was $428,000 for the six months ending June 30, 2019, compared to a provision of $116,000 for the same period in 2018. There were net loan recoveries of $319,000 for the six months ended June 30, 2019, as compared with net loan recoveries of $9,000 during the same period of 2018. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased by $110,000 for the six-month period ending June 30, 2019, as compared to the same period in 2018. The primary factor contributing to the overall decrease was a decrease of $404,000 in other income. This decrease is due to valuation adjustments on the assets held in a rabbi trust for the supplemental employee retirement plans.

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

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Income from debit card transactions	$731	$647
Income from credit card transactions	219	157
Gross interchange and transaction fee income	950	804
Network costs - debit card	313	332
Network costs - credit card	239	186
Total	$398	$286

Noninterest Expense

Noninterest expense for the six months ended June 30, 2019 declined $210,000 from $12.7 million at June 30, 2018, compared to $12.5 million for the same period of 2019. Salaries and benefits, the largest component of noninterest expense, increased $318,000 to account for wage and benefit cost increases.

This increase is offset by declines in data processing, professional fees and services, and other noninterest expense. Data processing decreased $139,000 from $533,000 for the six months ended June 30, 2018 to $394,000 for the same period in 2019, due to one-time de-conversion expenses in 2018. Professional fees and services decreased $110,000 from $462,000 for the six months ended June 30, 2018 to $352,000 for the same period in 2019, due to consulting and training expenses regarding the core conversion project in 2018.

The table below reflects the composition of other noninterest expense.

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Postage	$108	$104
Telephone and data lines	92	90
Loan costs	145	179
Shareholder relations expense	77	74
Dues and subscriptions	132	133
Other	357	627
Total	$911	$1,207

Income Tax Expense

The Company had income tax expense of $460,000 for the six months ended June 30, 2019 at an effective tax rate of 21.9% compared to income tax expense of $136,000 with an effective tax rate of 16.2% in the comparable 2018 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2019, the effective tax rate increased due to less impact from tax-free instruments.

Asset Quality

During the second quarter of 2019, the Company transitioned its current in-house incurred loss allowance for loan loss model to an external vendor incurred loss model that is CECL-ready. The overall financial impact related to switching models is considered immaterial. As a result of the change in models, there has been a change is methodology.

For example, default in the allowance for loan loss model is now considered 90 days past due, whereas default was defined as a charge-off event in the previous model. This increases the probabilities of default for the Company, but reduces the loss given default ratio in the portfolio.

Probabilities of default are now more representative of the Company’s customers. Previously, an analysis was performed with a sample of North Carolina consumers to calculate the probabilities of default by credit score. In the new model, the Company is able to track probabilities of default based on historical information of loans in the portfolio. This is the largest impact of the model transition, resulting in an immaterial recovery of provision for loan loss.

In addition, the Company now uses better defined qualitative factors including qualitative factors to model recessionary impact to expected loss based on historical impact, current volatility in the market, and management’s analysis of local economic factors and industry-specific outlooks.

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and decreased by recoveries of amounts previously charged off and is reduced by recovery of provisions and loans charged off. Management continuously evaluates the adequacy of the allowance for loan losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions, and other relevant factors. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the underlying collateral less the selling costs. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

Management uses a risk-grading program designed to evaluate the credit risk in the loan portfolio. In this program, risk grades are initially assigned by loan officers then reviewed and monitored by credit administration. This process includes the maintenance of an internally classified loan list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history, and the current delinquent status. Because of this process, certain loans are deemed to be impaired and evaluated as an impaired loan.

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

At June 30, 2019, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs, and other loans deemed by management to be impaired, were $5.0 million, compared to $4.5 million at December 31, 2018, a net increase of $514,000. Total nonaccrual loans, which are a component of impaired loans, increased from $1.0 million at December 31, 2018 to $1.1 million at June 30, 2019. During the first six months of 2019, four additional loans totaling $681,000 were added to impaired loans.  That was offset by the pay-off of five impaired relationships totaling $302,000 as well as net pay downs of $135,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased six basis points from 0.64% at December 31, 2018 to 0.58% at June 30, 2019. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.61% at December 31, 2018 and 0.55% at June 30, 2019. The decrease is attributable to a continued improvement in the credit quality of the current portfolio as charge offs remain low and classified assets continue to improve. Additionally, $86,000, or 0.02%, of the collectively evaluated allowance was reclassified to other liabilities, which represents the reserve associated with exposures on loans not yet funded, such as credit limits available. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 3.43% to 3.11% for the same periods, mainly due to a $535,000 relationship that was deemed impaired during the second quarter of 2019 due to its TDR classification, though no reserve is recognized based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and volatility. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience. An additional calculation based on economic uncertainty is added to the probable losses, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve for qualitative factors based on management’s discretion of economic conditions form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either own a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first quarter, the average effective credit score of the portfolio, excluding loans in default, rose from 766 to 768. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

The ratio of nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased slightly from 0.28% at December 31, 2018, to 0.29% at June 30, 2019.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $361,000 during the first six months of 2019. The Company sold four pieces of foreclosed property totaling $368,000, realizing a loss of $38,000. The Company had no write-downs for the period ending June 30, 2019. There have been no loans foreclosed on during the first six months of 2019.

Troubled debt restructured loans at June 30, 2019 totaled $3.9 million compared to $3.4 million at December 31, 2018 and are included in impaired loans. At June 30, 2019, there was one troubled debt restructured loan in nonaccrual status, which had a balance of $28,000.

The following table shows the comparison of nonperforming assets at June 30, 2019 to December 31, 2018:

Nonperforming Assets

(dollars in thousands)

	June 30, 2019	December 31, 2018
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	1,101	1,044
Other real estate owned	686	1,047
Total nonperforming assets	$1,787	$2,091

Allowance for loans losses	$2,179	$2,374
Nonperforming loans to total loans	0.29%	0.28%
Allowance for loan losses to total loans	0.58%	0.64%
Nonperforming assets to total assets	0.28%	0.33%
Allowance for loan losses to nonperforming loans	197.91%	227.39%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at June 30, 2019, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $71.3 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $20.6 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources include $9.5 million of junior subordinated debt and notes payable of $440,000 at both June 30, 2019 and December 31, 2018.

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

The Basel III rules began to phase in for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements effective on January 1, 2019. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level. As of June 30, 2019, the Bank continues to exceed minimum capital standards and remain well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2019, the Company had $9.5 million in subordinated debt outstanding, of which $7.6 million qualifies as Tier 2 capital. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2019 and have no current plans to do so.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since December 31, 2018, detail of which is presented on page 77 of our 2018 Annual Report to Shareholders, filed as Exhibit 13 with our 2018 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2019. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2019.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2019 Through April 30, 2019	—	$—	—	$—
May 1, 2019 Through May 31, 2019	—	$—	—	$—
June 1, 2019 Through June 30, 2019	25,165	$4.95	—	$—
Total	25,165	$4.95	—	$—

(1)

Trades of the Company’s common stock are quoted on the OTC Pink Market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 6, 2019	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 6, 2019	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer