Form 10-Q
period 2019-09-30
UWHARRIE CAPITAL CORP
filed 2019-11-05
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,975,734 shares of common stock outstanding as of October 31, 2019.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	September 30, 2019 (Unaudited)	December 31, 2018*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,003	$4,473
Interest-earning deposits with banks	141,926	113,461
Securities available for sale, at fair value	92,538	91,299
Securities held to maturity, at amortized cost (fair value $10,533 and $10,750, respectively)	10,461	10,837
Loans held for sale	3,240	4,800
Loans:
Loans held for investment	369,475	369,970
Less allowance for loan losses	(2,071)	(2,374)
Net loans held for investment	367,404	367,596
Premises and equipment, net	16,733	14,800
Interest receivable	1,510	1,763
Restricted stock	1,144	1,094
Bank-owned life insurance	8,758	8,671
Other real estate owned	718	1,047
Prepaid assets	833	558
Other assets	10,591	11,905
Total assets	$660,859	$632,304

LIABILITIES
Deposits:
Demand noninterest-bearing	$149,835	$129,714
Interest checking and money market accounts	265,903	324,391
Savings deposits	57,018	54,784
Time deposits, $250,000 and over	57,649	7,920
Other time deposits	58,848	50,092
Total deposits	589,253	566,901
Short-term borrowed funds	503	1,190
Long-term debt	10,360	9,974
Interest payable	53	16
Other liabilities	11,783	9,048
Total liabilities	611,952	587,129

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,975,734 and 7,126,541, respectively	8,720	8,908
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,323	12,885
Undivided profits	16,608	14,421
Accumulated other comprehensive income (loss)	601	(1,694)
Total Uwharrie Capital shareholders’ equity	38,252	34,520
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	48,907	45,175
Total liabilities and shareholders’ equity	$660,859	$632,304

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,840	$4,680	$14,242	$13,405
Investment securities
U.S. Treasury	33	12	98	12
U.S. Government agencies and corporations	390	304	1,083	1,055
State and political subdivisions. non-taxable	98	110	308	334
State and political subdivisions, taxable	11	9	29	29
Interest-earning deposits with banks and federal funds sold	678	539	2,158	1,181
Total interest income	6,050	5,654	17,918	16,016

Interest Expense
Interest checking and money market accounts	333	269	1,101	605
Savings deposits	25	38	78	63
Time deposits, $250,000 and over	265	10	567	43
Other time deposits	188	55	424	147
Short-term borrowed funds	2	5	13	12
Long-term debt	145	138	427	411
Total interest expense	958	515	2,610	1,281
Net interest income	5,092	5,139	15,308	14,735
Provision for (recovery of) loan losses	(80)	(24)	(508)	92
Net interest income after provision for (recovery of) loan losses	5,172	5,163	15,816	14,643

Noninterest Income
Service charges on deposit accounts	335	292	1,003	865
Interchange and card transaction fees, net	229	190	627	476
Other service fees and commissions	658	650	1,987	1,940
Gain (loss) on sale of securities (includes reclassification of ($35,000), $0, ($35,000), and $0 from accumulated other comprehensive income)	(35)	—	(35)	—
Income from mortgage loan sales	1,197	730	2,776	2,261
Other income	204	119	185	504
Total noninterest income	2,588	1,981	6,543	6,046

Noninterest Expense
Salaries and employee benefits	4,284	4,074	12,669	12,141
Net occupancy expense	422	447	1,245	1,207
Equipment expense	187	220	546	555
Data processing costs	163	206	557	739
Office supplies and printing	20	59	80	134
Foreclosed real estate expense	100	13	160	85
Professional fees and services	306	280	658	742
Marketing and donations	144	196	521	616
Electronic banking expense	106	98	307	297
Software amortization and maintenance	249	239	693	686
FDIC insurance	—	54	132	185
Other noninterest expense	616	503	1,527	1,710
Total noninterest expense	6,597	6,389	19,095	19,097
Income before income taxes	1,163	755	3,264	1,592
Income taxes	195	112	655	248
Net income	$968	$643	$2,609	$1,344

Consolidated net income	$968	$643	$2,609	$1,344
Less: net income attributable to noncontrolling interest	(142)	(144)	(422)	(428)
Net income attributable to Uwharrie Capital Corp and common shareholders	826	499	2,187	916
Net income per common share
Basic	$0.12	$0.07	$0.31	$0.13
Diluted	$0.12	$0.07	$0.31	$0.13
Weighted average shares outstanding
Basic	7,041,505	7,237,022	7,087,176	7,246,938
Diluted	7,041,505	7,237,022	7,087,176	7,246,938

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Net income	$968	$643	$2,609	$1,344

Unrealized gain (loss) on available for sale securities	626	(346)	2,946	(1,587)
Related tax effect	(146)	80	(679)	362
Reclassification of loss recognized in net income	35	—	35	—
Related tax effect	(7)	—	(7)	—

Total other comprehensive income (loss)	508	(266)	2,295	(1,225)

Comprehensive income (loss)	1,476	377	4,904	119

Less: Comprehensive income attributable to noncontrolling interest	(142)	(144)	(422)	(428)

Comprehensive income (loss) attributable to Uwharrie Capital	$1,334	$233	$4,482	$(309)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, June 30, 2018	7,100,749	$8,876	$12,762	$13,699	$(2,066)	$10,654	$43,925
Net Income	—	—	—	499	—	144	643
Repurchase and retirement of common stock	(81,145)	(102)	(348)	—	—	—	(450)
Other comprehensive (loss)	—	—	—	—	(266)	—	(266)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(106)	(106)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, September 30, 2018	7,019,604	$8,774	$12,414	$14,198	$(2,332)	$10,655	$43,709

Balance, June 30, 2019	7,072,062	$8,840	$12,683	$15,782	$93	$10,655	$48,053
Net Income	—	—	—	826	—	142	968
Repurchase and retirement of common stock	(96,328)	(120)	(360)	—	—	—	(480)
Other comprehensive income	—	—	—	—	508	—	508
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, September 30, 2019	6,975,734	$8,720	$12,323	$16,608	$601	$10,655	$48,907

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2017	7,112,853	$8,891	$12,824	$13,282	$(1,107)	$10,650	$44,540
Net Income	—	—	—	916	—	428	1,344
Repurchase and retirement of common stock	(106,627)	(133)	(459)	—	—	—	(592)
Stock options exercised	13,378	16	49	—	—	—	65
Other comprehensive (loss)	—	—	—	—	(1,225)	—	(1,225)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(312)	(312)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(111)	(111)
Balance, September 30, 2018	7,019,604	$8,774	$12,414	$14,198	$(2,332)	$10,655	$43,709

Balance, December 31, 2018	7,126,541	$8,908	$12,885	$14,421	$(1,694)	$10,655	$45,175
Net Income	—	—	—	2,187	—	422	2,609
Repurchase and retirement of common stock	(150,807)	(188)	(562)	—	—	—	(750)
Other comprehensive income	—	—	—	—	2,295	—	2,295
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(111)	(111)
Balance, September 30, 2019	6,975,734	$8,720	$12,323	$16,608	$601	$10,655	$48,907

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,609	$1,344
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	800	792
Provision for (recovery of) loan losses	(508)	92
Loss on sale of securities available for sale	35	—
Gain on sale of premises and equipment	(4)	—
Loss on sale of OREO	38	35
OREO write-downs	105	—
Net amortization of premium on investment securities AFS	460	660
Net amortization of premium on investment securities HTM	105	112
Net amortization of mortgage servicing rights	533	513
Originations and purchases of mortgage loans for sale	(91,282)	(67,516)
Proceeds from sales of mortgage loans for sale	92,317	69,471
Accrued interest receivable	253	28
Prepaid assets	(275)	78
Cash surrender value of life insurance	(87)	(96)
Miscellaneous other assets	620	(834)
Accrued interest payable	37	(136)
Miscellaneous other liabilities	2,649	1,132
Net cash provided by operating activities	8,405	5,675

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	3,513	—
Proceeds from maturities, calls & paydowns of investment securities held to maturity	271	475
Proceeds from maturities, calls & paydowns of investment securities available for sale	20,200	6,025
Purchase of investment securities available for sale	(22,466)	(5,000)
Net change in restricted stock	(50)	(27)
Net (increase) decrease in loans	649	(21,212)
Purchase of premises and equipment	(2,899)	(913)
Proceeds from sale of OREO	323	1,388
Proceeds from sales of premises, equipment and other assets	170	—
Net cash used by investing activities	(289)	(19,264)

Cash flows from financing activities
Net increase in deposit accounts	22,352	60,914
Net decrease in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	(687)	(447)
Proceeds from long-term borrowings	—	400
Proceeds from call and reissuance of junior subordinated debenture	386	—
Common stock repurchased	(750)	(592)
Exercise of stock options	—	65
Dividends paid on preferred stock (noncontrolling interest)	(422)	(428)
Net cash provided by financing activities	20,879	59,912
Increase in cash and cash equivalents	28,995	46,323
Cash and cash equivalents, beginning of period	117,934	70,403
Cash and cash equivalents, end of period	$146,929	$116,726

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,574	$1,417
Income taxes paid	688	340
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$2,295	$(1,225)
Loans transferred to foreclosed real estate	137	160
Mortgage servicing rights capitalized	476	240

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

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

At the time of adoption, Uwharrie Capital Corp currently had two properties that were considered in-scope for application of ASU 2016-02. The Company has recognized a $2.0 million operating lease right-of-use asset (“ROU”), which is included in premises and equipment on the balance sheet, and a corresponding $2.1 million operating lease liability, recorded in other liabilities on the balance sheet. See Note 9 – Leases for additional information.

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

The following table presents the changes in accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)

Beginning balance	$93	$(2,066)	$(1,694)	$(1,107)

Other comprehensive income (loss) before reclassifications, net of ($160), $80, ($693) and $362 tax effect, respectively	480	(266)	2,267	(1,225)

Amounts reclassified from accumulated other comprehensive income, net of ($7) , $0, ($7) and $0 tax effect, respectively	28	—	28	—

Net current-period other comprehensive income (loss)	508	(266)	2,295	(1,225)

Ending balance	$601	$(2,332)	$601	$(2,332)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2019 or December 31, 2018.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The computation of basic and diluted earnings per share is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Weighted average number of common shares outstanding	7,041,505	7,237,022	7,087,176	7,246,938

Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,041,505	7,237,022	7,087,176	7,246,938

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,967	$42	$—	$5,009
U.S. Government agencies	28,409	23	138	28,294
GSE - Mortgage-backed securities and CMO’s	39,378	691	155	39,914
State and political subdivisions	13,982	350	1	14,331
Corporate bonds	5,021	7	38	4,990
Total securities available for sale	$91,757	$1,113	$332	$92,538

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$578	$11	$—	$589
State and political subdivisions	6,839	50	—	6,889
Corporate bonds	3,044	11	—	3,055
Total securities held to maturity	$10,461	$72	$—	$10,533

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,944	$11	$—	$4,955
U.S. Government agencies	52,935	47	1,066	51,916
GSE - Mortgage-backed securities and CMO’s	17,217	—	515	16,702
State and political subdivisions	13,373	5	423	12,955
Corporate bonds	5,030	6	265	4,771
Total securities available for sale	$93,499	$69	$2,269	$91,299

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$855	$—	$12	$843
State and political subdivisions	6,877	6	61	6,822
Corporate bonds	3,105	—	20	3,085
Total securities held to maturity	$10,837	$6	$93	$10,750

At September 30, 2019 and December 31, 2018, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock of $635,000 and $585,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2019.

Results from sales of securities available for sale for the three and nine-month periods ended September 30, 2019 and September 30, 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Gross proceeds from sales	$3,513	$—	$3,513	$—

Realized gains from sales	$—	$—	$—	$—
Realized losses from sales	35	—	35	—
Net realized gains (losses)	$(35)	$—	$(35)	$—

At September 30, 2019 and December 31, 2018, securities available for sale with a carrying amount of $69.1 million and $71.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018. These unrealized losses on investment securities are a result of temporary fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline, and are in no way a reflection of the credit quality of the investments. At September 30, 2019, the unrealized losses on available for sale securities less than twelve months related to three government agency bonds, four GSE mortgage backed securities, and one state and political subdivision bond. The Company had five government agency bonds, eleven GSE mortgage backed securities, and one corporate bond at September 30, 2019, that had been in a loss position for twelve months or more. At September 30, 2019, there were no unrealized losses on held to maturity securities.  At December 31, 2018, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, one GSE mortgage backed security, and one corporate bond. At December 31, 2018, the Company had sixteen government agency bonds, sixteen GSE mortgage backed securities, eight state and political subdivision bonds, and one corporate bond that had been in a loss position for twelve months or more. At December 31, 2018, the unrealized losses for less than twelve months on held to maturity securities related to two corporate bonds and two state and political subdivision bonds. The unrealized losses for twelve months or more on the held to maturity portfolio for December 31, 2018 related to one government agency and six state and political subdivision bonds.

	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$11,971	$35	$12,290	$103	$24,261	$138
GSE-Mortgage-backed securities and CMO’s	15,915	55	9,420	100	25,335	155
State and political subdivisions	715	1	—	—	715	1
Corporate bonds	—	—	2,172	38	2,172	38
Total securities available for sale	$28,601	$91	$23,882	$241	$52,483	$332

	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Securities held to maturity temporary impairment
State and political subdivisions	$—	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$1,924	$29	$47,814	$1,037	$49,738	$1,066
GSE-Mortgage-backed securities and CMO’s	526	6	15,602	509	16,128	515
State and political subdivisions	—	—	11,109	423	11,109	423
Corporate bonds	1,989	224	1,971	41	3,960	265
Total securities available for sale	$4,439	$259	$76,496	$2,010	$80,935	$2,269

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$843	$12	$843	$12
State and political subdivisions	755	6	5,157	55	5,912	61
Corporate bonds	3,085	20	—	—	3,085	20
Total securities held to maturity	$3,840	$26	$6,000	$67	$9,840	$93

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At September 30, 2019, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2019 by remaining contractual maturity are as follows:

	September 30, 2019
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due after one but within five years	4,967	5,009	2.66%
	4,967	5,009	2.66%
U.S. Government agencies
Due within twelve months	2,503	2,502	1.79%
Due after one but within five years	18,952	18,920	1.55%
Due after five but within ten years	6,954	6,872	1.99%
	28,409	28,294	1.68%
Mortgage-backed securities
Due after one but within five years	7,273	7,257	1.99%
Due after five but within ten years	17,073	17,715	2.61%
Due after ten years	15,032	14,942	2.38%
	39,378	39,914	2.41%
State and political subdivisions
Due after one but within five years	1,335	1,337	3.64%
Due after five but within ten years	1,406	1,425	2.73%
Due after ten years	11,241	11,569	3.02%
	13,982	14,331	3.05%
Corporate bonds
Due within twelve months	803	807	3.49%
Due after one but within five years	4,218	4,183	2.61%
	5,021	4,990	2.75%
Total securities available for sale
Due within twelve months	3,306	3,309	2.20%
Due after one but within five years	36,745	36,706	1.99%
Due after five but within ten years	25,433	26,012	2.44%
Due after ten years	26,273	26,511	2.65%
	$91,757	$92,538	2.31%

	September 30, 2019
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after one but within five years	$578	$589	2.69%
	578	589	2.69%
State and political subdivisions
Due within twelve months	1,503	1,504	1.87%
Due after one but within five years	4,405	4,453	2.40%
Due after five but within ten years	931	932	2.15%
	6,839	6,889	2.25%
Corporate Bonds
Due within twelve months	3,044	3,055	2.76%
	3,044	3,055	2.76%
Total securities held for maturity
Due within twelve months	4,547	4,559	2.47%
Due after one but within five years	4,983	5,042	2.44%
Due after five but within ten years	931	932	2.15%
	$10,461	$10,533	2.42%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Commercial
Commercial	$58,373	$57,176
Real estate - commercial	142,971	130,634
Other real estate construction loans	22,348	31,141
Noncommercial
Real estate 1-4 family construction	6,970	7,805
Real estate - residential	72,652	76,564
Home equity	51,629	52,541
Consumer loans	13,001	12,159
Other loans	1,800	2,110
	369,744	370,130
Less:
Allowance for loan losses	(2,071)	(2,374)
Deferred loan (fees) costs, net	(269)	(160)

Loans held for investment, net	$367,404	$367,596

Note 7 – Allowance for Loan Losses

During the second quarter of 2019, the Company transitioned its in-house incurred loss allowance for loan loss model to an external vendor incurred-loss model that is designed to comply with the current expected credit loss, or CECL, accounting standard for establishing allowances for loan losses. This new accounting standard will be effective for the Company in 2023. See Note 13 for additional information regarding CECL. The overall financial impact related to switching models is considered immaterial. As a result of the change in models, there has also been a change in the methodology.

For example, default in the allowance for loan loss model is now considered 90 days past due, whereas default was defined as a charge-off event in the previous model. This increases the probabilities of default for the Company, but reduces the loss given default ratio in the portfolio.

Probabilities of default are now more representative of the Company’s customers. Previously, an analysis was performed with a sample of North Carolina consumers to calculate the probabilities of default by credit score. In the new model, the Company is able to track probabilities of default based on historical information of loans in the portfolio. This is the largest impact of the model transition, resulting in an immaterial recovery of provision for loan losses.

In addition, the Company now uses better defined qualitative factors including qualitative factors to model recessionary impact to expected loss based on historical impact, current volatility in the market, and management’s analysis of local economic factors and industry-specific outlooks.

The following table shows the change in the allowance for loss losses by loan segment for the three and nine months ended September 30, 2019 and 2018, respectively:

Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)

Balance, beginning of period	$1,243	$1,460	$1,334	$1,401
Provision for (recovery of) loan losses	(61)	(17)	(472)	49
Charge-offs	(5)	(156)	(10)	(187)
Recoveries	6	10	363	34
Net (charge-offs) / Recoveries	1	(146)	353	(153)
Reclassification of reserve for off balance sheet commitments	—	—	(32)	—
Balance at end of period	$1,183	$1,297	$1,183	$1,297

Non-Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)

Balance, beginning of period	$936	$1,123	$1,040	$1,057
Provision for (recovery of) loan losses	(19)	(7)	(36)	43
Charge-offs	(51)	(58)	(116)	(115)
Recoveries	22	10	54	83
Net (charge-offs) / Recoveries	(29)	(48)	(62)	(32)
Reclassification of reserve for off balance sheet commitments	—	—	(54)	—
Balance at end of period	$888	$1,068	$888	$1,068

Total	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)

Balance, beginning of period	$2,179	$2,583	$2,374	$2,458
Provision for (recovery of) loan losses	(80)	(24)	(508)	92
Charge-offs	(56)	(214)	(126)	(302)
Recoveries	28	20	417	117
Net (charge-offs) / Recoveries	(28)	(194)	291	(185)
Reclassification of reserve for off balance sheet commitments	—	—	(86)	—
Balance at end of period	$2,071	$2,365	$2,071	$2,365

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2019 and December 31, 2018:

September 30, 2019
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$40	$3,679	$1,143	$220,013	$1,183	$223,692
Non-Commercial	106	3,219	782	142,564	888	145,783

Total	$146	$6,898	$1,925	$362,577	$2,071	$369,475

December 31, 2018
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$42	$1,359	$1,292	$217,592	$1,334	$218,951
Non-Commercial	112	3,119	928	147,900	1,040	151,019

Total	$154	$4,478	$2,220	$365,492	$2,374	$369,970

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following table summarizes the past due information of the loan portfolio by class:

September 30, 2019
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$58	$—	$58	$58,315	$58,373	$—
Real estate - commercial	—	2,092	2,092	140,879	142,971	—
Other real estate construction	—	—	—	22,348	22,348	—
Real estate 1-4 family construction	—	—	—	6,970	6,970	—
Real estate - residential	536	805	1,341	71,042	72,383	—
Home equity	80	167	247	51,382	51,629	—
Consumer loans	28	—	28	12,973	13,001	—
Other loans	—	—	—	1,800	1,800	—

Total	$702	$3,064	$3,766	$365,709	$369,475	$—

December 31, 2018
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$54	$—	$54	$57,122	$57,176	$—
Real estate - commercial	—	273	$273	130,361	130,634	—
Other real estate construction	—	47	$47	31,094	31,141	—
Real estate 1-4 family construction	—	—	—	7,805	7,805	—
Real estate - residential	890	606	1,496	74,908	76,404	—
Home equity	100	118	218	52,323	52,541	—
Consumer loan	86	—	86	12,073	12,159	—
Other loans	—	—	—	2,110	2,110	—

Total	$1,130	$1,044	$2,174	$367,796	$369,970	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $148,000 in foreclosed residential real estate and $388,000 of residential real estate in process of foreclosure at September 30, 2019. At December 31, 2018, the Company had $371,000 in foreclosed residential real estate and $161,000 of residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
	(dollars in thousands)

Commercial	$—	$—
Real estate - commercial	2,092	273
Other real estate construction	—	47
Real estate 1 – 4 family construction	—	—
Real estate – residential	805	606
Home equity	167	118
Consumer loans	—	—
Other loans	—	—
	$3,064	$1,044

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and to measure the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by the loan officers and reviewed and monitored by the lenders and credit administration. The program has eight risk grades summarized in five categories as follows:

Pass: Loans that are pass grade credits include loans that are fundamentally sound, with risk factors that are reasonable and acceptable. They generally conform to policy with only minor exceptions; any major exceptions are clearly mitigated by other economic factors.

Watch: Loans that are watch credits include loans on management’s watch list where a risk concern may be anticipated in the near future.

Substandard: Loans that are considered substandard are loans that are inadequately protected by current sound net worth and paying capacity of the obligor or the value of the collateral pledged. All nonaccrual loans are graded as substandard.

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2019 and December 31, 2018:

September 30, 2019
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$56,407	$1,961	$5	$—	$58,373
Real estate - commercial	137,084	1,399	4,488	—	142,971
Other real estate construction	20,320	1,715	313	—	22,348
Real estate 1 - 4 family construction	6,970	—	—	—	6,970
Real estate - residential	67,562	3,752	1,069	—	72,383
Home equity	50,524	938	167	—	51,629
Consumer loans	12,914	82	5	—	13,001
Other loans	1,800	—	—	—	1,800

Total	$353,581	$9,847	$6,047	$—	$369,475

December 31, 2018
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$55,883	$1,284	$9	$—	$57,176
Real estate - commercial	127,592	1,518	1,524	—	130,634
Other real estate construction	28,711	2,070	360	—	31,141
Real estate 1 - 4 family construction	7,805	—	—	—	7,805
Real estate - residential	69,900	5,470	1,034	—	76,404
Home equity	52,028	395	118	—	52,541
Consumer loans	12,085	73	1	—	12,159
Other loans	2,110	—	—	—	2,110

Total	$356,114	$10,810	$3,046	$—	$369,970

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2019 and December 31, 2018 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2019 and December 31, 2018:

September 30, 2019
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$58,373	$—	$58,373
Real estate - commercial	140,879	2,092	142,971
Other real estate construction	22,348	—	22,348
Real estate 1 – 4 family construction	6,970	—	6,970
Real estate – residential	71,578	805	72,383
Home equity	51,462	167	51,629
Consumer loans	13,001	—	13,001
Other loans	1,800	—	1,800

Total	$366,411	$3,064	$369,475

December 31, 2018
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$57,176	$—	$57,176
Real estate - commercial	130,361	273	130,634
Other real estate construction	31,094	47	31,141
Real estate 1 – 4 family construction	7,805	—	7,805
Real estate – residential	75,798	606	76,404
Home equity	52,423	118	52,541
Consumer loans	12,159	—	12,159
Other loans	2,110	—	2,110

Total	$368,926	$1,044	$369,970

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2019 and December 31, 2018.

September 30, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$5	$—	$5	$—
Real estate - commercial	3,629	1,922	1,707	37
Other real estate construction	45	—	45	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,027	1,165	1,862	92
Home equity	167	130	37	14
Consumer loans	25	—	25	—
Other loans	—	—	—	—

Total	$6,898	$3,217	$3,681	$146

December 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$7	$—	$7	$—
Real estate - commercial	1,258	93	1,165	38
Other real estate construction	632	47	47	4
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,005	901	2,104	110
Home equity	83	51	32	1
Consumer loans	31	—	31	1
Other loans	—	—	—	—

Total	$5,016	$1,092	$3,386	$154

	Three Months ended September 30, 2019		Three Months ended September 30, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$5	$—	$8	$—
Real estate - commercial	2,676	87	1,455	11
Other real estate construction	45	1	97	1
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	3,025	45	3,277	27
Home equity	168	—	114	2
Consumer loans	26	1	34	1
Other loans	—	—	—	—

Total	$5,945	$134	$4,985	$42

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$6	$—	$32	$—
Real estate - commercial	1,939	122	1,528	41
Other real estate construction	69	2	132	2
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,995	117	3,534	110
Home equity	124	4	64	4
Consumer loans	28	2	41	2
Other loans	—	—	—	—

Total	$5,161	$247	$5,331	$159

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

At September 30, 2019, the Company had $3.9 million in TDRs outstanding, of which one with a balance of $28,000 was on a non-accruing basis.

For the three and nine months ended September 30, 2019 and 2018, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	1	$50	$5
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	1	$50	$5

For the three months ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	218	203
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$218	$203

For the nine months ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	1	$50	$5
Real estate - commercial	1	1,629	848
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$1,679	$853

For the nine months ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	6	434	390
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$434	$390

During the twelve months ended September 30, 2019, there were two TDRs for which there was a payment default. During the twelve months ended September 30, 2018, there was one TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $119,000 in the allowance for loan losses as of September 30, 2019, as a direct result of these TDRs. At September 30, 2018, there was $139,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loan modifications within the previous twelve months as of September 30, 2019 and 2018:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2019

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	3	340	2	1,679	—	—	1	242

Total	3	$340	2	$1,679	—	$—	1	$242

September 30, 2018

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	8	742	8	447	—	—	1	156

Total	8	$742	8	$447	—	$—	1	$156

The Company has not committed to fund any additional disbursements for TDRs as of September 30, 2019.

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

Our leases relate to three office locations, two of which are branch locations, with remaining terms of two to ten years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2019, operating lease ROU assets were $2.0 million and the lease liability was $2.1 million. Lease costs associated with all leases is $128,000 and $372,000 for the three and nine months ended September 30, 2019, respectively.

The table below summarizes other information related to our operating leases:

Nine Months Ended September 30,
2019
(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$263
Right-of-use assets obtained in exchange for new operating lease liabilities	2,026
Weighted-average remaining lease term - operating leases, in years	7.7
Weighted-average discount rate - operating leases	2.8%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2019
(in thousands)

2019	$94
2020	381
2021	347
2022	225
2023	229
2024 and thereafter	1,079
Total lease payments	2,355
Less: Interest	(265)
Present value of lease liabilities	2,090

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

At September 30, 2019, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$117,623
Credit card commitments	11,604
Standby letters of credit	1,213
Total commitments	$130,440

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$5,009	$5,009	$—	$—
U.S. Government agencies	28,294	—	28,294	—
GSE - Mortgage-backed securities and CMO’s	39,914	—	39,914	—
State and political subdivisions	14,331	—	14,331	—
Corporate bonds	4,990	—	4,990	—

Total assets at fair value	$92,538	$5,009	$87,529	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$4,955	$4,955	$—	$—
U.S. Government agencies	51,916	—	51,916	—
GSE - Mortgage-backed securities and CMO’s	16,702	—	16,702	—
State and political subdivisions	12,955	—	12,955	—
Corporate bonds	4,771	—	4,771	—

Total assets at fair value	$91,299	$4,955	$86,344	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,534	$—	$—	$3,534
Other real estate owned	718	—	—	718
Total assets at fair value	$4,252	$—	$—	$4,252

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,279	$—	$—	$3,279
Other real estate owned	951	—	—	951

Total assets at fair value	$4,230	$—	$—	$4,230
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2019
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2018
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At September 30, 2019, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2019 and December 31, 2018 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at September 30, 2019 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2019 and December 31, 2018:

September 30, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$146,929	$146,932	$144,687	$2,245	$—
Securities available for sale	92,538	92,538	5,009	87,529	—
Securities held to maturity	10,461	10,533	—	10,533	—
Loans held for investment, net	369,475	368,367	—	—	365,780
Loans held for sale	3,240	3,240	—	3,240	—
Restricted stock	1,144	1,144	1,144	—	—
Loan servicing rights	1,701	3,168	—	3,168	—
Accrued interest receivable	1,510	1,510	—	—	1,510

FINANCIAL LIABILITIES
Deposits	$589,253	$561,558	$—	$572,813	$—
Short-term borrowings	503	503	—	503	—
Long-term borrowings	10,360	10,871	—	—	10,871
Accrued interest payable	53	53	—	—	53

December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$117,934	$117,901	$115,693	$2,208	$—
Securities available for sale	91,299	91,299	4,955	86,344	—
Securities held to maturity	10,837	10,750	—	10,750	—
Loans held for investment, net	367,596	364,636	—	—	364,636
Loans held for sale	4,800	4,800	—	4,800	—
Restricted stock	1,094	1,094	1,094	—	—
Loan servicing rights	1,850	3,455	—	3,455
Accrued interest receivable	1,763	1,763	—	—	1,763

FINANCIAL LIABILITIES
Deposits	566,901	521,508	—	521,508	—
Short-term borrowings	1,190	1,190	—	1,190	—
Long-term debt	9,974	10,086	—	—	10,086
Accrued interest payable	16	16	—	—	16

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

•

Restricted stock – It is not practicable to determine fair value of restricted stock, which is consists of Federal Home Loan Bank and Federal Reserve Bank stock, due to restrictions placed on its transferability. The restricted stock is presented at its carrying value and is recorded in Level 1 due to the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank stock.

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

At September 30, 2019, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

Note 13 – Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. In October 2019, the FASB voted to extend the effective date of this standard to January 1, 2023 for smaller reporting companies. The final standard including this delay has not yet been issued by the FASB but it is expected to be in the fourth quarter 2019. The updated guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently revising its implementation project plan to allow for additional time to evaluate the impact and effectively implement the standard.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018.

During the nine months ended September 30, 2019, the Company’s total assets increased $28.6 million, from $632.3 million to $660.9 million.

Cash and cash equivalents increased $29.0 million during the nine months ended September 30, 2019. Cash and due from banks increased $530,000, while interest-earning deposits with banks increased $28.5 million. The increase is directly related to the seasonal increase in interest-bearing deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $863,000 to $102.1 million for the nine-month period ended September 30, 2019, due to re-investments of cash related to bond maturities during the current year. At September 30, 2019, the Company had net unrealized gains on securities available for sale of $781,000, compared to net unrealized losses of $2.2 million as December 31, 2018. The significant improvement is directly related to the decline of the bond yields during 2019.

Loans held for investment decreased from $370.0 million to $369.5 million, a decrease of $500,000 for the nine-month period. The Company has had significant, unexpected voluntary prepayments and payoffs in the commercial real estate sector during 2019, which has led to the decrease in loans held for investment from December 31, 2018 to September 30, 2019. The Company experienced net growth in the commercial real estate, commercial, and consumer loan segments during the first nine months of 2019. The commercial real estate segment had the largest increase in the portfolio of 9.4% or $12.3 million. The largest decline was in the commercial real estate construction segment of $8.8 million or 28.2%. Loans held for sale decreased 32.5%, or $1.6 million, as many of the loans produced near the 2018 fiscal year-end were not sold on the secondary market until 2019.

The allowance for loan losses was $2.1 million at September 30, 2019, which represented 0.56% of the total loan portfolio compared to $2.4 million or 0.64% of the total loan portfolio at December 31, 2018. During the second quarter of 2019, the Company reclassified its reserve for unfunded liabilities (i.e. lines of credit that were available, but not yet drawn by the customer) of $86,000 from allowance for loan loss to other liabilities.

Other changes in our consolidated assets are primarily related to premises and equipment, other real estate owned, prepaid assets, and other assets. Premises and equipment increased $1.9 million from $14.8 million at December 31, 2018 to $16.7 million at September 30, 2019, due to the adoption of ASU 2016-02, Leases, Topic 842 (“ASU 2016-02”). A $2.0 million right-of-use asset is recorded to reflect the applicable lease agreements held by the Company. Other real estate owned decreased $329,000. During the nine months ended September 30, 2019, the Company sold four pieces of property totaling $368,000. The Company recorded $38,000 of losses associated with the sold property. Prepaid assets have increased $275,000 from December 31, 2018 to September 30, 2019, as a large 3-year prepaid invoice for company-wide insurance was paid. Other assets decreased $1.3 million, primarily due to the reduction in deferred tax based on the net unrealized gain/loss on securities.

Customer deposits, our primary funding source, experienced a $22.4 million increase during the nine-month period ended September 30, 2019, increasing from $566.9 million to $589.3 million, a 3.9% increase. Demand noninterest-bearing checking increased $20.1 million and savings deposits increased $2.2 million. Interest checking and money market accounts decreased by $58.5 million. Time deposits greater than $250,000 increased by $49.7 million. One relationship moved $40 million from a money market to a time deposit and, in addition, transferred its remaining $45 million in money market funds to another institution. Other time deposits increased $8.8 million.

Total short-term borrowings decreased $687,000 for the period due to a reduction in consumer overnight sweep accounts. During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $9.9 million. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company on or after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds also qualify for and are included in the calculation of Tier 2 capital.

On September 30, 2019, the Company called its entire $9.5 million outstanding issue of fixed rate junior subordinated debt that had a final maturity date of March 31, 2024 and an interest rate of 5.75%. These two events had a net increase in total long-term debt of $386,000 at September 30, 2019 from December 31, 2018 and will improve overall pre-tax earnings by $24,000 annually.

Other liabilities increased from $9.0 million at December 31, 2018 to $11.8 million at September 30, 2019, an increase of $2.7 million, of which $2.1 million is related to the adoption of ASU 2016-02, regarding the recognition of a lease liability to reflect the contractual lease obligations of the Company.

At September 30, 2019, total shareholders’ equity was $48.9 million, an increase of $3.7 million from December 31, 2018. Net income for the nine-month period was $2.6 million. Unrealized gains/losses on investment securities, net of tax, improved by $2.3 million. The Company repurchased 150,807 shares of common stock for a total value of $750,000 during the first nine months of 2019. The Company paid $422,000 in dividends attributed to noncontrolling interest during the first nine months of 2019.

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $968,000 for the three months ended September 30, 2019, as compared to $643,000 for the three months ended September 30, 2018, an increase of $325,000. Net income available to common shareholders was $826,000, or $0.12 per common share, at September 30, 2019, compared to $499,000, or $0.07 per common share, at September 30, 2018. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

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

Net interest income for the three months ended September 30, 2019 was $5.09 million, compared to $5.14 million for the three months ended September 30, 2018, a decrease of $47,000. During the third quarter of 2019, the average yield on our interest-earning assets increased seventeen basis points to 4.05%, and the average rate we paid for our interest-bearing liabilities increased forty-two basis points to 0.89%. The aforementioned changes resulted in a lower interest rate spread of 3.16% as of September 30, 2019, compared to 3.41% as of September 30, 2018. Our net interest margin was 3.41% and 3.53% for the comparable periods in 2019 and 2018, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended September 30, 2019 and 2018:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2019	2018	2019	2018	2019	2018
Interest-earning assets:
Taxable securities	$82,794	$84,553	$433	$325	2.07%	1.52%
Nontaxable securities (1)	16,233	17,490	100	110	3.05%	3.15%
Short-term investments	123,009	104,091	677	539	2.18%	2.05%
Taxable loans	365,425	366,985	4,771	4,619	5.18%	4.99%
Non-taxable loans (1)	10,073	9,777	69	61	3.39%	3.13%
Total interest-earning assets	597,534	582,896	6,050	5,654	4.05%	3.88%

Interest-bearing liabilities:
Interest-bearing deposits	418,714	428,166	812	372	0.77%	0.34%
Short-term borrowed funds	618	1,459	2	5	1.28%	1.36%
Long-term debt	9,978	9,551	144	138	5.73%	5.73%
Total interest bearing liabilities	429,310	439,176	958	515	0.89%	0.47%

Net interest spread	$168,224	$143,720	$5,092	$5,139	3.16%	3.41%

Net interest margin (1) (% of earning assets)					3.41%	3.53%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery for loan losses was $80,000 for the three months ending September 30, 2019, compared to a recovery of $24,000 for the same period in 2018. There were net loan charge-offs of $28,000 for the three months ended September 30, 2019, as compared with net loan charge offs of $194,000 during the same period of 2018. Refer to the Asset Quality discussion below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $607,000 for the three-month period ending September 30, 2019, as compared to the same period in 2018. The primary factor contributing to the overall increase was an increase in income from mortgage loan sales of $467,000, increasing from $730,000 for the quarter ended September 30, 2018 to $1.2 million for the same period in 2019. Stronger production due to the continued expansion in the Mecklenburg County market has positiviely impacted revenue from our mortgage division.

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

	Three Months Ended September 30,
	2019	2018
	(in thousands)

Income from debit card transactions	$400	$350
Income from credit card transactions	117	86
Gross interchange and transaction fee income	517	436
Network costs - debit card	169	147
Network costs - credit card	119	99
Total net income	$229	$190

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2019 increased $208,000 from $6.4 million for the quarter ended September 30, 2018, compared to $6.6 million for the same period of 2019. Salaries and benefits, the largest component of noninterest expense, increased $210,000 to account for wage and benefit cost increases.

The table below reflects the composition of other noninterest expense.

	Three Months Ended September 30,
	2019	2018
	(dollars in thousands)
Postage	$40	$61
Telephone and data lines	48	46
Insurance expense	107	103
Shareholder relations expense	38	40
Dues and subscriptions	64	62
Other	319	191
Total	$616	$503

Income Tax Expense

The Company had income tax expense of $195,000 for the three months ended September 30, 2019 at an effective tax rate of 16.8%, compared to income tax expense of $112,000 at an effective tax rate of 14.8% in the comparable 2018 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans, and income earned on bank owned life insurance. In 2019, the effective tax rate increased due to less impact from tax-free instruments.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.6 million for the nine months ended September 30, 2019, as compared to $1.3 million for the nine months ended September 30, 2018, an increase of $1.3 million. Net income available to common shareholders was $2.2 million, or $0.31 per common share, at September 30, 2019, compared to $916,000, or $0.13 per common share, at September 30, 2018. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2019 was $15.3 million, compared to $14.7 million for the nine months ended September 30, 2018, an increase of $573,000. During 2019, the average yield on our interest-earning assets increased seventeen basis points to 4.02%, and the average rate we paid for our interest-bearing liabilities increased thirty-nine basis points to 0.79%. The aforementioned changes resulted in a lower interest rate spread of 3.23% as of September 30, 2019, compared to 3.45% as of September 30, 2018. Our net interest margin was 3.44% and 3.55% for the comparable periods in 2019 and 2018, respectively.

The following table presents average balance sheet and a net interest income analysis for the nine months ended September 30, 2019 and 2018:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2019	2018	2019	2018	2019	2018
Interest-earning assets:
Taxable securities	$83,277	$85,803	$1,209	$1,096	1.94%	1.71%
Nontaxable securities (1)	16,837	17,647	309	334	3.08%	3.20%
Short-term investments	125,691	86,837	2,158	1,181	2.30%	1.82%
Taxable loans	364,552	360,207	14,061	13,211	5.16%	4.90%
Non-taxable loans (1)	9,357	10,401	181	194	3.24%	3.16%
Total interest-earning assets	599,714	560,895	17,918	16,016	4.02%	3.85%

Interest-bearing liabilities:
Interest-bearing deposits	429,329	411,716	2,170	858	0.68%	0.28%
Short-term borrowed funds	1,086	1,765	13	12	1.60%	0.91%
Long-term debt	9,975	9,535	427	411	5.72%	5.76%
Total interest-bearing liabilities	440,390	423,016	2,610	1,281	0.79%	0.40%

Net interest spread	$159,324	$137,879	$15,308	$14,735	3.23%	3.45%

Net interest margin (1) (% of earning assets)					3.44%	3.55%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery for loan losses was $508,000 for the nine months ending September 30, 2019, compared to a provision of $92,000 for the same period in 2018. There were net loan recoveries of $291,000 for the nine months ended September 30, 2019, as compared with net loan charge-offs of $185,000 during the same period of 2018. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $497,000 for the nine-month period ending September 30, 2019, as compared to the same period in 2018. The primary factor contributing to the overall increase was an increase of $515,000 in income from mortgage loan sales. This increase is due to the Mecklenburg County expansion with originators and stronger margins as long-term rates fell during the third quarter.

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

	Nine Months Ended September 30,
	2019	2018
	(in thousands)

Income from debit card transactions	$1,131	$996
Income from credit card transactions	335	244
Gross interchange and transaction fee income	1,466	1,240
Network costs - debit card	482	479
Network costs - credit card	357	285
Total net income	$627	$476

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2019 decreased by $2,000 from September 30, 2018, to $19.1 million. Salaries and benefits, the largest component of noninterest expense, increased $528,000 to account for wage and benefit cost increases. This increase is offset by declines in data processing, professional fees and services, marketing and donations, and other noninterest expense. Data processing fees decreased $182,000 from $739,000 for the nine months ended September 30, 2018 to $557,000 for the same period in 2019, due to one-time de-conversion expenses in 2018. Professional fees and services decreased $84,000 from $742,000 for the nine months ended September 30, 2018 to $658,000 for the same period in 2019, due to consulting and training expenses regarding the core conversion project in 2018 that did not recur in 2019. Marketing and donations decreased $95,000 from $616,000 for the nine months ended September 30, 2018 to $521,000 for the nine months ended September 30, 2019. The decrease in this expense category is related to online and TV advertising purchased in 2018 that was not purchased in 2019.

The table below reflects the composition of other noninterest expense.

	Nine Months Ended September 30,
	2019	2018
	(in thousands)

Postage	$148	$165
Telephone and data lines	140	136
Loan costs	253	282
Shareholder relations expense	114	113
Dues and subscriptions	196	196
Other	676	818
Total	$1,527	$1,710

Income Tax Expense

The Company had income tax expense of $655,000 for the nine months ended September 30, 2019 at an effective tax rate of 20.1% compared to income tax expense of $248,000 with an effective tax rate of 15.6% in the comparable 2018 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2019, the effective tax rate increased due to less impact from tax-free instruments.

Asset Quality

During the second quarter of 2019, the Company transitioned its in-house incurred loss allowance for loan loss model to an external vendor incurred loss model that is CECL-ready. The overall financial impact related to switching models is considered immaterial. As a result of the change in models, there has been a change in the methodology for establishing the allowance for loan losses, as described below.

For example, default in the allowance for loan loss model is now considered 90 days past due, whereas default was defined as a charge-off event in the previous model. This increases the probabilities of default for the Company, but reduces the loss given default ratio in the portfolio.

Probabilities of default are now more representative of the Company’s customers. Previously, an analysis was performed with a sample of North Carolina consumers to calculate the probabilities of default by credit score. In the new model, the Company is able to track probabilities of default based on historical information of loans in the portfolio. This is the largest impact of the model transition, resulting in an immaterial recovery of provision for loan losses.

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

At September 30, 2019, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs, and other loans deemed by management to be impaired, were $6.9 million, compared to $4.5 million at December 31, 2018, a net increase of $2.4 million. The increase is related to one large relationship moving into nonaccrual status during the third quarter of 2019. Total nonaccrual loans, which are a component of impaired loans, increased from $1.0 million at December 31, 2018 to $3.1 million at September 30, 2019. During the first nine months of 2019, six additional loans totaling $3.0 million were added to impaired loans.  That was offset by the pay-off of seven impaired relationships totaling $383,000 as well as net pay downs of $166,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased six basis points from 0.64% at December 31, 2018 to 0.56% at September 30, 2019. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.61% at December 31, 2018 and 0.53% at September 30, 2019. The decrease is attributable to a continued improvement in the credit quality of the current portfolio as charge offs remain low. Additionally, $86,000, or 0.02%, of the collectively evaluated allowance was reclassified to other liabilities, which represents the reserve associated with exposures on loans not yet funded, such as credit limits available. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 3.43% to 2.12% for the same periods, mainly due to a $2.1 million relationship that was deemed impaired during the third quarter of 2019 due to its nonaccrual classification, though no reserve is recognized based on the value of expected collateral if the loan is foreclosed upon. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and volatility. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience. An additional calculation based on economic uncertainty is added to the probable losses, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve for qualitative factors based on management’s discretion of economic conditions form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the third quarter, the average effective credit score of the portfolio, excluding loans in default, rose from 768 to 770. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

The ratio of nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 0.28% at December 31, 2018, to 0.83% at September 30, 2019, related to the large impaired relationship added in the third quarter, for which the Company believes it is sufficiently collateralized.

Management believes the current level of the allowance for loan losses is appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $329,000 during the first nine months of 2019. The Company sold four pieces of foreclosed property totaling $368,000, realizing a loss of $38,000. The Company had $97,000 in write-downs for the period ending September 30, 2019. There was one loan foreclosed on during the first nine months of 2019 with a balance of $137,000.

Troubled debt restructured loans at September 30, 2019 totaled $3.9 million compared to $3.4 million at December 31, 2018 and are included in impaired loans. At September 30, 2019, there was one troubled debt restructured loan in nonaccrual status, which had a balance of $28,000.

The following table shows the comparison of nonperforming assets at September 30, 2019 to December 31, 2018:

Nonperforming Assets

(dollars in thousands)

	September 30, 2019	December 31, 2018
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	3,064	1,044
Other real estate owned	718	1,047
Total nonperforming assets	$3,782	$2,091

Allowance for loans losses	$2,071	$2,374
Nonperforming loans to total loans	0.83%	0.28%
Allowance for loan losses to total loans	0.56%	0.64%
Nonperforming assets to total assets	0.57%	0.33%
Allowance for loan losses to nonperforming loans	67.59%	227.39%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at September 30, 2019, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $57.9 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $20.0 million and the issuance of commercial paper. The Company has also secured long-term debt from other sources. Total debt from these sources includes $9.9 million of junior subordinated debt and notes payable of $440,000 at September 30, 2019 compared to $9.5 million of junior subordinated debt and notes payable of $440,000 December 31, 2018.

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

The Basel III rules began to phase in for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements effective on January 1, 2019. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level. As of September 30, 2019, the Bank continues to exceed minimum capital standards and remain well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2019, the Company had $9.9 million in subordinated debt outstanding, which qualifies as Tier 2 capital and the Company level. The Company has made all interest and dividend payments in a timely manner.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include transactions, agreements or other contractual arrangements to which an unconsolidated entity of the Company is a party and pursuant to which the Company has obligations, including an obligation to provide guarantees on behalf of an unconsolidated entity, or retains an interest in assets transferred to an unconsolidated entity. We currently have no off-balance sheet arrangements of this kind.

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2019 and have no current plans to do so.

Contractual Obligations

The timing and amount of our contractual obligations has changed materially since our 2018 Annual Report to Shareholders December 31, 2018, filed as Exhibit 13 with our 2018 Annual Report on Form 10-K. During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $9.9 million. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company on or after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. On September 30, 2019, the Company called its entire $9.5 million outstanding issue of fixed rate junior subordinated debt that had a final maturity date of March 31, 2024 and an interest rate of 5.75%. These two events had a net increase in total long-term debt of $386,000 at September 30, 2019 from December 31, 2018 and will improve overall pre-tax earnings by $24,000 annually.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2019. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2019.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2019 Through July 31, 2019	—	$—	—	$—
August 1, 2019 Through August 31, 2019	48,948	$4.91	—	$—
September 1, 2019 Through September 30, 2019	47,380	$5.08	—	$—
Total	96,328	$4.99	—	$—

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

Set forth below is the exhibit index for this quarterly report:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 5, 2019	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 5, 2019	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer