Form 10-K
period 2019-12-31
UWHARRIE CAPITAL CORP
filed 2020-03-04
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $33,633,344.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,095,920 shares of common stock outstanding as of March 2, 2020.

Documents Incorporated by Reference.

Portions of the Registrant’s 2019 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2019 and (ii) the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission via EDGAR, are incorporated by reference into Parts II and III of this report.

PART I

Item 1.	Business.

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

The Company and its subsidiaries conduct their operations in Stanly County, Anson County, Cabarrus County and Mecklenburg County, North Carolina. The Company is community-oriented, emphasizing the well-being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today’s quickly changing financial services industry. Beginning with its inception in 1993, the Company implemented its current strategy to remain a strong, independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company’s technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the cost of delivering competitive services.

At December 31, 2019, the Company and related subsidiaries had 176 full-time and 15 part-time employees.

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

Its operations are primarily retail oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also offers Internet Banking, mobile banking, 24-Hour Telephone Banking, and issues Visa ® Check Cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at the Bank’s ten branches and at most automated teller machines of other banks linked to the STAR ® or CIRRUS ® networks. The Bank offers credit cards under license from MasterCard ®. The Bank does not presently provide the services of a trust department.

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

Competition

Commercial banking in North Carolina is extremely competitive, due in large part to early adoption of statewide and interstate branching laws. The Company encounters significant competition from a number of sources, including other bank holding companies, commercial banks, credit unions, and other financial institutions and financial intermediaries including financial technology companies.

Among commercial banks, the Bank competes in its market areas with some of the largest banking organizations operating in the state, several of which have hundreds of branches in North Carolina and billions of dollars in assets. Consequently, some competitors have substantially higher lending limits due to their greater total capitalization, and may perform functions for their customers that the Company currently does not offer. The Company could encounter increased competition in the future, from existing or new competitors that may limit its ability to maintain or increase its market share or otherwise materially and adversely affect its business, results of operations and financial condition.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act; or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under Section 12 of the Exchange Act. Federal reserve regulations provide a procedure for challenging rebuttable presumptions of control.

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

The Company is also required to maintain registration as a bank holding company with the NCCOB. Subject to certain exceptions, the Company may not acquire control over another bank or bank holding company or consummate a merger or other combination transaction with another company without the prior approval of the NCCOB. The NCCOB also has authority to assert civil money penalties against a holding company if the NCCOB determines such holding company to be in violation of any banking laws and the holding company fails to comply with an NCCOB order to cease and desist from such violations of law.

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

The risk-based capital standards are designed to make regulatory capital requirements sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

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

At December 31, 2019 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.63% and 13.16%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2019 was 7.37%, compared to 7.40% at December 31, 2018. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2019, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator, may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

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

In July 2019, the federal banking agencies released a final rule amending the U.S. Basel III capital rules to simplify the capital treatment of capital deductions and recognition of minority interests for banking organizations such as the Registrant that are not subject to the advanced approaches capital rule. The final rule:

•

simplifies the framework of regulatory capital deductions and heightened risk weights for mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, resulting in potentially fewer deductions for these items;

•	simplifies the recognition and calculation of minority interests that are includable in regulatory capital, resulting in potentially greater recognition of minority interests; and

•	makes certain technical amendments to the capital rules.

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

On September 17, 2019, the federal bank regulatory agencies passed a final rule on the CBLR, setting the minimum required CBLR at 9%. The rule went into effect on January 1, 2020.  Under the final rule, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent.  A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements. A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a CBLR greater than 9 percent.

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

Restrictions on Affiliate Transactions

Sections 23A and 23B of the Federal Reserve Act establish parameters for a bank to conduct “covered transactions” with its affiliates, with the objective of limiting risk to the insured bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guaranty on behalf of the affiliate and several other types of transactions.

The Dodd-Frank Act imposed additional restrictions on transactions between affiliates by amending these two sections of the Federal Reserve Act. Under the Dodd-Frank Act, restrictions on transactions with affiliates are enhanced by (i) including among “covered transactions” transactions between bank and affiliate-advised investment funds; (ii) including among “covered transactions” transactions between a bank and an affiliate with respect to securities repurchase agreements and derivatives transactions; (iii) adopting stricter collateral rules; and (iv) imposing tighter restrictions on transactions between banks and their financial subsidiaries.

FDIC Insurance Assessments

Assessments are paid by each Deposit Insurance Fund (DIF) member institution. The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Bank’s insurance assessments during 2019 and 2018 were $230,000 and $234,000, respectively.

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

The Federal Reserve is considering changes to the regulations under the Community Reinvestment Act. The Company will monitor any proposed changes as they make their way through the agency rulemaking process.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $635,000 at December 31, 2019. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2019, our C&D concentration as a percentage of risk-based capital totaled 52.8% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 163.8%.

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

Dodd-Frank Act. In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus generally moved to a second phase of broader regulatory reform and a restructuring of the entire financial regulatory system. The Dodd-Frank Act was signed into law in 2010 and implements many new changes in the way financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. The Dodd-Frank Act provided for the creation of the Financial Stability Oversight Council (“FSOC”), which is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”), a consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and those markets are fair, transparent and competitive.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Company.  EGRRCPA’s highlights include, among other things: (i) exempts banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifies that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raises eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifies capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. On September 17, 2019, the federal banking agencies passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect on January 1, 2020. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission.  Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective on August 30, 2018, to increase the asset threshold to $3 billion for qualifying for such policy statement.

Future Legislation

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors.

Item not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Item not required for smaller reporting companies.

Item 2.	Properties.

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

The Bank owns its other banking locations at 710 North First Street, which houses the Village Branch, and its East Albemarle Branch at 800 Highway 24-27 Bypass, both located in Albemarle. It also owns a branch office located at 107 South Main Street in Norwood, North Carolina and a branch located at 416 West Main Street in Locust, North Carolina. The Bank leases its branch office at 224 North Main Street in Oakboro, North Carolina. The Bank acquired property in Richfield, North Carolina for future expansion.

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

The Bank leases an additional wealth advisory office in Asheboro, North Carolina located at 220 Sunset Avenue.

All of the Bank’s existing offices are fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Bank’s loan production offices, the Main Office in Albemarle, and the banking facility in Charlotte, which do not have drive-up facilities.

Item 3.	Legal Proceedings.

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2019 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

On February 7, 2020, there were approximately 2,642 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2019 or 2018.  The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2019.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2019 Through October 31, 2019	—	$—	—	$—
November 1, 2019 Through November 30, 2019	6,696	$5.50	—	$—
December 1, 2019 Through December 31, 2019	11,180	$5.56	—	$—
Total	17,876	$5.54	—	$—

(1)

Trades of the Company’s common stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

Item 6.	Selected Financial Data.

Item not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2019.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO Internal Control Integrated Framework 2013, the Company believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct Ethics is available on the Company’s website at https://www.uwharrie.com/about/investor.

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2019.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	—

A description of the Company’s equity compensation plans is presented in Note 16 to the Company’s consolidated financial statements incorporated by reference into Item 8 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2019, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3(a) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.2	Registrant’s By-laws (Incorporated by reference to Exhibit 3(b) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.3	Articles of Amendment effective April 24, 1997 (filed herewith)

3.4	Articles of Amendment effective November 1, 1999 (Incorporated by reference to Exhibit 3(c) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.5	Articles of Amendment effective May 31, 2000 (Incorporated by reference to Exhibit 3(d) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.6	Articles of Amendment effective December 19, 2008 (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with SEC on December 29, 2008)

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4(a) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

4.2	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act (filed herewith)

10.1	2006 Incentive Stock Option Plan, a compensatory plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed with SEC on August 13, 2007)

10.2	2006 Employee Stock Purchase Plan, a compensatory plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed with SEC on August 13, 2007)

10.3

Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Roger L. Dick, a compensatory plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with SEC on December 31, 2008)

10.4

Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and Brendan P. Duffey, a compensatory plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with SEC on December 31, 2008)

10.5

Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and R. David Beaver, III, a compensatory plan (Incorporated by reference to Exhibit 10(e) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

10.6

Change in Control Severance Agreement dated January 1, 2015, between the Registrant and R. David Beaver, III, a compensatory plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with SEC on June 30, 2015)

10.7	2015 Stock Grant Plan (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed with SEC on October 27, 2015)

13	2019 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, in XBRL (eXtensible Business Reporting Language) (filed herewith)

SIGNATURES

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

/s/ Roger L. Dick	March 4, 2020
Roger L. Dick, Chief Executive Officer

/s/ R. David Beaver, III	March 4, 2020
R. David Beaver, III, Principal Financial Officer

/s/ Merlin Amirtharaj	March 4, 2020
Merlin Amirtharaj, Director

/s/ Dean M. Bowers	March 4, 2020
Dean M. Bowers, Director

/s/ Joe S. Brooks	March 4, 2020
Joe S. Brooks, Director

/s/ James O. Campbell	March 4, 2020
James O. Campbell, Director

/s/ Tara G. Eudy	March 4, 2020
Tara G. Eudy, Director

/s/ Deidre B. Foster	March 4, 2020
Deidre B. Foster, Director

/s/ Allen K. Furr	March 4, 2020
Allen K. Furr, Director

/s/ Thomas M. Hearne, Jr.	March 4, 2020
Thomas M. Hearne, Jr., Director

/s/ Matthew R. Hudson	March 4, 2020
Matthew R. Hudson, Director

/s/ Harvey H. Leavitt, III	March 4, 2020
Harvey H. Leavitt, III, Director

/s/ W. Chester Lowder	March 4, 2020
W. Chester Lowder, Director

/s/ Wesley A. Morgan	March 4, 2020
Wesley A. Morgan, Director

/s/ Cynthia L. Mynatt	March 4, 2020
Cynthia L. Mynatt, Director

/s/ James E. Nance	March 4, 2020
James E. Nance, Director

/s/ Chris M. Poplin	March 4, 2020
Chris M. Poplin, Director

/s/ Frank A. Rankin, III	March 4, 2020
Frank A. Rankin, III, Director

/s/ Randy T. Russell	March 4, 2020
Randy T. Russell, Director

/s/ Vernon A. Russell	March 4, 2020
Vernon A. Russell, Director

/s/ Matthew A. Shaver	March 4, 2020
Matthew A. Shaver, Director