Form 10-Q
period 2020-03-31
UWHARRIE CAPITAL CORP
filed 2020-05-05
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,984,582 shares of common stock outstanding as of April 30, 2020.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	March 31, 2020 (Unaudited)	December 31, 2019*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,364	$7,520
Interest-earning deposits with banks	132,644	147,678
Securities available for sale, at fair value	108,204	88,524
Securities held to maturity, at amortized cost (fair value $15,864 and $13,499, respectively)	15,798	13,428
Equity security, at fair value	1,132	—
Loans held for sale	5,142	2,946
Loans:
Loans held for investment	368,252	357,950
Less allowance for loan losses	(2,627)	(1,981)
Net loans held for investment	365,625	355,969
Premises and equipment, net	16,965	17,062
Interest receivable	1,759	1,666
Restricted stock	1,166	1,144
Bank-owned life insurance	8,832	8,796
Other real estate owned	438	494
Prepaid assets	1,367	714
Other assets	9,217	10,852
Total assets	$674,653	$656,793

LIABILITIES
Deposits:
Demand noninterest-bearing	$153,962	$150,283
Interest checking and money market accounts	323,638	263,136
Savings deposits	57,521	57,136
Time deposits, $250,000 and over	12,160	55,682
Other time deposits	57,045	59,641
Total deposits	604,326	585,878
Short-term borrowed funds	525	626
Long-term debt	9,992	9,992
Interest payable	38	55
Other liabilities	9,735	11,384
Total liabilities	624,616	607,935

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,984,582 and 7,095,920, respectively	8,731	8,870
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,311	12,784
Undivided profits	16,413	16,226
Accumulated other comprehensive income	1,927	323
Total Uwharrie Capital shareholders’ equity	39,382	38,203
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	50,037	48,858
Total liabilities and shareholders’ equity	$674,653	$656,793

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,553	$4,667
Investment securities
U.S. Treasury	33	33
U.S. Government agencies and corporations	369	348
State and political subdivisions. non-taxable	99	106
State and political subdivisions, taxable	90	9
Interest-earning deposits with banks and federal funds sold	552	793
Total interest income	5,696	5,956

Interest Expense
Interest checking and money market accounts	298	425
Savings deposits	21	27
Time deposits, $250,000 and over	256	65
Other time deposits	153	80
Short-term borrowed funds	1	6
Long-term debt	131	141
Total interest expense	860	744
Net interest income	4,836	5,212
Provision for (recovery of) loan losses	632	(113)
Net interest income after provision for (recovery of) loan losses	4,204	5,325

Noninterest Income
Service charges on deposit accounts	313	327
Interchange and card transaction fees, net	192	194
Other service fees and commissions	765	756
Gain (loss) on sale of securities (includes reclassification of $58 and $0 from accumulated other comprehensive income)	58	—
Unrealized gain on equity security	231	—
Income from mortgage loan sales	1,065	492
Other income	382	(21)
Total noninterest income	3,006	1,748

Noninterest Expense
Salaries and employee benefits	4,424	4,133
Net occupancy expense	415	405
Equipment expense	183	176
Data processing costs	158	222
Loan costs	87	89
Foreclosed real estate expense	(7)	56
Professional fees and services	194	153
Marketing and donations	219	204
Electronic banking expense	105	99
Software amortization and maintenance	264	219
FDIC insurance	17	80
Other noninterest expense	738	364
Total noninterest expense	6,797	6,200
Income before income taxes	413	873
Income taxes (includes reclassification of ($11) and $0 from accumulated other comprehensive income)	85	183
Net income	$328	$690

Consolidated net income	$328	$690
Less: net income attributable to noncontrolling interest	(141)	(140)
Net income attributable to Uwharrie Capital Corp and common shareholders	187	550
Net income per common share
Basic	$0.03	$0.08
Diluted	$0.03	$0.08
Weighted average shares outstanding
Basic	7,067,752	7,268,075
Diluted	7,067,752	7,268,075

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Net income	$328	$690

Unrealized gain on available for sale securities	2,141	953
Related tax effect	(490)	(219)
Reclassification of gain recognized in net income	(58)	—
Related tax effect	11	—

Total other comprehensive income	1,604	734

Comprehensive income	1,932	1,424

Less: Comprehensive income attributable to noncontrolling interest	(141)	(140)

Comprehensive income attributable to Uwharrie Capital	$1,791	$1,284

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2018	7,126,541	$8,908	$12,885	$14,421	$(1,694)	$10,655	$45,175
Net Income	—	—	—	550	—	140	690
Repurchase and retirement of common stock	(29,314)	(37)	(109)	—	—	—	(146)
Other comprehensive income	—	—	—	—	734	—	734
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2019	7,097,227	$8,871	$12,776	$14,971	$(960)	$10,655	$46,313

Balance, December 31, 2019	7,095,920	$8,870	$12,784	$16,226	$323	$10,655	$48,858
Net Income	—	—	—	187	—	141	328
Repurchase and retirement of common stock	(111,338)	(139)	(473)	—	—	—	(612)
Other comprehensive income	—	—	—	—	1,604	—	1,604
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2020	6,984,582	$8,731	$12,311	$16,413	$1,927	$10,655	$50,037

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$328	$690
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	285	271
Provision for (recovery of) loan losses	632	(113)
Gain on sale of securities available for sale	(58)	—
(Gain) loss on sale of OREO	(42)	37
OREO write-downs	21	—
Unrealized gain on equity securities	(231)	—
Net amortization of premium on investment securities AFS	98	162
Net amortization of premium on investment securities HTM	26	36
Net amortization of mortgage servicing rights	187	172
Originations and purchases of mortgage loans for sale	(27,736)	(19,115)
Proceeds from sales of mortgage loans for sale	25,358	20,180
Accrued interest receivable	(93)	114
Prepaid assets	(653)	(422)
Cash surrender value of life insurance	(36)	(28)
Miscellaneous other assets	1,151	523
Accrued interest payable	(17)	25
Miscellaneous other liabilities	(1,649)	1,690
Net cash provided (used) by operating activities	(2,429)	4,222

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	7,586	—
Proceeds from maturities, calls & paydowns of investment securities held to maturity	1,668	128
Proceeds from maturities, calls & paydowns of investment securities available for sale	1,471	1,353
Purchase of investment securities held to maturity	(4,064)	—
Purchase of investment securities available for sale	(26,694)	—
Purchase of equity securities	(901)	—
Net change in restricted stock	(22)	(50)
Net (increase) decrease in loans	(10,288)	1,980
Purchase of premises and equipment	(188)	(1,938)
Proceeds from sale of OREO	77	229
Net cash provided (used) by investing activities	(31,355)	1,702

Cash flows from financing activities
Net increase in deposit accounts	18,448	19,611
Net decrease in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	(101)	213
Common stock repurchased	(612)	(146)
Dividends paid on preferred stock (noncontrolling interest)	(141)	(140)
Net cash provided by financing activities	17,594	19,538
Increase (decrease) in cash and cash equivalents	(16,190)	25,462
Cash and cash equivalents, beginning of period	155,198	117,934
Cash and cash equivalents, end of period	$139,008	$143,396

Supplemental Disclosures of Cash Flow Information
Interest paid	$767	$719
Income taxes paid	—	—
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$1,604	$(734)
Mortgage servicing rights capitalized	373	83

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management continues to evaluate the impact of COVID-19, the disease caused by the novel Coronavirus, beyond the current impacts as of March 31, 2020, which are discussed throughout the accompanying notes of this report. Management is not aware of additional economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 4, 2020. This Quarterly Report should be read in conjunction with such Annual Report.

Risks and Uncertainties

Congress, the President, and the Federal Reserve have taken several actions designed to mitigate the economic fallout of the COVID-19 pandemic. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

While it is not possible to know the full extent of the damage to the U.S. and local economies that have been created by the impact of COVID-19, the following are certain areas that could be adversely impacted:

Financial position and results of operations

The Company’s interest income could be reduced due to COVID-19. The Company is actively working with customers affected by the pandemic to defer payments, interest and fees. The interest and fees will continue to accrue, based on GAAP guidelines; however, should credit losses on the deferred payments occur, the accrued interest and fees would be reversed. As such, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Lending operations and accommodations to borrowers

As outlined in the CARES Act, the Company is providing a payment deferral option for commercial and consumer loans adversely affected by the pandemic. In accordance with interagency guidance issued in March 2020, these modifications are not required to be reported as troubled debt restructurings. The Company is initially providing up to a three-month deferral period or conversion to interest only repayment for up to three months to allow for re-evaluation in a timely manner based on the economic impact at that time. Additional extensions may be considered. Loans are reviewed on a case-by-case basis and the Company will work with borrowers that express an interest in the assistance program. As of April 28, 2020, 173 loans had been modified with a recorded investment of $50.8 million.

With the passage of the Paycheck Protection Program (“PPP”) as part of the CARES Act, administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of April 28, 2020, the Company has funded 492 PPP loans representing $51.2 million. The Company projects to fund an additional 250 loans for approximately $25 million. It is the

Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Allowance for loan losses

As a result of job losses and business closures, the Company could incur additional provision expense to increase the allowance for loan losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Accounting Changes, Reclassifications and Restatements

Certain amounts in the 2019 financial statements have been reclassified to conform to the 2020 presentation. These reclassifications do not have an impact on net income or shareholders’ equity.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)

Beginning balance	$323	$(1,694)

Other comprehensive income before reclassifications, net of ($490) and ($219) tax effect, respectively	1,651	734

Amounts reclassified from accumulated other comprehensive income, net of $11 and $0 tax effect, respectively	(47)	—

Net current-period other comprehensive income	1,604	734

Ending balance	$1,927	$(960)

Note 3 – Noncontrolling Interest

In 2013, the Company’s subsidiary bank issued a total of $10.7 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B and Series C. The preferred stock qualified as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income.

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2020 or December 31, 2019.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,067,752 for the three-month period ending March 31, 2020 compared to 7,268,075 for the three-month period ending March 31, 2019.

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,984	$61	$—	$5,045
U.S. Government agencies	28,926	626	9	29,543
GSE - Mortgage-backed securities and CMO’s	34,932	1,713	25	36,620
State and political subdivisions	27,963	334	50	28,247
Corporate bonds	8,897	3	151	8,749
Total securities available for sale	$105,702	$2,737	$235	$108,204

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$524	$24	$—	$548
State and political subdivisions	10,763	47	4	10,806
Corporate bonds	4,511	—	1	4,510
Total securities held to maturity	$15,798	$71	$5	$15,864

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,976	$36	$—	$5,012
U.S. Government agencies	25,869	18	201	25,686
GSE - Mortgage-backed securities and CMO’s	38,305	413	142	38,576
State and political subdivisions	13,937	329	45	14,221
Corporate bonds	5,018	11	—	5,029
Total securities available for sale	$88,105	$807	$388	$88,524

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$578	$5	$—	$583
State and political subdivisions	6,826	62	—	6,888
Corporate bonds	6,024	5	1	6,028
Total securities held to maturity	$13,428	$72	$1	$13,499

At March 31, 2020 and December 31, 2019, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock of $657,000 and $635,000, respectively. The investments in FRB stock and

FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2020.

Results from sales of securities available for sale for the three month periods ended March 31, 2020 and March 31, 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Gross proceeds from sales	$7,586	$—

Realized gains from sales	$58	$—
Realized losses from sales	—	—
Net realized gains (losses)	$58	$—

At March 31, 2020 and December 31, 2019, securities available for sale with a carrying amount of $61.7 million and $65.3 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019. These unrealized losses on investment securities are a result of temporary fluctuations in market prices and are in no way a reflection of the credit quality of the investments. At March 31, 2020, the unrealized losses on available for sale securities less than twelve months related to one GSE mortgage backed security, five state and political subdivision bonds, and four corporate bonds. The Company had one government agency bond and one GSE mortgage backed security at March 31, 2020, that had been in a loss position for twelve months or more. At March 31, 2020, the unrealized losses on held to maturity securities less than twelve months related to one state and political subdivision bond and one corporate bond.  At December 31, 2019, the unrealized losses on available for sale securities less than twelve months related to three government agency bonds, six GSE mortgage backed securities, and one state and political subdivision bond At December 31, 2019, the Company had four government agency bonds and nine GSE mortgage backed securities that had been in a loss position for twelve months or more. At December 31, 2019, the unrealized losses for less than twelve months on held to maturity securities related to one corporate bond.

	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$—	$—	$619	$9	$619	$9
GSE-Mortgage-backed securities and CMO’s	2,019	25	—	—	2,019	25
State and political subdivisions	7,211	50	—	—	7,211	50
Corporate bonds	—	—	7,944	151	7,944	151
Total securities available for sale	$9,230	$75	$8,563	$160	$17,793	$235

	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
State and political subdivisions	$1,002	$4	$—	$—	$1,002	$4
Corporate bonds	1,509	1	—	—	1,509	1
Total securities held to maturity	$2,511	$5	$—	$—	$2,511	$5

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$11,956	$55	$9,704	$146	$21,660	$201
GSE-Mortgage-backed securities and CMO’s	17,613	61	7,431	81	25,044	142
State and political subdivisions	1,694	45	—	—	1,694	45
Total securities available for sale	$31,263	$161	$17,135	$227	$48,398	$388

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
Corporate bonds	$1,502	$1	$—	$—	$1,502	$1
Total securities held to maturity	$1,502	$1	$—	$—	$1,502	$1

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At March 31, 2020, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at March 31, 2020 by remaining contractual maturity are as follows:

	March 31, 2020
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due after one but within five years	4,984	5,045	2.66%
	4,984	5,045	2.66%
U.S. Government agencies
Due after one but within five years	18,964	19,321	1.55%
Due after five but within ten years	8,298	8,556	1.76%
Due after ten years	1,664	1,666	1.88%
	28,926	29,543	1.63%
Mortgage-backed securities
Due after one but within five years	892	897	2.50%
Due after five but within ten years	18,270	19,629	2.49%
Due after ten years	15,770	16,094	2.09%
	34,932	36,620	2.31%
State and political subdivisions
Due after one but within five years	620	622	5.35%
Due after five but within ten years	1,392	1,413	2.74%
Due after ten years	25,951	26,212	2.86%
	27,963	28,247	2.91%
Corporate bonds
Due within twelve months	2,806	2,804	2.38%
Due after one but within five years	6,091	5,945	3.04%
	8,897	8,749	2.83%
Total securities available for sale
Due within twelve months	2,806	2,804	2.56%
Due after one but within five years	31,551	31,830	2.01%
Due after five but within ten years	27,960	29,598	2.28%
Due after ten years	43,385	43,972	2.54%
	$105,702	$108,204	2.34%

	March 31, 2020
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after one but within five years	$524	$548	2.89%
	524	548	2.89%
State and political subdivisions
Due within twelve months	1,500	1,501	2.53%
Due after one but within five years	3,268	3,314	2.62%
Due after five but within ten years	925	925	2.15%
Due after ten years	5,070	5,066	2.62%
	10,763	10,806	2.57%
Corporate Bonds
Due within twelve months	1,511	1,510	2.79%
Due after five but within ten years	3,000	3,000	5.50%
	4,511	4,510	4.59%
Total securities held for maturity
Due within twelve months	3,011	3,011	2.66%
Due after one but within five years	3,792	3,862	2.65%
Due after five but within ten years	3,925	3,925	4.71%
Due after ten years	5,070	5,066	2.62%
	$15,798	$15,864	3.16%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Commercial
Commercial	$58,180	$59,075
Real estate - commercial	133,618	130,998
Other real estate construction loans	29,136	23,043
Noncommercial
Real estate 1-4 family construction	8,882	7,600
Real estate - residential	70,965	71,370
Home equity	52,801	51,216
Consumer loans	12,269	12,957
Other loans	2,691	1,939
	368,542	358,198
Less:
Allowance for loan losses	(2,627)	(1,981)
Deferred loan fees, net	(290)	(248)

Loans held for investment, net	$365,625	$355,969

Note 7 – Allowance for Loan Losses

The following table shows the change in the allowance for loss losses by loan segment for the three months ended March 31, 2020 and 2019, respectively:

Commercial	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)

Balance, beginning of period	$1,087	$1,334
Provision for (recovery of) loan losses	422	(64)
Charge-offs	(3)	(5)
Recoveries	6	16
Net (charge-offs) / Recoveries	3	11
Balance at end of period	$1,512	$1,281

Non-Commercial	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)

Balance, beginning of period	$894	$1,040
Provision for (recovery of) loan losses	210	(49)
Charge-offs	(7)	(53)
Recoveries	18	14
Net (charge-offs) / Recoveries	11	(39)
Balance at end of period	$1,115	$952

Total	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)

Balance, beginning of period	$1,981	$2,374
Provision for (recovery of) loan losses	632	(113)
Charge-offs	(10)	(58)
Recoveries	24	30
Net (charge-offs) / Recoveries	14	(28)
Balance at end of period	$2,627	$2,233

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2020 and December 31, 2019:

March 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$67	$7,528	$1,445	$213,406	$1,512	$220,934
Non-Commercial	91	3,404	1,024	143,914	1,115	147,318
Total	$158	$10,932	$2,469	$357,320	$2,627	$368,252

December 31, 2019
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$32	$3,660	$1,055	$209,456	$1,087	$213,116
Non-Commercial	109	3,175	785	141,659	894	144,834
Total	$141	$6,835	$1,840	$351,115	$1,981	$357,950

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

March 31, 2020
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$363	$37	$400	$57,780	$58,180	$—
Real estate - commercial	—	2,087	2,087	131,531	133,618	—
Other real estate construction	15	1,080	1,095	28,041	29,136	—
Real estate 1-4 family construction	—	—	—	8,882	8,882	—
Real estate - residential	477	844	1,321	69,354	70,675	—
Home equity	214	80	294	52,507	52,801	—
Consumer loans	46	—	46	12,223	12,269	—
Other loans	—	—	—	2,691	2,691	—
Total	$1,115	$4,128	$5,243	$363,009	$368,252	$—

December 31, 2019
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$190	$—	$190	$58,885	$59,075	$—
Real estate - commercial	—	2,088	$2,088	128,910	130,998	—
Other real estate construction	14	—	$14	23,029	23,043	—
Real estate 1-4 family construction	—	—	—	7,600	7,600	—
Real estate - residential	326	752	1,078	70,044	71,122	—
Home equity	57	82	139	51,077	51,216	—
Consumer loan	27	—	27	12,930	12,957	—
Other loans	—	—	—	1,939	1,939	—
Total	$614	$2,922	$3,536	$354,414	$357,950	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $79,000 in foreclosed residential real estate and $387,000 of residential real estate in process of foreclosure at March 31, 2020. At December 31, 2019, the Company had $130,000 in foreclosed residential real estate and $387,000 of residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Commercial	$37	$—
Real estate - commercial	2,087	2,088
Other real estate construction	1,080	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	844	752
Home equity	80	82
Consumer loans	—	—
Other loans	—	—
	$4,128	$2,922

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2020 and December 31, 2019:

March 31, 2020
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$55,632	$2,508	$40	$—	$58,180
Real estate - commercial	129,525	1,177	2,916	—	133,618
Other real estate construction	27,349	394	1,393	—	29,136
Real estate 1 - 4 family construction	8,882	—	—	—	8,882
Real estate - residential	67,198	2,377	1,100	—	70,675
Home equity	51,739	982	80	—	52,801
Consumer loans	12,174	82	13	—	12,269
Other loans	2,691	—	—	—	2,691

Total	$355,190	$7,520	$5,542	$—	$368,252

December 31, 2019
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$56,151	$2,921	$3	$—	$59,075
Real estate - commercial	126,498	1,194	3,306	—	130,998
Other real estate construction	21,253	1,477	313	—	23,043
Real estate 1 - 4 family construction	7,600	—	—	—	7,600
Real estate - residential	67,647	2,464	1,011	—	71,122
Home equity	50,255	879	82	—	51,216
Consumer loans	12,877	79	1	—	12,957
Other loans	1,939	—	—	—	1,939

Total	$344,220	$9,014	$4,716	$—	$357,950

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2020 and December 31, 2019 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2020 and December 31, 2019:

March 31, 2020
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$58,143	$37	$58,180
Real estate - commercial	131,531	2,087	133,618
Other real estate construction	28,056	1,080	29,136
Real estate 1 – 4 family construction	8,882	—	8,882
Real estate – residential	69,831	844	70,675
Home equity	52,721	80	52,801
Consumer loans	12,269	—	12,269
Other loans	2,691	—	2,691

Total	$364,124	$4,128	$368,252

December 31, 2019
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$59,075	$—	$59,075
Real estate - commercial	128,910	2,088	130,998
Other real estate construction	23,043	—	23,043
Real estate 1 – 4 family construction	7,600	—	7,600
Real estate – residential	70,370	752	71,122
Home equity	51,134	82	51,216
Consumer loans	12,957	—	12,957
Other loans	1,939	—	1,939

Total	$355,028	$2,922	$357,950

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2020 and December 31, 2019.

March 31, 2020
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$82	$40	$42	$35
Real estate - commercial	3,598	2,088	1,510	28
Other real estate construction	3,848	1,079	2,769	4
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,304	1,369	1,935	83
Home equity	80	13	67	8
Consumer loans	20	—	20	—
Other loans	—	—	—	—

Total	$10,932	$4,589	$6,343	$158

December 31, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$4	$—	$4	$—
Real estate - commercial	3,612	1,923	1,689	29
Other real estate construction	44	—	44	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,070	987	2,083	99
Home equity	82	13	69	10
Consumer loans	23	—	23	—

Total	$6,835	$2,923	$3,912	$141

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$82	$—	$7	$—
Real estate - commercial	3,598	29	1,201	19
Other real estate construction	3,848	43	92	1
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	3,303	40	2,966	39
Home equity	124	1	81	1
Consumer loans	28	—	30	1
Other loans	—	—	—	—

Total	$10,983	$113	$4,377	$61

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

At March 31, 2020, the Company had $6.9 million in TDRs outstanding, of which two with balances totaling $72,000 were on a non-accruing basis.

For the three months ended March 31, 2020 and 2019, the following table presents a breakdown of the types of concessions made by loan class:

	For the three months ended March 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Other:
Commercial	1	$41	$41
Real estate - commercial	—	—	—
Other real estate construction	1	2,725	2,725
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	335	332
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$3,101	$3,098

For the three months ended March 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Other:
Commercial	—	$—	$—
Real estate - commercial	1	1,629	806
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	1	$1,629	$806

During the twelve months ended March 31, 2020, there were two TDRs for which there was a payment default. During the twelve months ended March 31, 2019, there was one TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $114,000 in the allowance for loan losses as of March 31, 2020, as a direct result of these TDRs. At March 31, 2019, there was $136,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loan modifications within the previous twelve months as of March 31, 2020 and 2019:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2020

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	1	221	—	—	—	—
Forgiveness of Principal/Other	1	37	6	3,094	1	46	—	—

Total	1	$37	7	$3,315	1	$46	0	$0

March 31, 2019

Below market
Interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	7	1,018	6	1,992	—	—	1	242

Total	7	$1,018	6	$1,992	—	$—	1	$242

Effective March 2020, the CARES Act (Coronavirus Aid, Relief, and Economic Security), which was signed into law on March 27, 2020, allows the Company to suspend the TDR classifications described above in an effort to provide relief to borrowers impacted by COVID-19. The Company has elected to adopt this suspension until December 31, 2020 or sixty days after the national emergency terminates, per the CARES Act. Modifications of loans for COVID-19 reasons are not considered TDRs and are tracked internally as “COVID-19 Modifications”. These loans will continue to accrue interest and will not be considered non-accrual or as a classified loan.

The Company is initially providing up to a three-month deferral period or conversion to interest only repayment for up to three months. Additional extensions may be considered. Loans are reviewed on a case-by-case basis and the Company will work with borrowers that express an interest in the assistance program. As of March 31, 2020, the Company had modified 61 loans with a recorded investment of $26.6 million.

As of March 31, 2020, the Company’s modifications of loans for COVID-19 related reasons are disclosed in the table below:

	Interest only		Payment deferral		Other		Total COVID-19 modifications
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2020

Commercial	1	$35	7	$1,327	—	$—	8	$1,362
Real estate - commercial	6	11,288	18	11,381	1	177	25	22,846
Other real estate construction	1	350	—	—	—	—	1	350
Real estate – residential	—	—	8	1,308	—	—	8	1,308
Home equity	—	—	1	20	—	—	1	20
Consumer loans	4	24	13	634	1	20	18	678
Total	12	11,697	47	14,670	2	197	61	26,564

Note 9 - Leases

Operating leases in which we are the lessee are recorded as operating lease right of use (“ROU”) assets and operating lease liabilities, included in premises and equipment and other liabilities, respectively, on our consolidated balance sheets. We do not currently have any significant finance leases in which we are the lessee.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental collateralized borrowing rate at the lease commencement date. ROU assets are further adjusted for the lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in the net occupancy expense in the consolidated statements of income.

Our leases relate to three office locations, two of which are branch locations, with remaining terms of two to ten years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise and they are not included in the lease term. As of March 31, 2020, operating lease ROU assets were $1.9 million and the lease liability was $1.9 million, compared to ROU assets and a lease liability of $1.9 million for both at March 31, 2019. Lease costs associated with all leases is $96,000 and $111,000 for the three months ended March 31, 2020 and 2019, respectively.

The table below summarizes other information related to our operating leases:

	Three Months Ended March 31,
	2020	2019
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$94	$84
Right-of-use assets	1,864	1,940
Weighted-average remaining lease term - operating leases, in years	7.4	7.7
Weighted-average discount rate - operating leases	2.9%	3.0%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2020
(in thousands)

2020	$287
2021	347
2022	225
2023	229
2024	233
2025 and thereafter	846
Total lease payments	2,167
Less: Interest	(235)
Present value of lease liabilities	1,932

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

At March 31, 2020, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(dollars in thousands)
Commitments to extend credit	$140,749
Credit card commitments	11,922
Standby letters of credit	1,218
Total commitments	$153,889

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

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment by using one of several methods including collateral value, fair value of similar debt or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the present value of the expected repayments or fair value of collateral exceed the recorded investments in such loans. The Company typically bases the fair value of the collateral on appraised values, which the Company considers Level 3 valuations.

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at the estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charged to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The Company typically bases the fair value of the collateral on appraised values, which the Company considers Level 3 valuations.

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, based on secondary market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. These loans are recorded in Level 2.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$5,045	$5,045	$—	$—
U.S. Government agencies	29,543	—	29,543	—
GSE - Mortgage-backed securities and CMO’s	36,620	—	36,620	—
State and political subdivisions	28,247	—	28,247	—
Corporate bonds	8,749	—	8,749	—

Total assets at fair value	$108,204	$5,045	$103,159	$—

	December 31, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$5,012	$5,012	$—	$—
U.S. Government agencies	25,686	—	25,686	—
GSE - Mortgage-backed securities and CMO’s	38,576	—	38,576	—
State and political subdivisions	14,221	—	14,221	—
Corporate bonds	5,029	—	5,029	—

Total assets at fair value	$88,524	$5,012	$83,512	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$6,185	$—	$—	$6,185
Other real estate owned	359	—	—	359
Total assets at fair value	$6,544	$—	$—	$6,544

	December 31, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,771	$—	$—	$3,771
Other real estate owned	364	—	—	364

Total assets at fair value	$4,135	$—	$—	$4,135

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2020
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount Rate	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2019
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At March 31, 2020, impaired loans were being evaluated with discounted expected cash flows and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2020 and December 31, 2019 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at March 31, 2020 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2020 and December 31, 2019:

March 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$139,008	$139,015	$135,771	$3,244	$—
Securities available for sale	108,204	108,204	5,009	103,195	—
Securities held to maturity	15,798	15,864	—	12,864	3,000
Equity securities	1,132	1,132	1,132	—	—
Loans held for investment, net	365,625	367,631	—	—	367,631
Loans held for sale	5,142	5,142	—	5,142	—
Restricted stock	1,166	1,166	1,166	—	—
Loan servicing rights	1,750	2,692	—	2,692	—
Accrued interest receivable	1,759	1,759	—	—	1,759

FINANCIAL LIABILITIES
Deposits	$604,326	$592,542	$—	$592,542	$—
Short-term borrowings	525	525	—	525	—
Long-term borrowings	9,992	10,175	—	—	10,175
Accrued interest payable	38	38	—	—	38

December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$155,198	$155,202	$152,957	$2,245	$—
Securities available for sale	88,524	88,524	5,012	83,512	—
Securities held to maturity	13,428	13,499	—	10,499	3,000
Loans held for investment, net	355,969	354,269	—	—	354,269
Loans held for sale	2,946	2,946	—	2,946	—
Restricted stock	1,144	1,144	1,144	—	—
Loan servicing rights	1,723	3,228	—	3,228
Accrued interest receivable	1,666	1,666	—	—	1,666

FINANCIAL LIABILITIES
Deposits	585,878	567,130	—	567,130	—
Short-term borrowings	626	626	—	626	—
Long-term debt	9,992	10,180	—	—	10,180
Accrued interest payable	55	55	—	—	55

At March 31, 2020 the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

Note 13 – Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. During 2019, the effective date was extended to fiscal years beginning on or after December 15, 2022 for public entities that qualify as smaller reporting companies, per the Securities and Exchange Commission definition, which currently includes the Company. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have entered into a contract to outsource our current model with a CECL-ready vendor. We are currently evaluating the various methods of determining credit losses within the software. The impact of the adoption is dependent on loan portfolio composition and credit quality at adoption date, as well as economic conditions and forecasts at that time.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to: the impact of the novel Coronavirus disease, or COVID-19, on our borrowers’ ability to meet their financial obligations to us; increases in our past due loans and provisions for loan losses that may result from COVID-19; general economic conditions, including increased stress in the financial markets due to COVID-19; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020, the Company’s total assets increased $17.9 million, from $656.8 million to $674.7 million.

Cash and cash equivalents decreased $16.2 million during the three months ended March 31, 2020. The decrease is directly related to the increased investments made in the securities portfolio.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $22.1 million to $124.0 million for the three-month period ended March 31, 2020, due to budgeted investments of cash into longer-term, higher yielding assets. At March 31, 2020, the Company had net unrealized gains on securities available for sale of $2.5 million, compared to net unrealized gains of $419,000 as December 31, 2019. The significant improvement is directly related to the decline of the bond yields at March 31, 2020 compared to December 31, 2019, as the market reacted to the COVID-19 outbreak worldwide.

An additional investment was made into an equity security during the three months ended March 31, 2020 of $901,000. The value of the equity security increased $231,000 by the end of the first quarter, resulting in a fair value of $1.1 million for the security at March 31, 2020.

Loans held for investment increased from $358.0 million to $368.3 million, an increase of $10.3 million for the three-month period. The Company experienced net growth in nearly all sectors with the largest increase occurring in the other real estate construction segment related to funding on two large hotel loans. Loans held for sale increased 74.5%, or $2.2 million, as many of the loans produced near the March 31, 2020 quarter-end date were not sold on the secondary market until early April. The increase in re-finance activity due to a favorable interest rate environment for borrowers has increased production for the mortgage division of the Company.

The allowance for loan losses was $2.6 million at March 31, 2020, which represented 0.71% of the total loan portfolio compared to $2.0 million or 0.55% of the total loan portfolio at December 31, 2019. Additional discussion regarding the increase in the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to prepaid assets and other assets. Prepaid assets have increased $653,000 from December 31, 2019 to March 31, 2020, as annual property and business insurance are due during the first quarter of the year. Other assets decreased $1.6 million, primarily due to the distribution of supplemental executive retirement plan related to an executive retirement in January 2020.

Customer deposits, our primary funding source, experienced a $18.4 million increase during the three-month period ended March 31, 2020, increasing from $585.9 million to $604.3 million, a 3.15% increase. Demand noninterest-bearing checking increased $3.7 million and savings deposits increased $385,000. Interest checking and money market accounts increased by $60.5 million, of which, $41 million is related to an account that moved from time deposits greater than $250,000. Other time deposits decreased $2.6 million during the three-month period ended March 31, 2020.

Total short-term borrowings decreased $101,000 for the period due to a reduction in consumer overnight sweep accounts. At March 31, 2020, the Company has $10.0 million in long-term debt outstanding, which was comprised of its fixed rate junior subordinated debt securities issued on September 30, 2019. The subordinated debt securities have a final maturity date of September 30, 2029, though may be redeemed by the Company on or after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%.

Other liabilities decreased from $11.4 million at December 31, 2019 to $9.7 million at March 31, 2020, a decrease of $2.6 million, primarily due to the distribution of supplemental executive retirement plan benefits related to an executive’s retirement in January 2020.

At March 31, 2020, total shareholders’ equity was $50.0 million, an increase of $1.2 million from December 31, 2019. Net income for the three-month period was $328,000. Unrealized gains/losses on investment securities, net of tax, improved by $1.6 million. The Company repurchased 111,338 shares of common stock for a total value of $612,000 during the first three months of 2020. The Company paid $141,000 in dividends attributed to noncontrolling interest during the first three months of 2020.

Results of Operations for the Three Months Ended March 31, 2020 and 2019.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $328,000 for the three months ended March 31, 2020, as compared to $690,000 for the three months ended March 31, 2019, a decrease of $362,000. Net income available to common shareholders was $187,000, or $0.03 per common share, at March 31, 2020, compared to $550,000 or $0.08 per common share, at March 31, 2019, primarily related to the provision expense recognized in the first three months of 2020. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended March 31, 2020 was $4.8 million, compared to $5.2 million for the three months ended March 31, 2019, a decrease of $376,000. During the first quarter of 2020, the average yield on our interest-earning assets decreased thirty-two basis points to 3.72%, and the average rate we paid for our interest-bearing liabilities increased ten basis points to 0.77%. The aforementioned changes resulted in a lower interest rate spread of 2.95% as of March 31, 2020, compared to 3.37% as of March 31, 2019. Our net interest margin was 3.17% and 3.54% for the comparable periods in 2020 and 2019, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended March 31, 2020 and 2019:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2020	2019	2020	2019	2020	2019
Interest-earning assets:
Taxable securities	$88,396	$84,488	$492	$390	2.24%	1.87%
Nontaxable securities (1)	16,053	17,150	99	106	3.10%	3.09%
Short-term investments	150,879	128,730	552	793	1.47%	2.50%
Taxable loans	355,018	363,103	4,485	4,610	5.08%	5.15%
Non-taxable loans (1)	9,792	9,116	68	57	3.49%	3.13%
Total interest-earning assets	620,138	602,587	5,696	5,956	3.72%	4.04%

Interest-bearing liabilities:
Interest-bearing deposits	438,683	440,208	728	597	0.67%	0.55%
Short-term borrowed funds	501	1,445	1	6	0.80%	1.68%
Long-term debt	9,992	9,974	131	141	5.27%	5.73%
Total interest-bearing liabilities	449,176	451,627	860	744	0.77%	0.67%

Net interest spread	$170,962	$150,960	$4,836	$5,212	2.95%	3.37%

Net interest margin (1) (% of earning assets)					3.17%	3.54%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate.

Provision (Recovery) and Allowance for Loan Losses

The provision for loan losses was $632,000 for the three months ending March 31, 2020, compared to a recovery of $113,000 for the same period in 2019. There were net loan recoveries of $13,000 for the three months ended March 31, 2020, as compared with net loan charge-offs of $28,000 during the same period of 2019. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $1.3 million for the three-month period ending March 31, 2020, as compared to the same period in 2019. The primary factor contributing to the overall increase was an increase of $573,000 in income from mortgage loan sales. This increase is due to stronger margins and increased production from the refinance transactions as long-term rates fell during the first quarter.

In addition, an unrealized gain on an equity investment in preferred stock of another bank produced gains of $231,000, which is reported in noninterest income.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point-of-sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. A comparison of gross interchange and card transaction fees and interchange and card transaction fees net of associated network costs for the reported periods is presented in the table below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Income from debit card transactions	$385	$342
Income from credit card transactions	121	107
Gross interchange and transaction fee income	506	449
Network costs - debit card	172	160
Network costs - credit card	142	95
Total net income	$192	$194

Noninterest Expense

Noninterest expense for the three months ended March 31, 2020 increased by $597,000 from March 31, 2019, to $6.8 million. Salaries and benefits, the largest component of noninterest expense, increased $291,000 to account for wage and benefit cost increase as well as increased commissions for increased production in the mortgage division. This increase is offset by declines in data processing, foreclosed real estate, and FDIC insurance expense. Data processing fees decreased $64,000 from $222,000 for the three months ended March 31, 2019 to $158,000 for the same period in 2020, due to a reduction in overall costs related to the core conversion process that occurred in August 2018. Foreclosed real estate expense decreased $63,000 from $56,000 for the three months ended March 31, 2019 to ($7,000) for the same period in 2020, due to lower costs and a gain, which offset the costs, in 2020. FDIC insurance assessments decreased $63,000 from $80,000 for the three months ended March 31, 2019 to $17,000 for the three months ended March 31, 2020. The decrease in this expense category is related to final application of the FDIC assessment credits made available in 2019. The Company expects this expense category will return to normal next quarter.

The table below reflects the composition of other noninterest expense.

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Postage	$44	$64
Telephone and data lines	47	46
Office supplies and printing	22	27
Shareholder relations expense	34	39
Dues and subscriptions	64	61
Other	527	127
Total	$738	$364

Income Tax Expense

The Company had income tax expense of $85,000 for the three months ended March 31, 2020 at an effective tax rate of 20.6% compared to income tax expense of $183,000 with an effective tax rate of 21.0% in the comparable 2019 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2020, the effective tax rate decreased slightly due to more impact from tax-free instruments.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and decreased by recoveries of amounts previously charged off and is reduced by recovery of provisions and loans charged off. Management continuously evaluates the adequacy of the allowance for loan losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions; and other relevant factors. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the underlying collateral less the selling costs. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

The allowance for loan losses represents management’s best estimate of an appropriate amount to provide for probable credit risk inherent in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Unexpected global events, such as the unprecedented economic disruption due to COVID-19, are the type of future events that often cause material adjustments to the allowance to be necessary. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

At March 31, 2020, the levels of our impaired loans, which includes all loans in nonaccrual status, TDRs, and other loans deemed by management to be impaired, were $10.9 million, compared to $6.8 million at December 31, 2019, a net increase of $4.1 million. The increase is related to one large relationship moving into nonaccrual status during the first quarter of 2020 and one large relationship modifying as a TDR in the first quarter of 2020. Total nonaccrual loans, which are a component of impaired loans, increased from $2.9 million at December 31, 2019 to $4.1 million at March 31, 2020. During the first three months of 2020, six additional loans totaling $4.2 million were added to impaired loans.  That was offset by net pay downs of $57,000.

The allowance, expressed as a percentage of gross loans held for investment, increased sixteen basis points from 0.55% at December 31, 2019 to 0.71% at March 31, 2020. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.52% at December 31, 2019 and 0.69% at March 31, 2020. The increase is attributable to the significant increase in market volatility during March 2020 related to the COVID-19 outbreak worldwide. This outbreak, which resulted in many businesses closing and staff layoffs, led management to increase the discretionary fund allocated based on economic outlook in the model to the largest allowable based on internal policy. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 2.06% to 1.44% for the same periods, mainly due to the two large relationships totaling $3.8 million that were deemed impaired during the first quarter of 2020, though little reserve is recognized based on the value of expected collateral if the loans is foreclosed upon. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and volatility. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience. An additional calculation based on economic uncertainty is added to the probable losses, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve for qualitative factors based on management’s discretion of economic conditions, form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first quarter, the average effective credit score of the portfolio, excluding loans in default, declined slightly from 770 to 768. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

The ratio of nonperforming loans, which consist of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 0.82% at December 31, 2019, to 1.12% at March 31, 2020, related to the large impaired relationship added in the first quarter, for which the Company believes it is sufficiently collateralized.

As of March 31, 2020, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $56,000 during the first three months of 2020. The Company sold two pieces of foreclosed property totaling $35,000, realizing a gain of $42,000. The Company had $21,000 in write-downs for the period ending March 31, 2020. There were no loans foreclosed on during the first three months of 2020.

Troubled debt restructured loans at March 31, 2020 totaled $6.9 million compared to $3.9 million at December 31, 2019 and are included in impaired loans. The significant increase is related to one relationship of $2.7 million. At March 31, 2020, there were two troubled debt restructured loans in nonaccrual status, which had a balance of $72,000.

As discussed in Note 8, the CARES Act allows for loan modifications related to COVID-19 impacts to be excluded from TDR status. As of March 31, 2020, the Company had modified 61 COVID-19 impacted loans for $26.6 million of outstanding loans in the portfolio. These loans are not considered non-accrual status or TDRs.

The following table shows the comparison of nonperforming assets at March 31, 2020 to December 31, 2019:

Nonperforming Assets

(dollars in thousands)

	March 31, 2020	December 31, 2019
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Nonaccrual loans	4,128	2,922
Other real estate owned	438	494
Total nonperforming assets	$4,566	$3,416

Allowance for loans losses	$2,627	$1,981
Nonperforming loans to total loans	1.12%	0.82%
Allowance for loan losses to total loans	0.71%	0.55%
Nonperforming assets to total assets	0.68%	0.52%
Allowance for loan losses to nonperforming loans	63.64%	67.80%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The

Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $35 million at March 31, 2020, with available credit of $35 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $48.4 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $23.4 million and the issuance of commercial paper. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A., during the first quarter of 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. The Company has also previously secured long-term debt from other sources. Total outstanding debt from these sources included $10.0 million of junior subordinated debt at both March 31, 2020 and December 31, 2019.

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

The Basel III rules began to phase in for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements effective on January 1, 2019. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from the requirement to maintain consolidated regulatory capital ratios; instead, regulatory capital ratios only apply at the subsidiary bank level. As of March 31, 2020, the Bank continues to exceed minimum capital standards and remain well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2020, the Company had $10.0 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2020 and have no current plans to do so.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since our 2019 Annual Report to Shareholders December 31, 2019, filed as Exhibit 13 with our 2019 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2020. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time, the Company’s subsidiary bank is engaged in ordinary routine litigation incidental to its business.

Item 1A.	Risk Factors.

Disclosure under this item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2020.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2020 Through January 31, 2020	—	$—	—	$—
February 1, 2020 Through February 29, 2020	—	$—	—	$—
March 1, 2020 Through March 31, 2020	111,338	$5.50	—	$—
Total	111,338	$5.50	—	$—
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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.	Exhibits.

Set forth below is the exhibit index for this quarterly report:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 5, 2020	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 5, 2020	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer