Form 10-Q
period 2020-06-30
UWHARRIE CAPITAL CORP
filed 2020-08-04
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,970,141 shares of common stock outstanding as of July 31, 2020.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	June 30, 2020 (Unaudited)	December 31, 2019*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,922	$7,520
Interest-earning deposits with banks	106,010	147,678
Cash and cash equivalents	111,932	155,198
Securities available for sale, at fair value	110,593	88,524
Securities held to maturity, at amortized cost (fair value $28,357 and $13,499, respectively)	27,344	13,428
Equity security, at fair value	1,234	—
Loans held for sale	4,369	2,946
Loans:
Loans held for investment	454,856	357,950
Less allowance for loan losses	(3,426)	(1,981)
Net loans held for investment	451,430	355,969
Premises and equipment, net	16,728	17,062
Interest receivable	2,284	1,666
Restricted stock	1,166	1,144
Bank-owned life insurance	8,866	8,796
Other real estate owned	359	494
Prepaid assets	1,208	714
Other assets	10,733	10,852
Total assets	$748,246	$656,793

LIABILITIES
Deposits:
Demand noninterest-bearing	$205,643	$150,283
Interest checking and money market accounts	338,508	263,136
Savings deposits	66,221	57,136
Time deposits, $250,000 and over	9,678	55,682
Other time deposits	54,048	59,641
Total deposits	674,098	585,878
Short-term borrowed funds	499	626
Long-term debt	10,992	9,992
Interest payable	29	55
Other liabilities	9,973	11,384
Total liabilities	695,591	607,935

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,970,141 and 7,095,920, respectively	8,713	8,870
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,250	12,784
Undivided profits	17,874	16,226
Accumulated other comprehensive income	3,163	323
Total Uwharrie Capital shareholders’ equity	42,000	38,203
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	52,655	48,858
Total liabilities and shareholders’ equity	$748,246	$656,793

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,031	$4,735	$9,584	$9,402
Investment securities
U.S. Treasury	33	32	66	65
U.S. Government agencies and corporations	357	345	726	693
State and political subdivisions. non-taxable	195	88	294	194
State and political subdivisions, taxable	179	25	269	34
Interest-earning deposits with banks and federal funds sold	38	687	590	1,480
Total interest income	5,833	5,912	11,529	11,868

Interest Expense
Interest checking and money market accounts	180	343	478	768
Savings deposits	14	26	35	53
Time deposits, $250,000 and over	44	237	300	302
Other time deposits	134	156	287	236
Short-term borrowed funds	1	5	2	11
Long-term debt	144	141	275	282
Total interest expense	517	908	1,377	1,652
Net interest income	5,316	5,004	10,152	10,216
Provision for (recovery of) loan losses	767	(315)	1,399	(428)
Net interest income after provision for (recovery of) loan losses	4,549	5,319	8,753	10,644

Noninterest Income
Service charges on deposit accounts	209	341	522	668
Interchange and card transaction fees, net	182	204	374	398
Other service fees and commissions	558	573	1,323	1,329
Gain on sale of securities (includes reclassification of $0, $0, $58 and $0 from accumulated other comprehensive income)	—	—	58	—
Unrealized gain on equity security	102	—	333	—
Income from mortgage loan sales	3,701	1,087	4,766	1,579
Other income (expense)	(324)	2	58	(19)
Total noninterest income	4,428	2,207	7,434	3,955

Noninterest Expense
Salaries and employee benefits	5,030	4,252	9,454	8,385
Net occupancy expense	416	418	831	823
Equipment expense	179	183	362	359
Data processing costs	162	172	320	394
Loan costs	167	56	254	145
Foreclosed real estate expense (income)	(14)	4	(21)	60
Professional fees and services	209	199	403	352
Marketing and donations	192	173	411	377
Electronic banking expense	121	102	226	201
Software amortization and maintenance	300	225	564	444
FDIC insurance	91	52	108	132
Other noninterest expense	93	462	831	826
Total noninterest expense	6,946	6,298	13,743	12,498
Income before income taxes	2,031	1,228	2,444	2,101
Income taxes (includes reclassification of $0, $0, ($11) and $0 from accumulated other comprehensive income)	429	277	514	460
Net income	$1,602	$951	$1,930	$1,641

Consolidated net income	$1,602	$951	$1,930	$1,641
Less: net income attributable to noncontrolling interest	(141)	(140)	(282)	(280)
Net income attributable to Uwharrie Capital Corp and common shareholders	1,461	811	1,648	1,361
Net income per common share
Basic	$0.21	$0.11	$0.23	$0.19
Diluted	$0.21	$0.11	$0.23	$0.19
Weighted average shares outstanding
Basic	6,983,493	7,237,290	7,025,622	7,252,598
Diluted	6,983,493	7,237,290	7,025,622	7,252,598

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$1,602	$951	$1,930	$1,641

Unrealized gain on available for sale securities	1,606	1,367	3,747	2,320
Related tax effect	(370)	(314)	(860)	(533)
Reclassification of gain recognized in net income	—	—	(58)	—
Related tax effect	—	—	11	—

Total other comprehensive income	1,236	1,053	2,840	1,787

Comprehensive income	2,838	2,004	4,770	3,428

Less: Comprehensive income attributable to noncontrolling interest	(141)	(140)	(282)	(280)

Comprehensive income attributable to Uwharrie Capital	$2,697	$1,864	$4,488	$3,148

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, March 31, 2019	7,097,227	$8,871	$12,776	$14,971	$(960)	$10,655	$46,313
Net Income	—	—	—	811	—	140	951
Repurchase and retirement of common stock	(25,165)	(31)	(93)	—	—	—	(124)
Other comprehensive income	—	—	—	—	1,053	—	1,053
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, June 30, 2019	7,072,062	$8,840	$12,683	$15,782	$93	$10,655	$48,053
							—
Balance, March 31, 2020	6,984,582	$8,731	$12,311	$16,413	$1,927	$10,655	$50,037
Net Income	—	—	—	1,461	—	141	1,602
Repurchase and retirement of common stock	(14,441)	(18)	(61)	—	—	—	(79)
Other comprehensive income	—	—	—	—	1,236	—	1,236
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, June 30, 2020	6,970,141	$8,713	$12,250	$17,874	$3,163	$10,655	$52,655

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2018	7,126,541	$8,908	$12,885	$14,421	$(1,694)	$10,655	$45,175
Net Income	—	—	—	1,361	—	280	1,641
Repurchase and retirement of common stock	(54,479)	(68)	(202)	—	—	—	(270)
Stock options exercised	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,787	—	1,787
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2019	7,072,062	$8,840	$12,683	$15,782	$93	$10,655	$48,053

Balance, December 31, 2019	7,095,920	$8,870	$12,784	$16,226	$323	$10,655	$48,858
Net Income	—	—	—	1,648	—	282	1,930
Repurchase and retirement of common stock	(125,779)	(157)	(534)	—	—	—	(691)
Other comprehensive income	—	—	—	—	2,840	—	2,840
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(208)	(208)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2020	6,970,141	$8,713	$12,250	$17,874	$3,163	$10,655	$52,655

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,930	$1,641
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	574	536
Provision for (recovery of) loan losses	1,399	(428)
Gain on sale of securities available for sale	(58)	—
Gain on sale of premises and equipment	—	(4)
(Gain) loss on sale of OREO	(53)	38
OREO write-downs	21	—
Unrealized gain on equity securities	(333)	—
Net amortization of premium on investment securities AFS	241	341
Net amortization of premium on investment securities HTM	71	70
Net amortization of mortgage servicing rights	35	332
Originations and purchases of mortgage loans for sale	(126,653)	(54,120)
Proceeds from sales of mortgage loans for sale	125,200	56,076
Accrued interest receivable	(618)	30
Prepaid assets	(494)	(551)
Cash surrender value of life insurance	(70)	(55)
Miscellaneous other assets	365	367
Accrued interest payable	(26)	31
Miscellaneous other liabilities	(1,411)	2,486
Net cash provided by operating activities	120	6,790

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	7,586	—
Proceeds from maturities, calls & paydowns of investment securities held to maturity	2,593	128
Proceeds from maturities, calls & paydowns of investment securities available for sale	3,425	15,975
Purchase of investment securities held to maturity	(16,580)	—
Purchase of investment securities available for sale	(29,574)	(10,438)
Purchase of equity securities	(901)	—
Purchase of investments in other assets	(1,100)	—
Net change in restricted stock	(22)	(50)
Net increase in loans	(96,860)	(4,363)
Purchase of premises and equipment	(240)	(2,721)
Proceeds from sale of OREO	167	323
Proceeds from sales of premises, equipment and other assets	—	166
Net cash used by investing activities	(131,506)	(980)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	88,220	(9,985)
Net decrease in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	(127)	(351)
Proceeds from long-term borrowings	1,000	—
Common stock repurchased	(691)	(270)
Dividends paid on preferred stock (noncontrolling interest)	(282)	(280)
Net cash provided (used) by financing activities	88,120	(10,886)
Decrease in cash and cash equivalents	(43,266)	(5,076)
Cash and cash equivalents, beginning of period	155,198	117,934
Cash and cash equivalents, end of period	$111,932	$112,858

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,293	$1,662
Income taxes paid	615	508
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$2,840	$1,787
Mortgage servicing rights capitalized	1,367	243
Company financed OREO	90	70

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management continues to evaluate the impact of COVID-19, the disease caused by the novel Coronavirus, beyond the current impacts as of June 30, 2020, which are discussed throughout the accompanying notes of this report. Management is not aware of additional economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 4, 2020. This Quarterly Report should be read in conjunction with such Annual Report.

Risks and Uncertainties

Congress, the President, the Federal Reserve, and other federal agencies have taken several actions designed to mitigate the economic fallout of the COVID-19 pandemic. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent or mitigate a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

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

Lending operations and accommodations to borrowers

As outlined in the CARES Act, the Company is providing a payment deferral option for commercial and consumer loans adversely affected by the pandemic. In accordance with the CARES Act, these modifications are not required to be reported as troubled debt restructurings. The Company is initially providing up to a three-month deferral period or conversion to interest only repayment for up to three months to allow for re-evaluation in a timely manner based on the economic impact at that time. Additional extensions may be considered. Loans are reviewed on a case-by-case basis and the Company will work with borrowers that express an interest in the assistance program. As of June 30, 2020, 179 outstanding loans were modified with a recorded investment of $55.3 million. Six modified loans with original deferred balances totaling $634,000 have come out of deferment during the period, four of which were paid-off and two of which were out of accommodation and current at June 30, 2020.

With the passage of the Paycheck Protection Program (“PPP”) as part of the CARES Act, administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2020, the Company has funded 1,004 PPP loans representing $77.3 million. The Company projects to fund an additional 120 loans for approximately $2 million as of the date of this report. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Allowance for loan losses

As a result of job losses, business closures, and the impending termination of certain fiscal stimulus programs enacted under the CARES Act, the Company could incur additional provision expense to increase the allowance for loan losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Accounting Changes, Reclassifications and Restatements

Certain amounts in the 2019 financial statements have been reclassified to conform to the 2020 presentation. These reclassifications did not have an impact on net income or shareholders’ equity.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Beginning balance	$1,927	$(960)	$323	$(1,694)

Other comprehensive income before reclassifications, net of ($370), ($314), ($860) and ($533) tax effect, respectively	1,236	1,053	2,887	1,787

Amounts reclassified from accumulated other comprehensive income, net of $0, $0, $11 and $0 tax effect, respectively	—	—	(47)	—

Net current-period other comprehensive income	1,236	1,053	2,840	1,787

Ending balance	$3,163	$93	$3,163	$93

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2020 or December 31, 2019.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 6,983,493 for the three-month period ended June 30, 2020 compared to 7,237,290 for the three-month period ended June 30, 2019. For the six-month period ended June 30, 2020, the weighted average common shares outstanding was 7,025,622 compared to 7,252,598 for the six-month period ended June 30, 2019. The number of shares and earnings per share for the 2019 periods have been adjusted for the 2% stock dividend declared on November 12, 2019.

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,992	$32	$—	$5,024
U.S. Government agencies	28,836	667	19	29,484
GSE - Mortgage-backed securities and CMO’s	32,983	1,964	24	34,923
State and political subdivisions	30,775	1,270	40	32,005
Corporate bonds	8,900	314	57	9,157
Total securities available for sale	$106,486	$4,247	$140	$110,593

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$523	$13	$—	$536
State and political subdivisions	19,321	998	—	20,319
Corporate bonds	7,500	2	—	7,502
Total securities held to maturity	$27,344	$1,013	$—	$28,357

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,976	$36	$—	$5,012
U.S. Government agencies	25,869	18	201	25,686
GSE - Mortgage-backed securities and CMO’s	38,305	413	142	38,576
State and political subdivisions	13,937	329	45	14,221
Corporate bonds	5,018	11	—	5,029
Total securities available for sale	$88,105	$807	$388	$88,524

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$578	$5	$—	$583
State and political subdivisions	6,826	62	—	6,888
Corporate bonds	6,024	5	1	6,028
Total securities held to maturity	$13,428	$72	$1	$13,499

At June 30, 2020 and December 31, 2019, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock of $657,000 and $635,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2020.

Results from sales of securities available for sale for the three and six month periods ended June 30, 2020 and June 30, 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$7,586	$—

Realized gains from sales	$—	$—	$58	$—
Realized losses from sales	—	—	—	—
Net realized gains (losses)	$—	$—	$58	$—

At June 30, 2020 and December 31, 2019, securities available for sale with a carrying amount of $66.3 million and $65.3 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019. These unrealized losses on investment securities are a result of temporary fluctuations in market prices and are in no way a reflection of the credit quality of the investments. At June 30, 2020, the unrealized losses on available for sale securities less than twelve months related to three government-sponsored enterprise (“GSE”) mortgage backed securities, two state and political subdivision bonds, two government agency bonds, and one corporate bond. At December 31, 2019, the unrealized losses on available for sale securities less than twelve months related to three government agency bonds, six GSE mortgage backed securities, and one state and political subdivision bond. At December 31, 2019, the Company had four government agency bonds and nine GSE mortgage backed securities that had been in a loss position for twelve months or more. At December 31, 2019, the unrealized losses for less than twelve months on held to maturity securities related to one corporate bond.

	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$3,156	$19	$—	$—	$3,156	$19
GSE-Mortgage-backed securities and CMO’s	4,574	24	—	—	4,574	24
State and political subdivisions	1,442	40	—	—	1,442	40
Corporate bonds	2,151	57	—	—	2,151	57
Total securities available for sale	$11,323	$140	$—	$—	$11,323	$140

	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Securities held to maturity temporary impairment
State and political subdivisions	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$11,956	$55	$9,704	$146	$21,660	$201
GSE-Mortgage-backed securities and CMO’s	17,613	61	7,431	81	25,044	142
State and political subdivisions	1,694	45	—	—	1,694	45
Total securities available for sale	$31,263	$161	$17,135	$227	$48,398	$388

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
Corporate bonds	$1,502	$1	$—	$—	$1,502	$1
Total securities held to maturity	$1,502	$1	$—	$—	$1,502	$1

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At June 30, 2020, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at June 30, 2020 by remaining contractual maturity are as follows:

	June 30, 2020
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due within twelve months	4,992	5,024	2.66%
	4,992	5,024	2.66%
U.S. Government agencies
Due after one but within five years	18,971	19,346	1.55%
Due after five but within ten years	9,865	10,138	1.90%
	28,836	29,484	1.67%
Mortgage-backed securities
Due within twelve months	203	205	3.17%
Due after one but within five years	890	900	1.24%
Due after five but within ten years	17,595	19,209	2.41%
Due after ten years	14,295	14,609	1.55%
	32,983	34,923	2.01%
State and political subdivisions
Due after one but within five years	1,437	1,445	3.79%
Due after five but within ten years	2,773	2,815	2.14%
Due after ten years	26,565	27,745	2.90%
	30,775	32,005	2.88%
Corporate bonds
Due within twelve months	2,803	2,819	2.06%
Due after one but within five years	6,097	6,338	2.47%
	8,900	9,157	2.34%
Total securities available for sale
Due within twelve months	7,998	8,048	2.46%
Due after one but within five years	27,395	28,029	1.86%
Due after five but within ten years	30,233	32,162	2.22%
Due after ten years	40,860	42,354	2.43%
	$106,486	$110,593	2.23%

	June 30, 2020
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after one but within five years	$523	$536	2.89%
	523	536	2.89%
State and political subdivisions
Due within twelve months	1,500	1,502	2.53%
Due after one but within five years	4,268	4,385	2.50%
Due after ten years	13,553	14,432	3.45%
	19,321	20,319	3.17%
Corporate Bonds
Due within twelve months	1,500	1,502	2.79%
Due after five but within ten years	6,000	6,000	5.33%
	7,500	7,502	4.83%
Total securities held for maturity
Due within twelve months	3,000	3,004	2.66%
Due after one but within five years	4,791	4,921	2.54%
Due after five but within ten years	6,000	6,000	5.33%
Due after ten years	13,553	14,432	3.45%
	$27,344	$28,357	3.62%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Commercial
Commercial	$60,477	$59,075
SBA Paycheck Protection Program (PPP)	77,298	—
Real estate - commercial	137,426	130,998
Other real estate construction loans	33,474	23,043
Other loans	2,757	1,939
Noncommercial
Real estate 1-4 family construction	8,040	7,600
Real estate - residential	74,762	71,370
Home equity	51,347	51,216
Consumer loans	11,853	12,957
	457,434	358,198
Less:
Allowance for loan losses	(3,426)	(1,981)
Deferred loan fees net	(2,578)	(248)

Loans held for investment, net	$451,430	$355,969

Note 7 – Allowance for Loan Losses

During the second quarter of 2020, management made adjustments to the allowance for loan losses methodology. The qualitative factors were expanded to include additional reserves for niche lending portfolios of hotel, retained interest in the unguaranteed portion of Small Business Administration (SBA) Loans (not including PPP loans), and SBA PPP loans. The risk in these portfolios is measurable in addition to the standard probable loss calculation performed on all non-impaired loans.

With the impact of COVID-19 on all industries, the hotel and SBA (non-PPP) loan categories on the Company’s balance sheet have been identified as having elevated credit risk. The SBA (non-PPP) reflects the unguaranteed portion of SBA guaranteed loans originated by the Company. SBA PPP loans, while 100% guaranteed by SBA, could result in some loss if fraud occurs or there are reporting issues or duplicate funding of loans. These additional reserves allocated $172,000 to the reserve that was not present prior to June 30, 2020.

In addition, management eliminated its qualitative factor based on a 21-day weighted average of the VIX index, a real-time index that measures the expectation of the market’s 30-day forward-looking volatility, and replaced it with a multi-factor linear regression encompassing the following economic data: Case Shiller for North Carolina (NC) home price index, NC unemployment rate, 2-year 10-year US Treasury spread, customer sentiment, and a VIX quarterly average factor. This qualitative factor update increased provisions by approximately $379,000 from March 31, 2020 to June 30, 2020.

The following table shows the change in the allowance for loss losses by loan segment for the three and six months ended June 30, 2020 and 2019, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Balance, beginning of period	1,512	$1,281	$1,087	$1,334
Provision for (recovery of) loan losses	580	(350)	1,002	(414)
Charge-offs	(35)	—	(38)	(5)
Recoveries	54	341	60	357
Net (charge-offs) / Recoveries	19	341	22	352
Reclassification of reserve for off balance sheet commitments	—	(32)	—	(32)
Balance at end of period	$2,111	$1,240	$2,111	$1,240

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Balance, beginning of period	$1,115	$952	$894	$1,040
Provision for (recovery of) loan losses	187	35	397	(14)
Charge-offs	(17)	(12)	(24)	(65)
Recoveries	30	18	48	32
Net (charge-offs) / Recoveries	13	6	24	(33)
Reclassification of reserve for off balance sheet commitments	—	(54)	—	(54)
Balance at end of period	$1,315	$939	$1,315	$939

Total	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Balance, beginning of period	$2,627	$2,233	$1,981	$2,374
Provision for (recovery of) loan losses	767	(315)	1,399	(428)
Charge-offs	(52)	(12)	(62)	(70)
Recoveries	84	359	108	389
Net (charge-offs) / Recoveries	32	347	46	319
Reclassification of reserve for off balance sheet commitments	—	(86)	—	(86)
Balance at end of period	$3,426	$2,179	$3,426	$2,179

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2020 and December 31, 2019:

June 30, 2020
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$53	$5,400	$2,058	$303,740	$2,111	$309,140
Non-Commercial	79	3,226	1,236	142,490	1,315	145,716

Total	$132	$8,626	$3,294	$446,230	$3,426	$454,856

December 31, 2019
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$32	$3,660	$1,055	$209,456	$1,087	$213,116
Non-Commercial	109	3,175	785	141,659	894	144,834

Total	$141	$6,835	$1,840	$351,115	$1,981	$357,950

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

June 30, 2020
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$60,477	$60,477	$—
SBA Paycheck Protection Program (PPP)	—	—	—	75,006	75,006	—
Real estate - commercial	—	2,083	2,083	135,343	137,426	—
Other real estate construction	55	1,080	1,135	32,339	33,474	—
Real estate 1-4 family construction	—	—	—	8,040	8,040	—
Real estate - residential	70	711	781	73,695	74,476	—
Home equity	58	65	123	51,224	51,347	—
Consumer loans	24	—	24	11,829	11,853	—
Other loans	—	—	—	2,757	2,757	—

Total	$207	$3,939	$4,146	$450,710	$454,856	$—

December 31, 2019
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$190	$—	$190	$58,885	$59,075	$—
Real estate - commercial	—	2,088	$2,088	128,910	130,998	—
Other real estate construction	14	—	$14	23,029	23,043	—
Real estate 1-4 family construction	—	—	—	7,600	7,600	—
Real estate - residential	326	752	1,078	70,044	71,122	—
Home equity	57	82	139	51,077	51,216	—
Consumer loan	27	—	27	12,930	12,957	—
Other loans	—	—	—	1,939	1,939	—

Total	$614	$2,922	$3,536	$354,414	$357,950	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $272,000 of residential real estate in process of foreclosure at June 30, 2020. At December 31, 2019, the Company had $130,000 in foreclosed residential real estate and $387,000 of residential real estate in process of foreclosure.

The composition of non-accrual loans by class as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(dollars in thousands)

Commercial	$—	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	2,083	2,088
Other real estate construction	1,080	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	711	752
Home equity	65	82
Consumer loans	—	—
Other loans	—	—
	$3,939	$2,922

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

Substandard: Loans that are considered substandard are loans that are inadequately protected by current sound net worth and paying capacity of the obligor or the value of the collateral pledged. All non-accrual loans are graded as substandard.

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2020 and December 31, 2019:

June 30, 2020
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$57,902	$2,575	$—	$—	$60,477
SBA Paycheck Protection Program (PPP)	75,006	—	—	—	75,006
Real estate - commercial	133,358	1,156	2,912	—	137,426
Other real estate construction	31,728	392	1,354	—	33,474
Real estate 1 - 4 family construction	8,040	—	—	—	8,040
Real estate - residential	71,175	2,336	965	—	74,476
Home equity	50,307	975	65	—	51,347
Consumer loans	11,759	82	12	—	11,853
Other loans	2,757	—	—	—	2,757

Total	$442,032	$7,516	$5,308	$—	$454,856

December 31, 2019
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$56,151	$2,921	$3	$—	$59,075
Real estate - commercial	126,498	1,194	3,306	—	130,998
Other real estate construction	21,253	1,477	313	—	23,043
Real estate 1 - 4 family construction	7,600	—	—	—	7,600
Real estate - residential	67,647	2,464	1,011	—	71,122
Home equity	50,255	879	82	—	51,216
Consumer loans	12,877	79	1	—	12,957
Other loans	1,939	—	—	—	1,939

Total	$344,220	$9,014	$4,716	$—	$357,950

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2020 and December 31, 2019 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2020 and December 31, 2019:

June 30, 2020
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$60,477	$—	$60,477
SBA Paycheck Protection Program (PPP)	75,006	—	75,006
Real estate - commercial	135,343	2,083	137,426
Other real estate construction	32,394	1,080	33,474
Real estate 1 – 4 family construction	8,040	—	8,040
Real estate – residential	73,765	711	74,476
Home equity	51,282	65	51,347
Consumer loans	11,853	—	11,853
Other loans	2,757	—	2,757

Total	$450,917	$3,939	$454,856

December 31, 2019
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$59,075	$—	$59,075
Real estate - commercial	128,910	2,088	130,998
Other real estate construction	23,043	—	23,043
Real estate 1 – 4 family construction	7,600	—	7,600
Real estate – residential	70,370	752	71,122
Home equity	51,134	82	51,216
Consumer loans	12,957	—	12,957
Other loans	1,939	—	1,939

Total	$355,028	$2,922	$357,950

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2020 and December 31, 2019.

June 30, 2020
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$693	$41	$652	$20
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,584	2,084	1,500	30
Other real estate construction	1,123	1,080	43	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,143	1,698	1,445	72
Home equity	65	19	46	7
Consumer loans	18	—	18	—
Other loans	—	—	—	—

Total	$8,626	$4,922	$3,704	$132

December 31, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$4	$—	$4	$—
Real estate - commercial	3,612	1,923	1,689	29
Other real estate construction	44	—	44	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,070	987	2,083	99
Home equity	82	13	69	10
Consumer loans	23	—	23	—

Total	$6,835	$2,923	$3,912	$141

	Three Months ended June 30, 2020		Three Months ended June 30, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$388	$17	$6	$—
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,591	13	1,434	15
Other real estate construction	1,123	—	69	—
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	3,223	29	2,975	33
Home equity	73	—	124	3
Consumer loans	19	1	28	—
Other loans	—	—	—	—

Total	$8,417	$60	$4,636	$51

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$260	$17	$6	$—
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,598	42	1,375	35
Other real estate construction	763	1	77	1
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	3,172	69	2,985	72
Home equity	76	1	110	4
Consumer loans	20	1	29	1
Other loans	—	—	—	—

Total	$7,889	$131	$4,582	$113

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

Loans modified as TDRs are typically already on non-accrual status and in some cases, partial charge-offs may have already been taken against the outstanding loan balance. The Company classifies TDR loans as impaired loans and evaluates the need for an allowance for loan loss on a loan-by-loan basis. An allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan is deemed to be collateral dependent.

At June 30, 2020, the Company had $4.8 million in TDRs outstanding, of which two with balances totaling $69,000 were on a non-accruing basis. Comparatively, the Company had $3.9 million of outstanding TDRs, of which one with a balance of $26,000 was non-accruing, at December 31, 2019.

For the three and six months ended June 30, 2020 and 2019, the following table presents a breakdown of the types of concessions made by loan class:

	For the three months ended June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	1	$650	$650
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	1	829	829
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	114	114
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$1,593	$1,593

For the three months ended June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
Real estate - commercial	1	1,629	857
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	1	$1,629	$857

	For the six months ended June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	2	$691	$691
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	1	829	829
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	335	335
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	5	$1,855	$1,855

For the six months ended June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
Real estate - commercial	1	1,629	857
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	217	198
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$1,846	$1,055

During the twelve months ended June 30, 2020, there were two TDRs for which there was a payment default. During the twelve months ended June 30, 2019, there was two TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $133,000 in the allowance for loan losses as of June 30, 2020, as a direct result of these TDRs. At June 30, 2019, there was $117,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loans modified as TDRs within the previous twelve months as of June 30, 2020 and 2019:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2020

Below market interest rate	—	$—	1	$219	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	1	37	10	2,434	1	46	—	—

Total	1	$37	11	$2,653	1	$46	—	$—

June 30, 2019

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	5	895	4	1,847	—	—	2	282

Total	5	$895	4	$1,847	—	$—	2	$282

Effective March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020, allows the Company to suspend the TDR classifications described above in an effort to provide relief to borrowers impacted by COVID-19. The Company has elected to adopt this suspension until December 31, 2020 or sixty days after the national emergency terminates, per the CARES Act. Modifications of loans for COVID-19 reasons, and that were current as of December 31, 2019, are not considered TDRs and are tracked internally as “COVID-19 Modifications”.

The Company is initially providing up to a three-month deferral period or conversion to interest only repayment for up to three months. Additional extensions may be considered. Loans are reviewed on a case-by-case basis and the Company will work with borrowers that express an interest in the assistance program. As of June 30, 2020, the Company had modified 179 current outstanding loans with a recorded investment of $55.3 million.

As of June 30, 2020, the Company’s modifications of loans for COVID-19 related reasons are disclosed in the table below:

	Interest only		Payment deferral		Other		Total COVID-19 modifications
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2020

Commercial	2	$232	25	$2,520	—	$—	27	$2,752
Real estate - commercial	14	15,626	50	25,443	—	—	64	41,069
Other real estate construction	1	350	7	4,493	—	—	8	4,843
Other loans	—	—	1	10	—	—	1	10
Real estate – residential	1	149	38	5,818	—	—	39	5,967
Home equity	—	—	7	349	—	—	7	349
Consumer loans	8	84	24	238	1	20	33	342
Total	26	16,441	152	38,871	1	20	179	55,332

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

Our leases relate to three office locations, two of which are branch locations, with remaining terms of two to ten years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise and they are not included in the lease term. As of June 30, 2020, operating lease ROU assets were $1.8 million and the lease liability was $1.9 million, compared to ROU assets and a lease liability of $2.1 million for both at June 30, 2019. Lease costs associated with all leases is $96,000 and $192,000 for the three and six months ended June 30, 2020 respectively.

The table below summarizes other information related to our operating leases:

	Six Months Ended June 30,
	2020	2019
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$189	$169
Right-of-use assets obtained in exchange for new operating lease liabilities	1,782	2,107
Weighted-average remaining lease term - operating leases, in years	7.3	7.9
Weighted-average discount rate - operating leases	2.9%	2.8%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2020
(in thousands)

2020	$192
2021	347
2022	225
2023	229
2024	233
2025 and thereafter	846
Total lease payments	2,072
Less: Interest	(222)
Present value of lease liabilities	1,850

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

At June 30, 2020, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	June 30, 2020	December 31, 2019
	(dollars in thousands)

Commitments to extend credit	$141,185	$134,241
Credit card commitments	13,042	11,650
Standby letters of credit	1,216	1,213
Total commitments	$155,443	$147,104

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$5,024	$5,024	$—	$—
U.S. Government agencies	29,484	—	29,484	—
GSE - Mortgage-backed securities and CMO’s	34,923	—	34,923	—
State and political subdivisions	32,005	—	32,005	—
Corporate bonds	9,157	—	9,157	—
Equity securities	1,234	1,234	—	—

Total assets at fair value on a recurring basis	$111,827	$6,258	$105,569	$—

	December 31, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$5,012	$5,012	$—	$—
U.S. Government agencies	25,686	—	25,686	—
GSE - Mortgage-backed securities and CMO’s	38,576	—	38,576	—
State and political subdivisions	14,221	—	14,221	—
Corporate bonds	5,029	—	5,029	—

Total assets at fair value on a recurring basis	$88,524	$5,012	$83,512	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$6,289	$—	$—	$6,289
Other real estate owned	359	—	—	359
Total assets at fair value on a nonrecurring basis	$6,648	$—	$—	$6,648

	December 31, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,771	$—	$—	$3,771
Other real estate owned	364	—	—	364

Total assets at fair value on a nonrecurring basis	$4,135	$—	$—	$4,135

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2020
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2019
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At June 30, 2020, impaired loans were being evaluated with discounted expected cash flows or discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2020 and December 31, 2019 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at June 30, 2020 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2020 and December 31, 2019:

June 30, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$111,932	$111,948	$109,940	$2,008	$—
Securities available for sale	110,593	110,593	5,024	105,569	—
Securities held to maturity	27,344	28,357	—	22,357	6,000
Equity securities	1,234	1,234	1,234	—	—
Loans held for investment, net	451,430	446,916	—	—	446,916
Loans held for sale	4,369	4,369	—	4,369	—
Restricted stock	1,166	1,166	1,166	—	—
Loan servicing rights	2,439	2,641	—	2,641
Accrued interest receivable	2,284	2,284	—	—	2,284

FINANCIAL LIABILITIES
Deposits	$674,098	$674,436	—	674,436	—
Short-term borrowings	499	499	—	499	—
Long-term borrowings	10,992	11,172	—	—	11,172
Accrued interest payable	29	29	—	—	29

December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$155,198	$155,202	$152,957	$2,245	$—
Securities available for sale	88,524	88,524	5,012	83,512	—
Securities held to maturity	13,428	13,499	—	10,499	3,000
Loans held for investment, net	355,969	354,269	—	—	354,269
Loans held for sale	2,946	2,946	—	2,946	—
Restricted stock	1,144	1,144	1,144	—	—
Loan servicing rights	1,723	3,228	—	3,228
Accrued interest receivable	1,666	1,666	—	—	1,666

FINANCIAL LIABILITIES
Deposits	585,878	567,130	—	567,130	—
Short-term borrowings	626	626	—	626	—
Long-term debt	9,992	10,180	—	—	10,180
Accrued interest payable	55	55	—	—	55

At June 30, 2020 the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to: the impact of the novel Coronavirus disease, or COVID-19, on our borrowers’ ability to meet their financial obligations to us; increases in our past due loans and provisions for loan losses that may result from COVID-19; declines in general economic conditions, including increased stress in the financial markets due to COVID-19; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019.

During the six months ended June 30, 2020, the Company’s total assets increased $91.4 million, from $656.8 million to $748.2 million.

Cash and cash equivalents decreased $43.3 million during the six months ended June 30, 2020. The decrease is directly related to the increased investments made in the securities portfolio in an effort to sustain the yield on earning assets after rates dropped significantly during the first quarter.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $36.0 million to $137.9 million for the six-month period ended June 30, 2020, due to investments of cash into longer-term, higher yielding assets. At June 30, 2020, the Company had net unrealized gains on securities available for sale of $4.1 million, compared to net unrealized gains of $419,000 as December 31, 2019. The significant improvement is directly related to the decline of the bond yields at June 30, 2020 compared to December 31, 2019, as the market reacted to the COVID-19 outbreak worldwide.

An additional investment was made into an equity security during the six months ended June 30, 2020 of $901,000. The value of the equity security increased $333,000 by the end of the second quarter, resulting in a fair value of $1.2 million for the security at June 30, 2020.

Loans held for investment increased from $358.0 million to $454.9 million, an increase of $96.9 million for the six-month period. The Company experienced net growth in nearly all sectors with the largest increase (not including PPP loans) occurring in the other real estate construction segment related to funding on two large hotel loans. During the second quarter of 2020, the Company funded 1,004 SBA PPP loans for a total of $77.3 million. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA. Loans held for sale increased 48.3%, or $1.4 million, as many of the loans produced near the June 30, 2020 quarter-end date were not sold on the secondary market until early July. The increase in re-finance activity due to a favorable interest rate environment for borrowers has increased production for the mortgage division of the Company.

The allowance for loan losses was $3.4 million at June 30, 2020, which represented 0.75% of the total loans held for investment compared to $2.0 million or 0.55% of the total loans held for investment at December 31, 2019. Additional discussion regarding the increase in the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to prepaid assets, other assets and loan servicing assets. Prepaid assets have increased $494,000 from December 31, 2019 to June 30, 2020, as annual property and business insurance payments are due during the first quarter of the year. Other assets decreased $834,000 during the first six months of 2020, primarily due to the distribution of supplemental executive retirement plan benefits related to an executive retirement in January 2020. Loan servicing assets increased by $716,000 during the six-month period as a result of the aforementioned production growth within the Company’s mortgage division.

Customer deposits, our primary funding source, experienced an $88.2 million increase during the six-month period ended June 30, 2020, increasing from $585.9 million to $674.1 million, a 15.05% increase. A portion of this increase is related to funding of SBA PPP loans, some of the proceeds of which were deposited by our customers into their deposit accounts held at the Company’s subsidiary bank. Demand noninterest-bearing checking accounts increased $55.3 million and savings deposits increased $9.1 million. Interest checking and money market accounts increased by $75.4 million, of which $41.0 million is related to an account that moved from time deposits greater than $250,000. Other time deposits decreased $51.6 million during the six-month period ended June 30, 2020.

Total short-term borrowings decreased $127,000 for the period due to a reduction in consumer overnight sweep accounts. At June 30, 2020, the Company has $11.0 million in long-term debt outstanding, which consisted primarily of its fixed rate junior subordinated debt securities issued on September 30, 2019. The subordinated debt securities have a final maturity date of September 30, 2029, though may be redeemed by the Company on or after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. The Company has a $3 million line of credit of which $1 million was in use at June 30, 2020.

Other liabilities decreased from $11.4 million at December 31, 2019 to $10 million at June 30, 2020, a decrease of $1.4 million, primarily due to the distribution of supplemental executive retirement plan benefits related to an executive’s retirement in January 2020.

At June 30, 2020, total shareholders’ equity was $52.7 million, an increase of $3.8 million from December 31, 2019. Net income for the six-month period was $1.9 million. Unrealized gains/losses on investment securities, net of tax, improved by $2.8 million. The Company repurchased 125,779 shares of common stock at a total cost of $691,000 during the first six months of 2020. The Company paid $282,000 in dividends attributed to noncontrolling interest during the first six months of 2020.

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.6 million for the three months ended June 30, 2020, as compared to $951,000 for the three months ended June 30, 2019, an increase of $650,000. Net income available to common shareholders was $1.5 million or $0.21 per common share, at June 30, 2020, compared to $811,000 or $0.11 per common share, at June 30, 2019. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended June 30, 2020 was $5.3 million, compared to $5.0 million for the three months ended June 30, 2019, an increase of $312,000. During the second quarter of 2020, the average yield on our interest-earning assets decreased forty-eight basis points to 3.51%, and the average rate we paid for our interest-bearing liabilities decreased thirty-nine basis points to 0.44%. The aforementioned changes resulted in a lower interest rate spread of 3.07% as of June 30, 2020, compared to 3.16% as of June 30, 2019. Our net interest margin was 3.20% and 3.38% for the comparable periods in 2020 and 2019, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended June 30, 2020 and 2019:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2020	2019	2020	2019	2020	2019
Interest-earning assets:
Taxable securities	$108,672	$82,866	$569	$386	2.11%	1.87%
Nontaxable securities (1)	26,274	16,839	195	104	3.75%	3.10%
Short-term investments	109,195	125,399	38	687	0.14%	2.20%
Taxable loans	422,246	365,105	4,961	4,680	4.73%	5.14%
Non-taxable loans (1)	10,010	8,871	70	55	3.51%	3.14%
Total interest-earning assets	676,397	599,080	5,833	5,912	3.51%	3.99%

Interest-bearing liabilities:
Interest-bearing deposits	459,397	429,304	372	762	0.33%	0.71%
Short-term borrowed funds	397	1,207	1	5	1.01%	1.67%
Long-term debt	11,410	9,972	144	141	5.08%	5.69%
Total interest bearing liabilities	471,204	440,483	517	908	0.44%	0.83%

Net interest spread	$205,193	$158,597	$5,316	$5,004	3.07%	3.16%

Net interest margin (1) (% of earning assets)					3.20%	3.38%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate.

Provision (Recovery) and Allowance for Loan Losses

The provision for loan losses was $767,000 for the three months ended June 30, 2020, compared to a recovery of $315,000 for the same period in 2019. There were net loan recoveries of $32,000 for the three months ended June 30, 2020, as compared with net loan recoveries of $347,000 during the same period of 2019. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $2.2 million for the three-month period ended June 30, 2020, as compared to the same period in 2019. The primary factor contributing to the overall increase was an increase of $2.6 million in income from mortgage loan sales. This increase is due to stronger margins and increased production from refinance transactions as long-term rates remained low during the second quarter of 2020.

In addition, an unrealized gain on an equity investment in preferred stock of another bank produced gains of $102,000, which is reported in noninterest income.

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

	Three Months Ended June 30,
	2020	2019
	(in thousands)

Income from debit card transactions	$408	$389
Income from credit card transactions	91	112
Gross interchange and transaction fee income	499	501
Network costs - debit card	172	152
Network costs - credit card	145	145
Total net income	$182	$204

Noninterest Expense

Noninterest expense for the three months ended June 30, 2020 increased by $648,000 from June 30, 2019, to $6.9 million. Salaries and benefits, the largest component of noninterest expense, increased $778,000 to account for wage and benefit cost increases as well as increased commissions for increased production in the mortgage division. As a result of production growth in the mortgage division, loan costs increased by $111,000 to $167,000 for the three months ended June 30, 2020. These increases were offset in part by a $401,000 decline in supplemental executive retirement plan expenses due to market value adjustments during the second quarter.

The table below reflects the composition of other noninterest expense.

	Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Postage	$47	$44
Telephone and data lines	47	46
Insurance expense	29	33
Shareholder relations expense	30	37
Dues and subscriptions	107	71
Other	(167)	231
Total	$93	$462

Income Tax Expense

The Company had income tax expense of $429,000 for the three months ended June 30, 2020 at an effective tax rate of 21.1% compared to income tax expense of $277,000 with an effective tax rate of 22.5% in the comparable 2019 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2020, the effective tax rate decreased slightly due to more impact from tax-free instruments.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.9 million for the six months ended June 30, 2020, as compared to $1.6 million for the six months ended June 30, 2019, an increase of $289,000. Net income available to common shareholders was $1.6 million, or $0.23 per common share, at June 30, 2020, compared to $1.4 million or $0.19 per common share, at June 30, 2019. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2020 and 2019 was $10.2 million. During the first two quarters of 2020, the average yield on our interest-earning assets decreased forty basis points to 3.61%, and the average rate we paid for our interest-bearing liabilities decreased fifteen basis points to 0.60%. The aforementioned changes resulted in a lower interest rate spread of 3.01% as of June 30, 2020, compared to 3.27% as of June 30, 2019. Our net interest margin was 3.18% and 3.46% for the comparable periods in 2020 and 2019, respectively.

The following table presents average balance sheet and a net interest income analysis for the six months ended June 30, 2020 and 2019:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2020	2019	2020	2019	2020	2019
Interest-earning assets:
Taxable securities	$98,527	$83,671	$1,062	$776	2.17%	1.87%
Nontaxable securities (1)	21,170	16,995	293	210	3.50%	3.12%
Short-term investments	130,037	127,055	590	1,480	0.91%	2.35%
Taxable loans	388,631	364,110	9,447	9,290	4.89%	5.15%
Non-taxable loans (1)	9,902	8,993	137	112	3.50%	3.15%
Total interest-earning assets	648,267	600,824	11,529	11,868	3.61%	4.01%

Interest-bearing liabilities:
Interest-bearing deposits	449,040	434,726	1,100	1,359	0.49%	0.63%
Short-term borrowed funds	449	1,326	2	11	0.90%	1.67%
Long-term debt	10,701	9,973	275	283	5.17%	5.72%
Total interest-bearing liabilities	460,190	446,025	1,377	1,653	0.60%	0.75%

Net interest spread	$188,077	$154,799	$10,152	$10,215	3.01%	3.27%

Net interest margin (1) (% of earning assets)					3.18%	3.46%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% tax rate.

Provision (Recovery) and Allowance for Loan Losses

The provision for loan losses was $1.4 million for the six months ended June 30, 2020, compared to a recovery of $428,000 for the same period in 2019. There were net loan recoveries of $46,000 for the six months ended June 30, 2020, as compared with net loan recoveries of $319,000 during the same period of 2019. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $3.5 million for the six-month period ended June 30, 2020, as compared to the same period in 2019. The primary factor contributing to the overall increase was an increase of $3.2 million in income from mortgage loan sales. This increase is due to stronger margins and increased production from refinance transactions as long-term rates fell during the first quarter and remained historically low during the second quarter of 2020.

In addition, an unrealized gain on an equity investment in preferred stock of another bank produced gains of $333,000, which is reported in noninterest income.

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

	Six Months Ended June 30,
	2020	2019
	(in thousands)

Income from debit card transactions	$793	$731
Income from credit card transactions	212	219
Gross interchange and transaction fee income	1,005	950
Network costs - debit card	344	313
Network costs - credit card	287	239
Total net income	$374	$398

Noninterest Expense

Noninterest expense for the six months ended June 30, 2020 increased by $1.2 million from June 30, 2019, to $13.7 million. Salaries and benefits, the largest component of noninterest expense, increased $1.1 million to account for wage and benefit cost increase as well as increased commissions for increased production in the mortgage division. As a result of production growth in the mortgage division, loan costs increased by $109,000 to $254,000 for the six months ended June 30, 2020.

The table below reflects the composition of other noninterest expense.

	Six Months Ended June 30,
	2020	2019
	(in thousands)

Postage	$92	$108
Telephone and data lines	93	92
Office supplies and printing	51	60
Shareholder relations expense	64	77
Dues and subscriptions	171	132
Other	360	357
Total	$831	$826

Income Tax Expense

The Company had income tax expense of $514,000 for the six months ended June 30, 2020 at an effective tax rate of 21.0% compared to income tax expense of $460,000 with an effective tax rate of 21.9% in the comparable 2019 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2020, the effective tax rate decreased slightly due to more impact from tax-free instruments.

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

During the second quarter of 2020, management made adjustments to the allowance for loan losses methodology. The qualitative factors were expanded to include additional reserves for niche lending portfolios of hotel, retained interest in the unguaranteed portion of Small Business Administration (SBA) Loans (not including PPP loans), and SBA PPP loans. The risk in these portfolios is measurable in addition to the standard probable loss calculation performed on all non-impaired loans. With the impact of COVID-19 on all industries, the hotel and SBA (non-PPP) loan categories on the Company’s balance sheet have been identified as having elevated credit risk. The SBA (non-PPP) reflects the unguaranteed portion of SBA guaranteed loans originated by the Company. SBA PPP loans, while 100% guaranteed by SBA, could result in some loss if fraud occurs or there are reporting issues or duplicate funding of loans. These additional reserves allocated $172,000 to the reserve that was not present prior to June 30, 2020. In addition, management eliminated its qualitative factor based on a 21-day weighted average of the VIX index, a real-time index that measures the expectation of the market’s 30-day forward-looking volatility, and replaced it with a multi-factor linear regression encompassing the following economic data: Case Shiller for North Carolina (NC) home price index, NC unemployment rate, 2-year 10-year US Treasury spread, customer sentiment, and a VIX quarterly average factor. This qualitative factor update increased provisions by approximately $379,000 from March 31, 2020 to June 30, 2020.

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

At June 30, 2020, the levels of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, were $8.6 million, compared to $6.8 million at December 31, 2019, a net increase of $1.8 million. The increase is related to one large relationship moving into non-accrual status during the first quarter of 2020 and one large relationship being modified as a TDR in the second quarter of 2020. Total non-accrual loans, which are a component of impaired loans, increased from $2.9 million at December 31, 2019 to $3.9 million at June 30, 2020. During the first six months of 2020, five additional loans totaling $2.0 million were added to impaired loans; however, two loans totaling $136,000 were closed.  That was offset by net pay downs of $112,000.

The allowance, expressed as a percentage of gross loans held for investment, increased twenty basis points from 0.55% at December 31, 2019 to 0.75% at June 30, 2020. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.52% at December 31, 2019 and 0.74% at June 30, 2020. The increase is attributable to the model adjustments discussed above allowing additional economic factors to increase qualitative factors related to the worldwide COVID-19 outbreak. This outbreak, which resulted in many businesses closing and staff layoffs, led management to increase the allowance allocated based on economic outlook in the model to the largest allowable based on internal policy. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 2.06% to 1.53% for the same periods, mainly due to the two large relationships totaling $1.7 million that were deemed impaired during the first six months of 2020, though little reserve is recognized based on the net realizable value. The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and specific indicators of potential issues in the market. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience. An additional calculation based on economic uncertainty is added to the probable losses, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve for qualitative factors based on management’s discretion of economic conditions, form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first six months of 2020, the average effective credit score of the portfolio, excluding loans in default, declined slightly from 770 to 768. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

The ratio of nonperforming loans, which consist of non-accrual loans and loans past due 90 days and still accruing, to total loans increased from 0.82% at December 31, 2019, to 0.87% at June 30, 2020, related to the large impaired relationship added in the first quarter, for which the Company believes it is sufficiently collateralized.

As of June 30, 2020, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $135,000 during the first six months of 2020. The Company sold three pieces of foreclosed property totaling $130,000, realizing a gain of $53,000. The Company had $21,000 in write-downs for the period ended June 30, 2020. There were no loans foreclosed on during the first six months of 2020.

Troubled debt restructured loans at June 30, 2020 totaled $4.8 million compared to $3.9 million at December 31, 2019 and are included in impaired loans. The increase is related to one relationship of $650,000 added. At June 30, 2020, there were two troubled debt restructured loans in non-accrual status, which had a balance of $69,000.

As discussed in Note 8 of our Notes to Consolidated Financial Statements, the CARES Act allows for loan modifications related to COVID-19 impacts to be excluded from TDR status. As of June 30, 2020, the Company had current outstanding loan portfolio modifications of 179 COVID-19 impacted loans for $55.3 million.

The following table shows the comparison of nonperforming assets at June 30, 2020 to December 31, 2019:

Nonperforming Assets

(dollars in thousands)

	June 30, 2020	December 31, 2019
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Non-accrual loans	3,939	2,922
Other real estate owned	359	494
Total nonperforming assets	$4,298	$3,416

Allowance for loans losses	$3,426	$1,981
Nonperforming loans to total loans	0.87%	0.82%
Allowance for loan losses to total loans	0.75%	0.55%
Nonperforming assets to total assets	0.57%	0.52%
Allowance for loan losses to nonperforming loans	86.98%	67.80%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at June 30, 2020, with available credit of $28 million; established borrowing relationships with the

Federal Home Loan Bank, with available credit of $54.0 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $24.5 million and the issuance of commercial paper. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A., during the first quarter of 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of June 30, 2020, we had $2.0 million that had not been extended and remained available for use on the line of credit. The Company has also previously secured long-term debt from other sources. Total outstanding debt from these sources included $10.0 million of junior subordinated debt at both June 30, 2020 and December 31, 2019.

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

The Basel III rules began to phase in for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements effective on January 1, 2019. As of June 30, 2020, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2020, the Company had $10.0 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2020 and have no current plans to do so.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since our 2019 Annual Report to Shareholders, which is filed as Exhibit 13 to our 2019 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2020. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2020.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2020 Through April 30, 2020	—	$—	—	$—
May 1, 2020 Through May 31, 2020	—	$—	—	$—
June 1, 2020 Through June 30, 2020	14,441	$5.48	—	$—
Total	14,441	$5.48	—	$—
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

Item 5.     Other Information.

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 4, 2020	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 4, 2020	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer