Form 10-Q
period 2020-09-30
UWHARRIE CAPITAL CORP
filed 2020-11-03
CIK 898171

ing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,961,230 shares of common stock outstanding as of October 31, 2020.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.

	September 30, 2020 (Unaudited)	December 31, 2019*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,494	$7,520
Interest-earning deposits with banks	63,955	147,678
Cash and cash equivalents	70,449	155,198
Securities available for sale, at fair value	178,582	88,524
Securities held to maturity, at amortized cost (fair value $27,373 and $13,499, respectively)	26,244	13,428
Equity security, at fair value	1,335	—
Loans held for sale	7,812	2,946
Loans:
Loans held for investment	467,726	357,950
Less allowance for loan losses	(4,494)	(1,981)
Net loans held for investment	463,232	355,969
Premises and equipment, net	16,392	17,062
Interest receivable	2,447	1,666
Restricted stock	1,166	1,144
Bank-owned life insurance	8,901	8,796
Other real estate owned	359	494
Prepaid assets	1,000	714
Servicing assets	3,155	1,723
Other assets	10,830	9,129
Total assets	$791,904	$656,793

LIABILITIES
Deposits:
Demand noninterest-bearing	$200,764	$150,283
Interest checking and money market accounts	379,108	263,136
Savings deposits	71,194	57,136
Time deposits, $250,000 and over	9,051	55,682
Other time deposits	53,570	59,641
Total deposits	713,687	585,878
Short-term borrowed funds	635	626
Long-term debt	10,992	9,992
Interest payable	27	55
Other liabilities	12,271	11,384
Total liabilities	737,612	607,935

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,961,230 and 7,095,920, respectively	8,702	8,870
Common stock dividend distributable	174	—
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,756	12,784
Undivided profits	18,600	16,226
Accumulated other comprehensive income	3,405	323
Total Uwharrie Capital shareholders’ equity	43,637	38,203
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	54,292	48,858
Total liabilities and shareholders’ equity	$791,904	$656,793

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,190	$4,840	$14,774	$14,242
Investment securities
U.S. Treasury	8	33	74	98
U.S. Government agencies and corporations	427	390	1,153	1,083
State and political subdivisions. non-taxable	215	98	509	308
State and political subdivisions, taxable	276	11	545	29
Equity Securities	34	—	34	—
Interest-earning deposits with banks and federal funds sold	26	678	616	2,158
Total interest income	6,176	6,050	17,705	17,918

Interest Expense
Interest checking and money market accounts	140	333	618	1,101
Savings deposits	14	25	49	78
Time deposits, $250,000 and over	35	265	335	567
Other time deposits	123	188	410	424
Short-term borrowed funds	—	2	2	13
Long-term debt	142	145	417	427
Total interest expense	454	958	1,831	2,610
Net interest income	5,722	5,092	15,874	15,308
Provision for (recovery of) loan losses	1,066	(80)	2,465	(508)
Net interest income after provision for (recovery of) loan losses	4,656	5,172	13,409	15,816

Noninterest Income
Service charges on deposit accounts	241	335	763	1,003
Interchange and card transaction fees, net	266	229	640	627
Other service fees and commissions	588	658	1,911	1,987
Gain (loss) on sale of securities	19	(35)	77	(35)
Unrealized gain on equity security	101	—	434	—
Income from mortgage loan sales	3,961	1,197	8,727	2,776
Other income (expense)	370	204	428	185
Total noninterest income	5,546	2,588	12,980	6,543

Noninterest Expense
Salaries and employee benefits	5,254	4,284	14,708	12,669
Net occupancy expense	430	422	1,261	1,245
Equipment expense	202	187	564	546
Data processing costs	171	163	491	557
Loan costs	155	108	409	253
Foreclosed real estate expense	4	100	(17)	160
Professional fees and services	313	306	716	658
Marketing and donations	294	144	705	521
Electronic banking expense	120	106	346	307
Software amortization and maintenance	352	249	916	693
FDIC insurance	108	—	216	132
Other noninterest expense	599	528	1,430	1,354
Total noninterest expense	8,002	6,597	21,745	19,095
Income before income taxes	2,200	1,163	4,644	3,264
Income taxes	618	195	1,132	655
Net income	$1,582	$968	$3,512	$2,609

Consolidated net income	$1,582	$968	$3,512	$2,609
Less: net income attributable to noncontrolling interest	(142)	(142)	(424)	(422)
Net income attributable to Uwharrie Capital Corp and common shareholders	1,440	826	3,088	2,187
Net income per common share
Basic	$0.20	$0.11	$0.43	$0.30
Diluted	$0.20	$0.11	$0.43	$0.30
Weighted average shares outstanding
Basic	7,105,982	7,323,166	7,145,938	7,370,663
Diluted	7,105,982	7,323,166	7,145,938	7,370,663

See accompanying notes

=

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$1,582	$968	$3,512	$2,609

Unrealized gain on available for sale securities	333	626	4,080	2,946
Related tax effect	(78)	(146)	(938)	(679)
Reclassification of (gain) loss recognized in net income	(19)	35	(77)	35
Related tax effect	6	(7)	17	(7)

Total other comprehensive income	242	508	3,082	2,295

Comprehensive income	1,824	1,476	6,594	4,904

Less: Comprehensive income attributable to noncontrolling interest	(142)	(142)	(424)	(422)

Comprehensive income attributable to Uwharrie Capital	$1,682	$1,334	$6,170	$4,482

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, June 30, 2019	7,072,062	$8,840	$—	$12,683	$15,782	$93	$10,655	$48,053
Net Income	—	—	—	—	826	—	142	968
Repurchase and retirement of common stock	(96,328)	(120)	—	(360)	—	—	—	(480)
Other comprehensive income (loss)	—	—	—	—	—	508	—	508
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2019	6,975,734	$8,720	$—	$12,323	$16,608	$601	$10,655	$48,907

Balance, June 30, 2020	6,970,141	$8,713	$—	$12,250	$17,874	$3,163	$10,655	$52,655
Net Income	—	—	—	—	1,440	—	142	1,582
2% stock dividend declaration	—	—	174	540	(714)	—	—	—
Repurchase and retirement of common stock	(8,911)	(11)	—	(34)	—	—	—	(45)
Other comprehensive income (loss)	—	—	—	—	—	242	—	242
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, Ended September 30,	6,961,230	$8,702	$174	$12,756	$18,600	$3,405	$10,655	$54,292

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2018	7,126,541	$8,908	$—	$12,885	$14,421	$(1,694)	$10,655	$45,175
Net Income	—	—	—	—	2,187	—	422	2,609
Repurchase and retirement of common stock	(150,807)	(188)	—	(562)	—	—	—	(750)
Other comprehensive income (loss)	—	—	—	—	—	2,295	—	2,295
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2019	6,975,734	$8,720	$—	$12,323	$16,608	$601	$10,655	$48,907

Balance, December 31, 2019	7,095,920	$8,870	$—	$12,784	$16,226	$323	$10,655	$48,858
Net Income	—	—	—	—	3,088	—	424	3,512
2% stock dividend declaration	—	—	174	540	(714)	—	—	—
Repurchase and retirement of common stock	(134,690)	(168)	—	(568)	—	—	—	(736)
Other comprehensive income (loss)	—	—	—	—	—	3,082	—	3,082
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(313)	(313)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, Ended September 30,	6,961,230	$8,702	$174	$12,756	$18,600	$3,405	$10,655	$54,292

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$3,512	$2,609
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	857	800
Right of use asset amortization	246	232
Provision for (recovery of) loan losses	2,465	(508)
(Gain) loss on sale of securities available for sale	(77)	35
(Gain) loss on sale of premises and equipment	16	(4)
(Gain) loss on sale of OREO	(53)	38
OREO write-downs	21	105
Unrealized gain on equity securities	(434)	—
Net amortization of premium on investment securities AFS	387	460
Net amortization of premium on investment securities HTM	108	105
Net amortization of mortgage servicing rights	2,222	533
Originations and purchases of mortgage loans for sale	(232,471)	(91,282)
Proceeds from sales of mortgage loans for sale	225,392	92,317
Accrued interest receivable	(781)	253
Prepaid assets	(286)	(275)
Cash surrender value of life insurance	(105)	(87)
Miscellaneous other assets	(2,963)	620
Accrued interest payable	(28)	37
Miscellaneous other liabilities	887	2,649
Net cash provided (used) by operating activities	(1,085)	8,637

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	13,155	3,513
Proceeds from maturities, calls & paydowns of investment securities held to maturity	5,656	271
Proceeds from maturities, calls & paydowns of investment securities available for sale	7,593	20,200
Purchase of investment securities held to maturity	(18,580)	—
Purchase of investment securities available for sale	(107,113)	(22,466)
Purchase of equity securities	(901)	—
Purchase of investments in other assets	(1,100)	—
Net change in restricted stock	(22)	(50)
Net (increase) decrease in loans	(109,728)	649
Purchase of premises and equipment	(449)	(3,131)
Proceeds from sale of OREO	167	323
Proceeds from sales of premises, equipment and other assets	—	170
Net cash used by investing activities	(211,322)	(521)

Cash flows from financing activities
Net increase in deposit accounts	127,809	22,352
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase and other short-term borrowings	9	(687)
Proceeds from long-term borrowings	1,000	386
Common stock repurchased	(736)	(750)
Dividends paid on preferred stock (noncontrolling interest)	(424)	(422)
Net cash provided by financing activities	127,658	20,879
Increase (decrease) in cash and cash equivalents	(84,749)	28,995
Cash and cash equivalents, beginning of period	155,198	117,934
Cash and cash equivalents, end of period	$70,449	$146,929

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,749	$2,574
Income taxes paid	1,327	688
Supplemental Schedule of Non-Cash Activities
Net change in fair value securities available for sale, net of tax	$3,082	$2,295
Loans transferred to foreclosed real estate	—	137
Mortgage servicing rights capitalized	2,248	476
Company financed OREO	90	70

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management continues to evaluate the impact of COVID-19, the disease caused by the novel Coronavirus, beyond the current impacts as of September 30, 2020, which are discussed throughout the accompanying notes of this report. Management is not aware of additional economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

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

Lending operations and accommodations to borrowers

As outlined in the CARES Act, the Company is providing a payment deferral option for commercial and consumer loans adversely affected by the pandemic. In accordance with the CARES Act, these modifications are not required to be reported as troubled debt restructurings. The Company is initially providing up to a three-month deferral period or conversion to interest only repayment for up to three months to allow for re-evaluation in a timely manner based on the economic impact at that time. Additional extensions may be considered. Loans are reviewed on a case-by-case basis and the Company will work with borrowers that express an interest in the assistance program. As of September 30, 2020, 16 outstanding loans were modified with a recorded investment of $12.8 million. Of the loans currently under accommodation, 5 had entered payment deferral a second time. Additionally, 178 previously modified loans with outstanding balances totaling $43.6 million have come out of deferment. Of the loans removed from deferment, 13 with balances totaling $3.4 million were paid-off, 161 loans totaling $39.9 million were out of accommodation and current at September 30, 2020 and 4 loans totaling $346,000 were removed due to noncompliance.

The Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), was created as part of the CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2020, the Company has funded 1,202 PPP loans representing $81 million. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Beginning balance	$3,163	$93	$323	$(1,694)

Other comprehensive income before reclassifications, net of ($78), ($146), ($938) and ($679) tax effect, respectively	255	480	3,142	2,267

Amounts reclassified from accumulated other comprehensive income, net of $6, ($7), $17 and ($7) tax effect, respectively	(13)	28	(60)	28

Net current-period other comprehensive income	242	508	3,082	2,295

Ending balance	$3,405	$601	$3,405	$601

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

Note 4 – Per Share Data

On October 20, 2020, the Company’s Board of Directors declared a 2% stocked dividend payable on November 23, 2020 to shareholders of record on November 9, 2020. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. The number of shares and earnings per share for the 2019 periods have also been adjusted for the 2% stock dividend declared on November 12, 2019.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2020 or December 31, 2019.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,105,982 for the three-month period ended September 30, 2020 compared to 7,323,166 for the three-month period ended September 30, 2019. For the nine-month period ended September 30, 2020, the weighted average common shares outstanding was 7,145,938 compared to 7,370,663 for the nine-month period ended September 30, 2019.

Note 5 – Investment Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	35,033	708	16	35,725
GSE - Mortgage-backed securities and CMO’s	36,952	1,882	83	38,751
Asset-backed securities	38,594	176	26	38,744
State and political subdivisions	55,477	1,735	243	56,969
Corporate bonds	8,104	299	10	8,393
Total securities available for sale	$174,160	$4,800	$378	$178,582

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$460	$11	$—	$471
State and political subdivisions	17,784	1,118	—	18,902
Corporate bonds	8,000	—	—	8,000
Total securities held to maturity	$26,244	$1,129	$—	$27,373

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$4,976	$36	$—	$5,012
U.S. Government agencies	25,869	18	201	25,686
GSE - Mortgage-backed securities and CMO’s	38,305	413	142	38,576
Asset-backed securities	—	—	—	—
State and political subdivisions	13,937	329	45	14,221
Corporate bonds	5,018	11	—	5,029
Total securities available for sale	$88,105	$807	$388	$88,524

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$578	$5	$—	$583
State and political subdivisions	6,826	62	—	6,888
Corporate bonds	6,024	5	1	6,028
Total securities held to maturity	$13,428	$72	$1	$13,499

At September 30, 2020 and December 31, 2019, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock of $657,000 and $635,000, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2020.

Results from sales of securities available for sale for the three and nine month periods ended September 30, 2020 and September 30, 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Gross proceeds from sales	$5,569	$3,513	$13,155	$3,513

Realized gains from sales	$22	$—	$80	$—
Realized losses from sales	3	35	3	35
Net realized gains (losses)	$19	$(35)	$77	$(35)

At September 30, 2020 and December 31, 2019, securities available for sale with a carrying amount of $87.7 million and $65.3 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019. These unrealized losses on investment securities are a result of temporary fluctuations in market prices and are in no way a reflection of the credit quality of the investments. At September 30, 2020, the unrealized losses on available for sale securities less than twelve months related to three government-sponsored enterprise (“GSE”) mortgage-backed securities, seven asset-backed securities, thirteen state and political subdivision bonds, two government agency bonds, and one corporate bond. At December 31, 2019, the unrealized losses on available for sale securities less than twelve months related to three government agency bonds, six GSE mortgage backed securities, and one state and political subdivision bond. At December 31, 2019, the Company had four government agency bonds and nine GSE mortgage backed securities that had been in a loss position for twelve months or more. At December 31, 2019, the unrealized losses for less than twelve months on held to maturity securities related to one corporate bond.

	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$3,070	$16	$—	$—	$3,070	$16
GSE-Mortgage-backed securities and CMO’s	10,539	83	—	—	10,539	83
Asset-backed securities	17,812	26	—	—	17,812	26
State and political subdivisions	15,802	243	—	—	15,802	243
Corporate bonds	2,197	10	—	—	2,197	10
Total securities available for sale	$49,420	$378	$—	$—	$49,420	$378

	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$11,956	$55	$9,704	$146	$21,660	$201
GSE-Mortgage-backed securities and CMO’s	17,613	61	7,431	81	25,044	142
State and political subdivisions	1,694	45	—	—	1,694	45
Total securities available for sale	$31,263	$161	$17,135	$227	$48,398	$388

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
Corporate bonds	$1,502	$1	$—	$—	$1,502	$1
Total securities held to maturity	$1,502	$1	$—	$—	$1,502	$1

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of quality but that the losses are temporary in nature. At

September 30, 2020, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The aggregate amortized cost and fair value of the available for sale securities portfolio at September 30, 2020 by remaining contractual maturity are as follows:

	September 30, 2020
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Government agencies
Due within twelve months	$4,993	$5,043	1.28%
Due after one but within five years	13,984	14,262	1.65%
Due after five but within ten years	9,376	9,652	1.80%
Due after ten years	6,680	6,768	1.15%
	35,033	35,725	1.54%
Mortgage-backed securities
Due within twelve months	145	146	2.90%
Due after one but within five years	287	296	3.20%
Due after five but within ten years	17,221	18,817	2.40%
Due after ten years	19,299	19,492	1.19%
	36,952	38,751	1.78%
Asset-backed securities
Due after ten years	38,594	38,744	1.30%
	38,594	38,744	1.30%
State and political subdivisions
Due after one but within five years	1,435	1,444	3.79%
Due after five but within ten years	2,764	2,832	2.14%
Due after ten years	51,278	52,693	2.50%
	55,477	56,969	2.52%
Corporate bonds
Due within twelve months	2,001	2,008	2.21%
Due after one but within five years	6,103	6,385	2.45%
	8,104	8,393	2.39%
Total securities available for sale
Due within twelve months	7,139	7,197	1.57%
Due after one but within five years	21,809	22,387	2.04%
Due after five but within ten years	29,361	31,301	2.19%
Due after ten years	115,851	117,697	1.80%
	$174,160	$178,582	1.89%

	September 30, 2020
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Held to maturity

U. S. Government agencies
Due after one but within five years	$460	$471	2.89%
	460	471	2.89%
State and political subdivisions
Due within twelve months	1,376	1,395	2.06%
Due after one but within five years	2,885	2,981	2.70%
Due after ten years	13,523	14,526	3.45%
	17,784	18,902	3.22%
Corporate Bonds
Due after five but within ten years	8,000	8,000	5.23%
	8,000	8,000	5.23%
Total securities held for maturity
Due within twelve months	1,376	1,395	2.06%
Due after one but within five years	3,345	3,452	2.73%
Due after five but within ten years	8,000	8,000	5.23%
Due after ten years	13,523	14,526	3.45%
	$26,244	$27,373	3.83%

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Commercial
Commercial	$62,641	$59,075
SBA Paycheck Protection Program (PPP)	80,977	—
Real estate - commercial	143,762	130,998
Other real estate construction loans	31,316	23,043
Other loans	3,161	1,939
Noncommercial
Real estate 1-4 family construction	6,875	7,600
Real estate - residential	76,808	71,370
Home equity	52,032	51,216
Consumer loans	12,358	12,957
	469,930	358,198
Less:
Allowance for loan losses	(4,494)	(1,981)
Deferred loan fees net	(2,204)	(248)

Loans held for investment, net	$463,232	$355,969

Note 7 – Allowance for Loan Losses

During the second quarter of 2020, management made adjustments to the allowance for loan losses methodology. The qualitative factors were expanded to include additional reserves for niche lending portfolios of hotel, retained interest in the unguaranteed portion of U.S. Small Business Administration (SBA) Loans (not including PPP loans), and SBA PPP loans. The risk in these portfolios is measurable in addition to the standard probable loss calculation performed on all non-impaired loans.

With the impact of COVID-19 on all industries, the hotel and SBA (non-PPP) loan categories on the Company’s balance sheet have been identified as having elevated credit risk. The SBA (non-PPP) loan category reflects the unguaranteed portion of SBA guaranteed loans originated by the Company. SBA PPP loans, while 100% guaranteed by SBA, could result in some loss if fraud occurs or there are reporting issues or duplicate funding of loans. These additional reserves allocated $172,000 to the reserve that was not present prior to June 30, 2020.

In addition, management eliminated its qualitative factor based on a 21-day weighted average of the VIX index, a real-time index that measures the expectation of the market’s 30-day forward-looking volatility, and replaced it with a multi-factor linear regression encompassing the following economic data: Case Shiller for North Carolina (NC) home price index, NC unemployment rate, 2-year 10-year US Treasury spread, customer sentiment, and a VIX quarterly average factor. This qualitative factor update increased provisions by approximately $379,000 from March 31, 2020 to June 30, 2020. Due to the lagging nature of the data (primarily unemployment data from U.S. Government data) used in the multi-factor linear regression, management adopted an additional qualitative factor to incorporate more current unemployment data that was developed from unofficial sources. The impact to the third quarter resulted in a $675,000 additional reserve for loan losses. The factor further represents the uncertainty surrounding the COVID-19 pandemic and adverse economic impacts.

The following table shows the change in the allowance for loss losses by loan segment for the three and nine months ended September 30, 2020 and 2019, respectively:

Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Balance, beginning of period	$2,111	$1,243	$1,087	$1,334
Provision for (recovery of) loan losses	650	(61)	1,652	(472)
Charge-offs	—	(5)	(38)	(10)
Recoveries	5	6	65	363
Net (charge-offs) / Recoveries	5	1	27	353
Reclassification of reserve for off balance sheet commitments	—	—	—	(32)
Balance at end of period	$2,766	$1,183	$2,766	$1,183

Non-Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Balance, beginning of period	$1,315	$936	$894	$1,040
Provision for (recovery of) loan losses	416	(19)	813	(36)
Charge-offs	(17)	(51)	(41)	(116)
Recoveries	14	22	62	54
Net (charge-offs) / Recoveries	(3)	(29)	21	(62)
Reclassification of reserve for off balance sheet commitments	—	—	—	(54)
Balance at end of period	$1,728	$888	$1,728	$888

Total	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Balance, beginning of period	$3,426	$2,179	$1,981	$2,374
Provision for (recovery of) loan losses	1,066	(80)	2,465	(508)
Charge-offs	(17)	(56)	(79)	(126)
Recoveries	19	28	127	417
Net (charge-offs) / Recoveries	2	(28)	48	291
Reclassification of reserve for off balance sheet commitments	—	—	—	(86)
Balance at end of period	$4,494	$2,071	$4,494	$2,071

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2020 and December 31, 2019:

September 30, 2020
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$49	$5,360	$2,717	$314,424	$2,766	$319,784
Non-Commercial	76	3,180	1,652	144,762	1,728	147,942

Total	$125	$8,540	$4,369	$459,186	$4,494	$467,726

December 31, 2019
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$32	$3,660	$1,055	$209,456	$1,087	$213,116
Non-Commercial	109	3,175	785	141,659	894	144,834

Total	$141	$6,835	$1,840	$351,115	$1,981	$357,950

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

September 30, 2020
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$41	$—	$41	$62,600	$62,641	$—
SBA Paycheck Protection Program (PPP)	—	—	—	78,904	78,904	—
Real estate - commercial	—	2,079	2,079	141,683	143,762	—
Other real estate construction	—	1,059	1,059	30,257	31,316	—
Real estate 1-4 family construction	—	—	—	6,875	6,875	—
Real estate - residential	448	670	1,118	75,559	76,677	—
Home equity	22	62	84	51,948	52,032	—
Consumer loans	17	—	17	12,341	12,358	—
Other loans	—	—	—	3,161	3,161	—

Total	$528	$3,870	$4,398	$463,328	$467,726	$—

December 31, 2019
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$190	$—	$190	$58,885	$59,075	$—
Real estate - commercial	—	2,088	$2,088	128,910	130,998	—
Other real estate construction	14	—	$14	23,029	23,043	—
Real estate 1-4 family construction	—	—	—	7,600	7,600	—
Real estate - residential	326	752	1,078	70,044	71,122	—
Home equity	57	82	139	51,077	51,216	—
Consumer loan	27	—	27	12,930	12,957	—
Other loans	—	—	—	1,939	1,939	—

Total	$614	$2,922	$3,536	$354,414	$357,950	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $396,000 of residential real estate in process of foreclosure at September 30, 2020. At December 31, 2019, the Company had $130,000 in foreclosed residential real estate and $387,000 of residential real estate in process of foreclosure.

The composition of non-accrual loans by class as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(dollars in thousands)

Commercial	$—	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	2,079	2,088
Other real estate construction	1,059	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	670	752
Home equity	62	82
Consumer loans	—	—
Other loans	—	—
	$3,870	$2,922

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2020 and December 31, 2019:

September 30, 2020
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$60,074	$2,567	$—	$—	$62,641
SBA Paycheck Protection Program (PPP)	78,904	—	—	—	78,904
Real estate - commercial	139,722	1,132	2,908	—	143,762
Other real estate construction	29,592	390	1,334	—	31,316
Real estate 1 - 4 family construction	6,875	—	—	—	6,875
Real estate - residential	73,347	2,471	859	—	76,677
Home equity	50,682	1,288	62	—	52,032
Consumer loans	12,280	77	1	—	12,358
Other loans	3,161	—	—	—	3,161

Total	$454,637	$7,925	$5,164	$—	$467,726

December 31, 2019
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$56,151	$2,921	$3	$—	$59,075
Real estate - commercial	126,498	1,194	3,306	—	130,998
Other real estate construction	21,253	1,477	313	—	23,043
Real estate 1 - 4 family construction	7,600	—	—	—	7,600
Real estate - residential	67,647	2,464	1,011	—	71,122
Home equity	50,255	879	82	—	51,216
Consumer loans	12,877	79	1	—	12,957
Other loans	1,939	—	—	—	1,939

Total	$344,220	$9,014	$4,716	$—	$357,950

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2020 and December 31, 2019 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2020 and December 31, 2019:

September 30, 2020
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$62,641	$—	$62,641
SBA Paycheck Protection Program (PPP)	78,904	—	78,904
Real estate - commercial	141,683	2,079	143,762
Other real estate construction	30,257	1,059	31,316
Real estate 1 – 4 family construction	6,875	—	6,875
Real estate – residential	76,007	670	76,677
Home equity	51,970	62	52,032
Consumer loans	12,358	—	12,358
Other loans	3,161	—	3,161

Total	$463,856	$3,870	$467,726

December 31, 2019
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$59,075	$—	$59,075
Real estate - commercial	128,910	2,088	130,998
Other real estate construction	23,043	—	23,043
Real estate 1 – 4 family construction	7,600	—	7,600
Real estate – residential	70,370	752	71,122
Home equity	51,134	82	51,216
Consumer loans	12,957	—	12,957
Other loans	1,939	—	1,939

Total	$355,028	$2,922	$357,950

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2020 and December 31, 2019.

September 30, 2020
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$692	$40	$652	$19
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,567	2,079	1,488	28
Other real estate construction	1,101	1,059	42	2
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,102	1,668	1,434	69
Home equity	62	19	43	6
Consumer loans	16	—	16	1
Other loans	—	—	—	—

Total	$8,540	$4,865	$3,675	$125

December 31, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$4	$—	$4	$—
Real estate - commercial	3,612	1,923	1,689	29
Other real estate construction	44	—	44	3
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	3,070	987	2,083	99
Home equity	82	13	69	10
Consumer loans	23	—	23	—

Total	$6,835	$2,923	$3,912	$141

	Three Months ended September 30, 2020		Three Months ended September 30, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$693	$6	$5	$—
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,576	41	2,676	87
Other real estate construction	1,112	1	45	1
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	3,122	39	3,025	45
Home equity	64	—	168	—
Consumer loans	17	—	26	1
Other loans	—	—	—	—

Total	$8,584	$87	$5,945	$134

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$368	$23	$6	$—
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,590	83	1,939	122
Other real estate construction	848	2	69	2
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	3,154	108	2,995	117
Home equity	72	1	124	4
Consumer loans	19	1	28	2
Other loans	—	—	—	—

Total	$8,051	$218	$5,161	$247

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

At September 30, 2020, the Company had $4.7 million in TDRs outstanding, of which one with a balance totaling $46,000 was on a non-accruing basis. Comparatively, the Company had $3.9 million of outstanding TDRs, of which one with a balance of $26,000 was non-accruing, at December 31, 2019.

For the three and nine months ended September 30, 2020 and 2019, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	23	23
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	1	$23	$23

For the three months ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	1	$50	$5
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans

Total	1	$50	$5

	For the nine months ended September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	2	$690	$690
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	1	829	829
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	351	351
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$1,870	$1,870

For the nine months ended September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	1	$50	$5
Real estate - commercial	1	1,629	848
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$1,679	$853

During the twelve months ended September 30, 2020, there was one TDR for which there was a payment default. During the twelve months ended September 30, 2019, there were two TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $119,000 in the allowance for loan losses as of September 30, 2020, as a direct result of these TDRs. At September 30, 2019, there was $119,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loans modified as TDRs within the previous twelve months as of September 30, 2020 and 2019:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2020

Below market interest rate	—	$—	1	$219	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	1	91	8	1,864	—	—	—	—

Total	1	$91	9	$2,083	—	$—	—	$—

September 30, 2019

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	3	340	2	1,679	—	—	1	242

Total	3	$340	2	$1,679	—	$—	1	$242

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

The Company initially provided up to a three-month deferral period or conversion to interest only repayment for up to three months. Additional extensions have been considered. Loans are reviewed on a case-by-case basis and the Company will work with borrowers that express an interest in the assistance program. As of September 30, 2020, the Company had 16 current outstanding modified loans with a recorded investment of $12.8 million. Of the loans currently under accommodation, 5 had entered payment deferral a second time. Additionally, 178 previously modified loans with outstanding balances totaling $43.6 million have come out of deferment. Of the loans removed from deferment, 13 with balances totaling $3.4 million were paid-off, 161 loans totaling $39.9 million were out of accommodation and current at September 30, 2020 and 4 loans totaling $346,000 were removed due to noncompliance.

As of September 30, 2020, the Company’s modifications of loans for COVID-19 related reasons are disclosed in the table below:

	Interest only		Payment deferral		Other		Total COVID-19 modifications
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2020

Commercial	—	$—	1	$416	—	$—	1	$416
Real estate - commercial	2	5,867	3	5,951	—	—	5	11,818
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Real estate – residential	2	160	3	376	—	—	5	536
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	—	5	62	—	—	5	62
Total	4	6,027	12	6,805	—	—	16	12,832

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

Our leases relate to three office locations, two of which are branch locations, with remaining terms of one to nine years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise and they are not included in the lease term. As of September 30, 2020, operating lease ROU assets were $1.7 million and the lease liability was $1.8 million, compared to ROU assets of $2.0 million and a lease liability of $2.1 million at September 30, 2019. Lease costs associated with all leases is $96,000 and $287,000 for the three and nine months ended September 30, 2020 respectively.

The table below summarizes other information related to our operating leases:

	Nine Months Ended September 30,
	2020	2019
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$285	$263
Right-of-use assets obtained in exchange for new operating lease liabilities	1,699	2,026
Weighted-average remaining lease term - operating leases, in years	7.2	7.7
Weighted-average discount rate - operating leases	2.95%	2.80%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2020
(in thousands)

2020	$96
2021	347
2022	225
2023	229
2024	233
2025 and thereafter	846
Total lease payments	1,976
Less: Interest	(208)
Present value of lease liabilities	1,768

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

At September 30, 2020, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	September 30, 2020	December 31, 2019
	(dollars in thousands)

Commitments to extend credit	$141,723	$134,241
Credit card commitments	12,717	11,650
Standby letters of credit	1,145	1,213
Total commitments	$155,585	$147,104

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

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	35,725	—	35,725	—
GSE - Mortgage-backed securities and CMO’s	38,751	—	38,751	—
Asset-backed securities	38,744	—	38,744	—
State and political subdivisions	56,969	—	56,969	—
Corporate bonds	8,393	—	8,393	—
Equity securities	1,335	1,335	—	—

Total assets at fair value on a recurring basis	$179,917	$1,335	$178,582	$—

	December 31, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$5,012	$5,012	$—	$—
U.S. Government agencies	25,686	—	25,686	—
GSE - Mortgage-backed securities and CMO’s	38,576	—	38,576	—
Asset-backed securities	—	—	—	—
State and political subdivisions	14,221	—	14,221	—
Corporate bonds	5,029	—	5,029	—
Equity securities	—	—	—	—

Total assets at fair value on a recurring basis	$88,524	$5,012	$83,512	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,550	$—	$—	$3,550
Other real estate owned	359	—	—	359
Total assets at fair value on a nonrecurring basis	$3,909	$—	$—	$3,909

	December 31, 2019
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,771	$—	$—	$3,771
Other real estate owned	364	—	—	364

Total assets at fair value on a nonrecurring basis	$4,135	$—	$—	$4,135

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2020
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

December 31, 2019
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

OREO	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

At September 30, 2020, impaired loans were being evaluated with discounted expected cash flows or discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2020 and December 31, 2019 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The valuations at September 30, 2020 are observed under the exit price notion as a result of adoption of ASU 2016-01. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2020 and December 31, 2019:

September 30, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$70,449	$70,463	$68,955	$1,508	$—
Securities available for sale	178,582	178,582	—	178,582	—
Securities held to maturity	26,244	27,373	—	19,373	8,000
Equity securities	1,335	1,335	1,335	—	—
Loans held for investment, net	463,232	458,600	—	—	458,600
Loans held for sale	7,812	7,812	—	7,812	—
Restricted stock	1,166	1,166	1,166	—	—
Loan servicing rights	3,155	3,332	—	3,332	—
Accrued interest receivable	2,447	2,447	—	—	2,447

FINANCIAL LIABILITIES
Deposits	$713,687	$713,944	$—	$713,944	$—
Short-term borrowings	635	635	—	635	—
Long-term borrowings	10,992	11,168	—	—	11,168
Accrued interest payable	27	27	—	—	27

December 31, 2019
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$155,198	$155,202	$152,957	$2,245	$—
Securities available for sale	88,524	88,524	5,012	83,512	—
Securities held to maturity	13,428	13,499	—	10,499	3,000
Loans held for investment, net	355,969	354,269	—	—	354,269
Loans held for sale	2,946	2,946	—	2,946	—
Restricted stock	1,144	1,144	1,144	—	—
Loan servicing rights	1,723	3,228	—	3,228
Accrued interest receivable	1,666	1,666	—	—	1,666

FINANCIAL LIABILITIES
Deposits	585,878	567,130	—	567,130	—
Short-term borrowings	626	626	—	626	—
Long-term debt	9,992	10,180	—	—	10,180
Accrued interest payable	55	55	—	—	55

At September 30, 2020 the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019.

During the nine months ended September 30, 2020, the Company’s total assets increased $135.1 million, from $656.8 million to $791.9 million.

Cash and cash equivalents decreased $84.7 million during the nine months ended September 30, 2020. The decrease is directly related to the increased investments made in the securities portfolio in an effort to sustain the yield on earning assets after rates dropped significantly during the first quarter.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $102.9 million to $204.8 million for the nine-month period ended September 30, 2020, due to investments of cash into longer-term, higher yielding assets. At September 30, 2020, the Company had net unrealized gains on securities available for sale of $4.4 million, compared to net unrealized gains of $419,000 as December 31, 2019. The significant improvement is directly related to the decline of the bond yields at September 30, 2020 compared to December 31, 2019, as the market reacted to the COVID-19 outbreak worldwide.

An additional investment was made into an equity security during the nine months ended September 30, 2020 of $901,000. The value of the equity security increased $434,000 by the end of the third quarter, resulting in a fair value of $1.3 million for the security at September 30, 2020.

Loans held for investment increased from $358.0 million to $467.7 million, an increase of $109.7 million for the nine-month period. The Company experienced net growth in nearly all sectors with the largest increase (not including PPP loans) occurring in the other real estate construction segment related to funding on two large hotel loans. During the second and third quarter of 2020, the Company funded 1,202 SBA PPP loans for a total of $81.0 million. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA. Loans held for sale increased 265.1%, or $4.9 million, as many of the loans produced near the September 30, 2020 quarter-end date were not sold on the secondary market until early October. The increase in re-finance activity due to a favorable interest rate environment for borrowers has increased production for the mortgage division of the Company.

The allowance for loan losses was $4.5 million at September 30, 2020, which represented 0.96% of the total loans held for investment compared to $2.0 million or 0.55% of the total loans held for investment at December 31, 2019. Additional discussion regarding the increase in the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to prepaid assets, other assets and loan servicing assets. Prepaid assets have increased $286,000 from December 31, 2019 to September 30, 2020, as annual property and business insurance payments are due during the first quarter of the year. Other assets increased $1.7 million during the first nine months of 2020, primarily due an investment in a community development project. Loan servicing assets increased by $1.4 million during the nine-month period as a result of the aforementioned production growth within the Company’s mortgage division.

Customer deposits, our primary funding source, experienced a $127.8 million increase during the nine-month period ended September 30, 2020, increasing from $585.9 million to $713.7 million, a 21.8% increase. A portion of this increase is related to funding of SBA PPP loans, some of the proceeds of which were deposited by our customers into their deposit accounts held at the Company’s subsidiary bank. Demand noninterest-bearing checking accounts increased $50.5 million and savings deposits increased $14.1 million. Interest checking and money market accounts increased by $116.0 million, of which $41.0 million is related to an account that moved from time deposits greater than $250,000 due to maturity. Other time deposits decreased $52.7 million during the nine-month period ended September 30, 2020.

Total short-term borrowings increased $8,900 for the period. At September 30, 2020, the Company has $11.0 million in long-term debt outstanding, which consisted primarily of its fixed rate junior subordinated debt securities issued on September 30, 2019. The subordinated debt securities have a final maturity date of September 30, 2029, though may be redeemed by the Company on or after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. The Company has a $3 million line of credit of which $1 million was in use at September 30, 2020.

Other liabilities increased from $11.4 million at December 31, 2019 to $12.3 million at September 30, 2020, an increase of $888,000, primarily due to the accrual for payment of income taxes.

At September 30, 2020, total shareholders’ equity was $54.3 million, an increase of $5.4 million from December 31, 2019. Net income for the nine-month period was $3.5 million. Unrealized gains/losses on investment securities, net of tax, improved by $3.1 million. The Company repurchased 134,690 shares of common stock at a total cost of $736,000 during the first nine months of 2020. The Company paid $424,000 in dividends attributed to noncontrolling interest during the first nine months of 2020. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.6 million for the three months ended September 30, 2020, as compared to $968,000 for the three months ended September 30, 2019, an increase of $614,000. Net income available to common shareholders was $1.4 million or $0.20 per common share, at September 30, 2020, compared to $826,000 or $0.11 per common share, at September 30, 2019. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended September 30, 2020 was $5.7 million, compared to $5.1 million for the three months ended September 30, 2019, an increase of $630,000. During the third quarter of 2020, the average yield on our interest-earning assets decreased sixty-three basis points to 3.42%, and the average rate we paid for our interest-bearing liabilities decreased fifty-three basis points to 0.36%. The aforementioned changes resulted in a lower interest rate spread of 3.06% as of September 30, 2020, compared to 3.16% as of September 30, 2019. Our net interest margin was 3.18% and 3.41% for the comparable periods in 2020 and 2019, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended September 30, 2020 and 2019:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2020	2019	2020	2019	2020	2019
Interest-earning assets:
Taxable securities	$150,035	$82,794	$711	$433	1.89%	2.07%
Nontaxable securities (1)	31,338	16,233	215	100	3.53%	3.05%
Short-term investments	77,341	123,009	26	677	0.13%	2.18%
Equity Securities	1,235	—	34	—	10.95%	0.00%
Taxable loans	456,624	365,425	5,124	4,771	4.46%	5.18%
Non-taxable loans (1)	9,657	10,073	66	69	3.53%	3.39%
Total interest-earning assets	726,230	597,534	6,176	6,050	3.42%	4.05%

Interest-bearing liabilities:
Interest-bearing deposits	488,100	418,714	312	812	0.25%	0.77%
Short-term borrowed funds	548	618	—	2	0.00%	1.28%
Long-term debt	10,989	9,978	142	144	5.14%	5.73%
Total interest bearing liabilities	499,637	429,310	454	958	0.36%	0.89%

Net interest spread	$226,593	$168,224	$5,722	$5,092	3.06%	3.16%

Net interest margin (1) (% of earning assets)					3.18%	3.41%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 23% tax rate.

Provision (Recovery) and Allowance for Loan Losses

The provision for loan losses was $1.1 million for the three months ended September 30, 2020, compared to a recovery of $80,000 for the same period in 2019. There were net loan recoveries of $2,000 for the three months ended September 30, 2020, as compared with net loan charge-offs of $28,000 during the same period of 2019. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $3.0 million for the three-month period ended September 30, 2020, as compared to the same period in 2019. The primary factor contributing to the overall increase was an increase of $2.8 million in income from mortgage loan sales. This increase is due to stronger margins and increased production from refinance transactions as long-term rates remained low during the third quarter of 2020.

In addition, an unrealized gain on an equity investment in preferred stock of another bank produced gains of $101,000, which is reported in noninterest income.

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

	Three Months Ended September 30,
	2020	2019
	(in thousands)

Income from debit card transactions	$455	$400
Income from credit card transactions	111	$116
Gross interchange and transaction fee income	566	516
Network costs - debit card	178	$169
Network costs - credit card	122	$118
Total net income	$266	$229

Noninterest Expense

Noninterest expense for the three months ended September 30, 2020 increased by $1.4 million from September 30, 2019, to $8.0 million. Salaries and benefits, the largest component of noninterest expense, increased $970,000 to account for wage and benefit cost increases as well as increased commissions for increased production in the mortgage division. As a result of production growth in the mortgage division, loan costs increased by $48,000 to $155,000 for the three months ended September 30, 2020.

The table below reflects the composition of other noninterest expense.

	Three Months Ended September 30,
	2020	2019
	(dollars in thousands)
Postage	$51	$40
Telephone and data lines	34	48
Office supplies and printing	31	20
Shareholder relations expense	32	38
Dues and subscriptions	113	64
Other	338	318
Total	$599	$528

Income Tax Expense

The Company had income tax expense of $618,000 for the three months ended September 30, 2020 at an effective tax rate of 28.1% compared to income tax expense of $195,000 with an effective tax rate of 16.8% in the comparable 2019 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2020, the effective tax rate increased due to an additional tax accrual related to a supplemental executive retirement plan, or SERP, distribution.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $3.5 million for the nine months ended September 30, 2020, as compared to $2.6 million for the nine months ended September 30, 2019, an increase of $903,000. Net income available to common shareholders was $3.1 million, or $0.43 per common share, at September 30, 2020, compared to $2.2 million or $0.30 per common share, at September 30, 2019. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2020 and 2019 was $15.9 million and 15.3 million, respectively. During the first three quarters of 2020, the average yield on our interest-earning assets decreased forty-eight basis points to 3.54%, and the average rate we paid for our interest-bearing liabilities decreased twenty-seven basis points to 0.52%. The aforementioned changes resulted in a lower interest rate spread of 3.03% as of September 30, 2020, compared to 3.23% as of September 30, 2019. Net interest margin was 3.18% and 3.44% for the comparable periods in 2020 and 2019, respectively.

The following table presents average balance sheet and a net interest income analysis for the nine months ended September 30, 2020 and 2019:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2020	2019	2020	2019	2020	2019
Interest-earning assets:
Taxable securities	$115,824	$83,277	$1,772	$1,209	2.04%	1.94%
Nontaxable securities (1)	24,582	16,837	509	309	3.57%	3.08%
Short-term investments	112,343	125,691	616	2,158	0.73%	2.30%
Equity Securities	821	—	34	—	5.53%	—
Taxable loans	411,462	364,552	14,570	14,061	4.73%	5.16%
Non-taxable loans (1)	9,819	9,357	204	181	3.58%	3.24%
Total interest-earning assets	674,851	599,714	17,705	17,918	3.54%	4.02%

Interest-bearing liabilities:
Interest-bearing deposits	462,155	429,329	1,412	2,170	0.41%	0.68%
Short-term borrowed funds	482	1,086	2	13	0.55%	1.60%
Long-term debt	10,798	9,975	417	427	5.16%	5.72%
Total interest-bearing liabilities	473,435	440,390	1,831	2,610	0.52%	0.79%

Net interest spread	$201,416	$159,324	$15,874	$15,308	3.03%	3.23%

Net interest margin (1) (% of earning assets)					3.18%	3.44%

(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 23% tax rate.

Provision (Recovery) and Allowance for Loan Losses

The provision for loan losses was $2.5 million for the nine months ended September 30, 2020, compared to a recovery of $508,000 for the same period in 2019. There were net loan recoveries of $48,000 for the nine months ended September 30, 2020, as compared with net loan recoveries of $291,000 during the same period of 2019. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $6.4 million for the nine-month period ended September 30, 2020, as compared to the same period in 2019. The primary factor contributing to the overall increase was an increase of $6.0 million in income from mortgage loan sales. This increase is due to stronger margins and increased production from refinance transactions as long-term rates fell during the first quarter and remained historically low through the third quarter of 2020.

In addition, an unrealized gain on an equity investment in preferred stock of another bank produced gains of $434,000, which is reported in noninterest income.

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

	Nine Months Ended September 30,
	2020	2019
	(in thousands)

Income from debit card transactions	$1,248	$1,131
Income from credit card transactions	323	335
Gross interchange and transaction fee income	1,571	1,466
Network costs - debit card	522	482
Network costs - credit card	409	357
Total net income	$640	$627

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2020 increased by $2.7 million from September 30, 2019, to $21.7 million. Salaries and benefits, the largest component of noninterest expense, increased $2.0 million to account for wage and benefit cost increase as well as increased commissions for increased production in the mortgage division. As a result of production growth in the mortgage division, loan costs increased by $156,000 to $409,000 for the nine months ended September 30, 2020.  Additionally, costs associated with software and technology updates increased by $223,000 from September 30, 2019 to September 30, 2020.

The table below reflects the composition of other noninterest expense.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)

Postage	$142	$148
Telephone and data lines	128	140
Office supplies and printing	81	80
Shareholder relations expense	96	114
Dues and subscriptions	284	196
Other	699	676
Total	$1,430	$1,354

Income Tax Expense

The Company had income tax expense of $1.1 million for the nine months ended September 30, 2020 at an effective tax rate of 24.4% compared to income tax expense of $655,000 with an effective tax rate of 20.1% in the comparable 2019 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. In 2020, the effective tax rate increased due to an additional tax accrual related to a SERP distribution.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and recoveries of amounts previously charged off and is reduced by recovery of provisions and loans charged off. Management continuously evaluates the adequacy of the allowance for loan losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions; and other relevant factors. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the underlying collateral less the selling costs. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

During the second quarter of 2020, management made adjustments to the allowance for loan losses methodology. The qualitative factors were expanded to include additional reserves for niche lending portfolios of hotel, retained interest in the unguaranteed portion of U.S. Small Business Administration (SBA) Loans (not including PPP loans), and SBA PPP loans. The risk in these portfolios is measurable in addition to the standard probable loss calculation performed on all non-impaired loans. With the impact of COVID-19 on all industries, the hotel and SBA (non-PPP) loan categories on the Company’s balance sheet have been identified as having elevated credit risk. The SBA (non-PPP) reflects the unguaranteed portion of SBA guaranteed loans originated by the Company. SBA PPP loans, while 100% guaranteed by SBA, could result in some loss if fraud occurs or there are reporting issues or duplicate funding of loans. These additional reserves allocated $172,000 to the reserve that was not present prior to June 30, 2020. In addition, management eliminated its qualitative factor based on a 21-day weighted average of the VIX index, a real-time index that measures the expectation of the market’s 30-day forward-looking volatility, and replaced it with a multi-factor linear regression encompassing the following economic data: Case Shiller for North Carolina (NC) home price index, NC unemployment rate, 2-year 10-year US Treasury spread, customer sentiment, and a VIX quarterly average factor. This qualitative factor update increased provisions by approximately $379,000 from March 31, 2020 to June 30, 2020.

During the third quarter, due to the lagging nature of the data (primarily unemployment data from U.S. Government data) used in the multi-factor linear regression, management adopted an additional qualitative factor to incorporate more current unemployment data that was developed from unofficial sources. The impact to the third quarter resulted in a $675,000 additional reserve for loan losses. The factor further represents the uncertainty surrounding the COVID-19 pandemic and extended economic impacts.

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

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first nine months of 2020, the average effective credit score of the portfolio, excluding loans in default, increased slightly from 768 to 772. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

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

At September 30, 2020, the levels of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, were $8.5 million, compared to $6.8 million at December 31, 2019, a net increase of $1.7 million. The increase is related to one large relationship moving into non-accrual status during the first quarter of 2020 and one large relationship being modified as a TDR in the second quarter of 2020. Total non-accrual loans, which are a component of impaired loans, increased from $2.9 million at December 31, 2019 to $3.9 million at September 30, 2020. During the first nine months of 2020, five additional loans totaling $2.0 million were added to impaired loans; however, three loans totaling $141,000 were closed.  That was offset by net pay downs of $169,000.

The allowance, expressed as a percentage of gross loans held for investment, increased forty-one basis points from 0.55% at December 31, 2019 to 0.96% at September 30, 2020. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.52% at December 31, 2019 and 0.95% at September 30, 2020. The increase is attributable to the model adjustments discussed above allowing additional economic factors to increase qualitative factors related to the worldwide COVID-19 outbreak. This outbreak, which resulted in many businesses closing and staff layoffs, led management to increase the allowance allocated based on economic outlook in the model to the largest allowable based on internal policy. The individually evaluated allowance as a percentage of individually evaluated loans decreased from 2.06% to 1.46% for the same periods, mainly due to the two large relationships totaling $1.7 million that were deemed impaired during the first nine months of 2020, though little reserve is recognized based on the net realizable value.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans increased from 0.82% at December 31, 2019, to 0.83% at September 30, 2020, related to the large impaired relationship added in the first quarter, for which the Company believes it is sufficiently collateralized.

As of September 30, 2020, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned decreased $135,000 during the first nine months of 2020. The Company sold three pieces of foreclosed property totaling $130,000, realizing a gain of $53,000. The Company had $21,000 in write-downs for the period ended September 30, 2020. There were no loans foreclosed on during the first nine months of 2020.

Troubled debt restructured loans at September 30, 2020 totaled $4.7 million compared to $3.9 million at December 31, 2019 and are included in impaired loans. The increase is related to one relationship of $650,000 that was added during the second quarter of 2020. At September 30, 2020, there was one troubled debt restructured loan in non-accrual status, which had a balance of $46,000.

As discussed in Note 8 of our Notes to Consolidated Financial Statements, the CARES Act allows for loan modifications related to COVID-19 impacts to be excluded from TDR status. As of September 30, 2020, the Company had 16 current outstanding loan portfolio modifications of COVID-19 impacted loans for $12.8 million. Of the loans currently under accommodation, 5 had entered payment deferral a second time. Additionally, 178 previously modified loans with outstanding balances totaling $43.6 million have come out of deferment. Of the loans removed from deferment, 13 with balances totaling $3.4 million were paid-off, 161 loans totaling $39.9 million were out of accommodation and current at September 30, 2020 and 4 loans totaling $346,000 were removed due to noncompliance.

The following table shows the comparison of nonperforming assets at September 30, 2020 to December 31, 2019:

Nonperforming Assets

(dollars in thousands)

	September 30, 2020	December 31, 2019
Nonperforming assets:
Loans past due 90 days or more	$—	$—
Non-accrual loans	3,870	2,922
Other real estate owned	359	494
Total nonperforming assets	$4,229	$3,416

Allowance for loans losses	$4,494	$1,981
Nonperforming loans to total loans	0.83%	0.82%
Allowance for loan losses to total loans	0.96%	0.55%
Nonperforming assets to total assets	0.53%	0.52%
Allowance for loan losses to nonperforming loans	116.12%	67.80%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28 million at September 30, 2020, with available credit of $28 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $52.3 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $24.8 million and the issuance of commercial paper. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A., during the first quarter of 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of September 30, 2020, we had $2.0 million that had not been extended and remained available for use on the line of credit. The Company has also previously secured long-term debt from other sources. Total outstanding debt from these sources included $10.0 million of junior subordinated debt at both September 30, 2020 and December 31, 2019.

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

The Basel III rules began to phase in for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements effective on January 1, 2019. As of September 30, 2020, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2020, the Company had $10.0 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2020 and have no current plans to do so.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2020. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2020.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2020 Through July 31, 2020	4,452	$4.59	—	$—
August 1, 2020 Through August 31, 2020	—	$—	—	$—
September 1, 2020 Through September 30, 2020	4,459	$5.43	—	$—
Total	8,911	$5.01	—	$—
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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 3, 2020	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 3, 2020	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer