Form 10-K
period 2020-12-31
UWHARRIE CAPITAL CORP
filed 2021-03-05
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $31,666,426.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,052,143 shares of common stock outstanding as of March 3, 2021.

Documents Incorporated by Reference.

Portions of the Registrant’s 2020 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2020 and (ii) the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission via EDGAR, are incorporated by reference into Parts II and III of this report.

PART I

Item 1.	Business.

Uwharrie Capital Corp (the “Company”) is a North Carolina business corporation and registered bank holding company. The Company was incorporated on February 24, 1993 to become the bank holding company for Uwharrie Bank (the “Bank”), a North Carolina commercial bank, originally chartered on September 28, 1983 as Bank of Stanly, and its three wholly owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc., a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Uwharrie Investment Advisors, Inc., formerly known as Strategic Investment Advisors, Inc., formed in 1999 and Uwharrie Mortgage, Inc. formed in 2004.

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

At December 31, 2020, the Company and related subsidiaries had 182 full-time and 11 part-time employees.

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

Its operations are primarily retail-oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also offers Internet Banking, mobile banking, 24-Hour Telephone Banking, and issues Visa ® Check Cards, an electronic banking card, which functions as a point-of-sale card and allows its customers to access their deposit accounts at the Bank’s ten branches and at most automated teller machines of other banks linked to the STAR ® or CIRRUS ® networks. The Bank offers credit cards under license from MasterCard ®. The Bank does not presently provide the services of a trust department.

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

On April 1, 2020, the Federal Reserve’s final rule revising the “controlling influence” prong of its “control” rules promulgated under the BHCA became effective. The final rule largely reaffirms the Federal Reserve’s existing framework for analyzing “controlling influence” but with some new rules for presumptions of control for investments in and by banking organizations that represent more than 4.9% and less than 24.9% of control over any class of voting securities. By codifying the Federal Reserve’s presumptions used in making control determinations, the final rule provides greater transparency on the types on relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one entity controls another. The final rule applies to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.

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

State Law

The Bank is subject to extensive supervision and regulation by the NCCOB. The NCCOB oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The NCCOB supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the NCCOB describing in detail their resources, assets, liabilities, and financial condition. Among other things, the NCCOB regulates mergers and consolidations of North Carolina state-chartered banks, capital requirements for banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment, relocation, and closing of branches.

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

At December 31, 2020 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.08% and 12.21%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2020 was 6.88%, compared to 7.37% at December 31, 2019. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2020, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The regulatory capital framework under which the Company and the Bank operate has changed in significant respects as a result of the Dodd-Frank Act and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”

In July, 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that established an integrated regulatory capital framework that addressed shortcomings in certain capital requirements. The capital rules implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. These rules have applied to us and the Bank since 2015.

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

In 2019, the federal banking agencies released a final rule amending the U.S. Basel III capital rules to simplify the capital treatment of capital deductions and recognition of minority interests for banking organizations such as the Registrant that are not subject to the advanced approaches capital rule. The final rule:

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

Community Bank Leverage Ratio.  As discussed below, in 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) became law, which directed the federal banking agencies (which includes the FDIC, Federal Reserve Board, and Office of the Comptroller of the Currency, or OCC) to develop a community bank leverage ratio (“CBLR”) of not less than 8 percent and not more than 10 percent for qualifying community banking organizations.  EGRRCPA defines a qualifying community banking organization as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, which would include the Company and its banking subsidiary. A qualifying community banking organization that exceeds the CBLR level established by the agencies is considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the agencies’ capital rule; (ii) the capital ratio requirements in order to be considered well capitalized under the agencies’ PCA framework (in the case of insured depository institutions); and (iii) any other applicable capital or leverage requirements. Section 201 of EGRRCPA defines the CBLR as the ratio of a banking organization’s CBLR tangible equity to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filing.

In 2019, the federal bank regulatory agencies passed a final rule on the CBLR, setting the minimum required CBLR at 9%. The rule went into effect in 2020.  Under the final rule, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent.  A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements. A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a CBLR greater than 9 percent. We have not elected to implement the CBLR framework at this time.

Acquisitions

The Company must comply with numerous laws related to any potential acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The acquisition of non-banking companies is also regulated by the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. Additionally, under the Dodd-Frank Act, banks are permitted to open a de novo branch in any state if that state would permit a bank organized in that state to open a branch.

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

FDIC Insurance Assessments

Assessments are paid by each Deposit Insurance Fund (DIF) member institution. The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Bank’s insurance assessments during 2020 and 2019 were $307,000 and $230,000, respectively.

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

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and then again if any changes are made, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. In addition, certain state laws could potentially impact the Bank’s operations, including those related to applicable notification requirements when unauthorized access to customers’ nonpublic personal information has occurred

Additional Legislative and Regulatory Matters

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $657,000 at December 31, 2020. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2020, our C&D concentration as a percentage of risk-based capital totaled 61.7% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 165.3%.

Limitations on Incentive Compensation

In 2009, the Federal Reserve issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve announced that it would review incentive compensation arrangements of bank holding companies such as Uwharrie Capital Corp as part of the regular, risk-focused supervisory process.

In 2010, the Federal Reserve issued the incentive compensation guidance in final form and was joined by the FDIC, and the Office of the Comptroller of the Currency. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Tax Cuts and Jobs Act of 2017. In 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact the Company, including the following:

•	Tax Rate. The Tax Act replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate.

•

Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals.

•

Business Asset Expensing. The Tax Act allowed taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•

Interest Expense. The Tax Act limited a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion.

Economic Growth, Regulatory Relief, and Consumer Protection Act. In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, which amended provisions of the Dodd-Frank Act and was intended to ease, and better tailor, regulation, particularly with respect to smaller-sized institutions such as the Company.  EGRRCPA’s highlights include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (iv) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (v) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well capitalized status. In 2019, the federal banking agencies passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. The rule went into effect in 2020. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission.  Consistent with EGRRCPA, the Federal Reserve passed an interim final rule that became effective in 2018 to increase the asset threshold to $3 billion for qualifying for such policy statement.

The Coronavirus Aid, Relief, and Economic Security Act

In response to the coronavirus disease 2019, or COVID-19, pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under U.S. generally accepted accounting principles, or GAAP, for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, the federal banking agencies adopted an interim rule, effective until December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent and (ii) give community banks two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of the current expected credit loss model, or CECL, for determining credit loss estimates. The interim final rule provides banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company did not implement CECL before the end of 2020.

Future Legislation

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors.

Item not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Item not required for non-accelerated filers.

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

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2020 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

It is the philosophy of Uwharrie Capital Corp to promote a strong base of local shareholders. While bid and ask prices for the Company’s common stock are quoted on the OTC Pink marketplace through www.otcmarkets.com, operated by OTC Market Groups, Inc. and under the symbol UWHR, trading is limited and sporadic with most trades taking place in privately negotiated transactions. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company has an independent valuation of its common stock performed on an annual basis and makes this valuation available to interested shareholders in order to promote fairness and market efficiency in privately negotiated transactions.

Holders

On December 31, 2020, there were approximately 3,135 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2020 or 2019.  The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2020.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2020 Through October 31, 2020	—	$—	—	$—
November 1, 2020 Through November 30, 2020	17,632	$5.65	—	$—
December 1, 2020 Through December 31, 2020	29,236	$5.33	—	$—
Total	46,868	$5.45	—	$—

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

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2020.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Incorporated by reference to the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2020.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO Internal Control Integrated Framework 2013, the Company believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2020. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2020 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct Ethics is available on the Company’s website at https://www.uwharrie.com/about/investor.

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2020.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	—	—
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2020, which are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3(a) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.2	Registrant’s By-laws (Incorporated by reference to Exhibit 3(b) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.3	Articles of Amendment effective April 24, 1997 (Incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K filed with SEC on March 4, 2020)

3.4	Articles of Amendment effective November 1, 1999 (Incorporated by reference to Exhibit 3(c) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.5	Articles of Amendment effective May 31, 2000 (Incorporated by reference to Exhibit 3(d) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.6	Articles of Amendment effective December 19, 2008 (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with SEC on December 29, 2008)

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4(a) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

4.2

Description of Registrant’s Securities Registered under Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.2 of Registrant’s Annual Report on Form 10-K filed with SEC on March 4, 2020)

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

10.5	2015 Stock Grant Plan (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed with SEC on October 27, 2015)

13	2020 Annual Report to Shareholders (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Item 16.     Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

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

/s/ Roger L. Dick	March 5, 2021
Roger L. Dick, Chief Executive Officer

/s/ R. David Beaver, III	March 5, 2021
R. David Beaver, III, Principal Financial Officer

/s/ Merlin Amirtharaj	March 5, 2021
Merlin Amirtharaj, Director

/s/ Dean M. Bowers	March 5, 2021
Dean M. Bowers, Director

/s/ Joe S. Brooks	March 5, 2021
Joe S. Brooks, Director

/s/ James O. Campbell	March 5, 2021
James O. Campbell, Director

/s/ Tara G. Eudy	March 5, 2021
Tara G. Eudy, Director

/s/ Deidre B. Foster	March 5, 2021
Deidre B. Foster, Director

/s/ Allen K. Furr	March 5, 2021
Allen K. Furr, Director

/s/ Thomas M. Hearne, Jr.	March 5, 2021
Thomas M. Hearne, Jr., Director

/s/ Matthew R. Hudson	March 5, 2021
Matthew R. Hudson, Director

/s/ Harvey H. Leavitt, III	March 5, 2021
Harvey H. Leavitt, III, Director

/s/ W. Chester Lowder	March 5, 2021
W. Chester Lowder, Director

/s/ Wesley A. Morgan	March 5, 2021
Wesley A. Morgan, Director

/s/ Cynthia L. Mynatt	March 5, 2021
Cynthia L. Mynatt, Director

/s/ James E. Nance	March 5, 2021
James E. Nance, Director

/s/ Chris M. Poplin	March 5, 2021
Chris M. Poplin, Director

/s/ Frank A. Rankin, III	March 5, 2021
Frank A. Rankin, III, Director

/s/ Randy T. Russell	March 5, 2021
Randy T. Russell, Director

/s/ Vernon A. Russell	March 5, 2021
Vernon A. Russell, Director

/s/ Matthew A. Shaver	March 5, 2021
Matthew A. Shaver, Director

/s/ S. Todd Swaringen	March 5, 2021
S. Todd Swaringen, Director