Form 10-Q
period 2021-03-31
UWHARRIE CAPITAL CORP
filed 2021-05-04
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,035,758 shares of common stock outstanding as of April 28, 2021.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.
	March 31, 2021 (Unaudited)	December 31, 2020*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,144	$6,301
Interest-earning deposits with banks	91,916	82,567
Cash and cash equivalents	97,060	88,868
Securities available for sale, at fair value	190,083	191,513
Securities held to maturity, at amortized cost (fair value $28,818 and $29,600, respectively)	27,802	28,207
Equity security, at fair value	404	1,352
Loans held for sale	14,213	6,959
Loans:
Loans held for investment	460,441	467,741
Less allowance for loan losses	(4,252)	(4,402)
Net loans held for investment	456,189	463,339
Premises and equipment, net	16,698	16,982
Interest receivable	2,344	2,524
Restricted stock	921	1,166
Bank-owned life insurance	8,968	8,936
Prepaid assets	1,218	1,146
Loan servicing assets	4,511	3,957
Mortgage interest rate lock commitments, at fair value	2,108	2,073
Mortgage forward sales commitments	623	—
Other assets	9,455	10,748
Total assets	$832,597	$827,770

LIABILITIES
Deposits:
Demand noninterest-bearing	$240,651	$205,788
Interest checking and money market accounts	347,962	381,502
Savings deposits	82,336	74,792
Time deposits, $250,000 and over	22,981	28,825
Other time deposits	50,219	52,289
Total deposits	744,149	743,196
Short-term borrowed funds	1,338	710
Long-term debt	11,242	10,992
Interest payable	16	21
Mortgage forward sales commitments	—	388
Other liabilities	16,026	13,226
Total liabilities	772,771	768,533

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,039,942 and 7,052,143, at March 31, 2021 and December 31, 2020, respectively	8,800	8,815
Additional paid-in capital	12,539	12,607
Undivided profits	27,444	23,000
Accumulated other comprehensive income	388	4,160
Total Uwharrie Capital Corp shareholders’ equity	49,171	48,582
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	59,826	59,237
Total liabilities and shareholders’ equity	$832,597	$827,770

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$6,062	$4,553
Investment securities
U.S. Treasury	—	33
U.S. Government agencies and corporations	455	369
State and political subdivisions, non-taxable	253	99
State and political subdivisions, taxable	371	90
Interest-earning deposits with banks and federal funds sold	16	552
Total interest income	7,157	5,696

Interest Expense
Interest checking and money market accounts	91	298
Savings deposits	15	21
Time deposits, $250,000 and over	29	256
Other time deposits	76	153
Short-term borrowed funds	1	1
Long-term debt	136	131
Total interest expense	348	860
Net interest income	6,809	4,836
Provision for (recovery of) loan losses	(34)	632
Net interest income after provision for (recovery of) loan losses	6,843	4,204

Noninterest Income
Service charges on deposit accounts	242	313
Interchange and card transaction fees, net	219	192
Other service fees and commissions	630	765
Gain on sale of securities	940	58
Realized/unrealized gain (loss) on equity securities	(19)	231
Income from mortgage banking	5,106	1,065
Other income (expense)	(11)	382
Total noninterest income	7,107	3,006

Noninterest Expense
Salaries and employee benefits	5,389	4,424
Net occupancy expense	426	415
Equipment expense	172	183
Data processing costs	165	158
Loan costs	306	87
Foreclosed real estate expense	—	(7)
Professional fees and services	236	194
Marketing and donations	621	219
Electronic banking expense	89	105
Software amortization and maintenance	390	264
FDIC insurance	71	17
Other noninterest expense	280	738
Total noninterest expense	8,145	6,797
Income before income taxes	5,805	413
Income taxes	1,222	85
Net income	$4,583	$328

Consolidated net income	$4,583	$328
Less: net income attributable to noncontrolling interest	(139)	(141)
Net income attributable to Uwharrie Capital Corp and common shareholders	4,444	187
Net income per common share
Basic	$0.63	$0.03
Diluted	$0.63	$0.03
Weighted average shares outstanding
Basic	7,050,790	7,209,107
Diluted	7,050,790	7,209,107

See accompanying notes

=

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)

Net income	$4,583	$328

Unrealized gain (loss) on available for sale securities	(3,959)	2,141
Related tax effect	937	(490)
Reclassification of gain recognized in net income	(940)	(58)
Related tax effect	190	11

Total other comprehensive income (loss)	(3,772)	1,604

Comprehensive income	811	1,932

Less: Comprehensive income attributable to noncontrolling interest	(139)	(141)

Comprehensive income attributable to Uwharrie Capital Corp	$672	$1,791

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2019	7,095,920	$8,870	$12,784	$16,226	$323	$10,655	$48,858
Net Income	—	—	—	187	—	141	328
Repurchase and retirement of common stock	(111,338)	(139)	(473)	—	—	—	(612)
Other comprehensive income	—	—	—	—	1,604	—	1,604
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2020	6,984,582	$8,731	$12,311	$16,413	$1,927	$10,655	$50,037

Balance, December 31, 2020	7,052,143	$8,815	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	4,444	—	139	4,583
Repurchase and retirement of common stock	(12,201)	(15)	(68)	—	—	—	(83)
Other comprehensive loss	—	—	—	—	(3,772)	—	(3,772)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2021	7,039,942	$8,800	$12,539	$27,444	$388	$10,655	$59,826

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Cash flows from operating activities
Net income	$4,583	$328
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	271	285
Right of use asset amortization	85	81
Provision for (recovery of) loan losses	(34)	632
Gain on sale of securities available for sale	(940)	(58)
Gain on sale of mortgage loans	3,041	621
Gain on sale of OREO	—	(42)
OREO write-downs	—	21
Realized/unrealized (gain) loss on equity securities	19	(231)
Net amortization of premium on investment securities available for sale	174	98
Net amortization of premium on investment securities held to maturity	39	26
Amortization of mortgage servicing rights	383	187
Originations and purchases of mortgage loans for sale	(108,979)	(27,736)
Proceeds from sales of mortgage loans for sale	98,313	24,737
Mortgage interest rate lock commitments	(35)	—
Loan servicing assets	(938)	(373)
Accrued interest receivable	179	(93)
Prepaid assets	(72)	(653)
Cash surrender value of life insurance	(32)	(36)
Miscellaneous other assets	2,056	1,151
Accrued interest payable	(5)	(17)
Mortgage forward sales commitments	(1,011)	—
Miscellaneous other liabilities	2,412	(1,276)
Net cash used by operating activities	(491)	(2,348)
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	34,237	7,586
Proceeds from sale of equity securities	929	—
Proceeds from maturities, calls and paydowns of securities available for sale	4,505	1,471
Proceeds from maturities, calls and paydowns of securities held to maturity	366	1,668
Purchase of investment securities available for sale	(41,445)	(26,694)
Purchase of investment securities held to maturity	—	(4,064)
Purchase of equity securities	—	(901)
Proceeds from sales of investments in other assets	1,125	—
Net change in restricted stock	245	(22)
Net (increase) decrease in loans	7,184	(10,288)
Purchase of premises and equipment	(72)	(269)
Proceeds from sale of OREO	—	77
Net cash provided (used) by investing activities	7,074	(31,436)
Cash flows from financing activities
Net increase in deposit accounts	953	18,448
Net increase (decrease) in federal funds purchased and other short-term borrowings	628	(101)
Proceeds from long-term borrowings	250	—
Repurchase of common stock, net	(83)	(612)
Dividends paid on preferred stock (noncontrolling interest)	(139)	(141)
Net cash provided by financing activities	1,609	17,594
Increase (decrease) in cash and cash equivalents	8,192	(16,190)
Cash and cash equivalents, beginning of period	88,868	155,198
Cash and cash equivalents, end of period	$97,060	$139,008
Supplemental disclosures of cash flow information
Interest paid	$328	$767
Income taxes paid	—	—
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$3,772	$1,604

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management continues to evaluate the impact of COVID-19, the disease caused by the novel Coronavirus, beyond the current impacts as of March 31, 2021, which are discussed throughout the accompanying notes of this report. Management is not aware of additional economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2020 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2021. This Quarterly Report should be read in conjunction with such Annual Report.

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

Accounting Changes, Reclassifications and Restatements

Certain amounts in the 2020 financial statements have been reclassified to conform to the 2021 presentation. These reclassifications did not have an impact on net income or shareholders’ equity.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)

Beginning balance	$4,160	$323

Other comprehensive income (loss) before reclassifications, net of $937 and ($490) tax effect, respectively	(3,022)	1,651

Amounts reclassified from accumulated other comprehensive income, net of $190 and $11 tax effect, respectively	(750)	(47)

Net current-period other comprehensive income (loss)	(3,772)	1,604

Ending balance	$388	$1,927

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2021 or December 31, 2020.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,050,790 for the three-month period ended March 31, 2021 compared to 7,209,107 for the three-month period ended March 31, 2020.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$43,768	$330	$30	$44,068
GSE - Mortgage-backed securities and CMO’s	48,363	322	336	48,349
Asset-backed securities	37,904	1,098	—	39,002
State and political subdivisions	55,636	634	1,743	54,527
Corporate bonds	3,908	229	—	4,137
Total securities available for sale	$189,579	$2,613	$2,109	$190,083

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$247	$5	$—	$252
State and political subdivisions	17,555	879	—	18,434
Corporate bonds	10,000	136	4	10,132
Total securities held to maturity	$27,802	$1,020	$4	$28,818

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$36,804	$611	$26	$37,389
GSE - Mortgage-backed securities and CMO’s	39,720	1,844	68	41,496
Asset-backed securities	38,536	748	3	39,281
State and political subdivisions	67,148	2,107	91	69,164
Corporate bonds	3,902	281	—	4,183
Total securities available for sale	$186,110	$5,591	$188	$191,513

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$459	$11	$—	$470
State and political subdivisions	17,748	1,382	—	19,130
Corporate bonds	10,000	—	—	10,000
Total securities held to maturity	$28,207	$1,393	$—	$29,600

At March 31, 2021 and December 31, 2020, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock reported at a cost of $411,000 and $657,000 at March 31, 2021 and December 31, 2020, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2021.

Results from sales of securities available for sale for the three-month periods ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Gross proceeds from sales	$34,237	$7,586

Realized gains from sales	$1,454	$58
Realized losses from sales	514	—
Net realized gains	$940	$58

At March 31, 2021 and December 31, 2020, securities available for sale with a carrying amount of $71.0 million and $82.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At March 31, 2021, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, five government-sponsored enterprise (“GSE”) mortgage-backed securities and twenty-nine state and political subdivision bonds. There was one corporate held to maturity bond that had been in a loss position less than twelve months at March 31, 2021. At December 31, 2020, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, three GSE mortgage-backed securities, two asset-backed securities and ten state and political subdivision bonds. At March 31, 2021, the Company had two government agency bonds, two GSE mortgage-backed securities and two state and political subdivision bonds that had been in a loss position for twelve months or more.

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$5,237	$19	$2,805	$11	$8,042	$30
GSE-Mortgage-backed securities and CMO’s	21,216	315	3,563	21	24,779	336
State and political subdivisions	38,709	1,679	1,414	64	40,123	1,743
Total securities available for sale	$65,162	$2,013	$7,782	$96	$72,944	$2,109

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	1,246	4	—	—	1,246	4
Total securities held to maturity	$1,246	$4	$—	$—	$1,246	$4

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$5,061	$26	$—	$—	$5,061	$26
GSE-Mortgage-backed securities and CMO’s	10,263	68	—	—	10,263	68
Asset-backed securities	2,686	3	—	—	2,686	3
State and political subdivisions	11,286	91	—	—	11,286	91
Total securities available for sale	$29,296	$188	$—	$—	$29,296	$188

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At March 31, 2021, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of March 31, 2021:

	March 31, 2021
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Government agencies
Due within twelve months	$14,986	$15,088	1.49%
Due after one but within five years	4,004	4,103	1.80%
Due after five but within ten years	14,601	14,608	1.36%
Due after ten years	10,177	10,269	1.22%
	43,768	44,068	1.41%
Mortgage-backed securities
Due after one but within five years	4,484	4,495	3.75%
Due after five but within ten years	15,934	16,046	0.91%
Due after ten years	27,945	27,808	0.93%
	48,363	48,349	1.18%
Asset-backed securities
Due after ten years	37,904	39,002	1.29%
	37,904	39,002	1.29%
State and political subdivisions
Due within twelve months	708	714	2.15%
Due after one but within five years	1,877	1,932	3.44%
Due after five but within ten years	1,594	1,527	2.10%
Due after ten years	51,457	50,354	2.28%
	55,636	54,527	2.31%
Corporate bonds
Due after one but within five years	3,908	4,137	3.20%
	3,908	4,137	3.20%
Total securities available for sale
Due within twelve months	15,694	15,802	1.52%
Due after one but within five years	14,273	14,667	3.01%
Due after five but within ten years	32,129	32,181	1.17%
Due after ten years	127,483	127,433	1.60%
	$189,579	$190,083	1.63%

	March 31, 2021
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

U. S. Government agencies
Due after one but within five years	$247	$252	2.97%
	247	252	2.97%
State and political subdivisions
Due within twelve months	1,369	1,375	2.06%
Due after one but within five years	2,724	2,796	2.64%
Due after ten years	13,462	14,263	3.45%
	17,555	18,434	3.22%
Corporate Bonds
Due after five but within ten years	10,000	10,132	5.01%
	10,000	10,132	5.01%
Total securities held for maturity
Due within twelve months	1,369	1,375	2.06%
Due after one but within five years	2,971	3,048	2.67%
Due after five but within ten years	10,000	10,132	5.01%
Due after ten years	13,462	14,263	3.45%
	$27,802	$28,818	3.86%

The portion of unrealized gains and losses for the three-month periods ended March 31, 2021 and 2020 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Gross proceeds from sales	$929	$—

Net gains (losses) recognized during the period on equity securities	$(19)	$231
Less: Realized gains from equity securities sold during the period	298	—
Unrealized gains (losses) from equity securities still held at the reporting date	$(317)	$231

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Commercial
Commercial	$63,329	$64,334
SBA Paycheck Protection Program (PPP)	76,504	76,398
Real estate - commercial	142,625	147,229
Other real estate construction loans	31,955	32,920
Other loans	2,966	3,098
Noncommercial
Real estate 1-4 family construction	3,825	7,709
Real estate - residential	81,379	75,000
Home equity	49,411	51,615
Consumer loans	11,085	11,073
	463,079	469,376
Less:
Allowance for loan losses	(4,252)	(4,402)
Deferred loan fees net	(2,638)	(1,635)

Loans held for investment, net	$456,189	$463,339

The Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), was created as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of March 31, 2021, the Company had funded 1,202 PPP loans representing $81.0 million. Of the loans funded, 598 loans totaling $47.0 million had been paid off or forgiven by the SBA as of March 31, 2021.  The Consolidated Appropriations Act, 2021, or CAA, established another round of PPP loan funding for certain eligible borrowers, and the Company has funded 672 PPP loans totaling $42.5 million under this additional round as of March 31, 2021. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Note 7 – Allowance for Loan Losses

The following tables show the change in the allowance for loan losses by loan segment for the three months ended March 31, 2021 and 2020, respectively:

Commercial	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)

Balance, beginning of period	$2,753	$1,087
Provision for (recovery of) loan losses	(87)	422
Charge-offs	(118)	(3)
Recoveries	7	6
Net (charge-offs) recoveries	(111)	3
Balance at end of period	$2,555	$1,512

Non-Commercial	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)

Balance, beginning of period	$1,649	$894
Provision for loan losses	53	210
Charge-offs	(20)	(7)
Recoveries	15	18
Net (charge-offs) recoveries	(5)	11
Balance at end of period	$1,697	$1,115

Total	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)

Balance, beginning of period	$4,402	$1,981
Provision for (recovery of) loan losses	(34)	632
Charge-offs	(138)	(10)
Recoveries	22	24
Net (charge-offs) recoveries	(116)	14
Balance at end of period	$4,252	$2,627

The following tables show period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2021 and December 31, 2020:

March 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$98	$4,272	$2,457	$310,346	$2,555	$314,618
Non-Commercial	91	2,977	1,606	142,846	1,697	145,823

Total	$189	$7,249	$4,063	$453,192	$4,252	$460,441

December 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$53	$5,237	$2,700	$317,094	$2,753	$322,331
Non-Commercial	94	2,917	1,555	142,493	1,649	145,410

Total	$147	$8,154	$4,255	$459,587	$4,402	$467,741

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

March 31, 2021
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$63,329	$63,329	$—
SBA Paycheck Protection Program (PPP)	—	—	—	73,743	73,743	—
Real estate - commercial	—	2,165	2,165	140,460	142,625	—
Other real estate construction	—	—	—	31,955	31,955	—
Real estate 1-4 family construction	—	—	—	3,825	3,825	—
Real estate - residential	94	532	626	80,876	81,502	—
Home equity	21	237	258	49,153	49,411	—
Consumer loans	14	—	14	11,071	11,085	—
Other loans	—	—	—	2,966	2,966	—

Total	$129	$2,934	$3,063	$457,378	$460,441	$—

December 31, 2020
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$64,334	$64,334	$—
SBA Paycheck Protection Program (PPP)	—	—	—	74,750	74,750	—
Real estate - commercial	—	2,076	2,076	145,153	147,229	—
Other real estate construction	52	1,039	1,091	31,829	32,920	—
Real estate 1-4 family construction	—	—	—	7,709	7,709	—
Real estate - residential	299	595	894	74,119	75,013	—
Home equity	—	48	48	51,567	51,615	—
Consumer loan	46	—	46	11,027	11,073	—
Other loans	—	—	—	3,098	3,098	—

Total	$397	$3,758	$4,155	$463,586	$467,741	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure at March 31, 2021. At December 31, 2020, the Company had $0 in foreclosed residential real estate and $51,000 of residential real estate in process of foreclosure.

The composition of non-accrual loans by class as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(dollars in thousands)

Commercial	$—	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	2,165	2,076
Other real estate construction	—	1,039
Real estate 1 – 4 family construction	—	—
Real estate – residential	532	595
Home equity	237	48
Consumer loans	—	—
Other loans	—	—
	$2,934	$3,758

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2021 and December 31, 2020:

March 31, 2021
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$60,871	$2,282	$176	$—	$63,329
SBA Paycheck Protection Program (PPP)	73,743	—	—	—	73,743
Real estate - commercial	135,051	4,601	2,973	—	142,625
Other real estate construction	31,342	339	274	—	31,955
Real estate 1 - 4 family construction	3,825	—	—	—	3,825
Real estate - residential	78,889	1,894	719	—	81,502
Home equity	48,417	607	387	—	49,411
Consumer loans	11,016	17	52	—	11,085
Other loans	2,966	—	—	—	2,966

Total	$446,120	$9,740	$4,581	$—	$460,441

December 31, 2020
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$61,828	$2,321	$185	$—	$64,334
SBA Paycheck Protection Program (PPP)	74,750	—	—	—	74,750
Real estate - commercial	143,222	1,113	2,894	—	147,229
Other real estate construction	31,263	344	1,313	—	32,920
Real estate 1 - 4 family construction	7,709	—	—	—	7,709
Real estate - residential	72,085	2,145	783	—	75,013
Home equity	50,661	661	293	—	51,615
Consumer loans	11,001	19	53	—	11,073
Other loans	3,098	—	—	—	3,098

Total	$455,617	$6,603	$5,521	$—	$467,741

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2021 and December 31, 2020 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2021 and December 31, 2020:

March 31, 2021
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$63,329	$—	$63,329
SBA Paycheck Protection Program (PPP)	73,743	—	73,743
Real estate - commercial	140,460	2,165	142,625
Other real estate construction	31,955	—	31,955
Real estate 1 – 4 family construction	3,825	—	3,825
Real estate – residential	80,970	532	81,502
Home equity	49,174	237	49,411
Consumer loans	11,085	—	11,085
Other loans	2,966	—	2,966

Total	$457,507	$2,934	$460,441

December 31, 2020
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$64,334	$—	$64,334
SBA Paycheck Protection Program (PPP)	74,750	—	74,750
Real estate - commercial	145,153	2,076	147,229
Other real estate construction	31,881	1,039	32,920
Real estate 1 – 4 family construction	7,709	—	7,709
Real estate – residential	74,418	595	75,013
Home equity	51,567	48	51,615
Consumer loans	11,073	—	11,073
Other loans	3,098	—	3,098

Total	$463,983	$3,758	$467,741

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2021 and December 31, 2020.

March 31, 2021
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$651	$—	$651	$20
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,621	2,075	1,546	78
Other real estate construction	—	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,729	1,348	1,381	81
Home equity	237	204	33	10
Consumer loans	11	—	11	—
Other loans
Total	$7,249	$3,627	$3,622	$189

December 31, 2020
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$651	$—	$651	$20
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,547	2,076	1,471	33
Other real estate construction	1,039	1,039	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,856	1,416	1,440	84
Home equity	48	15	33	10
Consumer loans	13	—	13	—
Other loans	—	—	—	—
Total	$8,154	$4,546	$3,608	$147

The table below shows interest income received on impaired loans by class for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$651	$5	$82	$—
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,621	24	3,598	29
Other real estate construction	—	—	3,848	43
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,729	38	3,303	40
Home equity	237	1	124	1
Consumer loans	11	—	28	—
Other loans	—	—	—	—

Total	$7,249	$68	$10,983	$113

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

At both March 31, 2021 and December 31, 2020, the Company had $4.4 million in TDRs outstanding, of which one with a balance totaling $46,000 was on a non-accruing basis.

There were no loans modified as TDRs during the first quarter of 2021. For the three months ended March 31, 2020, the following table presents a breakdown of the types of concessions made by loan class:

	For the three months ended March 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	1	$41	$41
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	1	2,725	2,725
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	335	332
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$3,101	$3,098

During the twelve months ended March 31, 2021, there was one TDR for which there was a payment default. During the twelve months ended March 31, 2020, there were two TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $139,000 in the allowance for loan losses as of March 31, 2021, as a direct result of these TDRs. At March 31, 2020, there was $114,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loans modified as TDRs within the previous twelve months as of March 31, 2021 and 2020:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2021

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	6	639	5	1,745	—	—	1	41

Total	6	$639	5	$1,745	—	$—	1	$41

March 31, 2020

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	1	221	—	—	—	—
Forgiveness of Principal/Other	1	37	6	3,094	1	46	—	—

Total	1	$37	7	$3,315	1	$46	—	$—

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, allows the Company to suspend the TDR classifications described above in an effort to provide relief to borrowers impacted by COVID-19. The Consolidated Appropriations Act, 2021, or CAA, which was signed into law on December 27, 2020, extends the expiration of TDR suspensions as set forth in the CARES Act. The Company has elected to adopt this suspension until January 1, 2022 or 60 days after the national emergency terminates, per the CAA. Modifications of loans subsequent to March 1, 2020 for COVID-19 reasons, and that were current as of December 31, 2019, are not considered TDRs and are tracked internally as “COVID-19 Modifications”.

The Company initially provided up to a three-month deferral period or conversion to interest-only repayment for up to three months. Additional extensions have been considered. Loans are reviewed on a case-by-case basis and the Company will generally work with borrowers that express an interest in the assistance program. As of March 31, 2021, the Company had three current outstanding modified loans with a recorded investment of $37,000. Of the loans currently under accommodation, one has entered payment deferral a second time. Additionally, 205 previously modified loans with outstanding balances totaling $55.3 million have come out of deferment. Of the loans removed from deferment, 30 with balances totaling $9.0 million were paid off, 172 loans totaling $46.2 million were out of accommodation and current at March 31, 2021 and three loans totaling $179,000 were removed due to noncompliance.

As of March 31, 2021, the Company’s modifications of loans for COVID-19 related reasons are disclosed in the table below:

	Interest only		Payment deferral		Other		Total COVID-19 modifications
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2021

Commercial	—	$—	1	$4	—	$—	1	$4
Real estate - commercial	—	—	1	27	—	—	1	27
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	—	1	6	—	—	1	6
Total	—	—	3	37	—	—	3	37

Note 9 - Leases

Operating leases in which we are the lessee are recorded as operating lease right of use (“ROU”) assets and operating lease liabilities, included in premises and equipment and other liabilities, respectively, on our consolidated balance sheets. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental collateralized borrowing rate at the lease commencement date. ROU assets are further adjusted for the lease incentives. Operating lease expense, which is composed of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in the net occupancy expense in the consolidated statements of income. We do not currently have any finance leases in which we are the lessee.

Our leases relate to three office locations, two of which are branch locations, with remaining terms of five to nine years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2021, operating lease ROU assets were $2.4 million and the lease liability was $2.5 million, compared to ROU assets of $1.9 million and a lease liability of $1.9 million at March 31, 2020. Lease costs associated with all leases was $99,000 and $96,000 for the three months ended March 31, 2021 and 2020, respectively.

The table below summarizes other information related to our operating leases:

	Three Months Ended March 31,
	2021	2020
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$96	$94
Right-of-use assets obtained in exchange for new operating lease liabilities	2,354	1,864
Weighted-average remaining lease term - operating leases, in years	6.6	7.4
Weighted-average discount rate - operating leases	2.45%	2.90%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2021
(in thousands)

2021	$293
2022	400
2023	408
2024	417
2025	427
2026 and thereafter	753
Total lease payments	2,698
Less: Interest	(220)
Present value of lease liabilities	2,478

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

The Bank’s risk of loss with unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured.

At March 31, 2021 and December 31, 2020, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	March 31, 2021	December 31, 2020
	(dollars in thousands)

Commitments to extend credit	$143,254	$127,986
Credit card commitments	13,709	12,821
Standby letters of credit	8,071	8,277
Total commitments	$165,034	$149,084

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

Among the Company’s assets and liabilities, investment securities available for sale and mortgage banking derivatives are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including other real estate owned, impaired loans, loans held for sale, which are carried at the lower of cost or market, and loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

Prices for US Treasury and marketable equity securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the Level 1 input column. Prices for government agency securities, mortgage-backed securities, asset-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the Level 2 input column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the Level 3 input column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the transfer of securities.

Mortgage banking derivatives, which are comprised of interest rate lock commitments, or IRLCs, and mortgage forward sales commitments, are recorded at fair value on a recurring basis. Fair value of the IRLCs is based on projected pull-through rates, anticipated margins based on changes in market interest rates, and remaining origination costs to be incurred. The Company considers these to be Level 3 valuations.  The fair value of mortgage forward sales commitments is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date and is considered to be a Level 2 input.

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

The following tables provides fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$44,068	$—	$44,068	$—
GSE - Mortgage-backed securities and CMO’s	48,349	—	48,349	—
Asset-backed securities	39,002	—	39,002	—
State and political subdivisions	54,527	—	54,527	—
Corporate bonds	4,137	—	4,137	—
Equity securities	404	404	—	—
Mortgage interest rate lock commitments	2,108	—	—	2,108
Mortgage forward sales commitments	623	—	623	—
Total assets at fair value on a recurring basis	$193,218	$404	$190,706	$2,108

	December 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$37,389	$—	$37,389	$—
GSE - Mortgage-backed securities and CMO’s	41,496	—	41,496	—
Asset-backed securities	39,281	—	39,281	—
State and political subdivisions	69,164	—	69,164	—
Corporate bonds	4,183	—	4,183	—
Equity securities	1,352	1,352	—	—
Mortgage interest rate lock commitments	2,073	—	—	2,073
Total assets at fair value on a recurring basis	$194,938	$1,352	$191,513	$2,073
Mortgage forward sales commitments	$388	$—	$388	$—
Total liabilities at fair value on a recurring basis	$388	$—	$388	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	March 31, 2021
	(dollars in thousands)
	Mortgage interest rate lock commitments	Total
Balance at December 31, 2020	2,073	2,073
Change in fair value:
Included in income from mortgage banking	35	35
Balance at March 31, 2021	2,108	2,108

The fair value of mortgage interest rate lock commitments at March 31, 2021 was calculated based on a notional amount of $63.9 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the three months ended March 31, 2021, such inputs include anticipated remaining costs associated with origination of the loan of 0.85% and a projected pull-through rate of 86.1%. The fair value of mortgage interest rate lock commitments at December 31, 2020 was calculated based on a notional amount of $69.0 million. Significant unobservable inputs included anticipated remaining costs associated with origination of the loan of 0.83% and a projected pull-through rate of 86.0% at December 31, 2020. The estimated net margin to be earned from loan sales is also applied in the calculation. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,434	$—	$—	$3,434
Total assets at fair value on a nonrecurring basis	$3,434	$—	$—	$3,434

	December 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,461	$—	$—	$3,461
Total assets at fair value on a nonrecurring basis	$3,461	$—	$—	$3,461

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2021
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

December 31, 2020
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At March 31, 2021, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2021 and December 31, 2020 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2021 and December 31, 2020:

March 31, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$97,060	$97,062	$95,815	$1,247	$—
Securities available for sale	190,083	190,083	—	190,083	—
Securities held to maturity	27,802	28,818	—	18,686	10,132
Equity securities	404	404	404	—	—
Loans held for investment, net	456,189	451,627	—	—	451,627
Loans held for sale	14,213	14,213	—	14,213	—
Restricted stock	921	921	921	—	—
Loan servicing rights	4,511	4,865	—	4,865	—
Mortgage interest rate lock commitments	2,108	2,108	—	—	2,108
Mortgage forward sales commitments	623	623	—	623	—
Accrued interest receivable	2,344	2,344	—	—	2,344

FINANCIAL LIABILITIES
Deposits	$744,149	$744,222	$—	$744,222	$—
Short-term borrowings	1,338	1,338	—	1,338	—
Long-term borrowings	11,242	11,002	—	—	11,002
Accrued interest payable	16	16	—	—	16

December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$88,868	$88,879	$87,623	$1,256	$—
Securities available for sale	191,513	191,513	—	191,513	—
Securities held to maturity	28,207	29,600	—	19,664	9,936
Equity securities	1,352	1,352	1,352	—	—
Loans held for investment, net	463,339	458,706	—	—	458,706
Loans held for sale	6,959	6,959	—	6,959	—
Restricted stock	1,166	1,166	1,166	—	—
Loan servicing rights	3,957	4,054	—	4,054	—
Mortgage interest rate lock commitments	2,073	2,073	—	—	2,073
Accrued interest receivable	2,523	2,523	—	—	2,523

FINANCIAL LIABILITIES
Deposits	$743,196	$743,378	$—	$743,378	$—
Short-term borrowings	710	710	—	710	—
Long-term debt	10,992	10,909	—	—	10,909
Mortgage forward sales commitments	388	388	—	388	—
Accrued interest payable	21	21	—	—	21

At March 31, 2021 the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

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

ASC 848, “Reference Rate Reform,” was set forth to eliminate certain reference rates and introduce new reference rates that are based on a larger, more liquid population of observable transactions that are less vulnerable to manipulation. The reference rate reform will discontinue the use of certain widely used reference rates such as the London Interbank Offered Rate, or LIBOR. In response to likely challenges arising from contract modifications due to reference rate reform, the FASB issued ASU 2020-04 in March 2020 to provide optional expedients and exceptions for applying GAAP to contract modifications. As such, modifications to debt contracts may be accounted for as a continuation of the existing contract by prospectively adjusting the effective interest rate. This amendment can be applied beginning March 12, 2020 and will sunset December 31, 2022.  The Company currently holds loan contracts that reference LIBOR, and is evaluating the most effective manner in which to modify those contracts, but does not anticipate material financial impact.

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

Comparison of Financial Condition at March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021, the Company’s total assets increased $4.8 million, from $827.8 million to $832.6 million.

Cash and cash equivalents increased $8.2 million during the three months ended March 31, 2021. The increase is related to sales of investments in the securities portfolio in an effort to reduce duration risk as long-term interest rates rise.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $1.8 million to $217.9 million for the three-month period ended March 31, 2021. At March 31, 2021, the Company had net unrealized gains on securities available for sale of $388,000, compared to net unrealized gains of $4.2 million as December 31, 2020. The significant decline is directly related to the increase of interest rates at March 31, 2021 compared to December 31, 2020, as the market signals recovery from the COVID-19 outbreak worldwide.

During the first quarter of 2021, the Company sold a portion of its equity security investment bringing the principal value down from $901,000 to $270,000. At March 31, 2021, unrealized gains on the investment totaled $134,000, resulting in a fair value of $404,000 for the security.

Loans held for investment decreased from $467.7 million to $460.4 million, a decrease of $7.3 million for the three-month period. The Company experienced net decline in nearly all sectors with the largest decline (not including PPP loans) occurring in the commercial real estate segment related to large payoffs, one of which was a nonaccrual loan. During the first quarter of 2021, the Company funded 672 SBA PPP Round 2 loans for a total of $42.5 million. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA. The growth in PPP loans was offset by forgiveness of $42.0 million of SBA PPP loans originally funded during 2020. Loans held for sale increased 104%, or $7.3 million, as many of the loans produced near the March 31, 2021 quarter-end date were not sold on the secondary market until early April.

The allowance for loan losses was $4.3 million at March 31, 2021, which represented 0.92% of the total loans held for investment compared to $4.4 million or 0.94% of the total loans held for investment at December 31, 2020. Additional discussion regarding the decrease in the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to loan servicing assets, mortgage forward sales commitments, and other assets. Loan servicing assets increased $554,000 from December 31, 2020 to March 31, 2021 due to retention of servicing rights related to sustained sales of residential mortgage loans. Mortgage forward sales commitments are recognized as an asset this quarter compared to a liability at December 31, 2020, because of the significant rise in interest rates since year-end. As rates rise, the value of the mandatory commitment deteriorates and the price received to exit out of the commitment increases. Other assets decreased $1.3 million during the first three months of 2021, primarily due to the sale of an investment in a community development project, originally purchased in the first quarter of 2020.

Customer deposits, our primary funding source, experienced a $953,000 increase during the three-month period ended March 31, 2021, increasing from $743.2 million to $744.1 million, a 0.13% increase. A portion of this increase is related to funding of SBA PPP loans, some of the proceeds of which were deposited by our customers into their deposit accounts held at the Company’s subsidiary bank. The growth was offset by a significant reduction due to one account. The subsidiary bank has more than replaced the exited account’s balances during the first quarter of 2021. Demand noninterest-bearing checking accounts increased $34.9 million and savings deposits increased $7.5 million during the three months ended March 31, 2021. Interest checking and money market accounts decreased by $33.4 million, primarily due to a $42.0 million decrease related to the deposit account closure referenced above. Time deposits have decreased by $7.9 million as customers transition to liquid accounts.

Total short-term borrowings increased $628,000 for the period. At March 31, 2021, the Company had $11.2 million in long-term debt outstanding, which consisted primarily of its fixed rate junior subordinated debt securities issued during the third quarter of 2019. The subordinated debt securities have a final maturity date of September 30, 2029, though may be redeemed by the Company on or after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. The Company has a $3.0 million line of credit of which $1.3 million was in use at March 31, 2021.

Other liabilities increased from $13.2 million at December 31, 2020 to $16.0 million at March 31, 2021, an increase of $2.8 million, primarily due to the accrual for payment of income taxes.

At March 31, 2021, total shareholders’ equity was $59.8 million, an increase of $589,000 from December 31, 2020. Net income for the three-month period was $4.6 million. Unrealized gains/losses on investment securities, net of tax, declined by $3.8 million as the yield curve continues to steepen. The Company repurchased 12,201 shares of common stock at a total cost of $83,000 during the first three months of 2021. The Company paid $139,000 in dividends attributed to noncontrolling interest during the first three months of 2021. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended March 31, 2021 and 2020.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $4.6 million for the three months ended March 31, 2021, as compared to $328,000 for the three months ended March 31, 2020, an increase of $4.3 million. Net income available to common shareholders was $4.4 million or $0.63 per common share, for the three months ended March 31, 2021, compared to $187,000 or $0.03 per common share, for the three months ended March 31, 2020. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended March 31, 2021 was $6.8 million, compared to $4.8 million for the three months ended March 31, 2020, an increase of $2.0 million. During the first quarter of 2021, the average yield on our interest-earning assets increased eight basis points to 3.80%, and the average rate we paid for our interest-bearing liabilities decreased fifty basis points to 0.27%. These changes resulted in a higher interest rate spread of 3.53% as of March 31, 2021, compared to 2.95% as of March 31, 2020. Our net interest margin was 3.62% and 3.17% for the comparable periods in 2021 and 2020, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended March 31, 2021 and 2020:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2021	2020	2021	2020	2021	2020
Interest-earning assets:
Taxable securities	$193,755	$88,396	$826	$492	1.73%	2.24%
Nontaxable securities (1)	39,490	16,053	253	99	3.26%	3.10%
Short-term investments	58,384	150,879	16	552	0.11%	1.47%
Equity Securities	721	—	—	—	—	—
Taxable loans	471,456	355,018	6,004	4,485	5.16%	5.08%
Non-taxable loans (1)	8,197	9,792	58	68	3.60%	3.49%
Total interest-earning assets	772,003	620,138	7,157	5,696	3.80%	3.72%

Interest-bearing liabilities:
Interest-bearing deposits	510,486	438,683	211	728	0.17%	0.67%
Short-term borrowed funds	1,621	501	1	1	0.25%	0.80%
Long-term debt	12,004	9,992	136	131	4.59%	5.72%
Total interest-bearing liabilities	524,111	449,176	348	860	0.27%	0.77%

Net interest spread	$247,892	$170,962	$6,809	$4,836	3.53%	2.95%

Net interest margin (1) (% of earning assets)					3.62%	3.17%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 23% tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery for loan losses was $34,000 for the three months ended March 31, 2021, compared to a provision of $632,000 for the same period in 2020. There were net loan charge-offs of $116,000 for the three months ended March 31, 2021, as compared with net loan recoveries of $14,000 during the same period of 2020. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $4.1 million for the three-month period ended March 31, 2021, as compared to the same period in 2020. The primary factor contributing to the overall increase was an increase of $4.0 million in income from mortgage loan sales. This increase is due to stronger margins and increased production from refinance and purchase transactions during the first quarter of 2021.

In addition, the gain on sale of securities increased $882,000 to $940,000 at March 31, 2021 compared to $58,000 at March 31, 2020 as the Company worked to reduce the duration of the investment portfolio in an attempt to protect capital as long-term interest rates rise.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)

Income from debit card transactions	$492	$385
Income from credit card transactions	114	121
Gross interchange and transaction fee income	606	506
Network costs - debit card	251	172
Network costs - credit card	136	142
Total net income	$219	$192

Noninterest Expense

Noninterest expense for the three months ended March 31, 2021 increased by $1.3 million from the same period in 2020, to $8.1 million. Salaries and benefits, the largest component of noninterest expense, increased $965,000 to account for wage and benefit cost increases as well as increased commissions for increased production in the mortgage division. As a result of production growth in the mortgage division, loan costs increased by $219,000 to $306,000 for the three months ended March 31, 2021. Marketing and donations increased $402,000 as the Company makes a conscious effort to support the communities we serve by giving back and supporting economic development and growth.

Total other noninterest expense decreased for the three months ended March 31, 2021 compared to the same period in 2020. This decline was due to market valuation adjustments that reduced the expense associated with supplemental executive retirement plans by $462,000. The table below reflects the composition of other noninterest expense.

	Three Months Ended March 31,
	2021	2020
	(in thousands)

Postage	$46	$44
Telephone and data lines	49	47
Office supplies and printing	26	22
Shareholder relations expense	33	34
Dues and subscriptions	109	64
Other	17	527
Total	$280	$738

Income Tax Expense

The Company had income tax expense of $1.2 million for the three months ended March 31, 2021 at an effective tax rate of 21.1% compared to income tax expense of $85,000 with an effective tax rate of 20.6% in the comparable 2020 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended March 31, 2021, the effective tax rate increased slightly due to the reduction in tax-free securities as a part of the duration reduction of the investment portfolio.

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

Management uses a risk-grading program designed to evaluate the credit risk in the loan portfolio. In this program, risk grades are initially assigned by loan officers and then reviewed and monitored by credit administration. This process includes the maintenance of an internally classified loan list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history, and the current delinquent status. Because of this process, certain loans are deemed to be impaired and evaluated as an impaired loan.

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

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first three months of 2021, the average effective credit score of the portfolio, excluding loans in default, decreased slightly from 772 to 768. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

The allowance for loan losses represents management’s best estimate of an appropriate amount to provide for probable credit risk inherent in the loan portfolio in the normal course of business. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s portfolio, will not require an adjustment to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary, should the quality of any loans deteriorate. Unexpected global events, such as the unprecedented economic disruption due to COVID-19, are the type of future events that often cause material adjustments to the allowance to be necessary. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition, results of operations and the value of its securities.

At March 31, 2021, the level of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, was $7.2 million, compared to $8.2 million at December 31, 2020, a net decrease of $906,000. The decrease is related to one large relationship paying off in the first quarter of 2021. Total non-accrual loans, which are a component of impaired loans, decreased from $3.8 million at December 31, 2020 to $2.9 million at March 31, 2021. During the first three months of 2021, two additional loans totaling $289,000 were added to impaired loans; however, four loans totaling $1.1 million were paid off.  That was offset by net pay downs of $53,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased two basis points from 0.94% at December 31, 2020 to 0.92% at March 31, 2021. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.93% at December 31, 2020 and 0.90% at March 31, 2021. The decrease is attributable to the economic recovery occurring as the COVID-19 outbreak is contained and businesses increase operations. The individually evaluated allowance as a percentage of individually evaluated loans increased from 1.81% to 2.60% for the same periods, mainly due to one relationship deemed impaired during the first three months of 2021, which required additional reserves to cover probable losses.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.80% at December 31, 2020 to 0.64% at March 31, 2021, and was related to the large nonaccrual relationship that was paid off in the first quarter.

As of March 31, 2021, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned remained at $0 through March 31, 2021, as there were no loans foreclosed on during the first three months of 2021.

Troubled debt restructured loans at March 31, 2021 totaled $4.3 million compared to $4.4 million at December 31, 2020 and are included in impaired loans. The slight decrease is related to one relationship paying off in the first three months of 2021. At March 31, 2021, there was one troubled debt restructured loan in non-accrual status, which had a balance of $46,000.

As discussed in Note 8 of our Notes to Consolidated Financial Statements, the CARES Act allows for loan modifications related to COVID-19 impacts to be excluded from TDR status. As of March 31, 2021, the Company had three current outstanding loan portfolio modifications of COVID-19 impacted loans for $37,000. Of the loans currently under accommodation, one had entered payment deferral a second time. Additionally, 205 previously modified loans with outstanding balances totaling $55.4 million have come out of deferment. Of the loans removed from deferment, 30 loans totaling $9.0 million have paid off, 172 loans totaling $46.2 million were out of accommodation and current at March 31, 2021 and three loans totaling $179,000 were removed due to noncompliance.

The following table shows the comparison of nonperforming assets at March 31, 2021 and December 31, 2020:

Nonperforming Assets

(dollars in thousands)

	March 31, 2021	December 31, 2020
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Non-accrual loans	2,934	3,758
Other real estate owned	—	—
Total nonperforming assets	$2,934	$3,758

Allowance for loans losses	$4,252	$4,402
Nonperforming loans to total loans	0.64%	0.80%
Allowance for loan losses to total loans	0.92%	0.94%
Nonperforming assets to total assets	0.35%	0.45%
Allowance for loan losses to nonperforming loans	144.92%	117.14%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $28.0 million at March 31, 2021, with available credit of $28.0 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $92.9 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $27.2 million and the issuance of commercial paper. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of March 31, 2021, we had $1.8 million that had not been extended and remained available for use on the line of credit. The Company has also previously secured long-term debt from other sources. Total outstanding debt from these sources included $10.0 million of junior subordinated debt at both March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2021, the Company had $10.0 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2021 and have no current plans to do so.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since our 2020 Annual Report to Shareholders, which is filed as Exhibit 13 to our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2021.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2021. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2021.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
January 1, 2021 Through January 31, 2021	—	$—	—	$—
February 1, 2021 Through February 28, 2021	—	$—	—	$—
March 1, 2021 Through March 31, 2021	12,201	$6.79	—	$1,000
Total	12,201	$6.79	—	$1,000

(1) Trades of the Company’s common stock are quoted on the OTCQX Market from time to time. The Company also has in place a Stock Repurchase Plan that provides liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

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

101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, in XBRL (eXtensible Business Reporting Language) (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 4, 2021	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 4, 2021	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer