Form 10-Q
period 2021-06-30
UWHARRIE CAPITAL CORP
filed 2021-08-03
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,964,242 shares of common stock outstanding as of August 2, 2021.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.
	June 30, 2021 (Unaudited)	December 31, 2020*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,069	$6,301
Interest-earning deposits with banks	122,001	82,567
Cash and cash equivalents	127,070	88,868
Securities available for sale, at fair value	200,148	191,513
Securities held to maturity, at amortized cost (fair value $29,282 and $29,600, respectively)	27,803	28,207
Equity security, at fair value	411	1,352
Loans held for sale	10,394	6,959
Loans:
Loans held for investment	438,053	467,741
Less allowance for loan losses	(4,174)	(4,402)
Net loans held for investment	433,879	463,339
Premises and equipment, net	16,451	16,982
Interest receivable	2,171	2,524
Restricted stock	921	1,166
Bank-owned life insurance	9,000	8,936
Prepaid assets	1,079	1,146
Loan servicing assets	4,921	3,957
Mortgage banking derivatives	1,589	2,073
Other assets	9,423	10,748
Total assets	$845,260	$827,770

LIABILITIES
Deposits:
Demand noninterest-bearing	$235,335	$205,788
Interest checking and money market accounts	368,870	381,502
Savings deposits	87,074	74,792
Time deposits, $250,000 and over	19,979	28,825
Other time deposits	48,035	52,289
Total deposits	759,293	743,196
Short-term borrowed funds	1,271	710
Long-term debt	9,992	10,992
Interest payable	12	21
Mortgage banking derivatives	78	388
Other liabilities	13,054	13,226
Total liabilities	783,700	768,533

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,964,242 and 7,052,143, at June 30, 2021 and December 31, 2020, respectively	8,705	8,815
Additional paid-in capital	12,030	12,607
Undivided profits	28,907	23,000
Accumulated other comprehensive income	1,263	4,160
Total Uwharrie Capital Corp shareholders’ equity	50,905	48,582
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	61,560	59,237
Total liabilities and shareholders’ equity	$845,260	$827,770

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,335	$5,031	$11,397	$9,584
Investment securities
U.S. Treasury	—	33	—	66
U.S. Government agencies and corporations	397	357	852	726
State and political subdivisions, non-taxable	231	195	484	294
State and political subdivisions, taxable	284	179	655	269
Equity Securities	10	—	10	—
Interest-earning deposits with banks and federal funds sold	27	38	43	590
Total interest income	6,284	5,833	13,441	11,529

Interest Expense
Interest checking and money market accounts	96	180	187	478
Savings deposits	15	14	30	35
Time deposits, $250,000 and over	17	44	46	300
Other time deposits	47	134	123	287
Short-term borrowed funds	1	1	2	2
Long-term debt	132	144	268	275
Total interest expense	308	517	656	1,377
Net interest income	5,976	5,316	12,785	10,152
Provision for (recovery of) loan losses	(141)	767	(175)	1,399
Net interest income after provision for (recovery of) loan losses	6,117	4,549	12,960	8,753

Noninterest Income
Service charges on deposit accounts	240	209	482	522
Interchange and card transaction fees, net	339	182	558	374
Other service fees and commissions	800	558	1,430	1,323
Gain on sale of securities	51	—	991	58
Realized/unrealized gain (loss) on equity securities	7	102	(12)	333
Income from mortgage banking	2,069	3,701	7,175	4,766
Other income (expense)	668	(324)	657	58
Total noninterest income	4,174	4,428	11,281	7,434

Noninterest Expense
Salaries and employee benefits	5,233	5,030	10,622	9,454
Net occupancy expense	460	416	886	831
Equipment expense	165	179	337	362
Data processing costs	165	162	330	320
Loan costs	191	167	497	254
Professional fees and services	232	209	468	403
Marketing and donations	200	192	821	411
Electronic banking expense	95	121	184	226
Software amortization and maintenance	333	300	723	564
FDIC insurance	37	91	108	108
Other noninterest expense	1,141	79	1,421	810
Total noninterest expense	8,252	6,946	16,397	13,743
Income before income taxes	2,039	2,031	7,844	2,444
Income taxes	435	429	1,657	514
Net income	$1,604	$1,602	$6,187	$1,930

Consolidated net income	$1,604	$1,602	$6,187	$1,930
Less: net income attributable to noncontrolling interest	(141)	(141)	(280)	(282)
Net income attributable to Uwharrie Capital Corp and common shareholders	1,463	1,461	5,907	1,648
Net income per common share
Basic	$0.21	$0.21	$0.84	$0.23
Diluted	$0.21	$0.21	$0.84	$0.23
Weighted average shares outstanding
Basic	7,014,214	7,123,163	7,032,401	7,166,134
Diluted	7,014,214	7,123,163	7,032,401	7,166,134

See accompanying notes

=

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Net income	$1,604	$1,602	$6,187	$1,930

Unrealized gain (loss) on available for sale securities	1,187	1,606	(2,772)	3,747
Related tax effect	(275)	(370)	662	(860)
Reclassification of gain recognized in net income	(51)	—	(991)	(58)
Related tax effect	14	—	204	11

Total other comprehensive income (loss)	875	1,236	(2,897)	2,840

Comprehensive income	2,479	2,838	3,290	4,770

Less: Comprehensive income attributable to noncontrolling interest	(141)	(141)	(280)	(282)

Comprehensive income attributable to Uwharrie Capital Corp	$2,338	$2,697	$3,010	$4,488

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, March 31, 2020	6,984,582	$8,731	$12,311	$16,413	$1,927	$10,655	$50,037
Net Income	—	—	—	1,461	—	141	1,602
Repurchase and retirement of common stock	(14,441)	(18)	(61)	—	—	—	(79)
Other comprehensive income	—	—	—	—	1,236	—	1,236
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, June 30, 2020	6,970,141	$8,713	$12,250	$17,874	$3,163	$10,655	$52,655

Balance, March 31, 2021	7,039,942	$8,800	$12,539	$27,444	$388	$10,655	$59,826
Net Income	—	—	—	1,463	—	141	1,604
Repurchase and retirement of common stock	(75,700)	(95)	(509)	—	—	—	(604)
Other comprehensive income	—	—	—	—	875	—	875
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(38)	(38)
Balance, June 30, 2021	6,964,242	$8,705	$12,030	$28,907	$1,263	$10,655	$61,560

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2019	7,095,920	$8,870	$12,784	$16,226	$323	$10,655	$48,858
Net Income	—	—	—	1,648	—	282	1,930
Repurchase and retirement of common stock	(125,779)	(157)	(534)	—	—	—	(691)
Other comprehensive income	—	—	—	—	2,840	—	2,840
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(208)	(208)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2020	6,970,141	$8,713	$12,250	$17,874	$3,163	$10,655	$52,655

Balance, December 31, 2020	7,052,143	$8,815	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	5,907	—	280	6,187
Repurchase and retirement of common stock	(87,901)	(110)	(577)	—	—	—	(687)
Other comprehensive loss	—	—	—	—	(2,897)	—	(2,897)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2021	6,964,242	$8,705	$12,030	$28,907	$1,263	$10,655	$61,560

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Cash flows from operating activities
Net income	$6,187	$1,930
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	579	574
Right of use asset amortization	167	163
Provision for (recovery of) loan losses	(175)	1,399
Gain on sale of securities available for sale	(991)	(58)
Gain on sale of mortgage loans	5,414	3,140
Gain on sale of premises and equipment	(41)	—
Gain on sale of OREO	—	(53)
OREO write-downs	—	21
Realized/unrealized (gain) loss on equity securities	12	(333)
Net amortization of premium on investment securities available for sale	467	241
Net amortization of premium on investment securities held to maturity	88	71
Amortization of loan servicing rights	763	498
Originations and purchases of mortgage loans for sale	(198,092)	(127,274)
Proceeds from sales of mortgage loans for sale	188,505	122,060
Mortgage banking derivatives	174	—
Loan servicing assets	(1,727)	(1,204)
Accrued interest receivable	352	(618)
Prepaid assets	67	(494)
Cash surrender value of life insurance	(64)	(70)
Miscellaneous other assets	1,843	1,727
Accrued interest payable	(9)	(26)
Miscellaneous other liabilities	(172)	(1,411)
Net cash provided by operating activities	3,347	283
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	49,280	7,586
Proceeds from sale of equity securities	929	—
Proceeds from maturities, calls and paydowns of securities available for sale	9,506	3,425
Proceeds from maturities, calls and paydowns of securities held to maturity	816	2,593
Purchase of investment securities available for sale	(70,660)	(29,574)
Purchase of investment securities held to maturity	(500)	(16,580)
Purchase of equity securities	—	(901)
Purchase of investments in other assets	(38)	(1,100)
Proceeds from sales of investments in other assets	1,125	—
Net change in restricted stock	245	(22)
Net (increase) decrease in loans	29,635	(96,860)
Purchase of premises and equipment	(510)	(403)
Proceeds from sale of premises and equipment	336	—
Proceeds from sale of OREO	—	167
Net cash provided (used) by investing activities	20,164	(131,669)
Cash flows from financing activities
Net increase in deposit accounts	16,097	88,220
Net increase (decrease) in federal funds purchased and other short-term borrowings	561	(127)
Proceeds from long-term borrowings	—	1,000
Repayment of long-term borrowings	(1,000)	—
Repurchase of common stock, net	(687)	(691)
Dividends paid on preferred stock (noncontrolling interest)	(280)	(282)
Net cash provided by financing activities	14,691	88,120
Increase (decrease) in cash and cash equivalents	38,202	(43,266)
Cash and cash equivalents, beginning of period	88,868	155,198
Cash and cash equivalents, end of period	$127,070	$111,932
Supplemental disclosures of cash flow information
Interest paid	$665	$1,293
Income taxes paid	1,278	615
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(2,897)	$2,840
Company financed OREO	—	90

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management continues to evaluate the impact of COVID-19, the disease caused by the novel Coronavirus, beyond the current impacts as of June 30, 2021, which are discussed throughout the accompanying notes of this report. Management is not aware of additional economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)

Beginning balance	$388	$1,927	$4,160	$323

Other comprehensive income (loss) before reclassifications, net of ($275), ($370), $662 and ($860) tax effect, respectively	912	1,236	(2,110)	2,887

Amounts reclassified from accumulated other comprehensive income, net of $14, $0, $204 and $11 tax effect, respectively	(37)	—	(787)	(47)

Net current-period other comprehensive income (loss)	875	1,236	(2,897)	2,840

Ending balance	$1,263	$3,163	$1,263	$3,163

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2021 or December 31, 2020.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,014,214 for the three-month period ended June 30, 2021 compared to 7,123,163 for the three-month period ended June 30, 2020. For the six-month period ended June 30, 2021, the weighted average common shares outstanding was 7,032,401 compared to 7,166,134 for the six-month period ended June 30, 2020. The number of shares and earnings per share for the 2020 periods have been adjusted for the 2% stock dividend declared on October 20, 2020.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$41,921	$264	$487	$41,698
GSE - Mortgage-backed securities and CMO’s	50,243	394	174	50,463
Asset-backed securities	37,122	1,222	—	38,344
State and political subdivisions	65,308	880	678	65,510
Corporate bonds	3,914	219	—	4,133
Total securities available for sale	$198,508	$2,979	$1,339	$200,148

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$247	$6	$—	$253
State and political subdivisions	17,056	1,247	—	18,303
Corporate bonds	10,500	232	6	10,726
Total securities held to maturity	$27,803	$1,485	$6	$29,282

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$36,804	$611	$26	$37,389
GSE - Mortgage-backed securities and CMO’s	39,720	1,844	68	41,496
Asset-backed securities	38,536	748	3	39,281
State and political subdivisions	67,148	2,107	91	69,164
Corporate bonds	3,902	281	—	4,183
Total securities available for sale	$186,110	$5,591	$188	$191,513

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$459	$11	$—	$470
State and political subdivisions	17,748	1,382	—	19,130
Corporate bonds	10,000	—	—	10,000
Total securities held to maturity	$28,207	$1,393	$—	$29,600

At June 30, 2021 and December 31, 2020, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock reported at a cost of $411,000 and $657,000 at June 30, 2021 and December 31, 2020, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2021.

Results from sales of securities available for sale for the three and six month periods ended June 30, 2021 and June 30, 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Gross proceeds from sales	$15,043	$—	$49,280	$7,586

Realized gains from sales	$51	$—	$1,505	$58
Realized losses from sales	—	—	514	—
Net realized gains (losses)	$51	$—	$991	$58

At June 30, 2021 and December 31, 2020, securities available for sale with a carrying amount of $83.2 million and $82.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At June 30, 2021, the unrealized losses on available for sale securities less than twelve months related to fifteen government agency bonds, four government-sponsored enterprise (“GSE”) mortgage-backed securities and twenty-seven state and political subdivision bonds. There was one corporate held to maturity bond that had been in a loss position less than twelve months at June 30, 2021. At December 31, 2020, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, three GSE mortgage-backed securities, two asset-backed securities and ten state and political subdivision bonds. At June 30, 2021, the Company had two government agency bonds and two state and political subdivision bonds that had been in a loss position for twelve months or more.

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$24,012	$455	$2,633	$32	$26,645	$487
GSE-Mortgage-backed securities and CMO’s	18,829	174	—	—	18,829	174
State and political subdivisions	41,814	647	1,445	31	43,259	678
Total securities available for sale	$84,655	$1,276	$4,078	$63	$88,733	$1,339

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	1,244	6	—	—	1,244	6
Total securities held to maturity	$1,244	$6	$—	$—	$1,244	$6

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$5,061	$26	$—	$—	$5,061	$26
GSE-Mortgage-backed securities and CMO’s	10,263	68	—	—	10,263	68
Asset-backed securities	2,686	3	—	—	2,686	3
State and political subdivisions	11,286	91	—	—	11,286	91
Total securities available for sale	$29,296	$188	$—	$—	$29,296	$188

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At June 30, 2021, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of June 30, 2021:

	June 30, 2021
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Government agencies
Due after one but within five years	4,004	4,086	1.80%
Due after five but within ten years	25,497	25,253	0.95%
Due after ten years	12,420	12,359	0.71%
	41,921	41,698	0.96%
Mortgage-backed securities
Due after one but within five years	4,401	4,422	3.78%
Due after five but within ten years	15,074	15,172	0.91%
Due after ten years	30,768	30,869	0.85%
	50,243	50,463	1.12%
Asset-backed securities
Due after ten years	37,122	38,344	1.24%
	37,122	38,344	1.24%
State and political subdivisions
Due within twelve months	811	815	2.45%
Due after one but within five years	1,869	1,926	2.73%
Due after five but within ten years	1,488	1,462	1.84%
Due after ten years	61,140	61,307	1.90%
	65,308	65,510	1.93%
Corporate bonds
Due within twelve months	1,997	2,040	2.98%
Due after one but within five years	1,917	2,093	3.43%
	3,914	4,133	3.20%
Total securities available for sale
Due within twelve months	2,808	2,855	2.83%
Due after one but within five years	12,191	12,527	2.92%
Due after five but within ten years	42,059	41,887	0.97%
Due after ten years	141,450	142,879	1.39%
	$198,508	$200,148	1.42%

	June 30, 2021
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

U. S. Government agencies
Due after one but within five years	$247	$253	2.67%
	247	253	2.67%
State and political subdivisions
Due within twelve months	1,671	1,675	1.91%
Due after one but within five years	1,965	2,029	2.23%
Due after ten years	13,420	14,599	2.64%
	17,056	18,303	2.52%
Corporate Bonds
Due after five but within ten years	10,500	10,726	4.93%
	10,500	10,726	4.93%
Total securities held for maturity
Due within twelve months	1,671	1,675	1.91%
Due after one but within five years	2,212	2,282	2.28%
Due after five but within ten years	10,500	10,726	4.93%
Due after ten years	13,420	14,599	2.64%
	$27,803	$29,282	3.43%

The portion of unrealized gains and losses for the three and six months ended June 30, 2021 and 2020 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$929	$—

Net gains (losses) recognized during the period on equity securities	$7	$102	$(12)	$333
Less: Net losses recognized from equity securities sold during the period	—	—	(18)	—
Unrealized gains recognized during the period on equity securities still held at the reporting date	$7	$102	$6	$333

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Commercial
Commercial	$64,219	$64,334
SBA Paycheck Protection Program (PPP)	53,857	76,398
Real estate - commercial	143,596	147,229
Other real estate construction loans	30,292	32,920
Other loans	4,603	3,098
Noncommercial
Real estate 1-4 family construction	4,238	7,709
Real estate - residential	78,340	75,000
Home equity	51,049	51,615
Consumer loans	10,203	11,073
	440,397	469,376
Less:
Allowance for loan losses	(4,174)	(4,402)
Deferred loan fees net	(2,344)	(1,635)

Loans held for investment, net	$433,879	$463,339

The Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), was created as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, the Company had funded 1,202 PPP loans representing $81.0 million. Of the loans funded, 970 loans totaling $72.3 million had been paid off or forgiven by the SBA as of June 30, 2021. Remaining deferred loan fees of $199,000 and remaining deferred loan costs of $51,000 were attributable to the first round of PPP loans at June 30, 2021. The Consolidated Appropriations Act, 2021, or CAA, established another round of PPP loan funding for certain eligible borrowers, and the Company had funded 879 PPP loans totaling $46.4 million under this additional round as of June 30, 2021. Of the loans funded during the second round of PPP funding, 20 loans totaling $1.3 million had been paid off or forgiven by the SBA as of June 30, 2021. Remaining deferred loan fees of $2.8 million and remaining deferred loan costs of $318,000 were attributable to the second round of PPP loans at June 30, 2021. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Note 7 – Allowance for Loan Losses

The following tables show the change in the allowance for loan losses by loan segment for the three and six months ended June 30, 2021 and 2020, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)

Balance, beginning of period	$2,555	$1,512	$2,753	$1,087
Provision for (recovery of) loan losses	(47)	580	(134)	1,002
Charge-offs	—	(35)	(118)	(38)
Recoveries	13	54	20	60
Net (charge-offs) recoveries	13	19	(98)	22
Balance at end of period	$2,521	$2,111	$2,521	$2,111

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)

Balance, beginning of period	$1,697	$1,115	$1,649	$894
Provision for (recovery of) loan losses	(94)	187	(41)	397
Charge-offs	(8)	(17)	(28)	(24)
Recoveries	58	30	73	48
Net (charge-offs) recoveries	50	13	45	24
Balance at end of period	$1,653	$1,315	$1,653	$1,315

Total	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2021	2021	2020
	(dollars in thousands)

Balance, beginning of period	$4,252	$2,627	$4,402	$1,981
Provision for (recovery of) loan losses	(141)	767	(175)	1,399
Charge-offs	(8)	(52)	(146)	(62)
Recoveries	71	84	93	108
Net (charge-offs) recoveries	63	32	(53)	46
Balance at end of period	$4,174	$3,426	$4,174	$3,426

The following tables show period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2021 and December 31, 2020:

June 30, 2021
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$100	$4,016	$2,421	$289,969	$2,521	$293,985
Non-Commercial	92	3,039	1,561	141,029	1,653	144,068

Total	$192	$7,055	$3,982	$430,998	$4,174	$438,053

December 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$53	$5,237	$2,700	$317,094	$2,753	$322,331
Non-Commercial	94	2,917	1,555	142,493	1,649	145,410

Total	$147	$8,154	$4,255	$459,587	$4,402	$467,741

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

June 30, 2021
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$88	$—	$88	$64,131	$64,219	$—
SBA Paycheck Protection Program (PPP)	—	—	—	51,275	51,275	—
Real estate - commercial	—	1,927	1,927	141,669	143,596	—
Other real estate construction	—	—	—	30,292	30,292	—
Real estate 1-4 family construction	—	—	—	4,238	4,238	—
Real estate - residential	207	519	726	77,852	78,578	—
Home equity	2	235	237	50,812	51,049	—
Consumer loans	30	—	30	10,173	10,203	—
Other loans	—	—	—	4,603	4,603	—

Total	$327	$2,681	$3,008	$435,045	$438,053	$—

December 31, 2020
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$64,334	$64,334	$—
SBA Paycheck Protection Program (PPP)	—	—	—	74,750	74,750	—
Real estate - commercial	—	2,076	2,076	145,153	147,229	—
Other real estate construction	52	1,039	1,091	31,829	32,920	—
Real estate 1-4 family construction	—	—	—	7,709	7,709	—
Real estate - residential	299	595	894	74,119	75,013	—
Home equity	—	48	48	51,567	51,615	—
Consumer loan	46	—	46	11,027	11,073	—
Other loans	—	—	—	3,098	3,098	—

Total	$397	$3,758	$4,155	$463,586	$467,741	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure at June 30, 2021. At December 31, 2020, the Company had $0 in foreclosed residential real estate and $51,000 of residential real estate in process of foreclosure.

The composition of non-accrual loans by class as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(dollars in thousands)

Commercial	$—	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	1,927	2,076
Other real estate construction	—	1,039
Real estate 1 – 4 family construction	—	—
Real estate – residential	519	595
Home equity	235	48
Consumer loans	—	—
Other loans	—	—
	$2,681	$3,758

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2021 and December 31, 2020:

June 30, 2021
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$62,048	$2,171	$—	$—	$64,219
SBA Paycheck Protection Program (PPP)	51,275	—	—	—	51,275
Real estate - commercial	136,313	4,561	2,722	—	143,596
Other real estate construction	29,951	87	254	—	30,292
Real estate 1 - 4 family construction	4,238	—	—	—	4,238
Real estate - residential	75,437	2,217	924	—	78,578
Home equity	50,375	439	235	—	51,049
Consumer loans	10,189	14	0	—	10,203
Other loans	4,603	—	—	—	4,603

Total	$424,429	$9,489	$4,135	$—	$438,053

December 31, 2020
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$61,828	$2,321	$185	$—	$64,334
SBA Paycheck Protection Program (PPP)	74,750	—	—	—	74,750
Real estate - commercial	143,222	1,113	2,894	—	147,229
Other real estate construction	31,263	344	1,313	—	32,920
Real estate 1 - 4 family construction	7,709	—	—	—	7,709
Real estate - residential	72,085	2,145	783	—	75,013
Home equity	50,661	661	293	—	51,615
Consumer loans	11,001	19	53	—	11,073
Other loans	3,098	—	—	—	3,098

Total	$455,617	$6,603	$5,521	$—	$467,741

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2021 and December 31, 2020 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2021 and December 31, 2020:

June 30, 2021
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$64,219	$—	$64,219
SBA Paycheck Protection Program (PPP)	51,275	—	51,275
Real estate - commercial	141,669	1,927	143,596
Other real estate construction	30,292	—	30,292
Real estate 1 – 4 family construction	4,238	—	4,238
Real estate – residential	78,059	519	78,578
Home equity	50,814	235	51,049
Consumer loans	10,203	—	10,203
Other loans	4,603	—	4,603

Total	$435,372	$2,681	$438,053

December 31, 2020
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$64,334	$—	$64,334
SBA Paycheck Protection Program (PPP)	74,750	—	74,750
Real estate - commercial	145,153	2,076	147,229
Other real estate construction	31,881	1,039	32,920
Real estate 1 – 4 family construction	7,709	—	7,709
Real estate – residential	74,418	595	75,013
Home equity	51,567	48	51,615
Consumer loans	11,073	—	11,073
Other loans	3,098	—	3,098

Total	$463,983	$3,758	$467,741

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2021 and December 31, 2020.

June 30, 2021
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$651	$—	$651	$19
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,365	1,689	1,676	81
Other real estate construction	—	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,796	1,215	1,581	91
Home equity	235	203	32	1
Consumer loans	8	—	8	—
Other loans	—	—	—	—
Total	$7,055	$3,107	$3,948	$192

December 31, 2020
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$651	$—	$651	$20
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,547	2,076	1,471	33
Other real estate construction	1,039	1,039	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,856	1,416	1,440	84
Home equity	48	15	33	10
Consumer loans	13	—	13	—
Other loans	—	—	—	—
Total	$8,154	$4,546	$3,608	$147

The table below shows interest income received on impaired loans by class for the three and six months ended June 30, 2021 and 2020.

	Three Months ended June 30, 2021		Three Months ended June 30, 2020
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$651	$7	$388	$17
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,493	31	3,591	13
Other real estate construction	—	—	1,123	—
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,762	34	3,223	29
Home equity	236	—	73	—
Consumer loans	10	—	19	1
Other loans	—	—	—	—

Total	$7,152	$72	$8,417	$60

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$651	$12	$260	$17
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,511	55	3,598	42
Other real estate construction	346	—	763	1
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,794	72	3,172	69
Home equity	173	1	76	1
Consumer loans	11	—	20	1
Other loans	—	—	—	—

Total	$7,486	$140	$7,889	$131

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

At both June 30, 2021 and December 31, 2020, the Company had $4.4 million in TDRs outstanding, of which one with a balance totaling $46,000 was on a non-accruing basis.

For the three and six months ended June 30, 2021 and 2020, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	1	$648	$648
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	216	216
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$864	$864

	For the three months ended June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	1	$650	$650
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	1	829	829
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	114	114
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	3	$1,593	$1,593

For the six months ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	1	$648	$648
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	216	216
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	2	$864	$864

	For the six months ended June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	2	$691	$691
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	1	829	829
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	335	335
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	5	$1,855	$1,855

During the twelve months ended June 30, 2021, there was one TDR for which there was a payment default. During the twelve months ended June 30, 2020, there were two TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $151,000 in the allowance for loan losses as of June 30, 2021, as a direct result of these TDRs. At June 30, 2020, there was $133,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loans modified as TDRs within the previous twelve months as of June 30, 2021 and 2020:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2021

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	7	752	4	1,023	—	—	1	41

Total	7	$752	4	$1,023	—	$—	1	$41

June 30, 2020

Below market interest rate	—	$—	1	$219	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	1	37	10	2,434	1	46	—	—

Total	1	$37	11	$2,653	1	$46	—	$—

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

The Company initially provided up to a three-month deferral period or conversion to interest-only repayment for up to three months. Additional extensions have been considered. Loans are reviewed on a case-by-case basis and the Company will generally work with borrowers that express an interest in the assistance program. As of June 30, 2021, the Company had one current outstanding modified loan with a recorded investment of $11,000. Of the loans currently under accommodation, one had entered payment deferral a second time. Additionally, 207 previously modified loans with outstanding balances totaling $54.5 million have come out of deferment. Of the loans removed from deferment, 42 with balances totaling $10.7 million were paid off, 162 loans totaling $43.6 million were out of accommodation and current at June 30, 2021 and three loans totaling $172,000 were removed due to noncompliance.

As of June 30, 2021, the Company’s modifications of loans for COVID-19 related reasons are disclosed in the table below:

	Interest only		Payment deferral		Other		Total COVID-19 modifications
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
(dollars in thousands)
June 30, 2021

Commercial	—	$—	—	$—	—	$—	—	$—
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	—	1	11	—	—	1	11
Total	—	—	1	11	—	—	1	11

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

Our leases relate to three office locations, two of which are branch locations, with remaining terms of five to nine years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2021, operating lease ROU assets were $2.3 million and the lease liability was $2.4 million, compared to ROU assets of $1.8 million and a lease liability of $1.9 million at June 30, 2020. Lease costs associated with all leases was $99,000 and $198,000 for the three months and six months ended June 30, 2021, respectively.

The table below summarizes other information related to our operating leases:

	Six Months Ended June 30,
	2021	2020
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$194	$189
Right-of-use assets obtained in exchange for new operating lease liabilities	2,270	1,782
Weighted-average remaining lease term - operating leases, in years	6.4	7.3
Weighted-average discount rate - operating leases	2.45%	2.90%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2021
(in thousands)

2021	$196
2022	400
2023	408
2024	417
2025	427
2026 and thereafter	753
Total lease payments	2,601
Less: Interest	(206)
Present value of lease liabilities	2,395

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

At June 30, 2021 and December 31, 2020, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	June 30, 2021	December 31, 2020
	(dollars in thousands)

Commitments to extend credit	$148,264	$127,986
Credit card commitments	13,724	12,821
Standby letters of credit	8,099	8,277
Total commitments	$170,087	$149,084

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

Mortgage banking derivatives, which are comprised of interest rate lock commitments, or IRLCs, mortgage forward sales commitments and to-be-announced mortgage-backed securities trades (TBAs), are recorded at fair value on a recurring basis. Fair value of the IRLCs is based on projected pull-through rates and anticipated margins based on changes in market interest rates. The Company considers these to be Level 3 valuations.  The fair value of mortgage forward sales commitments and TBAs is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date and is considered to be a Level 2 input.

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$41,698	$—	$41,698	$—
GSE - Mortgage-backed securities and CMO’s	50,463	—	50,463	—
Asset-backed securities	38,344	—	38,344	—
State and political subdivisions	65,510	—	65,510	—
Corporate bonds	4,133	—	4,133	—
Equity securities	411	411	—	—
Mortgage banking derivatives	1,589	—	114	1,475
Total assets at fair value on a recurring basis	$202,148	$411	$200,262	$1,475
Mortgage banking derivatives	$78	$—	$78	$—
Total liabilities at fair value on a recurring basis	$78	$—	$78	$—

	December 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$37,389	$—	$37,389	$—
GSE - Mortgage-backed securities and CMO’s	41,496	—	41,496	—
Asset-backed securities	39,281	—	39,281	—
State and political subdivisions	69,164	—	69,164	—
Corporate bonds	4,183	—	4,183	—
Equity securities	1,352	1,352	—	—
Mortgage banking derivatives	2,073	—	—	2,073
Total assets at fair value on a recurring basis	$194,938	$1,352	$191,513	$2,073
Mortgage banking derivatives	$388	$—	$388	$—
Total liabilities at fair value on a recurring basis	$388	$—	$388	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	June 30, 2021
	(dollars in thousands)
	Mortgage banking derivatives: Interest rate lock commitments	Total
Balance at December 31, 2020	$2,073	$2,073
Change in fair value:
Included in income from mortgage banking	(598)	(598)
Balance at June 30, 2021	$1,475	$1,475

The fair value of mortgage interest rate lock commitments at June 30, 2021 was calculated based on a notional amount of $43.2 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the three months ended June 30, 2021, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 85.56% determined by loan product, loan stage, and loan purpose. The fair value of mortgage interest rate lock commitments at December 31, 2020 was calculated based on a notional amount of $66.5 million. Significant unobservable inputs included estimated net margin to be earned from loan sales, anticipated remaining costs associated with origination of the loan of 0.83%, and a projected pull-through rate of 86.0% at December 31, 2020. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,756	$—	$—	$3,756
Total assets at fair value on a nonrecurring basis	$3,756	$—	$—	$3,756

	December 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,461	$—	$—	$3,461
Total assets at fair value on a nonrecurring basis	$3,461	$—	$—	$3,461

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2021
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

December 31, 2020
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At June 30, 2021, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2021 and December 31, 2020 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2021 and December 31, 2020:

June 30, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$127,070	$127,075	$125,825	$1,250	$—
Securities available for sale	200,148	200,148	—	200,148	—
Securities held to maturity	27,803	29,282	—	18,556	10,726
Equity securities	411	411	411	—	—
Loans held for investment, net	433,879	429,540	—	—	429,540
Loans held for sale	10,394	10,394	—	10,394	—
Restricted stock	921	921	921	—	—
Loan servicing rights	4,921	5,112	—	5,112	—
Mortgage banking derivatives	1,589	1,589	—	114	1,475
Accrued interest receivable	2,171	2,171	—	—	2,171

FINANCIAL LIABILITIES
Deposits	$759,293	$759,307	$—	$759,307	$—
Short-term borrowings	1,271	1,271	—	1,271	—
Long-term borrowings	9,992	9,616	—	—	9,616
Mortgage banking derivatives	78	78	—	78	—
Accrued interest payable	12	12	—	—	12

December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$88,868	$88,879	$87,623	$1,256	$—
Securities available for sale	191,513	191,513	—	191,513	—
Securities held to maturity	28,207	29,600	—	19,664	9,936
Equity securities	1,352	1,352	1,352	—	—
Loans held for investment, net	463,339	458,706	—	—	458,706
Loans held for sale	6,959	6,959	—	6,959	—
Restricted stock	1,166	1,166	1,166	—	—
Loan servicing rights	3,957	4,054	—	4,054	—
Mortgage banking derivatives	2,073	2,073	—	—	2,073
Accrued interest receivable	2,523	2,523	—	—	2,523

FINANCIAL LIABILITIES
Deposits	$743,196	$743,378	$—	$743,378	$—
Short-term borrowings	710	710	—	710	—
Long-term debt	10,992	10,909	—	—	10,909
Mortgage banking derivatives	388	388	—	388	—
Accrued interest payable	21	21	—	—	21

At June 30, 2021 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

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

Note 14 – Mortgage Banking Derivatives

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, otherwise known as Interest Rate Lock Commitments (IRLCs). IRLCs on mortgage loans that will be held for resale are considered to be derivatives and must be accounted for at fair value on the balance sheet. Accordingly, such commitments are recorded at fair value in the mortgage banking derivatives asset with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. Fair value is based on anticipated margins determined by market movement from the original lock date and projected pull-through rates on each loan by loan product, loan stage, and loan purpose.

During the term of the IRLC, the Company is exposed to the risk that the interest rate will change from the rate quoted to the borrower. In an effort to mitigate interest rate risk, the Company also enters into mortgage forward sales commitments on a mandatory basis for future delivery of residential mortgage loans after an interest rate lock is committed to the borrower. Mandatory commitments require that the loan must be delivered to the investor or a pair-off fee be paid. These forward commitments are recorded at fair value in the mortgage banking derivatives asset or liability, and changes in fair value are recorded to income from mortgage banking within the consolidated statement of income. The fair value of the forward commitments is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date.

The Company also enters into purchase and sale agreements of to-be-announced mortgage-backed securities trades (TBAs). A TBA trade is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from IRLCs. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value in the mortgage banking derivatives liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of June 30, 2021 and December 31, 2020.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at June 30, 2021
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$43,160	$1,475
Forward sales commitments	3,069	114
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	44,500	74
Forward sales commitments	500	4

Balance at December 31, 2020
Included in mortgage banking derivatives asset:
Interest rate lock commitments	66,452	2,073
Forward sales commitments	—	—
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	—	—
Forward sales commitments	47,260	388

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020.

During the six months ended June 30, 2021, the Company’s total assets increased $17.5 million, from $827.8 million to $845.3 million.

Cash and cash equivalents increased $38.2 million during the six months ended June 30, 2021. The increase is related to receipt of SBA PPP loan forgiveness and IRS Economic Impact Payments.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $8.2 million to $228.0 million for the six-month period ended June 30, 2021. At June 30, 2021, the Company had net unrealized gains on securities available for sale of $1.3 million, compared to net unrealized gains of $4.2 million as December 31, 2020. The significant decline is directly related to the increase of interest rates at June 30, 2021 compared to December 31, 2020, as the market signals recovery from the COVID-19 outbreak worldwide.

During the first quarter of 2021, the Company sold a portion of its equity security investment bringing the principal value down to $270,000 at June 30, 2021 from $901,000 at December 30, 2020. At June 30, 2021, unrealized gains on the investment totaled $141,000, resulting in a fair value of $411,000 for the security.

Loans held for investment decreased from $467.7 million to $438.0 million, a decrease of $29.7 million for the six-month period ended June 30, 2021. The Company experienced net declines in nearly all sectors with the largest decline (not including PPP loans) occurring in the commercial real estate segment related to large payoffs, one of which was a nonaccrual loan. During the first half of 2021, the Company funded 879 SBA PPP Round 2 loans for a total of $46.4 million. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA. The growth in PPP loans was offset by forgiveness of $67.7 million of SBA PPP loans originally funded during 2020 and forgiveness of $1.3 million of SBA PPP Round 2 loans. Loans held for sale increased 49.4%, or $3.4 million, as many of the loans produced near the June 30, 2021 quarter-end date were not sold on the secondary market until early July.

The allowance for loan losses was $4.2 million at June 30, 2021, which represented 0.95% of the total loans held for investment, compared to $4.4 million or 0.94% of the total loans held for investment at December 31, 2020. Additional discussion regarding the decrease in the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to loan servicing assets and other assets. Loan servicing assets increased $964,000 from December 31, 2020 to June 30, 2021 due to retention of servicing rights related to sustained sales of residential mortgage loans. Other assets decreased $1.3 million during the first six months of 2021, primarily due to the sale of an investment in a community development project, originally purchased in the first quarter of 2020.

Customer deposits, our primary funding source, experienced a $16.1 million increase during the six-month period ended June 30, 2021, increasing from $743.2 million to $759.3 million, a 2.17% increase. In addition to receipt of government stimulus deposits, a large portion of this increase is related to funding of SBA PPP Round 2 loans, some of the proceeds of which were deposited by our customers into their deposit accounts held at the Company’s subsidiary bank. Demand noninterest-bearing checking accounts increased $29.5 million and savings deposits increased $12.3 million during the six months ended June 30, 2021. Interest checking and money market accounts decreased by $12.6 million during the same period. Time deposits decreased by $13.1 million as customers transitioned to liquid accounts.

Total short-term borrowings increased $561,000 for the six-month period. At June 30, 2021, the Company had $10.0 million in long-term debt outstanding, which consisted solely of its fixed rate junior subordinated debt securities issued during the third quarter of 2019. The subordinated debt securities have a final maturity date of September 30, 2029, though may be redeemed by the Company on or after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. The Company has a $3.0 million line of credit of which $3.0 million was available to use at June 30, 2021.

Other changes in consolidated liabilities are primarily related to mortgage forward sales commitments. Mortgage forward sales commitments decreased $310,000 from $388,000 at December 31, 2020 to $78,000 at June 30, 2021, because of the rise in interest rates since year-end.  As rates rise, the value of the mandatory commitment deteriorates and the price required to exit out of the commitment decreases.

At June 30, 2021, total shareholders’ equity was $61.6 million, an increase of $2.3 million from December 31, 2020. Net income for the six-month period was $6.2 million. Unrealized gains on investment securities, net of tax, declined by $2.9 million as the yield curve continues to steepen. The Company repurchased 87,901 shares of common stock at a total cost of $687,000 during the first six months of 2021. The Company paid $280,000 in dividends attributable to noncontrolling interest during the first half of 2021. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended June 30, 2021 and 2020.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.6 million for both of the three-month periods ended June 30, 2021 and 2020. Net income available to common shareholders was $1.5 million, or $0.21 per common share, for the three months ended June 30, 2021 and 2020. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended June 30, 2021 was $6.0 million, compared to $5.3 million for the three months ended June 30, 2020, an increase of $660,000. During the second quarter of 2021, the average yield on our interest-earning assets decreased twenty-eight basis points to 3.23% from the same period in 2020, and the average rate we paid for our interest-bearing liabilities decreased twenty-one basis points to 0.23%. These changes resulted in a lower interest rate spread of 2.99% as of June 30, 2021, compared to 3.07% as of June 30, 2020. Our net interest margin was 3.07% and 3.20% for the comparable periods in 2021 and 2020, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended June 30, 2021 and 2020:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2021	2020	2021	2020	2021	2020
Interest-earning assets:
Taxable securities	$187,793	$108,672	$681	$569	1.45%	2.11%
Nontaxable securities (1)	38,959	26,274	231	195	3.00%	3.75%
Short-term investments	106,309	109,195	27	38	0.10%	0.14%
Equity Securities	404	—	10	—	9.93%	—
Taxable loans	448,845	422,246	5,281	4,961	4.72%	4.73%
Non-taxable loans (1)	7,713	10,010	54	70	3.53%	3.51%
Total interest-earning assets	790,023	676,397	6,284	5,833	3.23%	3.51%

Interest-bearing liabilities:
Interest-bearing deposits	514,616	459,397	175	372	0.14%	0.33%
Short-term borrowed funds	1,252	397	1	1	0.32%	1.01%
Long-term debt	10,082	11,410	132	144	5.25%	5.08%
Total interest bearing liabilities	525,950	471,204	308	517	0.23%	0.44%

Net interest spread	$264,073	$205,193	$5,976	$5,316	2.99%	3.07%

Net interest margin (1) (% of earning assets)					3.07%	3.20%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery for loan losses was $141,000 for the three months ended June 30, 2021, compared to a provision of $767,000 for the same period in 2020. There were net loan recoveries of $63,000 for the three months ended June 30, 2021 compared to net loan recoveries of $32,000 during the same period of 2020. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased by $254,000 for the three-month period ended June 30, 2021, as compared to the same period in 2020. The primary factor contributing to the decrease was a decline in income from mortgage loan sales as production began to level out after the surge in refinancing caused by the lower interest rate environment during the COVID-19 pandemic.

Income from other service fees and commissions increased $242,000 to $800,000 primarily due to increased fees for assets under management from our investment division. Net interchange and card transaction fees increased $157,000 to $339,000 during the three-month period ended June 30, 2021.

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

	Three Months Ended June 30,
	2021	2020
	(in thousands)

Income from debit card transactions	$536	$408
Income from credit card transactions	129	91
Gross interchange and transaction fee income	665	499
Network costs - debit card	180	172
Network costs - credit card	146	145
Total	$339	$182

Noninterest Expense

Noninterest expense for the three months ended June 30, 2021 increased by $1.3 million from the same period in 2020, to $8.3 million. Salaries and benefits, the largest component of noninterest expense, increased $203,000 to account for wage and benefit cost increases.

Total other noninterest expense increased $1.0 million for the three months ended June 30, 2021 compared to the same period in 2020. This change was due to market valuation adjustments that increased the expense associated with supplemental executive retirement plans by $926,000. The table below reflects the composition of other noninterest expense.

	Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Postage	$56	$47
Telephone and data lines	49	47
Office supplies and printing	26	29
Shareholder relations expense	39	30
Dues and subscriptions	97	107
Other	874	(167)
Total	$1,141	$93

Income Tax Expense

The Company had income tax expense of $435,000 for the three months ended June 30, 2021 at an effective tax rate of 21.3% compared to income tax expense of $429,000 with an effective tax rate of 21.1% in the comparable 2020 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended June 30, 2021, the effective tax rate increased slightly due to the reduction in tax-free securities as a part of the duration reduction of the investment portfolio.

Results of Operations for the Six Months Ended June 30, 2021 and 2020.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $6.2 million for the six months ended June 30, 2021, as compared to $1.9 million for the six months ended June 30, 2020, an increase of $4.3 million. Net income available to common shareholders was $5.9 million or $0.84 per common share, for the six months ended June 30, 2021, compared to $1.6 million or $0.23 per common share, for the six months ended June 30, 2020. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2021 was $12.8 million, compared to $10.2 million for the six months ended June 30, 2020, an increase of $2.6 million. During the first half of 2021, the average yield on our interest-earning assets decreased ten basis points to 3.51%, and the average rate we paid for our interest-bearing liabilities decreased thirty-five basis points to 0.25%. These changes resulted in a higher interest rate spread of 3.26% as of June 30, 2021, compared to 3.01% as of June 30, 2020. Our net interest margin was 3.34% and 3.18% for the comparable periods in 2021 and 2020, respectively.

The following table presents average balance sheet and a net interest income analysis for the six months ended June 30, 2021 and 2020:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2021	2020	2021	2020	2021	2020
Interest-earning assets:
Taxable securities	$190,764	$98,527	$1,507	$1,062	1.59%	2.17%
Nontaxable securities (1)	39,216	21,170	484	293	3.14%	3.50%
Short-term investments	82,479	130,037	43	590	0.11%	0.91%
Equity Securities	562	—	10	—	3.59%	—
Taxable loans	460,087	388,631	11,286	9,447	4.95%	4.89%
Non-taxable loans (1)	7,955	9,902	111	137	3.55%	3.50%
Total interest-earning assets	781,063	648,267	13,441	11,529	3.51%	3.61%

Interest-bearing liabilities:
Interest-bearing deposits	512,563	449,040	386	1,100	0.15%	0.49%
Short-term borrowed funds	1,435	449	2	2	0.28%	0.90%
Long-term debt	11,038	10,701	268	275	4.90%	5.17%
Total interest-bearing liabilities	525,036	460,190	656	1,377	0.25%	0.60%

Net interest spread	$256,027	$188,077	$12,785	$10,152	3.26%	3.01%

Net interest margin (1) (% of earning assets)					3.34%	3.18%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery for loan losses was $175,000 for the six months ended June 30, 2021, compared to a provision of $1.4 million for the same period in 2020. There were net loan charge-offs of $53,000 for the six months ended June 30, 2021, as compared with net loan recoveries of $46,000 during the same period of 2020. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $3.8 million for the six-month period ended June 30, 2021, as compared to the same period in 2020. The primary factor contributing to the overall increase was an increase of $2.4 million in income from mortgage loan sales. This increase is due to stronger margins and increased production from refinance and purchase transactions during the first six months of 2021.

In addition, the gain on sale of securities increased $933,000 to $991,000 at June 30, 2021 compared to $58,000 at June 30, 2020 as the Company worked to reduce the duration of the investment portfolio in an attempt to protect capital as long-term interest rates rise.

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

	Six Months Ended June 30,
	2021	2020
	(in thousands)

Income from debit card transactions	$1,028	$793
Income from credit card transactions	243	212
Gross interchange and transaction fee income	1,271	1,005
Network costs - debit card	431	344
Network costs - credit card	282	287
Total	$558	$374

Noninterest Expense

Noninterest expense for the six months ended June 30, 2021 increased by $2.7 million from the same period in 2020, to $16.4 million. Salaries and benefits, the largest component of noninterest expense, increased $1.2 million to account for wage and benefit cost increases as well as increased commissions for increased production in the mortgage division. As a result of production growth in the mortgage division, loan costs increased by $243,000 to $497,000 for the six months ended June 30, 2021. Marketing and donations increased $410,000 as the Company makes a conscious effort to support the communities we serve by giving back and supporting economic development and growth.

Total other noninterest expense increased $590,000 for the six months ended June 30, 2021 compared to the same period in 2020. This change was due to market valuation adjustments that increased the expense associated with supplemental executive retirement plans by $464,000. The table below reflects the composition of other noninterest expense.

	Six Months Ended June 30,
	2021	2020
	(in thousands)

Postage	$102	$92
Telephone and data lines	98	93
Office supplies and printing	52	51
Shareholder relations expense	72	64
Dues and subscriptions	206	171
Other	891	360
Total	$1,421	$831

Income Tax Expense

The Company had income tax expense of $1.7 million for the six months ended June 30, 2021 at an effective tax rate of 21.1% compared to income tax expense of $514,000 with an effective tax rate of 21.0% in the comparable 2020 period. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the six months ended June 30, 2021, the effective tax rate increased slightly due to the reduction in tax-free securities as a part of the duration reduction of the investment portfolio.

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

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first six months of 2021, the average effective credit score of the portfolio, excluding loans in default, decreased slightly from 772 to 764. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

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

At June 30, 2021, the level of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, was $7.1 million, compared to $8.2 million at December 31, 2020, a net decrease of $1.1 million. The decrease is related to one large relationship paying off in the first quarter of 2021. Total non-accrual loans, which are a component of impaired loans, decreased from $3.8 million at December 31, 2020 to $2.7 million at June 30, 2021. During the first six months of 2021, three additional loans totaling $503,000 were added to impaired loans; however, five loans totaling $1.3 million were paid off.  That was offset by net pay downs of $347,000.

The allowance, expressed as a percentage of gross loans held for investment, increased one basis point from 0.94% at December 31, 2020 to 0.95% at June 30, 2021. The collectively evaluated allowance as a percentage of collectively evaluated loans was 0.93% at December 31, 2020 and 0.92% at June 30, 2021. The decrease is attributable to the economic recovery occurring as the COVID-19 outbreak is contained and businesses increase operations. The individually evaluated allowance as a percentage of individually evaluated loans increased from 1.81% to 2.72% for the same periods, mainly due to two relationships deemed impaired during the first six months of 2021, which required additional reserves to cover probable losses.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.80% at December 31, 2020 to 0.61% at June 30, 2021, and was related to the large nonaccrual relationship that was paid off in the first quarter.

As of June 30, 2021, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned remained at $0 through June 30, 2021, as there were no loans foreclosed on during the first half of 2021.

Troubled debt restructured loans totaled $4.4 million at both June 30, 2021 and December 31, 2020 and are included in impaired loans. At June 30, 2021, there was one troubled debt restructured loan in non-accrual status, which had a balance of $46,000.

As discussed in Note 8 of our Notes to Consolidated Financial Statements, the CARES Act allows for loan modifications related to COVID-19 impacts to be excluded from TDR status. As of June 30, 2021, the Company had one current outstanding modified loan with a recorded investment of $11,000. Of the loans currently under accommodation, one had entered payment deferral a second time. Additionally, 207 previously modified loans with outstanding balances totaling $54.5 million have come out of deferment. Of the loans removed from deferment, 42 loans totaling $10.7 million have paid off, 162 loans totaling $43.6 million were out of accommodation and current at June 30, 2021 and three loans totaling $172,000 were removed due to noncompliance.

The following table shows the comparison of nonperforming assets at June 30, 2021 and December 31, 2020:

Nonperforming Assets

(dollars in thousands)

	June 30, 2021	December 31, 2020
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Non-accrual loans	2,681	3,758
Other real estate owned	—	—
Total nonperforming assets	$2,681	$3,758

Allowance for loans losses	$4,174	$4,402
Nonperforming loans to total loans	0.61%	0.80%
Allowance for loan losses to total loans	0.95%	0.94%
Nonperforming assets to total assets	0.32%	0.45%
Allowance for loan losses to nonperforming loans	155.69%	117.14%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $33.0 million at June 30, 2021, with available credit of $33.0 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $91.3 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $30.5 million and the issuance of commercial paper. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of June 30, 2021, we had $3.0 million that had not been extended and remained available for use on the line of credit. The Company has also previously secured long-term debt from other sources. Total outstanding debt from these sources included $10.0 million of junior subordinated debt at both June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2021, the Company had $10.0 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2021, with the exception of mortgage banking derivatives.  See Note 14 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2021. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2021.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
April 1, 2021 Through April 30, 2021	4,184	$7.00	4,184	$971
May 1, 2021 Through May 31, 2021	45,749	$7.64	9,000	$903
June 1, 2021 Through June 30, 2021	25,767	$8.74	—	$—
Total	75,700	$7.98	13,184	$—

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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 3, 2021	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 3, 2021	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer