Form 10-Q
period 2021-09-30
UWHARRIE CAPITAL CORP
filed 2021-11-02
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,945,231 shares of common stock outstanding as of October 28, 2021.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.
	September 30, 2021 (Unaudited)	December 31, 2020*
	(dollars in thousands)
ASSETS
Cash and due from banks	$4,015	$6,301
Interest-earning deposits with banks	112,059	82,567
Cash and cash equivalents	116,074	88,868
Securities available for sale, at fair value	291,049	191,513
Securities held to maturity, at amortized cost (fair value $29,687 and $29,600, respectively)	28,588	28,207
Equity security, at fair value	409	1,352
Loans held for sale	9,737	6,959
Loans:
Loans held for investment	432,335	467,741
Less allowance for loan losses	(3,670)	(4,402)
Net loans held for investment	428,665	463,339
Premises and equipment, net	16,149	16,982
Interest receivable	2,679	2,524
Restricted stock	921	1,166
Bank-owned life insurance	9,033	8,936
Prepaid assets	879	1,146
Loan servicing assets	5,125	3,957
Mortgage banking derivatives	1,196	2,073
Other assets	10,482	10,748
Total assets	$920,986	$827,770

LIABILITIES
Deposits:
Demand noninterest-bearing	$243,686	$205,788
Interest checking and money market accounts	404,484	381,502
Savings deposits	93,290	74,792
Time deposits, $250,000 and over	24,363	28,825
Other time deposits	47,501	52,289
Total deposits	813,324	743,196
Short-term borrowed funds	1,130	710
Long-term debt	29,511	10,992
Interest payable	69	21
Mortgage banking derivatives	—	388
Other liabilities	14,791	13,226
Total liabilities	858,825	768,533

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,949,634 and 7,052,143, at September 30, 2021 and December 31, 2020, respectively	8,687	8,815
Common stock dividend distributable	261	—
Additional paid-in capital	13,550	12,607
Undivided profits	29,558	23,000
Accumulated other comprehensive income (loss)	(550)	4,160
Total Uwharrie Capital Corp shareholders’ equity	51,506	48,582
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	62,161	59,237
Total liabilities and shareholders’ equity	$920,986	$827,770

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$6,242	$5,190	$17,639	$14,774
Investment securities
U.S. Treasury	32	8	32	74
U.S. Government agencies and corporations	406	427	1,258	1,153
State and political subdivisions, non-taxable	473	215	957	509
State and political subdivisions, taxable	138	276	793	545
Equity Securities	5	34	15	34
Interest-earning deposits with banks and federal funds sold	53	26	96	616
Total interest income	7,349	6,176	20,790	17,705

Interest Expense
Interest checking and money market accounts	105	140	292	618
Savings deposits	18	14	48	49
Time deposits, $250,000 and over	17	35	63	335
Other time deposits	36	123	159	410
Short-term borrowed funds	1	—	3	2
Long-term debt	190	142	458	417
Total interest expense	367	454	1,023	1,831
Net interest income	6,982	5,722	19,767	15,874
Provision for (recovery of) loan losses	(1,057)	1,066	(1,232)	2,465
Net interest income after provision for (recovery of) loan losses	8,039	4,656	20,999	13,409

Noninterest Income
Service charges on deposit accounts	253	241	735	763
Interchange and card transaction fees, net	261	266	819	640
Other service fees and commissions	842	588	2,272	1,911
Gain on sale of securities	—	19	991	77
Realized/unrealized gain (loss) on equity securities	(2)	101	(14)	434
Income from mortgage banking	2,323	3,961	9,498	8,727
Supplemental executive retirement plan gain (loss)	786	115	1,125	(11)
Other income (expense)	97	255	415	439
Total noninterest income	4,560	5,546	15,841	12,980

Noninterest Expense
Salaries and employee benefits	5,833	5,254	16,455	14,708
Net occupancy expense	433	430	1,319	1,261
Equipment expense	192	202	529	564
Data processing costs	170	171	500	491
Loan costs	192	155	689	409
Professional fees and services	239	313	707	716
Marketing and donations	215	294	1,036	705
Electronic banking expense	101	120	285	346
Software amortization and maintenance	335	352	1,058	916
FDIC insurance	69	108	177	216
Supplemental executive retirement plan gain (loss)	786	115	1,125	(11)
Other noninterest expense	618	488	1,700	1,424
Total noninterest expense	9,183	8,002	25,580	21,745
Income before income taxes	3,416	2,200	11,260	4,644
Income taxes	732	618	2,389	1,132
Net income	$2,684	$1,582	$8,871	$3,512

Consolidated net income	$2,684	$1,582	$8,871	$3,512
Less: net income attributable to noncontrolling interest	(142)	(142)	(422)	(424)
Net income attributable to Uwharrie Capital Corp and common shareholders	2,542	1,440	8,449	3,088
Net income per common share
Basic	$0.35	$0.20	$1.17	$0.42
Diluted	$0.35	$0.20	$1.17	$0.42
Weighted average shares outstanding
Basic	7,168,405	7,319,100	7,218,109	7,360,295
Diluted	7,168,405	7,319,100	7,218,109	7,360,295

See accompanying notes

=

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Net income	$2,684	$1,582	$8,871	$3,512

Unrealized gain (loss) on available for sale securities	(2,354)	333	(5,126)	4,080
Related tax effect	535	(78)	1,197	(938)
Reclassification of gain recognized in net income	—	(19)	(991)	(77)
Related tax effect	6	6	210	17

Total other comprehensive income (loss)	(1,813)	242	(4,710)	3,082

Comprehensive income	871	1,824	4,161	6,594

Less: Comprehensive income attributable to noncontrolling interest	(142)	(142)	(422)	(424)

Comprehensive income attributable to Uwharrie Capital Corp	$729	$1,682	$3,739	$6,170

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, June 30, 2020	6,970,141	$8,713	$—	$12,250	$17,874	$3,163	$10,655	$52,655
Net Income	—	—	—	—	1,440	—	142	1,582
2% stock dividend declaration	—	—	174	540	(714)	—	—	—
Repurchase and retirement of common stock	(8,911)	(11)	—	(34)	—	—	—	(45)
Other comprehensive income	—	—	—	—	—	242	—	242
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2020	6,961,230	$8,702	$174	$12,756	$18,600	$3,405	$10,655	$54,292

Balance, June 30, 2021	6,964,242	$8,705	$—	$12,030	$28,907	$1,263	$10,655	$61,560
Net Income	—	—	—	—	2,542	—	142	2,684
3% stock dividend declaration	—	—	261	1,630	(1,891)	—	—	—
Repurchase and retirement of common stock	(14,608)	(18)	—	(110)	—	—	—	(128)
Other comprehensive loss	—	—	—	—	—	(1,813)	—	(1,813)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2021	6,949,634	$8,687	$261	$13,550	$29,558	$(550)	$10,655	$62,161

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2019	7,095,920	$8,870	$—	$12,784	$16,226	$323	$10,655	$48,858
Net Income	—	—	—	—	3,088	—	424	3,512
2% stock dividend declaration	—	—	174	540	(714)	—	—	—
Repurchase and retirement of common stock	(134,690)	(168)	—	(568)	—	—	—	(736)
Other comprehensive income	—	—	—	—	—	3,082	—	3,082
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(313)	(313)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2020	6,961,230	$8,702	$174	$12,756	$18,600	$3,405	$10,655	$54,292

Balance, December 31, 2020	7,052,143	$8,815	$—	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	—	8,449	—	422	8,871
3% stock dividend declaration	—	—	261	1,630	(1,891)	—	—	—
Repurchase and retirement of common stock	(102,509)	(128)	—	(687)	—	—	—	(815)
Other comprehensive loss	—	—	—	—	—	(4,710)	—	(4,710)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2021	6,949,634	$8,687	$261	$13,550	$29,558	$(550)	$10,655	$62,161

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,871	$3,512
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	845	857
Right of use asset amortization	252	246
Provision for (recovery of) loan losses	(1,232)	2,465
Gain on sale of securities available for sale	(991)	(77)
Gain on sale of mortgage loans	7,345	6,032
(Gain) loss on sale of premises and equipment	(41)	16
Gain on sale of OREO	—	(53)
OREO write-downs	—	21
Realized/unrealized (gain) loss on equity securities	14	(434)
Net amortization of premium on investment securities available for sale	963	387
Net amortization of premium on investment securities held to maturity	116	108
Amortization of loan servicing rights	1,153	2,222
Originations and purchases of mortgage loans for sale	(273,575)	(232,471)
Proceeds from sales of mortgage loans for sale	263,452	219,360
Mortgage banking derivatives	489	(252)
Loan servicing assets	(2,322)	(2,248)
Accrued interest receivable	(156)	(781)
Prepaid assets	267	(286)
Cash surrender value of life insurance	(97)	(105)
Miscellaneous other assets	881	(463)
Accrued interest payable	48	(28)
Miscellaneous other liabilities	1,565	887
Net cash provided (used) by operating activities	7,847	(1,085)
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	49,280	13,155
Proceeds from sale of equity securities	929	—
Proceeds from maturities, calls and paydowns of securities available for sale	15,363	7,593
Proceeds from maturities, calls and paydowns of securities held to maturity	2,253	5,656
Purchase of investment securities available for sale	(170,268)	(107,113)
Purchase of investment securities held to maturity	(2,750)	(18,580)
Purchase of equity securities	—	(901)
Purchase of investments in other assets	(326)	(1,100)
Proceeds from sales of investments in other assets	1,120	—
Net change in restricted stock	245	(22)
Net (increase) decrease in loans	35,906	(109,728)
Purchase of premises and equipment	(559)	(449)
Proceeds from sale of premises and equipment	336	—
Proceeds from sale of OREO	—	167
Net cash used by investing activities	(68,471)	(211,322)
Cash flows from financing activities
Net increase in deposit accounts	70,128	127,809
Net increase in federal funds purchased and other short-term borrowings	420	9
Proceeds from long-term borrowings	20,000	1,000
Debt issuance costs	(481)	—
Repayment of long-term borrowings	(1,000)	—
Repurchase of common stock, net	(815)	(736)
Dividends paid on preferred stock (noncontrolling interest)	(422)	(424)
Net cash provided by financing activities	87,830	127,658
Increase (decrease) in cash and cash equivalents	27,206	(84,749)
Cash and cash equivalents, beginning of period	88,868	155,198
Cash and cash equivalents, end of period	$116,074	$70,449
Supplemental disclosures of cash flow information
Interest paid	$975	$1,749
Income taxes paid	1,727	1,327
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(4,710)	$3,082
Company financed OREO	—	90

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management continues to evaluate the impact of COVID-19, the disease caused by the novel Coronavirus, beyond the current impacts as of September 30, 2021, which are discussed throughout the accompanying notes of this report. Management is not aware of additional economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)

Beginning balance	$1,263	$3,163	$4,160	$323

Other comprehensive income (loss) before reclassifications, net of $536, ($78), $1,197 and ($938) tax effect, respectively	(1,819)	255	(3,929)	3,142

Amounts reclassified from accumulated other comprehensive income, net of $6, $6, $210 and $17 tax effect, respectively	6	(13)	(781)	(60)

Net current-period other comprehensive income (loss)	(1,813)	242	(4,710)	3,082

Ending balance	$(550)	$3,405	$(550)	$3,405

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

Note 4 – Per Share Data

On October 19, 2021, the Company’s Board of Directors declared a 3% stock dividend payable on November 23, 2021 to shareholders of record on November 9, 2021. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. The number of shares and earnings per share for the 2020 periods have also been adjusted for the 2% stock dividend declared on October 20, 2020.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2021 or December 31, 2020.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,168,405 for the three-month period ended September 30, 2021 compared to 7,319,100 for the three-month period ended September 30, 2020. For the nine-month period ended September 30, 2021, the weighted average common shares outstanding was 7,218,109 compared to 7,360,295 for the nine-month period ended September 30, 2020.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$16,671	$—	$248	$16,423
U.S. Government agencies	39,776	228	437	39,567
GSE - Mortgage-backed securities and CMO’s	101,639	328	982	100,985
Asset-backed securities	36,349	1,214	1	37,562
State and political subdivisions	87,407	781	1,757	86,431
Corporate bonds	9,921	191	31	10,081
Total securities available for sale	$291,763	$2,742	$3,456	$291,049

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$175	$4	$—	$179
State and political subdivisions	15,663	935	—	16,598
Corporate bonds	12,750	198	38	12,910
Total securities held to maturity	$28,588	$1,137	$38	$29,687

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$36,804	$611	$26	$37,389
GSE - Mortgage-backed securities and CMO’s	39,720	1,844	68	41,496
Asset-backed securities	38,536	748	3	39,281
State and political subdivisions	67,148	2,107	91	69,164
Corporate bonds	3,902	281	—	4,183
Total securities available for sale	$186,110	$5,591	$188	$191,513

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$459	$11	$—	$470
State and political subdivisions	17,748	1,382	—	19,130
Corporate bonds	10,000	—	—	10,000
Total securities held to maturity	$28,207	$1,393	$—	$29,600

At September 30, 2021 and December 31, 2020, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods, and Federal Home Loan Bank (FHLB) stock reported at a cost of $411,000 and $657,000 at September 30, 2021 and December 31, 2020, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2021.

Results from sales of securities available for sale for the three- and nine-month periods ended September 30, 2021 and September 30, 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Gross proceeds from sales	$—	$5,569	$49,280	$13,155

Realized gains from sales	$—	$22	$1,505	$80
Realized losses from sales	—	3	514	3
Net realized gains	$—	$19	$991	$77

At September 30, 2021 and December 31, 2020, securities available for sale with a carrying amount of $113.3 million and $82.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At September 30, 2021, the unrealized losses on available for sale securities less than twelve months related to three U.S. Treasury bonds, fourteen government agency bonds, nineteen government-sponsored enterprise (“GSE”) mortgage-backed securities, one asset-backed security, forty-three state and political subdivision bonds and three corporate bonds. There were six corporate held to maturity bonds that had been in a loss position less than twelve months at September 30, 2021. At December 31, 2020, the unrealized losses on available for sale securities less than twelve months related to four government agency bonds, three GSE mortgage-backed securities, two asset-backed securities and ten state and political subdivision bonds. At September 30, 2021, the Company had two government agency bonds, one GSE mortgage-backed security and one state and political subdivision bond that had been in a loss position for twelve months or more.

	Less than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$16,423	$248	$—	$—	$16,423	$248
U.S. Government agencies	21,089	408	2,490	29	23,579	437
GSE-Mortgage-backed securities and CMO’s	65,906	903	4,751	79	70,657	982
Asset-backed securities	697	1	—	—	697	1
State and political subdivisions	67,997	1,747	955	10	68,952	1,757
Corporate bonds	5,969	31	—	—	5,969	31
Total securities available for sale	$178,081	$3,338	$8,196	$118	$186,277	$3,456

	Less than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
Corporate bonds	3,962	38	—	—	3,962	38
Total securities held to maturity	$3,962	$38	$—	$—	$3,962	$38

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$5,061	$26	$—	$—	$5,061	$26
GSE-Mortgage-backed securities and CMO’s	10,263	68	—	—	10,263	68
Asset-backed securities	2,686	3	—	—	2,686	3
State and political subdivisions	11,286	91	—	—	11,286	91
Total securities available for sale	$29,296	$188	$—	$—	$29,296	$188

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At September 30, 2021, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of September 30, 2021:

	September 30, 2021
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due after five but within ten years	16,671	16,423	1.12%
	16,671	16,423	1.12%
U.S. Government agencies
Due within twelve months	4,003	4,071	1.80%
Due after one but within five years	2,800	2,871	1.93%
Due after five but within ten years	20,879	20,554	0.81%
Due after ten years	12,094	12,071	0.74%
	39,776	39,567	0.97%
Mortgage-backed securities
Due after one but within five years	5,714	5,766	3.34%
Due after five but within ten years	34,863	34,549	1.07%
Due after ten years	61,062	60,670	1.02%
	101,639	100,985	1.17%
Asset-backed securities
Due after ten years	36,349	37,562	1.20%
	36,349	37,562	1.20%
State and political subdivisions
Due within twelve months	810	810	2.45%
Due after one but within five years	1,862	1,912	2.73%
Due after five but within ten years	1,486	1,476	1.84%
Due after ten years	83,249	82,233	1.81%
	87,407	86,431	1.84%
Corporate bonds
Due within twelve months	1,998	2,028	2.98%
Due after one but within five years	5,923	6,065	1.68%
Due after five but within ten years	2,000	1,988	2.00%
	9,921	10,081	2.00%
Total securities available for sale
Due within twelve months	6,811	6,909	2.22%
Due after one but within five years	16,299	16,614	2.42%
Due after five but within ten years	75,899	74,990	1.05%
Due after ten years	192,754	192,536	1.38%
	$291,763	$291,049	1.37%

	September 30, 2021
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

U. S. Government agencies
Due after one but within five years	$175	$179	2.75%
	175	179	2.75%
State and political subdivisions
Due within twelve months	306	308	1.70%
Due after one but within five years	1,962	2,025	2.23%
Due after ten years	13,395	14,265	2.85%
	15,663	16,598	2.75%
Corporate Bonds
Due after five but within ten years	12,750	12,910	4.73%
	12,750	12,910	1.73%
Total securities held for maturity
Due within twelve months	306	308	1.70%
Due after one but within five years	2,137	2,204	2.28%
Due after five but within ten years	12,750	12,910	4.73%
Due after ten years	13,395	14,265	2.85%
	$28,588	$29,687	3.63%

The portion of unrealized gains and losses for the three and nine months ended September 30, 2021 and 2020 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$929	$—

Net gains (losses) recognized during the period on equity securities	$(2)	$101	$(14)	$434
Less: Net gains (losses) recognized from equity securities sold during the period	—	—	(18)	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(2)	$101	$4	$434

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Commercial
Commercial	$70,042	$64,334
SBA Paycheck Protection Program (PPP)	27,347	76,398
Real estate - commercial	149,586	147,229
Other real estate construction loans	31,963	32,920
Other loans	5,394	3,098
Noncommercial
Real estate 1-4 family construction	5,700	7,709
Real estate - residential	81,584	75,000
Home equity	52,440	51,615
Consumer loans	9,095	11,073
	433,151	469,376
Less:
Allowance for loan losses	(3,670)	(4,402)
Deferred loan fees net	(816)	(1,635)

Loans held for investment, net	$428,665	$463,339

The Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), was created as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, the Company had funded 1,202 PPP loans representing $81.0 million. Of the loans funded, 1,123 loans totaling $79.2 million had been paid off or forgiven by the SBA as of September 30, 2021. Remaining deferred loan fees of $39,000 and remaining deferred loan costs of $17,000 were attributable to the first round of PPP loans at September 30, 2021. The Consolidated Appropriations Act, 2021, or CAA, established another round of PPP loan funding for certain eligible borrowers, and the Company had funded 879 PPP loans totaling $46.4 million under this additional round as of September 30, 2021. Of the loans funded during the second round of PPP funding, 421 loans totaling $20.9 million had been paid off or forgiven by the SBA as of September 30, 2021. Remaining deferred loan fees of $1.4 million and remaining deferred loan costs of $161,000 were attributable to the second round of PPP loans at September 30, 2021. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Note 7 – Allowance for Loan Losses

The following tables show the change in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2021 and 2020, respectively:

Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)

Balance, beginning of period	$2,521	$2,111	$2,753	$1,087
Provision for (recovery of) loan losses	(831)	650	(965)	1,652
Charge-offs	—	—	(118)	(38)
Recoveries	538	5	558	65
Net recoveries	538	5	440	27
Balance at end of period	$2,228	$2,766	$2,228	$2,766

Non-Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)

Balance, beginning of period	$1,653	$1,315	$1,649	$894
Provision for (recovery of) loan losses	(226)	416	(267)	813
Charge-offs	(13)	(17)	(41)	(41)
Recoveries	28	14	101	62
Net (charge-offs) recoveries	15	(3)	60	21
Balance at end of period	$1,442	$1,728	$1,442	$1,728

Total	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)

Balance, beginning of period	$4,174	$3,426	$4,402	$1,981
Provision for (recovery of) loan losses	(1,057)	1,066	(1,232)	2,465
Charge-offs	(13)	(17)	(159)	(79)
Recoveries	566	19	659	127
Net recoveries	553	2	500	48
Balance at end of period	$3,670	$4,494	$3,670	$4,494

The following tables show period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2021 and December 31, 2020:

September 30, 2021
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$91	$4,426	$2,137	$278,715	$2,228	$283,141
Non-Commercial	117	2,872	1,325	146,322	1,442	149,194

Total	$208	$7,298	$3,462	$425,037	$3,670	$432,335

December 31, 2020
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$53	$5,237	$2,700	$317,094	$2,753	$322,331
Non-Commercial	94	2,917	1,555	142,493	1,649	145,410

Total	$147	$8,154	$4,255	$459,587	$4,402	$467,741

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

September 30, 2021
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$310	$310	$69,732	$70,042	$—
SBA Paycheck Protection Program (PPP)	—	—	—	26,042	26,042	—
Real estate - commercial	—	2,125	2,125	147,575	149,700	—
Other real estate construction	—	—	—	31,963	31,963	—
Real estate 1-4 family construction	—	—	—	5,700	5,700	—
Real estate - residential	—	555	555	81,404	81,959	—
Home equity	74	233	307	52,133	52,440	—
Consumer loans	28	—	28	9,067	9,095	—
Other loans	—	—	—	5,394	5,394	—

Total	$102	$3,223	$3,325	$429,010	$432,335	$—

December 31, 2020
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$—	$—	$64,334	$64,334	$—
SBA Paycheck Protection Program (PPP)	—	—	—	74,750	74,750	—
Real estate - commercial	—	2,076	2,076	145,153	147,229	—
Other real estate construction	52	1,039	1,091	31,829	32,920	—
Real estate 1-4 family construction	—	—	—	7,709	7,709	—
Real estate - residential	299	595	894	74,119	75,013	—
Home equity	—	48	48	51,567	51,615	—
Consumer loan	46	—	46	11,027	11,073	—
Other loans	—	—	—	3,098	3,098	—

Total	$397	$3,758	$4,155	$463,586	$467,741	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure at September 30, 2021. At December 31, 2020, the Company had $0 in foreclosed residential real estate and $51,000 of residential real estate in process of foreclosure.

The composition of non-accrual loans by class as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(dollars in thousands)

Commercial	$310	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	2,125	2,076
Other real estate construction	—	1,039
Real estate 1 – 4 family construction	—	—
Real estate – residential	555	595
Home equity	233	48
Consumer loans	—	—
Other loans	—	—
	$3,223	$3,758

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2021 and December 31, 2020:

September 30, 2021
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$67,547	$2,185	$310	$—	$70,042
SBA Paycheck Protection Program (PPP)	26,042	—	—	—	26,042
Real estate - commercial	142,353	4,431	2,916	—	149,700
Other real estate construction	31,653	56	254	—	31,963
Real estate 1 - 4 family construction	5,700	—	—	—	5,700
Real estate - residential	78,696	2,306	957	—	81,959
Home equity	51,765	442	233	—	52,440
Consumer loans	9,081	14	—	—	9,095
Other loans	5,394	—	—	—	5,394

Total	$418,231	$9,434	$4,670	$—	$432,335

December 31, 2020
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$61,828	$2,321	$185	$—	$64,334
SBA Paycheck Protection Program (PPP)	74,750	—	—	—	74,750
Real estate - commercial	143,222	1,113	2,894	—	147,229
Other real estate construction	31,263	344	1,313	—	32,920
Real estate 1 - 4 family construction	7,709	—	—	—	7,709
Real estate - residential	72,085	2,145	783	—	75,013
Home equity	50,661	661	293	—	51,615
Consumer loans	11,001	19	53	—	11,073
Other loans	3,098	—	—	—	3,098

Total	$455,617	$6,603	$5,521	$—	$467,741

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2021 and December 31, 2020 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2021 and December 31, 2020:

September 30, 2021
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$69,732	$310	$70,042
SBA Paycheck Protection Program (PPP)	26,042	—	26,042
Real estate - commercial	147,575	2,125	149,700
Other real estate construction	31,963	—	31,963
Real estate 1 – 4 family construction	5,700	—	5,700
Real estate – residential	81,404	555	81,959
Home equity	52,207	233	52,440
Consumer loans	9,095	—	9,095
Other loans	5,394	—	5,394

Total	$429,112	$3,223	$432,335

December 31, 2020
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$64,334	$—	$64,334
SBA Paycheck Protection Program (PPP)	74,750	—	74,750
Real estate - commercial	145,153	2,076	147,229
Other real estate construction	31,881	1,039	32,920
Real estate 1 – 4 family construction	7,709	—	7,709
Real estate – residential	74,418	595	75,013
Home equity	51,567	48	51,615
Consumer loans	11,073	—	11,073
Other loans	3,098	—	3,098

Total	$463,983	$3,758	$467,741

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2021 and December 31, 2020.

September 30, 2021
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$961	$1	$960	$22
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,465	1,689	1,776	69
Other real estate construction	—	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,639	1,203	1,436	116
Home equity	233	202	31	1
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$7,298	$3,095	$4,203	$208

December 31, 2020
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$651	$—	$651	$20
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,547	2,076	1,471	33
Other real estate construction	1,039	1,039	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,856	1,416	1,440	84
Home equity	48	15	33	10
Consumer loans	13	—	13	—
Other loans	—	—	—	—
Total	$8,154	$4,546	$3,608	$147

The table below shows interest income received on impaired loans by class for the three and nine months ended September 30, 2021 and 2020.

	Three Months ended September 30, 2021		Three Months ended September 30, 2020
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$806	$30	$693	$6
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,415	26	3,576	41
Other real estate construction	—	—	1,112	1
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,718	27	3,122	39
Home equity	234	—	64	—
Consumer loans	4	—	17	—
Other loans	—	—	—	—

Total	$7,177	$83	$8,584	$87

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$728	$42	$368	$23
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	3,500	81	3,590	83
Other real estate construction	260	—	848	2
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,755	99	3,154	108
Home equity	188	1	72	1
Consumer loans	8	—	19	1
Other loans	—	—	—	—

Total	$7,439	$223	$8,051	$218

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

At September 30, 2021, the Company had $4.1 million in TDRs outstanding, of which one with a balance totaling $46,000 was on a non-accruing basis. Comparatively, the Company had $4.4 million of outstanding TDRs, of which one with a balance of $46,000 was on a non-accruing basis, at December 31, 2020.

For the three and nine months ended September 30, 2021 and 2020, the following table presents a breakdown of the types of concessions made by loan class:

For the three months ended September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	2	1,223	1,223
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	2	252	252
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	4	$1,475	$1,475

For the three months ended September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	1	23	23
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	1	$23	$23

	For the nine months ended September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	1	$648	$648
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	2	1,223	1,223
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	468	468
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$2,339	$2,339

	For the nine months ended September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	2	$690	$690
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	1	829	829
Other real estate construction	—	—	—
Real estate 1 – 4 family construction	—	—	—
Real estate – residential	3	351	351
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—

Total	6	$1,870	$1,870

During the twelve months ended September 30, 2021, there were no TDRs for which there was a payment default. During the twelve months ended September 30, 2020, there was one TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $149,000 in the allowance for loan losses as of September 30, 2021, as a direct result of these TDRs. At September 30, 2020, there was $119,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loans modified as TDRs within the previous twelve months as of September 30, 2021 and 2020:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2021

Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	10	1,253	7	2,462	—	—	—	—

Total	10	$1,253	7	$2,462	—	$—	—	$—

September 30, 2020

Below market interest rate	—	$—	1	$219	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	1	91	8	1,864	—	—	—	—

Total	1	$91	9	$2,083	—	$—	—	$—

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

The Company initially provided up to a three-month deferral period or conversion to interest-only repayment for up to three months. Additional extensions have been considered. Loans are reviewed on a case-by-case basis, and the Company will generally work with borrowers that express an interest in the assistance program. As of September 30, 2021, the Company had no current outstanding modified loans. Additionally, 208 previously modified loans with outstanding balances totaling $53.6 million have come out of deferment. Of the loans removed from deferment, 49 with balances totaling $11.1 million were paid off, 156 loans totaling $42.3 million were out of accommodation and current at September 30, 2021 and three loans totaling $170,000 were removed due to noncompliance.

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

Our leases relate to three office locations, two of which are branch locations, with remaining terms of five to eight years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2021, operating lease ROU assets were $2.2 million and the lease liability was $2.3 million, compared to ROU assets of $1.7 million and a lease liability of $1.8 million at September 30, 2020. Lease costs associated with all leases was $99,000 and $296,000 for the three months and nine months ended September 30, 2021, respectively.

The table below summarizes other information related to our operating leases:

	Nine Months Ended September 30,
	2021	2020
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$292	$285
Right-of-use assets obtained in exchange for new operating lease liabilities	2,186	1,699
Weighted-average remaining lease term - operating leases, in years	6.1	7.2
Weighted-average discount rate - operating leases	2.46%	2.95%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2021
(in thousands)

2021	$98
2022	400
2023	408
2024	417
2025	427
2026 and thereafter	753
Total lease payments	2,503
Less: Interest	(192)
Present value of lease liabilities	2,311

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

At September 30, 2021 and December 31, 2020, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	September 30, 2021	December 31, 2020
	(dollars in thousands)

Commitments to extend credit	$153,057	$127,986
Credit card commitments	13,955	12,821
Standby letters of credit	8,151	8,277
Total commitments	$175,163	$149,084

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$16,423	$16,423	$—	$—
U.S. Government agencies	39,567	—	39,567	—
GSE - Mortgage-backed securities and CMO’s	100,985	—	100,985	—
Asset-backed securities	37,562	—	37,562	—
State and political subdivisions	86,431	—	86,431	—
Corporate bonds	10,081	—	10,081	—
Equity securities	409	409	—	—
Mortgage banking derivatives	1,196	—	160	1,036
Total assets at fair value on a recurring basis	$292,654	$16,832	$274,786	$1,036

	December 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Government agencies	$37,389	$—	$37,389	$—
GSE - Mortgage-backed securities and CMO’s	41,496	—	41,496	—
Asset-backed securities	39,281	—	39,281	—
State and political subdivisions	69,164	—	69,164	—
Corporate bonds	4,183	—	4,183	—
Equity securities	1,352	1,352	—	—
Mortgage banking derivatives	2,073	—	—	2,073
Total assets at fair value on a recurring basis	$194,938	$1,352	$191,513	$2,073
Mortgage banking derivatives	$388	$—	$388	$—
Total liabilities at fair value on a recurring basis	$388	$—	$388	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	September 30, 2021
	(dollars in thousands)
	Mortgage banking derivatives: Interest rate lock commitments	Total
Balance at December 31, 2020	$2,073	$2,073
Change in fair value:
Included in income from mortgage banking	(1,037)	(1,037)
Balance at September 30, 2021	$1,036	$1,036

The fair value of mortgage interest rate lock commitments at September 30, 2021 was calculated based on a notional amount of $32.6 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the nine months ended September 30, 2021, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 85.95% determined by loan product, loan stage, and loan purpose. The fair value of mortgage interest rate lock commitments at December 31, 2020 was calculated based on a notional amount of $66.5 million. Significant unobservable inputs included estimated net margin to be earned from loan sales, anticipated remaining costs associated with origination of the loan of 0.83%, and a projected pull-through rate of 86.0% at December 31, 2020. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,995	$—	$—	$3,995
Total assets at fair value on a nonrecurring basis	$3,995	$—	$—	$3,995

	December 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,461	$—	$—	$3,461
Total assets at fair value on a nonrecurring basis	$3,461	$—	$—	$3,461

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2021
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

December 31, 2020
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At September 30, 2021, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2021 and December 31, 2020 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2021 and December 31, 2020:

September 30, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$116,074	$116,063	$112,588	$3,475	$—
Securities available for sale	291,049	291,049	16,423	274,626	—
Securities held to maturity	28,588	29,687	—	16,777	12,910
Equity securities	409	409	409	—	—
Loans held for investment, net	428,665	424,378	—	—	424,378
Loans held for sale	9,737	9,737	—	9,737	—
Restricted stock	921	921	921	—	—
Loan servicing rights	5,125	5,411	—	5,411	—
Mortgage banking derivatives	1,196	1,196	—	160	1,036
Accrued interest receivable	2,679	2,679	—	—	2,679

FINANCIAL LIABILITIES
Deposits	$813,324	$813,310	$—	$813,310	$—
Short-term borrowings	1,130	1,130	—	1,130	—
Long-term borrowings	29,511	29,271	—	—	29,271
Mortgage banking derivatives	—	—	—	—	—
Accrued interest payable	69	69	—	—	69

December 31, 2020
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$88,868	$88,879	$87,623	$1,256	$—
Securities available for sale	191,513	191,513	—	191,513	—
Securities held to maturity	28,207	29,600	—	19,664	9,936
Equity securities	1,352	1,352	1,352	—	—
Loans held for investment, net	463,339	458,706	—	—	458,706
Loans held for sale	6,959	6,959	—	6,959	—
Restricted stock	1,166	1,166	1,166	—	—
Loan servicing rights	3,957	4,054	—	4,054	—
Mortgage banking derivatives	2,073	2,073	—	—	2,073
Accrued interest receivable	2,523	2,523	—	—	2,523

FINANCIAL LIABILITIES
Deposits	$743,196	$743,378	$—	$743,378	$—
Short-term borrowings	710	710	—	710	—
Long-term debt	10,992	10,909	—	—	10,909
Mortgage banking derivatives	388	388	—	388	—
Accrued interest payable	21	21	—	—	21

At September 30, 2021 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

Note 13 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. During 2019, the effective date was extended to fiscal years beginning on or after December 15, 2022 for public entities that qualify as smaller reporting companies, per the Securities and Exchange Commission definition, which currently includes the Company. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have entered into a contract to outsource our current model with a CECL-ready vendor. We are currently working on setting, and supporting, the model assumptions for the various methods of determining credit losses within the CECL methodology supported by the software. The impact of the adoption is dependent on loan portfolio composition and credit quality at adoption date, as well as economic conditions and forecasts at that time.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of September 30, 2021 and December 31, 2020.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at September 30, 2021
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$32,564	$1,036
Forward sales commitments	246	7
To-be-announced mortgage-backed securities trades	35,500	153
Included in mortgage banking derivatives liability:
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—

Balance at December 31, 2020
Included in mortgage banking derivatives asset:
Interest rate lock commitments	66,452	2,073
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Forward sales commitments	47,260	388
To-be-announced mortgage-backed securities trades	—	—

Note 15 – Long-Term Debt

The Company has a line of credit with the Federal Home Loan Bank secured by qualifying first lien and second mortgage loans and commercial real estate loans with available credit of $96.2 million at September 30, 2021. There were no long-term advances under this line at September 30, 2021. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. during 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of September 30, 2021, there was no outstanding balance on the line of credit. This loan carries certain debt covenants, and as of September 30, 2021, the Company was in compliance with all of these covenants.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which the entire $10.0 million was outstanding at both September 30, 2021 and December 31, 2020. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company on or after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the final maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to an early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to an early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the final maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

Debt is reported net of unamortized debt issuance costs of $481,000 at September 30, 2021.  There were no unamortized debt issuance costs at December 31, 2020.

As of September 30, 2021, the scheduled maturities of these long-term borrowings are as follows:

Year ending December 31,
(dollars in thousands)
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	29,992
29,992
Less: unamortized debt issuance costs	(481)
Total	$29,511

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020.

During the nine months ended September 30, 2021, the Company’s total assets increased $93.2 million, from $827.8 million to $921.0 million.

Cash and cash equivalents increased $27.2 million during the nine months ended September 30, 2021. The increase is related to receipt of SBA PPP loan forgiveness and IRS Economic Impact Payments.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities increased $99.9 million to $319.6 million for the nine-month period ended September 30, 2021. At September 30, 2021, the Company had net unrealized losses on securities available for sale of $714,000, compared to net unrealized gains of $5.4 million at December 31, 2020. The significant decline in fair value is directly related to the increase in market interest rates at September 30, 2021 compared to December 31, 2020, as the market signals recovery from the COVID-19 outbreak worldwide.

During the first quarter of 2021, the Company sold a portion of an equity security investment bringing the principal value down to $270,000 at September 30, 2021 from $901,000 at December 30, 2020. At September 30, 2021, the unrealized gain on the investment totaled $139,000, resulting in a fair value of $409,000 for the security.

Loans held for investment decreased from $467.7 million to $432.3 million, a decrease of $35.4 million for the nine-month period ended September 30, 2021. The Company experienced a net decline in the commercial other real estate construction, real estate 1-4 family construction and consumer loans sectors. During the first nine months of 2021, the Company funded 879 SBA PPP Round 2 loans for a total of $46.4 million. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA. These new PPP loans, however, were offset by the forgiveness of $79.2 million of SBA PPP loans originally funded during 2020 and forgiveness of $20.9 million of SBA PPP Round 2 loans. Loans held for sale increased 39.9%, or $2.8 million, as many of the loans produced near the September 30, 2021 quarter-end date were not sold on the secondary market until early October.

The allowance for loan losses was $3.7 million at September 30, 2021, which represented 0.85% of the total loans held for investment, compared to $4.4 million or 0.94% of the total loans held for investment at December 31, 2020. Additional discussion regarding the decrease in the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to loan servicing assets, which increased $1.2 million from December 31, 2020 to September 30, 2021 due to retention of servicing rights related to sustained sales of residential mortgage loans. A reduction in loan servicing asset amortization resulting from the decline in refinance activity also contributed to this increase. Other assets decreased $266,000 during the first nine months of 2021, primarily due to the sale of an investment in a community development project, originally purchased in the first quarter of 2020.

Customer deposits, our primary funding source, experienced a $70.1 million increase during the nine-month period ended September 30, 2021, increasing from $743.2 million to $813.3 million, a 9.44% increase. In addition to receipt of government stimulus deposits and SBA PPP loan forgiveness, a large portion of this increase is related to the funding of SBA PPP Round 2 loans, some of the proceeds of which were deposited by our customers into their deposit accounts held at the Company’s subsidiary bank. Demand noninterest-bearing checking accounts increased $37.9 million, interest checking and money market accounts increased $23.0 million and savings deposits increased $18.5 million during the nine months ended September 30, 2021. Time deposits decreased by $4.5 million during the same period as customers transitioned to liquid accounts.

Total short-term borrowings increased $420,000 for the nine-month period. At September 30, 2021, the Company had $29.5 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to an early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to an early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at September 30, 2021.

Other changes in consolidated liabilities are primarily related to increases in accruals for bonuses, donations and income taxes totaling $2.2 million. These increases are offset by a decline in the mortgage forward sales commitments liability. Mortgage forward sales commitments decreased $388,000 from $388,000 at December 31, 2020 to $0 at September 30, 2021, because of the rise in interest rates since year-end.  As rates rise, the value of the mandatory commitment deteriorates, and the price required to exit out of the commitment decreases.

At September 30, 2021, total shareholders’ equity was $62.2 million, an increase of $2.9 million from December 31, 2020. Net income for the nine-month period was $8.9 million. Unrealized gains on investment securities, net of tax, declined by $4.7 million to a loss position as the yield curve continues to steepen. The Company repurchased 102,509 shares of common stock at a total cost of $815,000 during the first nine months of 2021. The Company paid $422,000 in dividends attributable to noncontrolling interest during the nine months of 2021. On October 19, 2021, the Company’s Board of Directors declared a 3% stock dividend payable on November 23, 2021 to shareholders of record on November 9, 2021. All information presented in the interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended September 30, 2021 and 2020.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.7 million for three months ended September 30, 2021, as compared to $1.6 million for the three months ended September 30, 2020, an increase of $1.1 million. Net income available to common shareholders was $2.5 million, or $0.35 per common share, for the three months ended September 30, 2021, compared to $1.4 million, or $0.20 per common share, at September 30, 2020. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended September 30, 2021 was $7.0 million, compared to $5.7 million for the three months ended September 30, 2020, an increase of $1.3 million. During the third quarter of 2021, the average yield on our interest-earning assets increased twelve basis points to 3.54% from the same period in 2020, and the average rate we paid for our interest-bearing liabilities decreased ten basis points to 0.26%. These changes resulted in a higher interest rate spread of 3.28% as of September 30, 2021, compared to 3.06% as of September 30, 2020. Our net interest margin was 3.37% and 3.18% for the comparable periods in 2021 and 2020, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended September 30, 2021 and 2020:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2021	2020	2021	2020	2021	2020
Interest-earning assets:
Taxable securities	$214,624	$150,035	$740	$711	1.37%	1.89%
Nontaxable securities (1)	53,967	31,338	309	215	2.88%	3.53%
Short-term investments	120,014	77,341	53	26	0.18%	0.13%
Equity Securities	411	1,235	5	34	4.83%	10.95%
Taxable loans	437,845	456,624	6,191	5,124	5.61%	4.46%
Non-taxable loans (1)	7,326	9,657	51	66	3.48%	3.53%
Total interest-earning assets	834,187	726,230	7,349	6,176	3.54%	3.42%

Interest-bearing liabilities:
Interest-bearing deposits	546,252	488,100	176	312	0.13%	0.25%
Short-term borrowed funds	1,167	548	1	0	0.34%	0.00%
Long-term debt	16,000	10,989	190	142	4.71%	5.14%
Total interest-bearing liabilities	563,419	499,637	367	454	0.26%	0.36%

Net interest spread	$270,768	$226,593	$6,982	$5,722	3.28%	3.06%

Net interest margin (1) (% of earning assets)					3.37%	3.18%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery for loan losses was $1.1 million for the three months ended September 30, 2021, compared to a provision of $1.1 million for the same period in 2020. There were net loan recoveries of $553,000 for the three months ended September 30, 2021 compared to net loan recoveries of $2,000 during the same period of 2020. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased by $986,000 for the three-month period ended September 30, 2021, as compared to the same period in 2020. The primary factor contributing to the decrease was a decline in income from mortgage loan sales as production began to level out after the surge in refinancing caused by the lower interest rate environment during the COVID-19 pandemic.

Income from other service fees and commissions increased $254,000 to $842,000 primarily due to increased fees for assets under management from our investment division. Service charges on deposits accounts increased slightly by $12,000 during the three-month period ended September 30, 2021.

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

	Three Months Ended September 30,
	2021	2020
	(in thousands)

Income from debit card transactions	$535	$455
Income from credit card transactions	130	111
Gross interchange and transaction fee income	665	566
Network costs - debit card	249	178
Network costs - credit card	155	122
Total	$261	$266

Noninterest Expense

Noninterest expense for the three months ended September 30, 2021 increased by $1.2 million from the same period in 2020, to $9.2 million. Salaries and benefits, the largest component of noninterest expense, increased $579,000 to account for wage and benefit cost increases.

Total other noninterest expense increased $801,000 for the three months ended September 30, 2021 compared to the same period in 2020. This change was due to market valuation adjustments that increased the expense associated with supplemental executive retirement plans by $672,000. The table below reflects the composition of other noninterest expense.

	Three Months Ended September 30,
	2021	2020
	(dollars in thousands)
Postage	$47	$51
Telephone and data lines	48	34
Office supplies and printing	25	31
Shareholder relations expense	58	32
Dues and subscriptions	80	113
Other	1,146	342
Total	$1,404	$603

Income Tax Expense

The Company had income tax expense of $732,000 for the three months ended September 30, 2021 at an effective tax rate of 21.4% compared to income tax expense of $618,000 with an effective tax rate of 28.1% in the comparable 2020 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank-owned life insurance. For the three months ended September 30, 2021, the effective tax rate decreased due to an additional tax accrual in the 2020 period related to a supplemental executive retirement plan, or SERP, distribution.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $8.9 million for the nine months ended September 30, 2021, as compared to $3.5 million for the nine months ended September 30, 2020, an increase of $5.4 million. Net income available to common shareholders was $8.4 million or $1.17 per common share, for the nine months ended September 30, 2021, compared to $3.1 million or $0.42 per common share, for the nine months ended September 30, 2020. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2021 was $19.8 million, compared to $15.9 million for the nine months ended September 30, 2020, an increase of $3.9 million. During the first nine months of 2021, the average yield on our interest-earning assets decreased two basis points to 3.52%, and the average rate we paid for our interest-bearing liabilities decreased twenty-six basis points to 0.25%. These changes resulted in a higher interest rate spread of 3.27% as of September 30, 2021, compared to 3.03% as of September 30, 2020. Our net interest margin was 3.35% and 3.18% for the comparable periods in 2021 and 2020, respectively.

The following table presents average balance sheet and a net interest income analysis for the nine months ended September 30, 2021 and 2020:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2021	2020	2021	2020	2021	2020
Interest-earning assets:
Taxable securities	$198,826	$115,824	$2,247	$1,772	1.51%	2.04%
Nontaxable securities (1)	44,166	24,582	793	509	3.05%	3.57%
Short-term investments	95,128	112,343	96	616	0.13%	0.73%
Equity Securities	511	821	15	34	3.92%	5.53%
Taxable loans	452,590	411,462	17,477	14,570	5.16%	4.73%
Non-taxable loans (1)	7,744	9,819	162	204	3.55%	3.58%
Total interest-earning assets	798,965	674,851	20,790	17,705	3.52%	3.54%

Interest-bearing liabilities:
Interest-bearing deposits	523,916	462,155	562	1,412	0.14%	0.41%
Short-term borrowed funds	1,345	482	3	2	0.30%	0.55%
Long-term debt	12,710	10,798	458	417	4.82%	5.16%
Total interest-bearing liabilities	537,971	473,435	1,023	1,831	0.25%	0.52%

Net interest spread	$260,994	$201,416	$19,767	$15,874	3.27%	3.03%

Net interest margin (1) (% of earning assets)					3.35%	3.18%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery for loan losses was $1.2 million for the nine months ended September 30, 2021, compared to a provision of $2.5 million for the same period in 2020. There were net loan recoveries of $500,000 for the nine months ended September 30, 2021, as compared to net loan recoveries of $48,000 during the same period of 2020. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income increased by $2.9 million for the nine-month period ended September 30, 2021, as compared to the same period in 2020. The gain on sale of securities increased $914,000 to $991,000 at September 30, 2021 compared to $77,000 at September 30, 2020 as the Company worked to reduce the duration of the investment portfolio in an attempt to protect capital as long-term interest rates rise.

Another factor contributing to the overall increase was an increase of $771,000 in income from mortgage loan sales. This increase is due to stronger margins and increased production from refinance and purchase transactions during the first nine months of 2021.

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

	Nine Months Ended September 30,
	2021	2020
	(in thousands)

Income from debit card transactions	$1,563	$1,248
Income from credit card transactions	373	323
Gross interchange and transaction fee income	1,936	1,571
Network costs - debit card	680	522
Network costs - credit card	437	409
Total	$819	$640

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2021 increased by $3.8 million from the same period in 2020, to $25.6 million. Salaries and benefits, the largest component of noninterest expense, increased $1.7 million to account for wage and benefit cost increases as well as increased commissions for increased production in the mortgage division. As a result of production growth in the mortgage division, loan costs increased by $280,000 to $689,000 for the nine months ended September 30, 2021. Marketing and donations increased $331,000 as the Company makes a conscious effort to support the communities we serve by giving back and supporting economic development and growth.

Total other noninterest expense increased $1.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. This change was due to market valuation adjustments that increased the expense associated with supplemental executive retirement plans by $1.1 million. The table below reflects the composition of other noninterest expense.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)

Postage	$150	$142
Telephone and data lines	146	128
Office supplies and printing	77	81
Shareholder relations expense	130	96
Dues and subscriptions	286	284
Other	2,036	682
Total	$2,825	$1,413

Income Tax Expense

The Company had income tax expense of $2.4 million for the nine months ended September 30, 2021 at an effective tax rate of 21.2% compared to income tax expense of $1.1 million with an effective tax rate of 24.4% in the comparable 2020 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank-owned life insurance. For the nine months ended September 30, 2021, the effective tax rate decreased due to an additional tax accrual in the 2020 period related to a supplemental executive retirement plan, or SERP, distribution.

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

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first nine months of 2021, the average effective credit score of the portfolio, excluding loans in default, decreased slightly from 772 to 768. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

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

At September 30, 2021, the level of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, was $7.3 million, compared to $8.2 million at December 31, 2020, a net decrease of $857,000. The decrease is related to one large relationship paying off in the first quarter of 2021. Total non-accrual loans, which are a component of impaired loans, decreased from $3.8 million at December 31, 2020 to $3.2 million at September 30, 2021. During the first nine months of 2021, eight additional loans totaling $1.5 million were added to impaired loans; however, nine loans totaling $2.0 million were paid off.  We also had net pay downs of $380,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased nine basis points from 0.94% at December 31, 2020 to 0.85% at September 30, 2021. The collectively evaluated allowance as a percentage of collectively evaluated loans was 0.93% at December 31, 2020 and 0.81% at September 30, 2021. The decrease is attributable to the economic recovery occurring as the COVID-19 outbreak is contained and businesses increase operations. The individually evaluated allowance as a percentage of individually evaluated loans increased from 1.81% to 2.85% for the same periods, mainly due to six relationships deemed impaired during the first nine months of 2021, which required additional reserves to cover probable losses.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.80% at December 31, 2020 to 0.75% at September 30, 2021, and was related to the large nonaccrual relationship that was paid off in the first quarter.

As of September 30, 2021, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned remained at $0 through September 30, 2021, as there were no loans foreclosed on during the first nine months of 2021.

Troubled debt restructured loans, included in impaired loans, totaled $4.1 million at September 30, 2021 and $4.4 million at December 31, 2020. At September 30, 2021, there was one troubled debt restructured loan in non-accrual status, which had a balance of $46,000.

As discussed in Note 8 of our Notes to Consolidated Financial Statements, the CARES Act allows for loan modifications related to COVID-19 impacts to be excluded from TDR status. As of September 30, 2021, the Company had no current outstanding modified loans. Additionally, 208 previously modified loans with outstanding balances totaling $53.6 million have come out of deferment. Of the loans removed from deferment, 49 loans totaling $11.1 million have paid off, 156 loans totaling $42.3 million were out of accommodation and current at September 30, 2021 and three loans totaling $170,000 were removed due to noncompliance.

The following table shows the comparison of nonperforming assets at September 30, 2021 and December 31, 2020:

Nonperforming Assets

(dollars in thousands)

	September 30, 2021	December 31, 2020
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Non-accrual loans	3,223	3,758
Other real estate owned	—	—
Total nonperforming assets	$3,223	$3,758

Allowance for loans losses	$3,670	$4,402
Nonperforming loans to total loans	0.75%	0.80%
Allowance for loan losses to total loans	0.85%	0.94%
Nonperforming assets to total assets	0.35%	0.45%
Allowance for loan losses to nonperforming loans	113.87%	117.14%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. These sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $43.0 million at September 30, 2021, with available credit of $43.0 million; established borrowing relationships with the Federal Home Loan Bank, with available credit of $96.2 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $35.4 million and the issuance of commercial paper. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of September 30, 2021, we had $3.0 million that had not been extended and remained available for use on the line of credit. The Company has also secured long-term debt from other sources. Total outstanding debt from these sources included $29.5 million of junior subordinated debt at September 30, 2021 compared to $10.0 million of junior subordinated debt and a $1.0 million draw on the TIB line of credit at December 31, 2020.

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

As of September 30, 2021, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2021, the Company had $29.5 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2021, with the exception of mortgage banking derivatives.  See Note 14 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

Contractual Obligations

The timing and amount of our contractual obligations has changed materially since our 2020 Annual Report to Shareholders, which is filed as Exhibit 13 to our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2021. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. The subordinated debt has been structured to qualify as and is included in the calculation of Tier 2 capital at the Company level. The issuance of these subordinated notes increased long-term debt by $18.5 million from December 31, 2020 to September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2021. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2021.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
July 1, 2021 Through July 31, 2021	—	$—	—	$—
August 1, 2021 Through August 31, 2021	5,108	$8.94	—	$—
September 1, 2021 Through September 30, 2021	9,500	$8.70	—	$—
Total	14,608	$8.78	—	$—

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Set forth below is the exhibit index for this quarterly report:

Exhibit Number	Description of Exhibit

4.1	Form of 10-Year Subordinated Note (Incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the SEC on September 8, 2021)
4.2	Form of 15-Year Subordinated Note (Incorporated by reference to Exhibit 4.2 of Registrant's Current Report on Form 8-K filed with the SEC on September 8, 2021)
10.1	Form of 10-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the SEC on September 8, 2021)
10.2	Form of 15-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the SEC on September 8, 2021)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 2, 2021	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 2, 2021	By:	/s/ R. David Beaver, III
R. David Beaver, III
Principal Financial Officer