Form 10-K
period 2021-12-31
UWHARRIE CAPITAL CORP
filed 2022-03-09
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $57,764,863.20.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 6,940,317 shares of common stock outstanding as of March 6, 2022.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which the Registrant plans to file with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

Uwharrie Capital Corp (the “Company”) is a North Carolina business corporation and registered bank holding company. The Company was incorporated on February 24, 1993 to become the bank holding company for Uwharrie Bank (the “Bank”), a North Carolina commercial bank, originally chartered on September 28, 1983 as Bank of Stanly, and its three wholly owned subsidiaries, The Strategic Alliance Corporation (“Strategic Alliance”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc., a mortgage brokerage company acquired in August 2000. The Company also owns two non-bank subsidiaries, Uwharrie Investment Advisors, Inc., formerly known as Strategic Investment Advisors, Inc., formed in 1999, and Uwharrie Mortgage, Inc., formed in 2004.

On January 19, 2000, the Company completed its acquisition of Anson Bancorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly owned subsidiary of the Company until September 1, 2013 when it was merged with and into the Bank.

During 2002, the Company expanded its service area into the Cabarrus County market. On April 10, 2003 the Company capitalized a new wholly owned subsidiary bank, Cabarrus Bank & Trust Company. As of that date, Cabarrus Bank & Trust Company purchased two Cabarrus County branch offices of the Bank, formerly known as Bank of Stanly, in order to commence operations. Cabarrus Bank & Trust Company was merged with and into the Bank, effective September 1, 2013.

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

At December 31, 2021, the Company and related subsidiaries had 178 full-time and 13 part-time employees.

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

Non-Bank Subsidiaries

The Bank has three wholly owned subsidiaries, BOS Agency, Strategic Alliance and Gateway Mortgage, Inc. BOS Agency was formed during 1987 and engages in the sale of various insurance products, including annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, in 1993, adopted its current name. It is registered with the SEC and licensed by the Financial Industry Regulatory Authority (“FINRA”) as a securities broker-dealer. Gateway Mortgage, Inc. is a mortgage brokerage company, acquired by the Bank in 2000.

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

Competition

Commercial banking in North Carolina is extremely competitive, due in large part to early adoption of statewide and interstate branching laws. The Company encounters significant competition from a number of sources, including other bank holding companies, commercial banks, credit unions, and other financial institutions and financial intermediaries, including financial technology companies.

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

In 2020, the Federal Reserve revised the “controlling influence” prong of its “control” rules promulgated under the BHCA. These revisions largely reaffirmed the Federal Reserve’s existing framework for analyzing “controlling influence” but with some new rules for presumptions of control for investments in and by banking organizations that represent more than 4.9% and less than 24.9% of control over any class of voting securities. The revisions apply to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.

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

At December 31, 2021 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 15.56% and 14.87%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2021 was 6.71%, compared to 6.88% at December 31, 2020. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the Federal Deposit Insurance Corporation (“FDIC”), a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, federal banking regulators can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2021, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The major provisions of the rule applicable to us are:

•

The rule implemented higher minimum capital requirements, including a new common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The minimum capital to risk-weighted assets (“RWA”) requirements under the rule are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to average total assets) is 4.0%. The rule maintains the general structure of the current prompt corrective action, or PCA, framework while incorporating these increased minimum requirements.
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

FDIC Insurance Assessments

Assessments are paid by each Deposit Insurance Fund (DIF) member institution. The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Bank’s insurance assessments during 2021 and 2020 were $263,000 and $307,000, respectively.

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

Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. The Bank received a “Satisfactory” rating in its last CRA examination, which was conducted as of November 16, 2020.

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

Privacy and Cybersecurity

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and then again if any changes are made, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. In addition, certain state laws could potentially impact the Bank’s operations, including those related to applicable notification requirements when unauthorized access to customers’ nonpublic personal information has occurred.

In November 2021, the U.S. federal bank regulatory agencies issued a joint final rule to establish computer-security incident notification requirements for banking organizations and bank service providers. Under the final rule, a bank holding company, such as the Company, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred. A computer-security incident is an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits. A notification incident is defined as a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, a banking organization’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. For example, a notification incident may include a major computer-system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption.

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

Fiscal and Monetary Policy

Banking is a business which interest rate depends on differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the significant portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on our business and results of operations cannot be predicted.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our future operations. Banking legislation and regulations may limit our growth and the return to investors by restricting certain of our activities.

In addition, capital requirements could be changed and have the effect of restricting the activities of the Company or requiring additional capital to be maintained. The Company cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business and results of operations.

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $411,000 at December 31, 2021. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2021, our C&D concentration as a percentage of risk-based capital totaled 40.5% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 118.1%.

Limitations on Incentive Compensation

In 2010, the Federal Reserve, joined by the FDIC and the Office of the Comptroller of the Currency, issued the incentive compensation guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the organization. As such, the Federal Reserve announced that it would review incentive compensation arrangements of bank holding companies such as Uwharrie Capital Corp as part of the regular, risk-focused supervisory process. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The Coronavirus Aid, Relief, and Economic Security Act

In response to the coronavirus disease 2019, or COVID-19, pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law in March 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of the current expected credit loss model, or CECL, for determining credit loss estimates. The interim final rule provides banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company did not implement CECL before the end of 2021.

The Consolidated Appropriations Act

The Consolidated Appropriations Act, 2021, or CAA, which was signed into law on December 27, 2020, continued many of the programs and provisions set forth by the CARES Act due to the continuation of the COVID-19 pandemic.

Paycheck Protection Program. The CAA reserved $284 billion for small business by establishing a second round of PPP forgivable loans, commonly referred to as “PPP2”, for certain eligible borrowers. The second round of PPP allows for both first-time draws and second draw loans. To be eligible for a second draw, which is capped at $2 million, the borrower must (i) have 300 or fewer employees and (ii) have experienced a 25% or higher reduction in gross receipts during any calendar quarter in 2020 compared to the same quarter in 2019 and (iii) have used or will use the full amount of their first PPP loan. The application window opened January 15, 2021 for lenders with $1 billion or less in assets and ended on May 31, 2021. The Bank also participated as a lender in the second round of PPP.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CAA extends the expiration of TDR classification suspensions as provided by the CARES Act. The applicable period was updated to include loan modifications made during the period beginning March 1, 2020 and ending on the earlier of (i) January 1, 2022 or (ii) 60 days after the date when the national emergency concerning COVID-19 terminates. The Company elected to adopt this suspension until January 1, 2022.

Future Legislation

The Company cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Company’s operations.

Item 1A.	Risk Factors.

Item not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Item not required for non-accelerated filers.

Item 2.	Properties.

The Company’s executive and administrative offices are located at 132 North First Street, Albemarle, North Carolina, where the Company owns a three-building complex located at 130-134 North First Street in Albemarle. This complex houses the Company’s offices and meeting rooms and is also the location of the Bank’s subsidiary, Strategic Alliance.

The Bank’s Main Office has been located at 167 North Second Street, Albemarle, North Carolina since it opened in 1984. The Bank’s credit administration offices and portion of its lending offices occupy an adjoining building, purchased in 1991. The Bank owns a commercial building which houses some of its operations offices and parking lot adjacent to its Main Office. During 2009, the Bank acquired property in downtown Albemarle for future expansion.

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

In Cabarrus County, the Bank owns full-service branch offices located at 25 Palaside Drive, N.E., Concord, North Carolina and at 1490 South Main Street, Mt. Pleasant, North Carolina and also owns property adjacent to the Mt. Pleasant banking office located at 1480 South Main Street. The Bank owns an office at 700 North Church Street in Concord, North Carolina where it previously provided banking services, which currently serves as a loan production office.

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

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2021 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

It is the philosophy of Uwharrie Capital Corp to promote a strong base of local shareholders. While bid and ask prices for the Company’s common stock are quoted on the OTCQX ® Best Market through www.otcmarkets.com, operated by OTC Market Groups, Inc. and under the symbol UWHR, trading is limited and sporadic with most trades taking place in privately negotiated transactions. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company has an independent valuation of its common stock performed on an annual basis and makes this valuation available to interested shareholders in order to promote fairness and market efficiency in privately negotiated transactions.

Holders

On December 31, 2021, there were approximately 3,138 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2021 or 2020.  The timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2021.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2021 Through October 31, 2021	5,003	$9.73	—	$—
November 1, 2021 Through November 30, 2021	179,157	$9.33	—	$—
December 1, 2021 Through December 31, 2021	12,031	$9.03	—	$—
Total	196,191	$9.32	—	$—

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

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

A discussion and analysis of the Company’s operating results and financial condition are presented in the following narrative and financial tables. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements and notes thereto appearing on pages F-8 through F-52 of this Annual Report. References to changes in assets and liabilities represent end-of-period balances unless otherwise noted. Statements contained in this Annual Report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary because of market and other factors. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission periodically. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” “potential,” and similar words. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: the impact of the novel Coronavirus disease, or COVID-19, on our borrowers’ ability to meet their financial obligations to us; increases in our past due loans and provisions for loan losses that may result from COVID-19; declines in general economic conditions, including increased stress in the financial markets due to COVID-19; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Financial Condition at December 31, 2021 and December 31, 2020

The Company’s total assets increased $111.9 million from $827.8 million at December 31, 2020 to $939.7 million at December 31, 2021. The primary driver of this growth was an increase in customer deposits held by the Bank which was due, in large part, to our customers’ receipt of government economic stimulus payments. This deposit growth was utilized to fund a substantial increase in the investment securities portfolio during the twelve months ended December 31, 2021.

Investment securities consist of securities available for sale and securities held to maturity. Total investment securities increased $141.4 million, or 64.4%, from $219.7 million at December 31, 2020 to $361.1 million at December 31, 2021, due to investments of cash into longer-term, higher yielding assets. At December 31, 2021, the Company had net unrealized losses on securities available for sale of $1.5 million, compared to net unrealized gains of $5.4 million at December 31, 2020.  The significant decline in fair value is directly related to the increase in market interest rates at December 31, 2021 compared to December 31, 2020, as the market signals recovery from the COVID-19 outbreak worldwide.

During the first quarter of 2021, the Company sold a portion of an equity security investment bringing its principal value down to $270,000 at December 31, 2021 from $901,000 at December 30, 2020. At December 31, 2021, the unrealized gain on the investment totaled $122,000, resulting in a fair value of $392,000 for the security.

Loans held for investment decreased $47.0 million from $467.7 million at December 31, 2020 to $420.8 million at December 31, 2021. The main reason for the decline was a $60.6 million reduction in SBA PPP loans due to receipt of loan forgiveness. Not including SBA PPP loans, the Company experienced net growth overall with the largest increase occurring in the commercial segment. During 2021 the Company funded 879 SBA PPP Round 2 loans for a total of $46.4 million. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA. These new SBA PPP loans, however, were offset by forgiveness and payoffs of $80.4 million on SBA PPP loans originally funded during 2020 and forgiveness and payoffs of $31.1 million of SBA PPP Round 2 loans. Loans held for sale increased 211.6%, or $14.7 million, as many of the closed loans are being held longer in an effort to earn additional interest income before selling the loans on the secondary market.

The allowance for loan loss was $4.0 million at December 31, 2021, which represents 0.96% of the total loans held for investment, a decrease of 8.6% from December 31, 2020. Additional discussion regarding the decrease in the allowance is included in the Asset Quality section below.

Other changes in consolidated assets are primarily related to loan servicing assets, mortgage banking derivatives and other assets. Loan servicing assets increased $1.1 million from December 31, 2020 to December 31, 2021 due to retention of servicing rights related to sustained sales of residential mortgage loans. The fair value of mortgage banking derivatives decreased $804,000 during 2021, and other assets decreased $1.3 million primarily due to the $1.1 million sale of an investment in a community development project.

Customer deposits, our primary funding source, experienced a $93.6 million increase during the year, increasing from $743.2 million to $836.8 million at December 31, 2021, a 12.6% increase. In addition to receipt of government stimulus deposits, a large portion of this increase is related to the funding of SBA PPP Round 2 loans, some of the proceeds of which were deposited by our customers into their deposit accounts held at the Company’s subsidiary bank. Demand noninterest-bearing checking accounts increased $33.6 million, interest checking and money market accounts increased by $41.4 million and savings deposits increased $28.5 million during the twelve-month period ended December 31, 2021. Time deposits decreased $10.1 million during the same period as customers transitioned to liquid accounts.

During 2021, the Company’s net borrowings increased by $18.9 million. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At December 31, 2021 and 2020, there were no outstanding advances. Short-term borrowings consisted of $1.1 million in master notes, and long-term borrowings consisted solely of junior subordinated debt securities totaling $29.5 million at December 31, 2021. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to an early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month Secured Overnight Financing Rate, or SOFR, plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to an early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at December 31, 2021.

Other consolidated liabilities decreased $2.1 million from $13.6 million at December 31, 2020 to $11.5 million at December 31, 2021. The valuation of mortgage banking derivatives decreased by $338,000. Other liabilities decreased by $1.8 million as a result of a reduction in the reserve for federal income tax and a decrease in supplemental executive retirement plan liabilities.

At December 31, 2021, total shareholders’ equity was $60.8 million, an increase of $1.6 million from December 31, 2020. Net income for the period was $10.1 million. Unrealized gains on investment securities, net of tax, declined by $5.3 million to a loss position as the yield curve continues to steepen. The Company repurchased 298,700 outstanding shares of common stock at an aggregate repurchase price of $2.6 million. The Company also paid $565,000 in dividends attributed to noncontrolling interest. See Note 1 (Significant Accounting Policies) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest. At December 31, 2021, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2021 and 2020

Earnings

Uwharrie Capital Corp reported net income of $10.1 million for the twelve months ended December 31, 2021, as compared to $8.1 million for the twelve months ended December 31, 2020, an increase of $2.0 million. Net income available to common shareholders was $9.5 million, or $1.33 per common share, for the year ended December 31, 2021, compared to net income available to common shareholders of $7.5 million, or $1.03 per common share, for the year ended December 31, 2020. Net income available to common shareholders is net income less any dividends paid on the aforementioned noncontrolling interest.

Net Interest Income

As with most financial institutions, the primary component of earnings for our subsidiary bank is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and wholesale borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest bearing liabilities and capital.

Net interest income increased $4.3 million to a total of $26.1 million for the twelve months ended December 31, 2021 from the $21.8 million earned in the same period of 2020. The average yield on our interest-earning assets decreased 8 basis points to 3.42%, while the average rate paid for interest-bearing liabilities decreased 18 basis points. These decreases resulted in a net increase of 11 basis points in our interest rate spread, from 3.04% in 2020 to 3.15% in 2021. Our net interest margin for 2021 was 3.23%, compared to 3.18% in 2020. As a part of the loan agreements, a portion of the Company’s loan portfolio has interest rate floors and caps. The interest rate floor feature allows the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. Financial Table 1 presents a detailed analysis of the components of the Company’s net interest income, while Financial Table 2 summarizes the effects on net interest income from changes in interest rates and in the dollar volume of the components of interest-earning assets and interest-bearing liabilities. Financial Table 1 and Table 2, as well other Financial Tables referenced in this discussion and analysis, appear at the end of this annual report, immediately preceding the identification of the Company’s board of directors and executive officers.

Provision for Loan Losses

The recovery of loan losses was $917,000 for the twelve months ended December 31, 2021, compared to a provision of $2.4 million for the same period in 2020. There were net loan recoveries of $541,000 for the twelve months ended December 31, 2021, as compared to net loan recoveries of $34,000 during the same period of 2020. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our earnings base is a key strategic initiative to our long-term success. Noninterest income decreased 9.3%, from $20.9 million in 2020, to $18.9 million in 2021, a decrease of $1.9 million. The primary factor contributing to the decrease was a decline in income from mortgage loan sales as production began to level out after the surge in refinancing caused by the lower interest rate environment during the first year of the COVID-19 pandemic. The gain on sale of securities increased by $920,000 to $991,000 at December 31, 2021, compared to $77,000 at December 31, 2020.  This gain served to offset the decline in income from mortgage banking as the Company worked to reduce the duration of the investment portfolio in an attempt to protect capital as long-term interest rates rise.

Noninterest Expense

Noninterest expense for the year ended December 31, 2021 was $33.1 million compared to $29.9 million for 2020, an increase of $3.2 million. Salaries and employee benefits, the largest component of noninterest expense, increased $1.8 million, from $19.9 million for the period ending December 31, 2020 to $21.6 million for 2021 to account for wage and benefit cost increases. Marketing and donations increased $334,000 as the Company makes a continued effort to support the communities we serve by giving back and supporting economic development and growth. Supplemental executive retirement plan expense increased $610,000 during 2021 to $942,000 due to market valuation adjustments. Financial Table 5 reflects the additional breakdown of other noninterest expense.

Income Tax Expense

The Company had income tax expense of $2.8 million for 2021 at an effective tax rate of 21.51% compared to income tax expense of $2.3 million in 2020 with an effective tax rate of 22.38%. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the twelve months ended December 31, 2021, the effective tax rate decreased due to an additional tax accrual in the 2020 period related to a supplemental executive retirement plan distribution.

Results of Operations for the Years Ended December 31, 2020 and 2019

Results of operations for the Years Ended December 31, 2020 and 2019 can be found in the 2020 10-K Annual Report filing.

Asset Quality

The Company’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance is increased by provisions charged to operations and recoveries of amounts previously charged off and is reduced by recovery of provisions and charge offs of loans. Management continuously evaluates the adequacy of the allowance for loan losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions; and other relevant factors. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly. For loans determined to be impaired, the allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the underlying collateral less the selling costs. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

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

During the second quarter of 2020, management made adjustments to the allowance for loan losses methodology. The qualitative factors were expanded to include additional reserves for niche lending portfolios of hotel, retained interest in the unguaranteed portion of U.S. Small Business Administration (SBA) Loans (not including PPP loans), and SBA PPP loans. The risk in these portfolios is measurable, in addition to the standard probable loss calculation performed on all non-impaired loans. With the impact of COVID-19 on all industries, the hotel and SBA (non-PPP) loan categories on the Company’s balance sheet have been identified as having elevated credit risk. The SBA (non-PPP) reflects the unguaranteed portion of SBA guaranteed loans originated by the Company. SBA PPP loans, while 100% guaranteed by SBA, could result in some loss if fraud occurs or there are reporting issues or duplicate funding of loans. In addition, management eliminated its qualitative factor based on a 21-day weighted average of the VIX index, a real-time index that measures the expectation of the market’s 30-day forward-looking volatility, and replaced it with a multi-factor linear regression encompassing the following economic data: Case Shiller for North Carolina (NC) home price index, NC unemployment rate, 2-year/10-year US Treasury spread, customer sentiment, and a VIX quarterly average factor. During the third quarter of 2020, due to the lagging nature of the data (primarily unemployment data from U.S. government data) used in the multi-factor linear regression, management adopted an additional qualitative factor to incorporate more current unemployment data that was developed from non-governmental sources. The factor further represents the uncertainty surrounding the COVID-19 pandemic and extended economic impacts. There were no significant adjustments to the allowance for loan losses methodology during 2021.

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

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During 2021, the average effective credit score of the portfolio, excluding loans in default, decreased slightly from 768 to 767. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

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

At December 31, 2021, the levels of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, were $4.7 million, compared to $8.2 million at December 31, 2020, a net decrease of $3.4 million. The decrease is related to four large impaired loans paying off in during 2021.  Three of these large impaired relationships were loans in non-accrual status. As a result, non-accrual loans decreased from $3.8 million at December 31, 2020 to $972,000 at December 31, 2021.

The allowance, expressed as a percentage of gross loans held for investment, increased two basis points from 0.94% at December 31, 2020 to 0.96% at December 31, 2021. The collectively evaluated reserve allowance as a percentage of collectively evaluated loans was 0.93% at December 31, 2020 and 0.92% at December 31, 2020. The individually evaluated allowance as a percentage of individually evaluated loans increased from 1.81% to 4.54% for the same periods, a direct result of the $3.4 million net decrease in impaired loans during the year.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans decreased significantly from 0.80% at December 31, 2020, to 0.23% at December 31, 2021.  This improvement is attributable to the previously mentioned payoffs of three large non-accrual loans.

As of December 31, 2021, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

Other real estate owned remained at $0 through December 31, 2021, as there were no loans foreclosed on during the year.

Troubled debt restructured loans, a component of impaired loans, totaled $3.8 million at December 31, 2021, compared to $4.4 million at December 31, 2020. One relationship of $214,000 was added during the year, but this increase was offset by pay-offs and pay-downs totaling $876,000. At December 31, 2021, there was one troubled debt restructured loan in non-accrual status, which had a balance of $39,000.

As discussed in Note 5 (Troubled Debt Restructures) of our Notes to Consolidated Financial Statements, the CARES Act allowed for loan modifications related to COVID-19 impacts to be excluded from TDR status. As of December 31, 2021, the Company had no remaining COVID-19 modifications on outstanding loans.

The following table shows the comparison of nonperforming assets as of December 31, 2021 and 2020:

Nonperforming Assets
(dollars in thousands)
	At December 31,
	2021	2020
Nonperforming Assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	972	3,758
Other real estate owned	—	—
Total nonperforming assets	$972	$3,758
Allowance for loan losses	$4,026	$4,402
Nonaccrual loans to total loans	0.23%	0.80%
Allowance for loan losses to total loans	0.96%	0.94%
Allowance for loan losses to nonaccrual loans	414.20%	117.14%

Capital Resources

The Company continues to maintain capital ratios that support its asset growth. In 2013, bank regulatory agencies approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations.  The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, require a minimum ratio of total capital to risk-weighted assets of 8.00%, and require a minimum Tier 1 leverage ratio of 4.00%. A capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the rules. The rules also revise the definition and calculation of Tier 1 capital, total capital, and risk-weighted assets.

The phase-in period for the rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements phased in over a multi-year schedule, becoming fully phased-in on January 1, 2019. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from Basel III. As of December 31, 2021, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital adequacy rules.

In January 2013, the Company’s subsidiary bank issued $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at a rate of 5.30%. The offering raised $7.9 million less issuance costs of $113,000.

During the third quarter of 2013, the Company’s subsidiary bank raised an additional $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. The offering raised $2.8 million less issuance costs of $23,000.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which the entire $10.0 million was outstanding at December 31, 2021. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the final maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

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

All of the Company’s aforementioned investment in its subsidiary bank qualifies for Tier 1 capital treatment for the Bank and is included as such in its year end capital ratios.

The Company expects to continue to exceed required minimum capital ratios without altering current operations or strategy. Note 15 (Shareholders’ Equity and Regulatory Matters) to the Notes to Consolidated Financial Statements presents additional information regarding the Company’s and its subsidiary bank’s capital ratios.

Dividends

The Board of Directors of Uwharrie Capital Corp declared a 3% stock dividend in 2021 and 2% stock dividend in both 2020 and 2019. All references in this Annual Report to net income per share and weighted average common and common equivalent shares outstanding reflect the effects of these stock dividends.

Liquidity

The objective of the Company’s liquidity management policy is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on any opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature and to fund new loans and investments as opportunities arise. Liquidity is managed primarily by the selection of asset mix and the maturity mix of liabilities. Maturities and the marketability of securities and other funding sources provide a source of liquidity to meet deposit fluctuations. Maturities in the securities portfolio, presented in Financial Table 3, are supported by cash flows from mortgage-backed securities that have longer-term contractual maturities. The Company’s other sources of internally generated funds are principal and interest payments on loans and cash flows generated from operation. Growth in deposits is typically the primary source of funds for loan growth, supported by long-term credit available from the Federal Home Loan Bank. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. Other funding sources at year-end 2021 included $43.0 million in federal funds lines of credit from correspondent banks and approximately $93.8 million of credit availability from the Federal Home Loan Bank. The Company may also borrow from the Federal Reserve Bank discount window with credit availability of $17.6 million.

At December 31, 2021, short-term borrowings amounted to $1.1 million. Long-term debt at that date consisted solely of $29.5 million of junior subordinated debt. Other contractual obligations of the Company exist in the form of operating leases and deposits. Obligations for operating leases and deposits totaled $2.4 million and $836.8 million, respectively, at December 31, 2021. Note 8 (Leases) and Note 9 (Deposits) to the Notes to Consolidated Financial Statements provide additional information, including maturities, regarding these obligations.

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. See Note 13 (Commitments and Contingencies) to the Company’s Notes to Consolidated Financial Statements for more information regarding these commitments and contingent liabilities.

Management believes that the Company’s current sources of funds provide adequate liquidity for its current cash flow needs.

Critical Accounting Policies

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective and/or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. Refer to Note 1 (Significant Accounting Policies) in Notes to Consolidated Financial Statements for more information about these and other accounting policies utilized by the Company.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the losses that have been incurred in the loan portfolio but have not yet been charged-off. The allowance is a critical accounting estimate in the financial statements as it provides, by reference, an indication of the quality of the loan portfolio. Estimating credit losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additional measurement uncertainty in the estimate is due, in part, to the large amount of data evaluated, the long-term nature of the underlying assets and the analysis of economic indicators. Regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgement about information available to them at the time of their assessment.

On a regular basis, the allowance for loan losses is evaluated both individually and collectively by loan class. Homogeneous loans are collectively evaluated by loan class for impairment. However, once a loan is deemed impaired, it is evaluated individually for specific impairment. Appropriately dividing the loan portfolio into different segments with similar risk characteristics aids in providing a more accurate estimation of the portfolio’s loss.  The Company’s methodology for estimating loan losses is well documented and supported by internal controls, and validation of the process is performed on a recurring basis.

Loan Servicing Assets

The Company capitalizes mortgage and U.S. Small Business Administration (SBA) loan servicing rights when loans are sold and the loan servicing is retained. Servicing revenue is recognized in the statement of income as a component of other noninterest income. The amortization of servicing rights is realized over the estimated period that net servicing revenues are expected to be received. Essential assumptions used to value the loan servicing rights include prepayment speeds, discount rates and costs to service the loan. Servicing assets are periodically evaluated for impairment based upon their fair value, and any resulting impairment is recognized through a valuation allowance and charged to other expense. An unrelated third party performs a quarterly valuation of the Company’s Fannie Mae Mortgage Servicing Rights. Significant judgement is required to estimate the value of servicing rights due to the nature and variety of assumptions used. As such, changes in assumptions could materially affect the estimated value of loan servicing assets.

Interest Rate Sensitivity

Net Interest Income (Margin) is the single largest component of revenue for the Company. Net Interest Margin is the difference between the yield on earning assets and interest paid on interest-bearing liabilities. The margin can vary over time as interest rates change. The variance fluctuates based on both the timing (repricing) and magnitude of maturing assets and liabilities.

To identify interest rate sensitivity, a common measure is a gap analysis, which reflects the difference or “gap” between rate sensitive assets and liabilities over various periods. While management reviews this information, it has implemented the use of an income simulation model, which calculates expected future Net Interest Income (Margin) based on projected interest-earning assets, interest-bearing liabilities and forecasted interest rates along with multiple other forecasted assumptions. Management believes this provides a more relevant view of interest rate risk sensitivity than the traditional gap analysis because the gap analysis ignores optionality embedded in the balance sheet, such as prepayments or changes based on interest rates. The income simulation model allows a comparison of flat, rising and falling rate scenarios to determine the interest rate sensitivity of earnings in varying interest rate environments.

The Company models immediate rising and declining rate shocks of up to 4% (in 1% intervals) on its subsidiary bank, using a static balance sheet for a two-year horizon, as preferred by regulators. The most recent consolidated 2% rate shock projections for a one-year horizon, indicates a negative impact of (9.81%) on Net Interest Income (Margin) in a rates-down scenario and a positive impact of 10.69% on Net Interest Income (Margin) in a rates-up scenario. Based on the most recent twelve-month forecast, the subsidiary bank is asset-sensitive and may experience some negative impact to earnings should interest rates decline. While many interest-bearing assets would reprice in a declining interest rate environment; many liabilities are already approaching 0% interest rates. The subsidiary bank has the potential to benefit from a rising interest rate environment, but current market deposit pricing and embedded options in the balance sheet may limit the upside potential.

The principal goals for asset liability management for the Company are to maintain adequate levels and sources of liquidity and to manage interest rate risk. Interest rate risk management attempts to balance the effects of interest rate changes on both interest-sensitive assets and interest-sensitive liabilities to protect Net Interest Income (Margin) from wide fluctuations as a result of changes in market interest rates. To that end, management has recommended and the board has approved policy limits that minimize the downside risk from interest rate shifts. The aforementioned ratios are within those stated limits of -18% for the respective modeled scenarios at the subsidiary bank and combined. Managing interest rate risk is an important factor to the long-term viability of the Company since Net Interest Income (Margin) is such a large component of earnings. The Company’s Asset Liability Management Committee (ALCO) monitors market changes in interest rates and assists with the pricing of loans and deposit products while considering the funding source needs, asset growth projections, and necessary operating liquidity.

Financial Table 1

Average Balances and Net Interest Income Analysis

	2021			2020			2019
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income	Yield
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Interest-earning assets
Taxable securities	$216,345	3,152	1.46%	$130,640	2,570	1.97%	$84,206	1,680	2.00%
Non-taxable securities (1)	49,207	1,148	2.97%	26,427	732	3.57%	16,569	408	3.08%
Short-term investments	97,244	144	0.15%	103,167	639	0.62%	130,985	2,702	2.06%
Equity Securities	485	20	4.12%	950	51	5.37%	—	—	0.00%
Taxable loans (2)	447,904	22,956	5.13%	424,768	19,812	4.66%	362,728	18,727	5.16%
Non-taxable loans (1)	7,562	211	3.55%	9,756	270	3.57%	9,523	250	3.28%
Total interest-earning assets	818,747	27,631	3.42%	695,708	24,074	3.50%	604,011	23,767	3.96%
Non-earning assets
Cash and due from banks	3,708			3,718			2,695
Premises and equipment, net	16,506			16,766			16,740
Interest receivable and other	23,970			21,868			22,235
Total non-earning assets	44,184			42,352			41,670
Total assets	$862,931			$738,060			$645,681
Interest-bearing liabilities
Savings deposits	$87,878	$65	0.07%	$65,671	$62	0.09%	$56,589	$102	0.18%
Interest checking & MMDA	375,425	401	0.11%	331,809	716	0.22%	271,496	1,435	0.53%
Time deposits	71,946	272	0.38%	78,447	897	1.14%	101,717	1,450	1.43%
Total deposits	535,249	738	0.14%	475,927	1,675	0.35%	429,802	2,987	0.69%
Short-term borrowed funds	1,289	4	0.31%	534	2	0.37%	905	15	1.66%
Long-term debt	16,946	774	4.57%	10,846	559	5.15%	10,051	563	5.60%
Total interest-bearing liabilities	553,484	1,516	0.27%	487,307	2,236	0.46%	440,758	3,565	0.81%
Noninterest liabilities
Transaction deposits	236,048			187,261			145,678
Interest payable and other	12,978			10,760			11,252
Total liabilities	802,510			685,328			597,688
Shareholders’ equity	60,421			52,732			47,993
Total liabilities and shareholders' equity	$862,931			$738,060			$645,681
Interest rate spread			3.15%			3.04%			3.15%
Net interest income and net interest margin		$26,115	3.23%		$21,838	3.18%		$20,202	3.37%

(1)	Yields related to securities and loans exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2021, 2020 and 2019.
(2)	Non-accrual loans are included in loans, net of unearned income.

Financial Table 2

Volume and Rate Variance Analysis

	2021 Versus 2020			2020 Versus 2019
			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets
Taxable securities	$1,467	$(885)	$582	$920	$(30)	$890
Non-taxable securities	581	(165)	416	258	66	324
Short-term investments	(23)	(472)	(495)	(373)	(1,690)	(2,063)
Equity securities	(22)	(9)	(31)	26	25	51
Taxable loans	1,132	2,012	3,144	3,048	(1,963)	1,085
Non-taxable loans	(61)	2	(59)	6	14	20
Total interest-earning assets	3,074	483	3,557	3,885	(3,578)	307
Interest-bearing liabilities
Savings deposits	19	(16)	3	12	(52)	(40)
Transaction and MMDA deposits	70	(385)	(315)	224	(943)	(719)
Other time deposits	(49)	(576)	(625)	(299)	(254)	(553)
Short-term borrowed funds	3	(1)	2	(4)	(9)	(13)
Long-term debt	297	(82)	215	43	(47)	(4)
Total interest-bearing liabilities	340	(1,060)	(720)	(24)	(1,305)	(1,329)
Net interest income	$2,734	$1,543	$4,277	$3,909	$(2,273)	$1,636

The above table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to the change attributable to volume and the change attributable to rate.

Financial Table 3

Weighted Average Yield on Investments Securities

	December 31, 2021	December 31, 2020
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities available for sale
U.S. Treasury
Due within twelve months	—	—
Due after five but within ten years	1.24%	—
	1.24%	—
U.S. Government agencies
Due within twelve months	1.80%	1.49%
Due after one but within five years	1.93%	1.80%
Due after five but within ten years	0.83%	1.72%
Due after ten years	0.94%	1.33%
	1.04%	1.55%
Mortgage-backed securities
Due within twelve months	—	2.27%
Due after one but within five years	3.40%	3.15%
Due after five but within ten years	1.24%	2.41%
Due after ten years	1.16%	1.03%
	1.29%	1.62%
Asset-backed securities
Due after ten years	1.12%	1.28%
	1.12%	1.28%
State and political
Due within twelve months	4.50%	2.15%
Due after one but within five years	2.73%	5.40%
Due after five but within ten years	1.99%	2.14%
Due after ten years	1.82%	2.44%
	1.85%	2.45%
Corporate Bonds
Due within twelve months	2.98%	—
Due after one but within five years	1.68%	3.20%
Due after five but within ten years	2.00%	—
	2.00%	3.20%
Total Securities available for sale
Due within twelve months	2.23%	1.52%
Due after one but within five years	2.44%	2.75%
Due after five but within ten years	1.22%	2.14%
Due after ten years	1.39%	1.79%
	1.41%	1.87%

(1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2021 and 2020.

Financial Table 3

Weighted Average Yield on Investments Securities (Continued)

	December 31, 2021	December 31, 2020
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities held to maturity
U.S. Government agencies
Due after one but within five years	2.75%	2.89%
Due after five but within ten years	—	—
	2.75%	2.89%
State and political
Due within twelve months	1.70%	2.06%
Due after one but within five years	2.23%	2.70%
Due after five but within ten years	—	—
Due after ten years	2.85%	3.45%
	2.75%	3.22%
Corporate Bonds
Due within twelve months	—	—
Due after one but within five years	—	—
Due after five but within ten years	4.73%	5.01%
Due after ten years	3.68%	—
	4.57%	5.01%
Total Securities held to maturity
Due within twelve months	1.70%	2.06%
Due after one but within five years	2.28%	2.73%
Due after five but within ten years	4.73%	—
Due after ten years	2.97%	3.45%
	3.64%	3.21%

(1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2021 and 2020.

Financial Table 4

Noninterest Income

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Service charges on deposit accounts	$995	$1,027	$1,348
Other banking fees	424	338	499
Asset management fees	2,050	1,710	1,716
Brokerage commissions	587	571	472
Interchange and card transaction fees, net	1,181	917	826
Investment securities gains (losses)	991	71	(35)
Other gains (losses) from sale of assets	48	413	54
Income from mortgage banking	11,294	14,714	3,835
Supplemental executive retirement plan gain (loss)	942	746	(51)
Other noninterest income	420	370	341
Total noninterest income	$18,932	$20,877	$9,005

Financial Table 5

Other Noninterest Expense

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Postage	$197	$187	$186
Telephone and data lines	174	182	187
Office supplies and printing	102	108	102
Shareholder relations expense	196	123	159
Dues and subscriptions	373	369	256
Other	1,260	985	1,030
Total other noninterest expense	$2,302	$1,954	$1,920

Financial Table 6

Loan Portfolio Composition

	At December 31,
	2021		2020
		% of Total		% of Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Loan type:
Commercial	$73,035	17.35%	$64,334	13.71%
SBA Paycheck Protection Program (PPP)	15,840	3.76%	76,398	16.28%
Real estate - commercial	150,382	35.73%	147,229	31.37%
Real estate - construction	36,699	8.72%	40,629	8.66%
Real estate - residential	129,827	30.85%	126,615	26.98%
Consumer	9,579	2.28%	11,073	2.36%
Other	5,496	1.31%	3,098	0.66%
Total loans	420,858	100.00%	469,376	100.00%
Less:
Allowance for loan losses	(4,026)		(4,402)
Unearned net loan (fees) costs	(79)		(1,635)
Net loans	$416,753		$463,339

Financial Table 7

Selected Loan Maturities

	December 31, 2021
	One Year	One to	Five to	Over Fifteen
(dollars in thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and agricultural	$9,413	$36,127	$24,772	$18,563	$88,875
Real estate - construction	7,642	4,841	8,636	15,580	36,699
Total selected loans	$17,055	$40,968	$33,408	$34,143	$125,574
Fixed rate loans	$1,503	$38,566	$43,248	$41,934	$125,251
Sensitivity to rate changes:
Variable interest rates	$22,304	$22,863	$137,011	$113,350	$295,528

Financial Table 8

Allocation of Charge-Offs and Recoveries

	At December 31,
	2021			2020
(dollars in thousands)	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans
Commercial	$65	$67,154	0.10%	$3	$62,083	—
SBA Paycheck Protection Program (PPP)	—	48,299	—	—	46,589	—
Real estate - commercial	(359)	147,094	(0.24)%	(12)	141,203	(0.01)%
Other real estate construction	(185)	31,156	(0.59)%	(4)	30,539	(0.01)%
Real estate 1-4 family construction	—	5,994	—	—	7,968	—
Real estate - residential	(69)	79,467	(0.09)%	(16)	74,971	(0.02)%
Home equity	(17)	51,227	(0.03)%	(5)	52,773	(0.01)%
Consumer loans	24	10,232	0.23%	—	12,329	—
Other loans	—	4,322	—	—	2,780	—
Total	$(541)	$444,945	(0.12)%	$(34)	$431,235	(0.01)%

Financial Table 9

Allocation of the Allowance for Loan Losses

	At December 31,
	2021		2020
		% of Total		% of Total
(dollars in thousands)	Amount	Loans (1)	Amount	Loans (1)
Commercial	$718	17.35%	$789	13.70%
SBA Paycheck Protection Program (PPP)	—	3.77%	—	16.28%
Real estate - commercial	1,370	35.73%	1,546	31.37%
Other real estate construction	330	6.72%	418	7.01%
Real estate 1-4 family construction	—	2.00%	—	1.64%
Real estate - residential	982	18.73%	901	15.98%
Home equity	492	12.12%	595	11.00%
Consumer loans	123	2.28%	153	2.36%
Other loans	11	1.31%	—	0.66%
Total loans	$4,026	100.00%	$4,402	100.00%
(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Financial Table 10

Maturities of Time Deposits

	December 31, 2021
	3 Months	Over 3 Months	Over 1 Year	Over
	or Less	to 1 Year	to 3 Years	3 Years	Total
	(dollars in thousands)
U.S. time deposits in amounts in excess of the FDIC insurance limit	$7,682	$14,682	$1,356	$—	$23,720
Other time deposits	12,218	20,886	10,890	3,333	47,327
	$19,900	$35,568	$12,246	$3,333	$71,047

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Uwharrie Capital Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uwharrie Capital Corp and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

The Company’s allowance for loan losses (ALL) was $4.0 million as of December 31, 2021. As described in Note 1 and Note 4 to the consolidated financial statements, the ALL is evaluated both individually and collectively by loan class on a regular basis by management. Loans are collectively evaluated based upon management’s periodic review of the collectability of the loans in light of historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, certain portfolio concentrations, and prevailing economic conditions. The ALL for individually evaluated loans is based upon discounted cash flows or the net realizable value of the collateral. Management’s process is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the Company’s estimate of the ALL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in management’s identification and measurement of the qualitative factors. This required a high degree of audit effort, including specialized skills and knowledge, and significant auditor judgement in evaluating the Company’s estimate of the ALL, particularly as it relates to the identification and measurement of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

•

We obtained an understanding of the Company’s process and internal controls for establishing the ALL, including the selection, application, and related adjustments of the qualitative factor components of the ALL.

•

We evaluated the reasonableness of management’s application of qualitative factor adjustments to the ALL, including evaluating the appropriateness and level of qualitative factor adjustments based on Company-specific data and third-party data.

•	We tested the mathematical accuracy of the ALL, including the application of the qualitative factors on the loan portfolio.
•	We assessed relevant trends in credit quality and evaluated the relationship of the trends to the identification of relevant qualitative factors and directional consistency of the qualitative factors.

•	We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 1996.

Asheville, NC

March 9, 2022

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,298	$6,301
Interest-earning deposits with banks	89,112	82,567
Cash and cash equivalents	94,410	88,868
Securities available for sale, at fair value	330,337	191,513
Securities held to maturity (fair value $32,045 and $29,600, respectively)	30,801	28,207
Equity securities, at fair value	392	1,352
Loans held for sale	21,684	6,959
Loans:
Loans held for investment	420,779	467,741
Less allowance for loan losses	(4,026)	(4,402)
Net loans held for investment	416,753	463,339
Premises and equipment, net	15,987	16,982
Interest receivable	2,554	2,524
Restricted stock	921	1,166
Bank owned life insurance	9,066	8,936
Other real estate owned	—	—
Prepaid assets	968	1,146
Loan servicing assets	5,078	3,957
Mortgage banking derivatives	1,269	2,073
Other assets	9,460	10,748
Total assets	$939,680	$827,770
LIABILITIES
Deposits:
Demand noninterest-bearing	$239,422	$205,788
Interest checking and money market accounts	422,942	381,502
Savings deposits	103,341	74,792
Time deposits, $250,000 and over	23,720	28,825
Other time deposits	47,327	52,289
Total deposits	836,752	743,196
Short-term borrowed funds	1,081	710
Long-term debt	29,530	10,992
Interest payable	7	21
Mortgage banking derivatives	50	388
Other liabilities	11,473	13,226
Total liabilities	878,893	768,533
Off balance sheet items, commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,959,556 and 7,052,143, at December 31, 2021 and 2020, respectively	8,700	8,815
Additional paid-in capital	12,032	12,607
Undivided profits	30,551	23,000
Accumulated other comprehensive income (loss)	(1,151)	4,160
Total Uwharrie Capital shareholders’ equity	50,132	48,582
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	60,787	59,237
Total liabilities and shareholders’ equity	$939,680	$827,770

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(dollars in thousands, except share
	and per share data)
Interest Income
Loans, including fees	$23,167	$20,082	$18,977
Investment securities:
US Treasury	109	74	131
US Government agencies and corporations	1,774	1,598	1,490
State and political subdivisions non-taxable	1,148	732	408
State and political subdivisions taxable	1,269	898	59
Equity securities	20	51	—
Interest-earning deposits with banks and federal funds sold	144	640	2,702
Total interest income	27,631	24,075	23,767
Interest Expense
Interest checking and money market accounts	401	716	1,435
Savings deposits	65	62	102
Time deposits $250,000 and over	81	370	830
Other time deposits	192	527	620
Short-term borrowed funds	3	2	15
Long-term debt	774	559	563
Total interest expense	1,516	2,236	3,565
Net interest income	26,115	21,839	20,202
Provision for (recovery of) loan losses	(917)	2,387	(588)
Net interest income after provision for (recovery of) loan losses	27,032	19,452	20,790
Noninterest Income
Service charges on deposit accounts	995	1,027	1,348
Other service fees and commissions	3,061	2,619	2,687
Interchange and card transaction fees, net	1,181	917	826
Gain (loss) on sale of securities	991	71	(35)
Realized/unrealized gain (loss) on equity security	(31)	451	—
Income from mortgage banking	11,294	14,714	3,835
Supplemental executive retirement plan gain (loss)	942	332	(51)
Other income	499	746	395
Total noninterest income	18,932	20,877	9,005
Noninterest Expense
Salaries and employee benefits	21,637	19,874	17,122
Net occupancy expense	1,738	1,781	1,693
Equipment expense	754	803	720
Data processing costs	680	669	706
Loan costs	803	583	359
Foreclosed real estate expense	—	12	300
Professional fees and services	955	927	929
Marketing and donations	1,306	972	758
Electronic banking expense	393	414	424
Software amortization and maintenance	1,380	1,263	925
FDIC insurance	228	301	132
Supplemental executive retirement plan gain (loss)	942	332	(51)
Other noninterest expense	2,302	1,954	1,920
Total noninterest expense	33,118	29,885	25,937
Income before income taxes	12,846	10,444	3,858
Income taxes	2,763	2,337	771
Net income	$10,083	$8,107	$3,087
Consolidated net income	$10,083	$8,107	$3,087
Less: Net income attributable to noncontrolling interest	(565)	(567)	(564)
Net income attributable to Uwharrie Capital Corp and common shareholders	9,518	7,540	2,523
Net income per common share
Basic	$1.33	$1.03	$0.33
Diluted	$1.33	$1.03	$0.33
Weighted average common shares outstanding
Basic	7,179,402	7,344,695	7,563,545
Diluted	7,179,402	7,344,695	7,563,545

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(dollars in thousands)
Net Income	$10,083	$8,107	$3,087
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(5,906)	5,055	2,584
Related tax effect	1,373	(1,163)	(595)
Reclassification of (gain) loss recognized in net income	(991)	(71)	35
Related tax effect	213	16	(7)
Total other comprehensive income (loss)	(5,311)	3,837	2,017
Comprehensive income	4,772	11,944	5,104
Less: Comprehensive income attributable to noncontrolling interest	(565)	(567)	(564)
Comprehensive income attributable to Uwharrie Capital Corp	$4,207	$11,377	$4,540

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2021, 2020 and 2019

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2018	7,126,541	$8,908	$12,885	$14,421	$(1,694)	$10,655	$45,175
Net Income	—	—	—	2,523	—	564	3,087
Repurchase of common stock	(168,683)	(211)	(639)	—	—	—	(850)
2% stock dividend	138,062	173	538	(711)	—	—	—
Cash paid – fractional shares	—	—	—	(7)	—	—	(7)
Other comprehensive income	—	—	—	—	2,017	—	2,017
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(416)	(416)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(148)	(148)
Balance, December 31, 2019	7,095,920	$8,870	$12,784	$16,226	$323	$10,655	$48,858
Net Income	—	—	—	7,540	—	567	8,107
Repurchase of common stock	(181,558)	(227)	(764)	—	—	—	(991)
2% stock dividend	137,781	172	587	(759)	—	—	—
Cash paid – fractional shares	—	—	—	(7)	—	—	(7)
Other comprehensive income	—	—	—	—	3,837	—	3,837
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(418)	(418)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2020	7,052,143	$8,815	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	9,518	—	565	10,083
Repurchase of common stock	(298,700)	(373)	(2,271)	—	—	—	(2,644)
3% stock dividend	206,113	258	1,696	(1,954)	—	—	—
Cash paid – fractional shares	—	—	—	(13)	—	—	(13)
Other comprehensive loss	—	—	—	—	(5,311)	—	(5,311)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(417)	(417)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(148)	(148)
Balance, December 31, 2021	6,959,556	$8,700	$12,032	$30,551	$(1,151)	$10,655	$60,787

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$10,083	$8,107	$3,087
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,125	1,129	1,074
Right of use asset amortization	337	329	313
Provision for (recovery of) loan losses	(917)	2,387	(588)
(Gain) loss on sale of investment securities available for sale	(991)	(71)	35
Gain on sale of mortgage loans	8,645	9,401	2,877
(Gain) loss on sale of premises and equipment	(23)	69	(6)
(Gain) loss on sale of OREO	—	(24)	40
OREO write-downs	—	21	237
Realized/unrealized (gain) loss on equity securities	31	(451)	—
Net amortization of premium on investment securities available for sale	1,716	537	555
Net amortization of premium on investment securities held to maturity	153	145	139
Amortization of loan servicing rights	1,589	1,132	831
Originations and purchases of mortgage loans for sale	(334,132)	(342,680)	(124,973)
Proceeds from sale of mortgage loans for sale	310,762	328,160	123,134
Mortgage banking derivatives	466	(1,685)	—
Loan servicing assets	(2,710)	(3,366)	(704)
Accrued interest receivable	(31)	(857)	97
Prepaid assets	178	(432)	(156)
Cash surrender value of life insurance	(130)	(140)	(125)
Miscellaneous other assets	1,925	(390)	1,125
Deferred income taxes	143	(151)	15
Accrued interest payable	(14)	(34)	39
Miscellaneous other liabilities	(1,753)	1,021	(6)
Net cash provided (used) by operating activities	(3,548)	2,157	7,040
Cash flows from investing activities
Proceeds from sale of investment securities available for sale	49,280	17,358	3,351
Proceeds from sale of equity securities	929	—	—
Proceeds from maturities, calls and paydowns of securities available for sale	22,200	11,206	23,919
Proceeds from maturities, calls and paydowns of securities held to maturity	2,253	5,656	270
Purchase of investment securities available for sale	(217,926)	(127,035)	(22,466)
Purchase of investment securities held to maturity	(5,000)	(20,580)	(3,000)
Purchase of equity securities	—	(901)	—
Purchase of investments in other assets	(314)	(1,120)	—
Proceeds from sale of investments in other assets	1,120	—	—
Net change in restricted stock	245	(22)	(50)
Net (increase) decrease in loans	47,504	(109,757)	12,034
Purchase of premises and equipment	(765)	(720)	(1,576)
Proceeds from sale of premises, equipment and other assets	340	94	189
Proceeds from sale of OREO	—	497	543
Net cash provided (used) by investing activities	(100,134)	(225,324)	13,214
Cash flows from financing activities
Net increase in deposit accounts	93,556	157,318	18,977
Net increase (decrease) in federal funds purchased and other short-term borrowings	371	84	(564)
Proceeds from long-term borrowings	20,000	1,000	9,992
Debt issuance costs	(481)	—	—
Repayment of long-term borrowings	(1,000)	—	(9,974)
Repurchase of common stock, net	(2,644)	(991)	(850)
Dividends paid on preferred stock (noncontrolling interest)	(565)	(567)	(564)
Cash paid for fractional shares	(13)	(7)	(7)
Net cash provided by financing activities	109,224	156,837	17,010
Increase (decrease) in cash and cash equivalents	5,542	(66,330)	37,264
Cash and cash equivalents, beginning of year	88,868	155,198	117,934
Cash and cash equivalents, end of year	$94,410	$88,868	$155,198
Supplemental disclosures of cash flow information
Interest paid	$1,530	$2,250	$3,526
Income taxes paid	2,741	2,271	933
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	(5,311)	3,837	2,017
Initial right of use asset for leased properties	—	—	2,256
Initial lease liability for leased properties	—	—	2,308
Extension of right of use asset for leased properties	—	821	—
Extension of lease liability for leased properties	—	874	—
Loans transferred to foreclosed real estate	—	—	267
Company financed OREO	—	90	(70)

The accompanying notes are an integral part of the consolidated financial statements.

Note 1 - Significant Accounting Policies

Nature of Business

Uwharrie Capital Corp (the “Company”) was incorporated under North Carolina law for the purpose of becoming the holding company for Bank of Stanly (“Stanly”). On July 1, 1993, Stanly became a wholly owned subsidiary of the Company through a one-for-one exchange of the common stock of Stanly for common stock of the Company. On September 1, 2013, Bank of Stanly changed its name to Uwharrie Bank (“Uwharrie” or the “Bank”).

Uwharrie was incorporated on September 28, 1983, under the laws of the State of North Carolina and began operations on January 26, 1984 in Albemarle, North Carolina. Deposits with Uwharrie are insured by the Federal Deposit Insurance Corporation (“FDIC”). Uwharrie is under regulation of the Federal Reserve, the FDIC and the North Carolina Commissioner of Banks. In North Carolina, Uwharrie has ten branch locations that provide a wide range of deposit accounts, commercial, consumer, home equity and residential mortgage loans, safe deposit boxes and automated banking.

In 1987, Uwharrie established a wholly owned subsidiary, BOS Agency, Inc. (“BOS Agency”), which engages in insurance product sales. In 1989, Uwharrie established a second wholly owned subsidiary, BOS Financial Corporation, for the purpose of conducting business as a “broker dealer” in securities. During 1993, BOS Financial Corporation changed its name to The Strategic Alliance Corporation (“Strategic Alliance”) and was registered as a “broker dealer” and is regulated by the Financial Industry Regulatory Authority (“FINRA”).

The Company formed a new subsidiary, Strategic Investment Advisors, Inc. (“SIA”), during 1998 to provide investment advisory and asset management services. This subsidiary is registered as an investment advisor with the Securities and Exchange Commission. During 2015, SIA changed its name to Uwharrie Investment Advisors, Inc. (“UIA”).

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly owned subsidiary of Uwharrie Capital Corp as Anson Bank & Trust Company (“Anson”), operating out of its main office branch in Wadesboro. Anson was consolidated into Uwharrie Bank effective September 1, 2013.

On August 4, 2000, Uwharrie acquired another subsidiary, Gateway Mortgage, Inc. (“Gateway”), a mortgage origination company. This company is currently inactive and does not affect the Company’s consolidated financial statements.

On April 10, 2003, the Company capitalized a new wholly owned subsidiary bank, Cabarrus Bank & Trust Company (“Cabarrus”), located in Concord, North Carolina. As of that date, Cabarrus purchased two branch offices located in Cabarrus County from Uwharrie to begin its operation. Cabarrus operated as a commercial bank and provided a full range of banking services. Cabarrus was consolidated into Uwharrie Bank effective September 1, 2013.

On April 7, 2004 Uwharrie Mortgage, Inc. was established as a subsidiary of the Company to serve in the capacity of trustee and substitute trustee under deeds of trust.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Uwharrie, UIA and Uwharrie’s subsidiaries, BOS Agency and Strategic Alliance. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 1 - Significant Accounting Policies (Continued)

Risks and Uncertainties

Congress, the President, the Federal Reserve, and other federal agencies have taken several actions designed to mitigate the economic fallout of the COVID-19 pandemic. Most notably, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act was, signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent or mitigate a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. As the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. The Consolidated Appropriations Act, 2021, or CAA, was signed into law on December 27, 2020 and extends certain provisions under the CARES Act. It is possible that Congress will enact supplementary COVID-19 response legislation.

The Company continues to assess the impact of the CARES Act, CAA and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations. While it is not possible to know the full extent of the damage to the U.S. and local economies that have been created by the impact of COVID-19, the following are certain areas that could be adversely impacted:

Financial position and results of operations

The Company’s interest income could be reduced due to COVID-19. The Company worked with customers affected by the pandemic to defer payments, interest and fees. Based on U.S. generally accepted accounting principles, or GAAP, the interest and fees will continued to accrue during the deferment period. At this time, the Company is unable to project the materiality potential credit losses, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods. As such, interest income in future periods could be negatively impacted.

Lending operations and accommodations to borrowers

As outlined in the CARES Act, and encouraged through guidance by federal banking agencies, the Company is provided a payment deferral option for commercial and consumer loans adversely affected by the pandemic. In accordance with the CARES Act, these modifications were not required to be reported as troubled debt restructurings if (i) the loan modification is made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The CAA extended the applicable period of the CARES Act, as related to troubled debt restructurings, to the earlier of January 1, 2022 or 60 days after the date the national emergency concerning COVID-19 terminates. The Company initially provided up to a three-month deferral period or conversion to interest only repayment for up to three months to allow for re-evaluation in a timely manner based on the economic impact at that time. As of December 31, 2021, the Company had no current outstanding loans modified for reasons related to the COVID-19 pandemic.

The Paycheck Protection Program (“PPP”), which is administered by the U.S. Small Business Administration (“SBA”), was created as part of the CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2020, the Company had funded 1,202 PPP loans representing $81 million. Of the loans funded during 2020, 1,161 loans totaling $80.4 million had been paid off or forgiven by the SBA as of December 31, 2021.  The CAA established another round of PPP loan funding for certain eligible borrowers, and the Company assisted these borrowers in obtaining a first or second draw loan. During 2021, the Company funded 879 second round PPP loans totaling $46.4 million. Of the loans funded during the second round, 581 loans totaling $31.1 million had been paid off or forgiven by the SBA as of December 31, 2021. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

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

Note 1 - Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-earning deposits with banks.”

Investment Securities Available for Sale

Investment securities available for sale consist of United States Treasuries, United States Government agencies, Government Sponsored Enterprise (GSE) mortgage-backed securities and collateralized mortgage obligations (CMOs), Federal Family Education Loan Program (FFELP) student loan asset-backed securities, corporate bonds and state and political subdivision bonds. Unrealized holding gains and losses on available for sale securities are reported as a net amount in other comprehensive income, net of income taxes. Gains and losses on the sale of available for sale securities are determined using the specific identification method and recorded on a trade basis. Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities, to their fair value. Such write-downs would be included in earnings as realized losses to the extent the losses are associated with the credit quality of the issuer. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Investment Securities Held to Maturity

Investment securities held to maturity consist of United States Government agencies, corporate bonds and state and political subdivision bonds. The Company has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans Held for Investment

The Company divides the loans it originates into two segments, commercial and noncommercial loans. Commercial loans are broken down into the following classes: commercial loans, real estate commercial loans, other real estate construction loans and other loans. Noncommercial loans are divided into the following classes: real estate 1-4 family construction loans, real estate 1-4 family residential loans, home equity loans and consumer loans. The ability of the Company’s borrowers to honor their contracts is largely dependent upon the real estate and general economic conditions in the Company’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The exception to this policy is credit card loans that remain in accrual status 90 days or more until they are paid current or charged off.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these impaired loans is accounted for on a cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Generally, a minimum of six months of sustained performance is required.

Note 1 - Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses. The provision for loan losses is expensed to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company has different specific risks identified within the loan segments. Specific risks within the commercial loan segment arise with borrowers that are experiencing diminished operating cash flows, depreciated collateral values or prolonged sales and rental absorption periods. Concentrations within the portfolio, if unmanaged, pose additional risk. Occasionally, the Company will purchase participation loans from other institutions. If these loans are not independently underwritten by the Bank, they could carry additional risk. Generally, owner-occupied commercial real estate loans carry less risk than non-owner occupied. Specific risks within the non-commercial portfolio tend to be tied to economic factors including high unemployment rates and decreased real estate values. Risk to the Company is greater as home values deteriorate more rapidly than amortization in a loan, leaving little to no equity in properties, especially in junior lien positions. Concentration in the portfolio, such as home equity lines of credit, could pose additional risk if not appropriately managed.

The allowance for loan losses is evaluated both individually and collectively by loan class on a regular basis by management. Loans are collectively evaluated based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Individually evaluated loans are based upon discounted cash flows or the net realizable value of the collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgment about information available to them at the time of their assessment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Homogeneous loans are collectively evaluated by loan class for impairment. However, once a loan is deemed impaired, it will be evaluated individually for specific impairment.

Troubled debt restructure loans (TDRs) are modifications of a loan when a borrower is experiencing financial difficulty and the modification involves providing a concession to the existing loan contract. TDRs are considered to be impaired loans and are individually evaluated for impairment.

The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and volatility. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience, thus deriving the estimated loss scenario by FDIC call report codes. Together, these components, as well as a reserve for qualitative factors based on management’s discretion of economic conditions and portfolio concentrations, form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

Loan Servicing Assets

The Company capitalizes mortgage and U.S. Small Business Administration (SBA) loan servicing rights when loans are sold and the loan servicing is retained. Servicing revenue is recognized in the statement of income as a component of other noninterest income. The amortization of servicing rights is realized over the estimated period that net servicing revenues are expected to be received. These projections are based on the amount and timing of estimated future cash flows. The amortization of servicing rights is recognized in the statement of income as an offset to other noninterest income. Servicing assets are periodically evaluated for impairment based upon their fair value. Fair value is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance and charged to other expense.

Note 1 - Significant Accounting Policies (Continued)

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

During the term of the IRLC, the Company is exposed to the risk that the interest rate will change from the rate quoted to the borrower. In an effort to mitigate interest rate risk, the Company enters into mortgage forward sales commitments on a mandatory basis for future delivery of residential mortgage loans after an interest rate lock is committed to the borrower. Mandatory commitments require that the loan must be delivered to the investor or a pair-off fee be paid. These forward commitments are recorded at fair value in the mortgage banking derivatives asset or liability, and changes in fair value are recorded to income from mortgage banking within the consolidated statement of income. The fair value of the forward commitments is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date.

The Company also enters into purchase and sale agreements of to-be-announced mortgage-backed securities trades (TBAs). A TBA trade is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from IRLCs. TBAs are accounted for as derivatives under Accounting Standards Codification (ASC) 815, issued by the Financial Accounting Standards Board (FASB), when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value in the mortgage banking derivatives liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of December 31, 2021 and December 31, 2020.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at December 31, 2021
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$28,939	$1,016
Forward sales commitments	8,417	253
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	44,000	50

Balance at December 31, 2020
Included in mortgage banking derivatives asset:
Interest rate lock commitments	66,452	2,073
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Forward sales commitments	47,260	388
To-be-announced mortgage-backed securities trades	—	—

Note 1 - Significant Accounting Policies (Continued)

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate

Real estate properties acquired through foreclosure or other proceedings are initially recorded at fair value less costs to sell upon foreclosure, establishing a new cost basis. Annually, valuations are performed and the foreclosed property is adjusted to the lower of cost or fair value of the properties, less costs to sell. Any write-down at the time of transfer to foreclosed properties is charged to the allowance for loan losses. Subsequent write-downs are charged to noninterest expense, and costs related to the improvement of the property are capitalized if the fair value less cost to sell will allow it. If not, these costs are expensed also.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Additions and major replacements or betterments which extend the useful lives of premises and equipment are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation is computed principally by the straight-line method over estimated useful lives, except in the case of leasehold improvements, which are amortized over the term of the leases, if shorter. Useful lives range from five to seven years for furniture, fixtures and equipment, to ten to thirty-nine years for leasehold improvements and buildings, respectively. Upon retirement or other disposition of the assets, the cost and the related accumulated depreciation are removed from the accounts and any gains or losses are reflected in income. Right-of-use (ROU) assets that are recognized at the initial adoption of a lease arrangement are included in premises and equipment. More information regarding ROU assets can be found in Note 8 (Leases).

Restricted Stock

As a requirement for membership, the Bank invests in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these investments, the Company estimated that fair value approximates cost and that these investments were not impaired.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. As of December 31, 2021 and December 31, 2020, there are no outstanding awards.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate North Carolina income tax returns. The Bank files a separate South Carolina income tax return. The provision for income taxes in the accompanying consolidated financial statements is provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold. The tax returns for the Company are subject to audit by federal and state taxing authorities for the 2018 fiscal year and thereafter. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense. There were no interest or penalties accrued during the years ended December 31, 2021, 2020 and 2019.

Note 1 - Significant Accounting Policies (Continued)

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

Revenue Recognition

For revenue not associated with financial instruments, loan servicing guarantees and lease contracts, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when the performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, we primarily use the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. We typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied.

For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognize revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions and fees derived from our customers' use of various interchange and ATM/debit card/credit card networks. Network costs associated with debit card and credit card transactions are netted against the related fees from such transactions. For the twelve months ended December 31, 2021, gross interchange and card transaction fees totaled $2.6 million while related network costs totaled $1.4 million. On a net basis, we reported $1.2 million as interchange and card transaction fees in the accompanying Consolidated Statement of Income for the twelve months ended December 31, 2021. For the twelve months ended December 31, 2020 and December 31, 2019, interchange and card transaction fees were $2.1 million and $2.0 million, respectively, on a gross basis while related network costs were $1.2 million and $1.2 million, respectively.

Fair Value of Financial Instruments

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

Note 1 - Significant Accounting Policies (Continued)

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

Mortgage banking derivatives, which are comprised of interest rate lock commitments, mortgage forward sales commitments and to-be-announced mortgage-backed securities trades, are recorded at fair value on a recurring basis. Fair value of the IRLCs is based on projected pull-through rates and anticipated margins based on changes in market interest rates. The Company considers these to be Level 3 valuations.  The fair value of mortgage forward sales commitments and TBAs is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date and is considered to be a Level 2 input.

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

Note 1 - Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale. The following table presents the changes in accumulated other comprehensive income for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Beginning Balance	$4,160	$323	$(1,694)
Accumulated other comprehensive income (loss) before reclassifications, net of $1,373, ($1,163) and ($595) tax effect, respectively	(4,533)	3,892	1,989
Amounts reclassified from accumulated other comprehensive income, net of $213, $16, and ($7) tax effect, respectively (included in noninterest income)	(778)	(55)	28
Net current-period other comprehensive income (loss)	(5,311)	3,837	2,017
Ending Balance	$(1,151)	$4,160	$323

Earnings per Common Share

The Company had no stock options outstanding at December 31, 2021, 2020 and 2019.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. On October 19, 2021, the Company’s Board of Directors declared a 3% stock dividend payable on November 23, 2021 to shareholders of record on November 9, 2021. All information presented in the accompanying consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

The computation of weighted average shares used in the calculation of basic and dilutive earnings per share is summarized below:

	2021	2020	2019
Weighted average number of common shares used in computing basic net income per common share	7,179,402	7,344,695	7,563,545
Effect of dilutive stock options	—	—	—
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,179,402	7,344,695	7,563,545

Noncontrolling Interest

In January 2013 the Company’s subsidiary bank issued a total of $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital at each bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation and name change.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 1 - Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. During 2019, the effective date was extended to fiscal years beginning on or after December 15, 2022 for public entities that qualify as smaller reporting companies, per the Securities and Exchange Commission definition, which currently includes the Company. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have entered into a contract to outsource our current model with a CECL-ready vendor. We are currently working on setting, and supporting, the model assumptions for the various methods of determining credit losses within the CECL methodology supported by the software. The impact of the adoption is dependent on loan portfolio composition and credit quality at adoption date, as well as economic conditions and forecasts at that time.

ASC 848, “Reference Rate Reform,” was set forth to eliminate certain reference rates and introduce new reference rates that are based on a larger, more liquid population of observable transactions that are less vulnerable to manipulation. The reference rate reform will discontinue the use of certain widely used reference rates such as the London Interbank Offered Rate, or LIBOR. In response to likely challenges arising from contract modifications due to reference rate reform, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” in March 2020 to provide optional expedients and exceptions for applying GAAP to contract modifications. As such, modifications to debt contracts may be accounted for as a continuation of the existing contract by prospectively adjusting the effective interest rate. This amendment can be applied beginning March 12, 2020 and will sunset December 31, 2022.  The Company currently holds loan contracts that reference LIBOR, and is evaluating the most effective manner in which to modify those contracts, but does not anticipate material financial impact.

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

Reclassification

Certain amounts in the 2020 and 2019 financial statements have been reclassified to conform to the 2021 presentation. These reclassifications do not have a material impact on net income or shareholders’ equity.

Note 2 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$26,675	$16	$310	$26,381
U.S. Government agencies	40,066	172	426	39,812
GSE - Mortgage-backed securities and CMOs	121,994	190	1,736	120,448
Asset-backed securities	43,383	875	60	44,198
State and political subdivisions	89,786	892	1,201	89,477
Corporate bonds	9,928	148	55	10,021
Total securities available for sale	$331,832	$2,293	$3,788	$330,337

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$175	$1	$—	$176
State and political subdivisions	15,626	1,096	—	16,722
Corporate bonds	15,000	196	49	15,147
Total securities held to maturity	$30,801	$1,293	$49	$32,045

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government agencies	$36,804	$611	$26	$37,389
GSE - Mortgage-backed securities and CMOs	39,720	1,844	68	41,496
Asset-backed securities	38,536	748	3	39,281
State and political subdivisions	67,148	2,107	91	69,164
Corporate bonds	3,902	281	—	4,183
Total securities available for sale	$186,110	$5,591	$188	$191,513

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$459	$11	$—	$470
State and political subdivisions	17,748	1,382	—	19,130
Corporate bonds	10,000	—	—	10,000
Total securities held to maturity	$28,207	$1,393	$—	$29,600

At December 31, 2021 and December 31, 2020, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $509,000 for both periods. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $411,000 and $657,000 at December 31, 2021 and December 31, 2020, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated the fair value approximated cost and that these investments were not impaired at December 31, 2021.

Note 2 - Investment and Equity Securities (Continued)

Results from sales of securities available for sale for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(dollars in thousands)
Gross proceeds from sales	$49,280	$17,358	$3,351
Realized gains from sales	$1,505	$85	$—
Realized losses from sales	(514)	(14)	(35)
Net realized gains (losses)	$991	$71	$(35)

At December 31, 2021 and 2020 securities available for sale with a carrying amount of $104.9 million and $82.8 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and December 31, 2020. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At December 31, 2021, the unrealized losses on available for sale securities less than twelve months related to three U.S. Treasury bonds, fourteen government agency bonds, thirty government sponsored enterprise (GSE) mortgage-backed securities, five asset-backed securities, thirty-four state and political subdivision bonds and three corporate bonds. There were eight corporate held to maturity bonds that had been in a loss position less than twelve months at December 31, 2021. At December 31, 2020, the unrealized loss on available for sale securities less than twelve months related to four government agency bonds, three GSE mortgage-backed securities, two asset-backed securities and ten state and political subdivision bonds. The Company had two government agency bonds, one GSE mortgage-backed security and nine state and political subdivision bonds that had been in a loss position for more than twelve months at December 31, 2021.

December 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$16,306	$310	$—	$—	$16,306	$310
U.S. Government agencies	19,702	396	2,313	30	22,015	426
GSE - Mortgage-backed securities and CMOs	93,928	1,607	4,210	129	98,138	1,736
Asset-backed securities	8,531	60	—	—	8,531	60
State and political subdivisions	52,959	892	9,272	309	62,231	1,201
Corporate bonds	5,945	55	—	—	5,945	55
Total securities available for sale	$197,371	$3,320	$15,795	$468	$213,166	$3,788

December 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
Corporate bonds	$5,201	$49	$—	$—	$5,201	$49
Total securities held to maturity	$5,201	$49	$—	$—	$5,201	$49

Note 2 - Investment and Equity Securities (Continued)

December 31, 2020	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Government agencies	$5,061	$26	$—	$—	$5,061	$26
GSE - Mortgage-backed securities and CMOs	10,263	68	—	—	10,263	68
Asset-backed securities	2,686	3	—	—	2,686	3
State and political subdivisions	11,286	91	—	—	11,286	91
Total securities available for sale	$29,296	$188	$—	$—	$29,296	$188

December 31, 2020	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—	$—

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At December 31, 2021, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of December 31, 2021:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
Due within twelve months	$6,106	$6,171
Due after one but within five years	16,157	16,356
Due after five but within ten years	98,112	96,959
Due after ten years	211,457	210,851
	$331,832	$330,337

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities held to maturity
Due within twelve months	$305	$307
Due after one but within five years	2,135	2,190
Due after five but within ten years	12,750	12,897
Due after ten years	15,611	16,651
	$30,801	$32,045

Note 2 - Investment and Equity Securities (Continued)

The portion of unrealized gains and losses for the twelve months ended December 31, 2021 and 2020 related to equity securities still held at the reporting date is calculated as follows:

	Twelve Months Ended December 31,
	2021	2020
	(dollars in thousands)
Gross proceeds from sales	$929	$—

Net gains (losses) recognized during the period on equity securities	$(31)	$451
Less: Net gains (losses) recognized from equity securities sold during the period	(18)	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(13)	$451

Note 3 – Loans Held for Investment

The composition of net loans held for investment by class as of December 31, 2021 and 2020 is as follows:

	2021	2020
	(dollars in thousands)
Commercial
Commercial	$73,035	$64,334
SBA Paycheck Protection Program (PPP)	15,840	76,398
Real estate - commercial	150,382	147,229
Other real estate construction loans	28,275	32,920
Other loans	5,496	3,098
Noncommercial
Real estate 1-4 family construction	8,424	7,709
Real estate - residential	78,824	75,000
Home equity	51,003	51,615
Consumer loans	9,579	11,073
	420,858	469,376
Less:
Allowance for loan losses	(4,026)	(4,402)
Deferred loan fees, net	(79)	(1,635)
Loans held for investment, net	$416,753	$463,339

Although the Bank’s loan portfolio is diversified, there is a concentration of mortgage real estate loans, primarily 1 to 4 family residential and construction mortgage loans and home equity loans, which represent 32.9% of total loans. Additionally, there is a concentration in commercial loans (not including PPP loans) secured primarily by real estate, shopping center locations, commercial land development, commercial buildings, equipment, and general commercial loans that represent 59.8% of total loans. There is not a concentration of a particular type of credit in this group of commercial loans. The Company’s loan policies are written to address loan-to-value ratios and collateralization methods with respect to each lending category. Consideration is given to the economic and credit risk of lending areas and customers associated with each category.

The total recorded investment in impaired loans totaled $4.7 million and $8.2 million at December 31, 2021 and 2020, respectively.  Impaired loans are individually evaluated for impairment and consist of non-accrual loans troubled debt restructures. Individually evaluated loans are disclosed in more detail in Note 4 (Allowance for Loan Losses).

The carrying value of foreclosed properties held as other real estate was $0 at December 31, 2021 and 2020. The Company had no residential real estate in process of foreclosure at December 31, 2021. At December 31, 2020, the Company had $51,000 of residential real estate in process of foreclosure.

Note 4 - Allowance for Loan Losses

During 2020, management made adjustments to the allowance for loan losses methodology. The qualitative factors were expanded to include additional reserves for niche lending portfolios of hotel, retained interest in the unguaranteed portion of U.S. Small Business Administration (SBA) Loans (not including PPP loans), and SBA PPP loans. The risk in these portfolios is measurable in addition to the standard probable loss calculation performed on all non-impaired loans.

With the impact of COVID-19 on all industries, the hotel and SBA (non-PPP) loan categories on the Company’s balance sheet have been identified as having elevated credit risk. The SBA (non-PPP) loan category reflects the unguaranteed portion of SBA guaranteed loans originated by the Company. SBA PPP loans, while 100% guaranteed by SBA, could result in some loss if fraud occurs or there are reporting issues or duplicate funding of loans. These additional qualitative factors allocated $132,000 to the reserve during 2020 that was not present at December 31, 2019.

In addition, management eliminated its qualitative factor based on a 21-day weighted average of the VIX index, a real-time index that measures the expectation of the market’s 30-day forward-looking volatility, and replaced it with a multi-factor linear regression encompassing the following economic data: Case Shiller for North Carolina (NC) home price index, NC unemployment rate, 2-year 10-year US Treasury spread, customer sentiment, and a VIX quarterly average factor. This qualitative factor update increased provisions by approximately $379,000 for the year ended December 31, 2020.

There were no significant adjustments to the allowance for loan losses methodology during 2021.

Changes in the allowance for loan losses by loan segment for the years ended December 31, 2021, 2020 and 2019 are presented below (the “other” category represents a one-time impact of re-classification for unfunded commitments’ allowance from the allowance for loan losses to an unfunded commitment liability):

Commercial	2021	2020	2019
	(dollars in thousands)
Balance, beginning of year	$2,753	$1,087	$1,334
Provision (recovery) charged to operations	(803)	1,653	(571)
Charge-offs	(156)	(81)	(11)
Recoveries	635	94	367
Net (charge-offs) recoveries	479	13	356
Other	—	—	(32)
Balance, end of year	$2,429	$2,753	$1,087

Non-Commercial	2021	2020	2019
	(dollars in thousands)
Balance, beginning of year	$1,649	$894	$1,040
Provision (recovery) charged to operations	(114)	734	(17)
Charge-offs	(56)	(53)	(149)
Recoveries	118	74	74
Net (charge-offs) recoveries	62	21	(75)
Other	—	—	(54)
Balance, end of year	$1,597	$1,649	$894

Total	2021	2020	2019
	(dollars in thousands)
Balance, beginning of year	$4,402	$1,981	$2,374
Provision (recovery) charged to operations	(917)	2,387	(588)
Charge-offs	(212)	(134)	(160)
Recoveries	753	168	441
Net (charge-offs) recoveries	541	34	281
Other	—	—	(86)
Balance, end of year	$4,026	$4,402	$1,981

Note 4 - Allowance for Loan Losses (Continued)

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at December 31, 2021 and 2020:

December 31, 2021	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$102	$2,573	$2,327	$269,876	$2,429	$272,449
Non-Commercial	112	2,135	1,485	146,195	1,597	148,330
Total	$214	$4,708	$3,812	$416,071	$4,026	$420,779

December 31, 2020	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$53	$5,237	$2,700	$317,094	$2,753	$322,331
Non-Commercial	94	2,917	1,555	142,493	1,649	145,410
Total	$147	$8,154	$4,255	$459,587	$4,402	$467,741

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

December 31, 2021	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$201	$310	$511	$72,524	$73,035	$—
SBA Paycheck Protection Program (PPP)	—	—	—	15,100	15,100
Real estate - commercial	127	292	419	150,124	150,543	—
Other real estate construction	—	—	—	28,275	28,275	—
Real estate 1-4 family construction	—	—	—	8,424	8,424	—
Real estate - residential	559	337	896	78,428	79,324	—
Home equity	—	33	33	50,970	51,003	—
Consumer loans	27	—	27	9,552	9,579	—
Other loans	—	—	—	5,496	5,496	—
Total	$914	$972	$1,886	$418,893	$420,779	$—

December 31, 2020	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$—	$—	$—	$64,334	$64,334	$—
SBA Paycheck Protection Program (PPP)	—	—	—	74,750	74,750
Real estate - commercial	—	2,076	2,076	145,153	147,229	—
Other real estate construction	52	1,039	1,091	31,829	32,920	—
Real estate 1-4 family construction	—	—	—	7,709	7,709	—
Real estate - residential	299	595	894	74,119	75,013	—
Home equity	—	48	48	51,567	51,615	—
Consumer loans	46	—	46	11,027	11,073	—
Other loans	—	—	—	3,098	3,098	—
Total	$397	$3,758	$4,155	$463,586	$467,741	$—

Note 4 - Allowance for Loan Losses (Continued)

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accrual status 90 days or more until they are paid current or charged off.

The composition of non-accrual loans by class as of December 31, 2021 and 2020 is as follows:

	2021	2020
	(dollars in thousands)
Commercial	$310	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	292	2,076
Other real estate construction	—	1,039
Real estate 1-4 family construction	—	—
Real estate - residential	337	595
Home equity	33	48
Consumer loans	—	—
Other loans	—	—
	$972	$3,758

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and to measure the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by the loan officers and reviewed and monitored by the lenders and credit administration on an ongoing basis. The program has eight risk grades summarized in five categories as follows:

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

The tables below summarize risk grades of the loan portfolio by class as of December 31, 2021 and 2020:

December 31, 2021	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$70,235	$2,490	$310	$—	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	—	—	15,100
Real estate - commercial	145,084	4,387	1,072	—	150,543
Other real estate construction	27,966	55	254	—	28,275
Real estate 1-4 family construction	8,424	—	—	—	8,424
Real estate - residential	76,430	2,157	737	—	79,324
Home equity	50,672	298	33	—	51,003
Consumer loans	9,538	41	—	—	9,579
Other loans	5,496	—	—	—	5,496
Total	$408,945	$9,428	$2,406	$—	$420,779

Note 4 - Allowance for Loan Losses (Continued)

December 31, 2020	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$61,828	$2,321	$185	$—	$64,334
SBA Paycheck Protection Program (PPP)	74,750	—	—	—	74,750
Real estate - commercial	143,222	1,113	2,894	—	147,229
Other real estate construction	31,263	344	1,313	—	32,920
Real estate 1-4 family construction	7,709	—	—	—	7,709
Real estate - residential	72,085	2,145	783	—	75,013
Home equity	50,661	661	293	—	51,615
Consumer loans	11,001	19	53	—	11,073
Other loans	3,098	—	—	—	3,098
Total	$455,617	$6,603	$5,521	$—	$467,741

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both December 31, 2021 and 2020, there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class as of December 31, 2021 and 2020:

December 31, 2021	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$72,725	$310	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	15,100
Real estate - commercial	150,251	292	150,543
Other real estate construction	28,275	—	28,275
Real estate 1-4 family construction	8,424	—	8,424
Real estate - residential	78,987	337	79,324
Home equity	50,970	33	51,003
Consumer loans	9,579	—	9,579
Other loans	5,496	—	5,496
Total	$419,807	$972	$420,779

December 31, 2020	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$64,334	$—	$64,334
SBA Paycheck Protection Program (PPP)	74,750	—	74,750
Real estate - commercial	145,153	2,076	147,229
Other real estate construction	31,881	1,039	32,920
Real estate 1-4 family construction	7,709	—	7,709
Real estate - residential	74,418	595	75,013
Home equity	51,567	48	51,615
Consumer loans	11,073	—	11,073
Other loans	3,098	—	3,098
Total	$463,983	$3,758	$467,741

Note 4 - Allowance for Loan Losses (Continued)

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a valuation analysis is performed and a specific reserve is allocated if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class as of December 31, 2021, 2020, and 2019:

	As of December 31, 2021				Year Ended December 31, 2021
		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
	(dollars in thousands)
Commercial	$960	$—	$960	$31	$775	$47
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate - commercial	1,613	—	1,613	71	3,122	97
Other real estate construction	—	—	—	—	208	—
Real estate 1-4 family construction	—	—	—	—	—	—
Real estate - residential	2,103	777	1,326	111	2,625	128
Home equity	32	2	30	1	157	9
Consumer loans	—	—	—	—	6	—
Total	$4,708	$779	$3,929	$214	$6,893	$281

	As of December 31, 2020				Year Ended December 31, 2020
		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
	(dollars in thousands)
Commercial	$651	$—	$651	$20	$425	$27
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate - commercial	3,547	2,076	1,471	33	3,581	111
Other real estate construction	1,039	1,039	—	—	886	—
Real estate 1-4 family construction	—	—	—	—	—	—
Real estate - residential	2,856	1,416	1,440	84	3,095	146
Home equity	48	15	33	10	67	2
Consumer loans	13	—	13	—	18	1
Total	$8,154	$4,546	$3,608	$147	$8,072	$287

	As of December 31, 2019				Year Ended December 31, 2019
		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
	(dollars in thousands)
Commercial	$4	$—	$4	$—	$6	$—
Real estate - commercial	3,612	1,923	1,689	29	2,273	145
Other real estate construction	44	—	44	3	64	3
Real estate 1-4 family construction	—	—	—	—	—	—
Real estate - residential	3,070	987	2,083	99	3,010	159
Home equity	82	13	69	10	116	5
Consumer loans	23	—	23	—	27	2
Total	$6,835	$2,923	$3,912	$141	$5,496	$314

Note 5 – Troubled Debt Restructures

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

At December 31, 2021, the Company had $3.8 million in TDRs outstanding, of which one with a balance totaling $39,000 was on a non-accruing basis.  Comparatively, the Company had $4.4 million of outstanding TDRs, of which one with a balance of $46,000 was on a non-accruing basis, at December 31, 2020.

For the twelve months ended December 31, 2021, 2020 and 2019, the following table presents a breakdown of the types of concessions made by loan class:

Year Ended December 31, 2021
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	—	$—	$—
Other:
Commercial	1	$648	$648
Real estate - commercial	2	1,223	1,223
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	3	468	468
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	6	$2,339	$2,339
Total	6	$2,339	$2,339

Note 5 – Troubled Debt Restructures (Continued)

Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	—	$—	$—
Other:
Commercial	1	$649	$649
Real estate - commercial	1	829	829
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	4	486	486
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	6	$1,964	$1,964
Total	6	$1,964	$1,964

Year Ended December 31, 2019
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	—	$—	$—
Other:
Commercial	1	$50	$4
Real estate - commercial	1	1,629	838
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	3	261	219
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	5	$1,940	$1,061
Total	5	$1,940	$1,061

Note 5 – Troubled Debt Restructures (Continued)

During the twelve months ended December 31, 2021, there were no TDRs for which there was a payment default. There was one payment default in 2020 and one payment default on a TDR in 2019. A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement. The outstanding balance of TDRs at December 31, 2021 was $3.8 million of which $39,000 was in non-accrual status. Comparatively, the outstanding balance of TDRs at December 31, 2020 was $4.4 million of which $46,000 was not accruing interest.

As previously mentioned, the Company considers TDRs to be impaired loans and has $153,000 in the allowance for loan loss as of December 31, 2021, as a direct result of these TDRs. At December 31, 2020 and 2019 there was $137,000 and $117,000 in the allowance for loan loss related to TDRs, respectively.

The following table presents the status of the types of types of loans modified as TDRs within the previous twelve months as of December 31, 2021, 2020 and 2019:

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
	(dollars in thousands)
December 31, 2021
Below market interest rate	1	$218	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Other	7	1,079	6	2,339	—	—	—	—
Total	8	$1,297	6	$2,339	—	$—	—	$—

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
	(dollars in thousands)
December 31, 2020
Below market interest rate	—	$—	1	$219	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Other	5	374	5	1,745	—	—	1	41
Total	5	$374	6	$1,964	—	$—	1	$41

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
(dollars in thousands)
December 31, 2019
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Other	1	37	5	1,940	—	—	—	—
Total	1	$37	5	$1,940	—	$—	—	$—

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, allowed the Company to suspend the TDR classifications described above in an effort to provide relief to borrowers impacted by COVID-19. The Consolidated Appropriations Act, 2021 (CAA), which was signed into law on December 27, 2020, extended the expiration of TDR suspensions as set forth in the CARES Act until the earlier of (i) January 1, 2022 or (ii) 60 days after the national emergency terminates. The Company elected to adopt this suspension until January 1, 2022 in accordance with the CAA. Modifications of loans subsequent to March 1, 2020 for COVID-19 reasons, and that were current as of December 31, 2019, were not considered TDRs and were tracked internally as “COVID-19 Modifications”.

As of December 31, 2021, the Company had no current outstanding loans modified for COVID-19 related reasons. Additionally, 208 previously modified loans with outstanding balances totaling $52.9 million have come out of deferment. Of the loans removed from deferment, 56 with balances totaling $12.3 million were paid-off, 146 loans totaling $40.0 million were out of accommodation and current at December 31, 2021, 3 loans totaling $404,000 were out of accommodation and 30 days or more past due and 3 loans totaling $167,000 were removed due to noncompliance.

Note 6 – Loan Servicing Assets

The principal balance of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were approximately $702.3 million and $599.3 million at December 31, 2021 and 2020, respectively. The carrying value of capitalized servicing rights, net of valuation allowances, is included in other assets. A summary of loan servicing rights follows:

	2021	2020	2019
	(dollars in thousands)
Beginning of year servicing rights:	$3,957	$1,723	$1,850
Amounts capitalized	2,710	3,366	694
Amortization	(1,589)	(1,132)	(821)
Impairment	—	—	—
End of year	$5,078	$3,957	$1,723

Amortization expense is estimated as follows:

Year ending December 31,
(dollars in thousands)
2022	$1,199
2023	1,038
2024	877
2025	715
2026	554
Thereafter	695
Total	$5,078

The amortization does not anticipate or pro-forma loan prepayments.

The fair value of loan servicing rights was $5.5 million and $4.1 million at December 31, 2021 and 2020, respectively. The key assumptions used to value mortgage servicing rights were as follows:

	2021	2020
Weighted average remaining life	286 months	281 months
Weighted average discount rate	12%	12%
Weighted average coupon	3.29%	3.54%
Weighted average prepayment speed	206%	287%

Note 7 - Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31, 2021 and 2020 are listed below:

	2021	2020
	(dollars in thousands)
Land	$3,090	$3,155
Building and improvements	13,986	14,303
ROU assets	2,101	2,437
Furniture and equipment	9,718	9,221
Total fixed assets	28,895	29,116
Less accumulated depreciation	12,908	12,134
Net fixed assets	$15,987	$16,982

Depreciation expense was $1.1 million for the years ended December 31, 2021, 2020 and 2019, and is included in net occupancy expense.

ROU assets are discussed further in Note 8 – Leases.

Note 8 – Leases

Our leases relate to three office locations, two of which are branch locations, with remaining terms of four to eight years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2021, operating lease ROU assets were $2.1 million and the lease liability was $2.2 million. Operating lease ROU assets were $2.4 million and the lease liability was $2.6 million at December 31, 2020. The table below depicts information related to the Company’s leases:

	Twelve Months Ended December 31,
	2021	2020
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$390	$382
ROU assets obtained in exchange for new operating lease liabilities	2,101	2,437
Weighted-average remaining lease term - operating leases, in years	5.9	6.9
Weighted-average discount rate - operating leases	2.5%	2.4%

Total rental expense related to the operating leases was $390,292, $381,622, and $371,327 for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in net occupancy expense. A table detailing the lease payments associated with the aforementioned properties is below.

December 31,
(dollars in thousands)
2022	$400
2023	408
2024	417
2025	428
2026	387
Thereafter	365
Total lease payments	2,405
Less: Interest	(178)
Present value of lease liabilities	$2,227

Note 9 - Deposits

The composition of deposits at December 31, 2021 and 2020 is as follows:

	2021		2020
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Demand noninterest-bearing	$239,422	29%	$205,788	28%
Interest checking and money market	422,942	50%	381,502	51%
Savings	103,341	12%	74,792	10%
Time deposits $250,000 and over	23,720	3%	28,825	4%
Other time deposits	47,327	6%	52,289	7%
Total	$836,752	100%	$743,196	100%

The maturities of fixed-rate time deposits at December 31, 2021 are reflected in the table below:

	Time Deposits	Other
Year ending December 31,	$250,000 and Over	Time Deposits
	(dollars in thousands)
2022	22,364	33,104
2023	1,356	7,619
2024	—	1,538
2025	—	1,733
2026	—	3,333
Thereafter	—	—
Total	$23,720	$47,327

Note 10 - Short-Term Borrowed Funds

The following tables set forth certain information regarding the amounts, year-end weighted average rates, average balances, weighted average rate, and maximum month-end balances for short-term borrowed funds, at and during 2021 and 2020:

	2021		2020
	Amount	Rate	Amount	Rate
	(dollars in thousands)
At year-end
Federal funds purchased	$—	—	$—	—
Master notes and other short-term borrowings	1,081	0.25%	710	0.22%
Notes payable	—	—	—	—
Short-term line of credit	—	—	—	—
Short-term advances from FHLB	—	—	—	—
	$1,081	0.25%	$710	0.22%

	2021		2020
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Average for the year
Federal funds purchased	$2	1.54%	$2	0.75%
Master notes and other short-term borrowings	1,041	0.24%	532	0.41%
Notes payable	—	—	—	—
Short-term line of credit	—	—	—	—
Short-term advances from FHLB	246	0.36%	—	—
	$1,289	0.27%	$534	0.42%

	2021	2020
	(dollars in thousands)
Maximum month-end balance
Federal funds purchased	$—	$—
Master notes and other short-term borrowings	1,338	710
Notes payable	—	—
Short-term line of credit	—	—
Short-term advances from FHLB	—	—

Master notes represent an overnight investment in commercial paper issued by the Company to customers of its subsidiary bank, where an agreement is in place.

The subsidiary bank has combined available lines of credit for federal funds and Federal Reserve discount window availability in the amount of $60.6 million at December 31, 2021.

Note 11 - Long-Term Debt

The Company has a line of credit with the Federal Home Loan Bank secured by qualifying first lien and second mortgage loans and commercial real estate loans with eligible collateral value of $93.8 million with the entire amount available at December 31, 2021. There were no long-term advances under this line at December 31, 2021 or at December 31, 2020. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. during 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of December 31, 2021, there was no outstanding balance on the line of credit. This loan carries certain debt covenants, and as of December 31, 2021, the Company was in compliance with all of these covenants.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which the entire $10.0 million was outstanding at December 31, 2021. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the final maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

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

Debt is reported net of unamortized debt issuance costs of $462,000 at December 31, 2021.  There were no unamortized debt issuance costs at December 31, 2020.

As of December 31, 2021, the scheduled maturities of these long-term borrowings are as follows:

Year Ended December 31, 2021
(dollars in thousands)
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	29,992
29,992
Less: unamortized debt issuance costs	(462)
Total	$29,530

Note 12 - Income Tax Matters

The significant components of income tax expense for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
	(dollars in thousands)
Current tax expense:
Federal	$2,311	$2,203	$662
State	309	285	94
Total	2,620	2,488	756
Deferred tax expense (benefit):
Federal	86	(122)	26
State	57	(29)	(11)
Total	143	(151)	15
Net provision for income taxes	$2,763	$2,337	$771

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized below:

	2021	2020	2019
	(dollars in thousands)
Tax computed at the statutory federal rate	$2,698	$2,193	$810
Increases (decrease) resulting from:
Tax exempt interest, net	(283)	(207)	(133)
State income taxes, net of federal benefit	289	202	65
Executive compensation limitation	44	161	—
Other	15	(12)	29
Provision for income taxes	$2,763	$2,337	$771

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(dollars in thousands)
Deferred tax assets relating to:
Allowance for loan losses	$957	$1,036	$478
Deferred compensation	1,043	1,048	1,078
Other	106	88	89
Lease liability	512	588	462
Net unrealized loss on securities available for sale	343	—	—
Total deferred tax assets	2,961	2,760	2,107
Deferred tax liabilities relating to:
Net unrealized gain on securities available for sale	—	(1,242)	(96)
Premises and equipment	(172)	(184)	(184)
Deferred loans fees and costs	(417)	(316)	(159)
Loan servicing	(285)	(220)	(92)
ROU asset	(483)	(560)	(447)
2016-01 unrealized gain	(28)	(104)	—
Total deferred tax liabilities	(1,385)	(2,626)	(978)
Net recorded deferred tax asset	$1,576	$134	$1,129

The net deferred tax asset is included in other assets on the accompanying consolidated balance sheets. The Company has no uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income tax of North Carolina and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2018.

Note 13 - Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The subsidiary bank is party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The subsidiary bank’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Credit card commitments are unsecured.

As of December 31, 2021 and 2020, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2021	2020
	(dollars in thousands)
Commitments to extend credit	$177,706	$127,986
Credit card commitments	19,763	12,821
Standby letters of credit	8,161	8,277
	$205,630	$149,084

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial Instruments with Concentration of Credit Risk

The subsidiary bank makes commercial, agricultural, real estate mortgage, home equity and consumer loans primarily in Stanly, Anson, Cabarrus and Mecklenburg counties in North Carolina. A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in these counties.

Although the Company’s composition of loans is diversified, there is some concentration of mortgage real estate loans, primarily 1-to-4 family residential mortgage loans and in commercial loans secured primarily by real estate, shopping center locations, commercial land development, commercial buildings and equipment in the total portfolio. The Bank’s policy is to abide by real estate loan-to-value margin limits corresponding to guidelines issued by the federal supervisory agencies on March 19, 1993. The Bank’s lending policy for all loans requires that they be supported by sufficient cash flows at the time of origination.

Note 14 - Related Party Transactions

The Company has granted loans to certain directors and executive officers and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectability. All loans to directors and executive officers or their related interests are submitted to the Board of Directors for approval. A summary of loans to directors, executive officers and their related interests follows:

	2021	2020
	(dollars in thousands)
Balance, at beginning of the year	$16,946	$10,295
Beginning balance adjustment	—	2,586
Disbursements during the year	3,726	7,708
Collections during the year	(6,899)	(3,643)
Balance, at end of the year	$13,773	$16,946

During 2020, the Company implemented new procedures to identify loans made to directors, executive officers and their related interests. In order to align the new identification process with the prior year method, a one-time adjustment to the December 31, 2020 beginning balance is reflected in the above table. At December 31, 2021, the Company had approved, but unused lines of credit, totaling $4.9 million to executive officers and directors, and their related interests, compared to $2.9 million at December 31, 2020. In addition, at December 31, 2021, the Company had $39.6 million of deposits for executive officers and directors, and their related interests compared to $30.5 million at December 31, 2020. Preferred stock issued to directors, executive officers and their related interests was $1.3 million at December 31, 2021 compared to $1.2 million at December 31, 2020. Additionally, certain directors have been issued the subordinated debt of the Company. The amount of related interest in the Company’s subordinated debt in 2021 is $1.4 million compared to $1.3 million at December 31, 2020.

Note 15 – Shareholders’ Equity and Regulatory Matters

The Company and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These requirements, among other things, establish minimum levels of capital, restrict the amount of dividends that may be distributed, and require that reserves on deposit liabilities be maintained in the form of vault cash or deposits with the Federal Reserve Bank.

For the reserve maintenance period in effect at December 31, 2021, there was no requirement of the Bank to maintain reserve balances in cash or on deposit with the Federal Reserve Bank as reserves on deposit liabilities.

The Company and its subsidiary bank are subject to federal regulatory risk-based capital guidelines for banks and bank holding companies. Each must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices which measure Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of December 31, 2021, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the capital adequacy rules.

Note 15 – Shareholders’ Equity and Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy and the Company’s consolidated capital ratios are set forth in the table below. The Company expects to meet or exceed these minimums without altering current operations or strategy.

					Minimum to Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
Total Capital to Risk Weighted Assets:
Consolidated	$95,493	16.3%	$46,748	8.0%
Uwharrie Bank	90,688	15.6%	46,628	8.0%	58,285	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	61,937	10.6%	35,061	6.0%
Uwharrie Bank	86,662	14.9%	34,971	6.0%	46,628	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	51,282	8.8%	26,296	4.5%
Uwharrie Bank	76,007	13.0%	26,228	4.5%	37,885	6.5%
Tier 1 Capital to Average Assets:
Consolidated	61,937	6.7%	36,897	4.0%
Uwharrie Bank	86,662	9.4%	36,763	4.0%	45,953	5.0%

					Minimum to Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Total Capital to Risk Weighted Assets:
Consolidated	$59,237	11.7%	$40,675	8.0%
Uwharrie Bank	65,844	13.1%	40,272	8.0%	50,340	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	55,077	10.8%	30,506	6.0%
Uwharrie Bank	61,442	12.2%	30,204	6.0%	40,272	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	44,422	8.7%	22,880	4.5%
Uwharrie Bank	50,787	10.1%	22,653	4.5%	32,721	6.5%
Tier 1 Capital to Average Assets:
Consolidated	55,077	6.9%	32,033	4.0%
Uwharrie Bank	61,442	7.7%	31,828	4.0%	39,785	5.0%

As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company’s subsidiary bank as being well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since such notification that management believes would have changed the categorization.

Note 15 – Shareholders’ Equity and Regulatory Matters (Continued)

In January 2013, the Company’s subsidiary bank issued $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualifies as Tier 1 capital at the subsidiary bank and pays dividends at a rate of 5.30%. The offering raised $7.9 million less issuance costs of $113,000.

During 2013, the Company’s subsidiary bank raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. The offering raised $2.8 million in new capital less total issuance costs of $23,000.

The total net amount of capital raised from Fixed Rate Noncumulative Perpetual Preferred Stock, Series B and Series C issued at the subsidiary bank level is presented as noncontrolling interest in the consolidated balance sheets.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which the entire $10.0 million was outstanding at December 31, 2021. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the final maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

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

All of the Company’s aforementioned investment in its subsidiary bank qualifies for Tier 1 capital treatment for the Bank and is included as such in its year end capital ratios.

Stock Repurchase Program

On February 21, 1995, the Company’s Board of Directors authorized and approved a Stock Repurchase Program, to be reaffirmed annually, pursuant to which the Company may repurchase shares of the Company’s common stock for the primary purpose of providing liquidity to its shareholders. During 2021, the Company repurchased 298,700 shares of outstanding common stock and repurchased 181,558 and 168,683 shares of outstanding common stock during 2020 and 2019, respectively.

Note 16 - Stock Based Compensation

During 2006, the Company adopted the 2006 Incentive Stock Option Plan (“SOP II”) and the Employee Stock Purchase Plan (“SPP II”), under which options to purchase shares of the Company’s common stock may be granted to officers and eligible employees. Options granted under the SOP II are exercisable in established increments according to vesting schedules, generally three to five years, and will expire if not exercised within ten years of the date of grant. Options granted under the SPP II are fully vested at the date of grant and expire if not exercised within two years of the grant date. At December 31, 2021, both the SOP II plan and the SPP II plan had expired with no options outstanding.

As of December 31, 2021, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. There were no options exercised in 2021, 2020 or 2019.

Note 17 - Employee and Director Benefit Plans

Employees’ 401(k) Retirement Plan

The Company has established an associate tax deferred savings plan under Section 401(k) of the Internal Revenue Code of 1986. All associates are eligible to make elective deferrals on the first day of the calendar month coincident or next following the date the associate attains the age of 18 and completes thirty days of eligible service. Employees are 100% vested in the plan once they enroll.

The Company’s annual contribution to the plan was $661,764 in 2021, $488,795 in 2020 and $446,228 in 2019, determined as follows:

•	The Company will contribute a safe harbor matching contribution in an amount equal to 100% of the matched employee contributions that are not in excess of 5% of compensation.
•	A discretionary contribution, subject to approval by the Board of Directors, limited to an amount not to exceed the maximum amount deductible for income tax purposes.

Supplemental Executive Retirement Plan

The Company has implemented a non-qualifying deferred compensation plan for certain executive officers. Certain of the plan benefits will accrue and vest during the period of employment and will be paid in fixed monthly benefit payments for up to ten years upon separation from service. The plan also provides for payment of death benefits and for payment of disability benefits in the event the officer becomes permanently disabled prior to separation from service.

Effective December 31, 2008, this plan was amended and restated to comply with Section 409A of the Internal Revenue Code. The participants’ account liability balances as of December 31, 2008 could be transferred into a trust fund, where investments will be participant-directed.

The plan is structured as a defined contribution plan and the Company’s expected annual funding contribution for the participants has been calculated through the participant’s expected retirement date. Under terms of the agreement, the Company has reserved the absolute right, at its sole discretion, to either fund or refrain from funding the plan. The plans assets are maintained in a rabbi trust and are recorded at fair value with the corresponding liability adjusted to the same fair value.

During the year of 2021, $253,300 was expensed for benefits provided under the plans.  Benefits provided under the plans were $238,300 and $336,800 for years 2020 and 2019, respectively. The liability accrued for deferred compensation under the plan amounted to $4.8 million and $5.3 million at December 31, 2021 and 2020, respectively.

Split-Dollar Life Insurance

The Company has entered into Life Insurance Endorsement Method Split-Dollar Agreements with certain officers. Under these agreements, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officers’ beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. During 2021, 2020, and 2019, the expense associated with these policies was $35,847, $26,173, and $13,107 respectively.

The liability associated with the split-dollar life insurance policies is $848,000 and $812,000 at December 31, 2021 and 2020, respectively.

Stock Grant Plan

During 2015, the Company adopted the 2015 Stock Grant Plan (“SGP”), under which the Company, at its discretion, may choose to make grants or awards of Uwharrie Capital Corp common stock (the “Common Stock”) to employees, directors or independent contractors of the Company or its subsidiaries as an alternate form of compensation or as a performance bonus. Shares of Common Stock to be used for Stock Grants under this Plan will be outstanding shares purchased by a revocable trust formed by the Company (the “Trust”). Participants will be 100% vested in the shares purchased on their behalf as soon as the Trust’s purchase is completed. The Company recognizes expense for the value of the shares at the time they are purchased by the Trust. During 2021 there were 17,676 shares granted at an expense of $120,000 compared to 23,256 shares granted at an expense of $124,000 in 2020 and 14,400 shares granted at an expense of $72,000 in 2019.

Note 18 - Fair Values of Financial Instruments and Interest Rate Risk

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at December 31, 2021 and December 31, 2020, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of December 31, 2021 and December 31, 2020:

	Carrying	Estimated
December 31, 2021	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$94,410	$94,357	$90,924	$3,433	$—
Securities available for sale	330,337	330,337	—	330,337	—
Securities held to maturity	30,801	32,045	—	16,898	15,147
Equity securities	392	392	392	—	—
Loans held for investment, net	416,753	412,585	—	—	412,585
Loans held for sale	21,684	21,684	—	21,684	—
Restricted stock	921	921	921	—	—
Loan servicing assets	5,078	5,509	—	5,509	—
Mortgage banking derivatives	1,269	1,269	—	253	1,016
Accrued interest receivable	2,554	2,554	—	—	2,554

FINANCIAL LIABILITIES
Deposits	$836,752	836,567	$—	$836,567	$—
Short-term borrowings	1,081	1,081	—	1,081	—
Long-term debt	29,530	30,039	—	—	30,039
Mortgage banking derivatives	50	50	—	50	—
Accrued interest payable	7	7	—	—	7

Note 18 - Fair Values of Financial Instruments and Interest Rate Risk (Continued)

	Carrying	Estimated
December 31, 2020	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$88,868	$88,879	$87,623	$1,256	$—
Securities available for sale	191,513	191,513	—	191,513	—
Securities held to maturity	28,207	32,045	—	22,109	9,936
Equity securities	1,352	1,352	1,352	—	—
Loans held for investment, net	463,339	458,706	—	—	458,706
Loans held for sale	6,959	6,959	—	6,959	—
Restricted stock	1,166	1,166	1,166	—	—
Loan servicing assets	3,957	4,054	—	4,054	—
Mortgage banking derivatives	2,073	2,073	—	—	2,073
Accrued interest receivable	2,523	2,523	—	—	2,523

FINANCIAL LIABILITIES
Deposits	$743,196	$743,378	$—	$743,378	$—
Short-term borrowings	710	710	—	710	—
Long-term debt	10,992	10,909	—	—	10,909
Mortgage banking derivatives	388	388	—	388	—
Accrued interest payable	21	21	—	—	21

At December 31, 2021, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. The fair value is not material. See Note 13.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$26,381	$26,381	$—	$—
U.S. Government agencies	39,812	—	39,812	—
GSE - Mortgage-backed securities and CMOs	120,448	—	120,448	—
Asset-backed securities	44,198	—	44,198	—
State and political subdivisions	89,477	—	89,477	—
Corporate bonds	10,021	—	10,021	—
Equity securities	392	392	—	—
Mortgage banking derivatives	1,269	—	253	1,016
Total assets at fair value	$331,998	$26,773	$304,209	$1,016
Mortgage banking derivatives	$50	$—	$50	$—
Total liabilities at fair value	$50	$—	$50	$—

Note 18 - Fair Values of Financial Instruments and Interest Rate Risk (Continued)

	December 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies	$37,389	$—	$37,389	$—
GSE - Mortgage-backed securities and CMOs	41,496	—	41,496	—
Asset-backed securities	39,281	—	39,281	—
State and political subdivisions	69,164	—	69,164	—
Corporate bonds	4,183	—	4,183	—
Equity securities	1,352	1,352	—	—
Mortgage banking derivatives	2,073	—	—	2,073
Total assets at fair value	$194,938	$1,352	$191,513	$2,073
Mortgage banking derivatives	$388	$—	$388	$—
Total liabilities at fair value	$388	$—	$388	$—

The following table provides a reconciliation for recurring Level 3 fair value measurements:

	December 31, 2021
	Mortgage banking derivatives: Interest rate lock commitments	Total
	(dollars in thousands)
Balance at December 31, 2019	$—	$—
Change in fair value:
Included in income from mortgage banking	2,073	2,073
Balance at December 31, 2020	$2,073	$2,073
Change in fair value:
Included in income from mortgage banking	(1,057)	(1,057)
Balance at December 31, 2021	$1,016	$1,016

The fair value of mortgage interest rate lock commitments at December 31, 2021 was calculated based on a notional amount of $28.9 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the twelve months ended December 31, 2021, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 82.47% determined by loan product, loan stage, and loan purpose. The fair value of mortgage interest rate lock commitments at December 31, 2020 was calculated based on a notional amount of $66.5 million. Significant unobservable inputs included estimated net margin to be earned from loan sales, anticipated remaining costs associated with origination of the loan of 0.83%, and a projected pull-through rate of 86.0% at December 31, 2020. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,715	$—	$—	$3,715
Total assets at fair value	$3,715	$—	$—	$3,715
Total liabilities at fair value	$—	$—	$—	$—

Note 18 - Fair Values of Financial Instruments and Interest Rate Risk (Continued)

	December 31, 2020
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,461	$—	$—	$3,461
Total assets at fair value	$3,461	$—	$—	$3,461
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements:

General
December 31, 2021	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

General
December 31, 2020	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At December 31, 2021 and 2020, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.

Note 19 - Parent Company Financial Data

The following is a summary of the condensed financial statements of Uwharrie Capital Corp:

Condensed Balance Sheets

	December 31,
	2021	2020
	(dollars in thousands)
Assets
Cash and demand deposits	$789	$61
Interest-earning deposits	3,764	1,832
Equity securities	392	1,352
Investments in:
Bank subsidiaries	74,856	54,946
Nonbank subsidiaries	520	356
Other assets	940	3,073
Total assets	$81,261	$61,620
Liabilities and shareholders’ equity
Master notes	$1,081	$710
Long term debt	29,530	10,992
Other liabilities	518	1,336
Total liabilities	31,129	13,038
Shareholders’ equity	50,132	48,582
Total liabilities and shareholders’ equity	$81,261	$61,620

Condensed Statements of Income

	2021	2020	2019
	(dollars in thousands)
Equity in undistributed earnings of subsidiaries	$10,949	$5,882	$1,206
Dividends received from subsidiaries	—	2,500	2,750
Interest income	25	56	15
Other income	211	545	41
Interest expense	(776)	(561)	(577)
Other operating expense	(558)	(388)	(578)
Income tax benefit	232	73	230
Net income	$10,083	$8,107	$3,087
Consolidated net income	$10,083	$8,107	$3,087
Less: Net income attributable to noncontrolling interest	(565)	(567)	(564)
Net income attributable to Uwharrie Capital Corp	9,518	7,540	2,523
Net income available to common shareholders	$9,518	$7,540	$2,523
Net income per common share
Basic	$1.33	$1.03	$0.33
Diluted	$1.33	$1.03	$0.33
Weighted average shares outstanding
Basic	7,179,402	7,344,695	7,563,545
Diluted	7,179,402	7,344,695	7,563,545

Note 19 - Parent Company Financial Data (Continued)

Condensed Statements of Cash Flows

	2021	2020	2019
	(dollars in thousands)
Cash flows from operating activities
Net income	$10,083	$8,107	$3,087
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(10,949)	(5,882)	(1,206)
Realized/unrealized (gain) loss on equity securities	31	(451)	—
Amortization of debt issuance costs	19	—	—
(Increase) decrease in other assets	1,013	120	(435)
Increase (decrease) in other liabilities	(818)	(182)	528
Net cash provided (used) by operating activities	(621)	1,712	1,974
Cash flows from investing activities
Proceeds from sale of equity securities	929	—	—
Purchase of equity securities	—	(901)	—
Proceeds from sale of investments in other assets	1,120	—	—
Purchase of investments in other assets	—	(1,120)	—
Net cash provided (used) by investing activities	2,049	(2,021)	—
Cash flows from financing activities
Net increase (decrease) in master notes	371	84	(564)
Net increase (decrease) in long-term debt	(1,000)	1,000	(440)
Net increase in junior subordinated debentures	—	—	458
Proceeds from issuance of junior subordinated debentures	20,000	—	—
Debt issuance costs	(481)	—	—
Net increase in investment in subsidiaries	(15,000)	—	—
Repurchase of common stock, net	(2,644)	(991)	(850)
Cash paid for fractional shares	(13)	(7)	(7)
Other, net	(1)	1	1
Net cash provided (used) by financing activities	1,232	87	(1,402)
Net increase (decrease) in cash and cash equivalents	2,660	(222)	572
Cash and cash equivalents at beginning of year	1,893	2,115	1,543
Cash and cash equivalents at end of year	$4,553	$1,893	$2,115

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO Internal Control Integrated Framework 2013, the Company believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2021 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct Ethics is available on the Company’s website at https://www.uwharrie.com/about/investor.

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2021.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	—
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Asheville, North Carolina.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2021, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements.

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

4.3	Form of 10-Year Subordinated Note (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with SEC on September 8, 2021)

4.4	Form of 15-Year Subordinated Note (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed with SEC on September 8, 2021)

10.1	2006 Incentive Stock Option Plan, a compensatory plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed with SEC on August 13, 2007)

10.2	2006 Employee Stock Purchase Plan, a compensatory plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed with SEC on August 13, 2007)

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

10.5	2015 Stock Grant Plan (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed with SEC on October 27, 2015)

10.6	Form of 10-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with SEC on September 8, 2021)

10.7	Form of 15-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with SEC on September 8. 2021)

10.8	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Adoption Agreement (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.9	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Plan Document (Incorporated by reference to Exhibit 99.2 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.10	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment for SECURE Act (Incorporated by reference to Exhibit 99.3 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.11	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment for CARES Act (Incorporated by reference to Exhibit 99.4 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.12	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment Number Three (Incorporated by reference to Exhibit 99.5 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Dixon Hughes Goodman LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

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

/s/ Roger L. Dick	March 9, 2022
Roger L. Dick, Chief Executive Officer

/s/ Heather H. Almond	March 9, 2022
Heather H. Almond, Principal Financial Officer and Principal Accounting Officer

/s/ Merlin Amirtharaj	March 9, 2022
Merlin Amirtharaj, Director

/s/ Dean M. Bowers	March 9, 2022
Dean M. Bowers, Director

/s/ Joe S. Brooks	March 9, 2022
Joe S. Brooks, Director

/s/ James O. Campbell	March 9, 2022
James O. Campbell, Director

/s/ Tara G. Eudy	March 9, 2022
Tara G. Eudy, Director

/s/ Deidre B. Foster	March 9, 2022
Deidre B. Foster, Director

/s/ Allen K. Furr	March 9, 2022
Allen K. Furr, Director

/s/ Thomas M. Hearne, Jr.	March 9, 2022
Thomas M. Hearne, Jr., Director

/s/ Matthew R. Hudson	March 9, 2022
Matthew R. Hudson, Director

/s/ Harvey H. Leavitt, III	March 9, 2022
Harvey H. Leavitt, III, Director

/s/ W. Chester Lowder	March 9, 2022
W. Chester Lowder, Director

/s/ Wesley A. Morgan	March 9, 2022
Wesley A. Morgan, Director

/s/ Cynthia L. Mynatt	March 9, 2022
Cynthia L. Mynatt, Director

/s/ James E. Nance	March 9, 2022
James E. Nance, Director

/s/ Chris M. Poplin	March 9, 2022
Chris M. Poplin, Director

/s/ Frank A. Rankin, III	March 9, 2022
Frank A. Rankin, III, Director

/s/ Randy T. Russell	March 9, 2022
Randy T. Russell, Director

/s/ Vernon A. Russell	March 9, 2022
Vernon A. Russell, Director

/s/ Matthew A. Shaver	March 9, 2022
Matthew A. Shaver, Director

/s/ S. Todd Swaringen	March 9, 2022
S. Todd Swaringen, Director