Form 10-Q
period 2022-03-31
UWHARRIE CAPITAL CORP
filed 2022-05-03
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,930,717 shares of common stock outstanding as of May 2, 2022.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.
	March 31, 2022 (Unaudited)	December 31, 2021*
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,705	$5,298
Interest-earning deposits with banks	109,005	89,112
Cash and cash equivalents	115,710	94,410
Securities available for sale, at fair value	322,268	330,337
Securities held to maturity, at amortized cost (fair value $29,909 and $32,045 respectively)	30,722	30,801
Equity security, at fair value	383	392
Loans held for sale	11,910	21,684
Loans:
Loans held for investment	445,924	420,779
Less allowance for loan losses	(4,156)	(4,026)
Net loans held for investment	441,768	416,753
Premises and equipment, net	15,716	15,987
Interest receivable	2,731	2,554
Restricted stock	1,428	921
Bank-owned life insurance	9,095	9,066
Prepaid assets	1,179	968
Loan servicing assets	5,240	5,078
Mortgage banking derivatives	1,485	1,269
Other assets	14,105	9,460
Total assets	$973,740	$939,680

LIABILITIES
Deposits:
Demand noninterest-bearing	$268,574	$239,422
Interest checking and money market accounts	436,397	422,942
Savings deposits	109,535	103,341
Time deposits, $250,000 and over	21,809	23,720
Other time deposits	47,183	47,327
Total deposits	883,498	836,752
Short-term borrowed funds	1,344	1,081
Long-term debt	29,549	29,530
Mortgage banking derivatives	—	50
Other liabilities	12,191	11,480
Total liabilities	926,582	878,893

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,930,717 and 6,959,556, at March 31, 2022 and December 31, 2021, respectively	8,664	8,700
Additional paid-in capital	11,814	12,032
Undivided profits	31,213	30,551
Accumulated other comprehensive loss	(15,188)	(1,151)
Total Uwharrie Capital Corp shareholders’ equity	36,503	50,132
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	47,158	60,787
Total liabilities and shareholders’ equity	$973,740	$939,680

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,107	$6,062
Investment securities
Investment securities, taxable	1,015	826
Investment securities, non-taxable	358	253
Equity Securities	5	—
Interest-earning deposits with banks and federal funds sold	40	16
Total interest income	6,525	7,157

Interest Expense
Interest checking and money market accounts	113	91
Savings deposits	18	15
Time deposits, $250,000 and over	14	29
Other time deposits	32	76
Short-term borrowed funds	1	1
Long-term debt	315	136
Total interest expense	493	348
Net interest income	6,032	6,809
Provision for (recovery of) loan losses	118	(34)
Net interest income after provision for (recovery of) loan losses	5,914	6,843

Noninterest Income
Service charges on deposit accounts	243	242
Interchange and card transaction fees, net	238	219
Other service fees and commissions	901	630
Gain (loss) on sale of securities	(91)	940
Realized/unrealized loss on equity securities	(9)	(19)
Income from mortgage banking	1,267	5,106
Supplemental executive retirement plan loss	(48)	(187)
Other income	128	176
Total noninterest income	2,629	7,107

Noninterest Expense
Salaries and employee benefits	5,016	5,389
Net occupancy expense	425	426
Equipment expense	188	172
Data processing costs	212	165
Loan costs	169	306
Professional fees and services	212	236
Marketing and donations	334	621
Electronic banking expense	111	89
Software amortization and maintenance	311	390
FDIC insurance	62	71
Supplemental executive retirement plan loss	(48)	(187)
Other noninterest expense	582	467
Total noninterest expense	7,574	8,145
Income before income taxes	969	5,805
Income taxes	168	1,222
Net income	$801	$4,583

Consolidated net income	$801	$4,583
Less: net income attributable to noncontrolling interest	(139)	(139)
Net income attributable to Uwharrie Capital Corp and common shareholders	662	4,444
Net income per common share
Basic	$0.10	$0.61
Diluted	$0.10	$0.61
Weighted average shares outstanding
Basic	6,951,961	7,262,313
Diluted	6,951,961	7,262,313

See accompanying notes

=

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Net income	$801	$4,583

Unrealized loss on available for sale securities	(18,322)	(3,959)
Related tax effect	4,213	937
Reclassification of (gain) loss recognized in net income	91	(940)
Related tax effect	(19)	190

Total other comprehensive loss	(14,037)	(3,772)

Comprehensive income (loss)	(13,236)	811

Less: Comprehensive income attributable to noncontrolling interest	(139)	(139)

Comprehensive income (loss) attributable to Uwharrie Capital Corp	$(13,375)	$672

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2020	7,052,143	$8,815	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	4,444	—	139	4,583
Repurchase and retirement of common stock	(12,201)	(15)	(68)	—	—	—	(83)
Other comprehensive loss	—	—	—	—	(3,772)	—	(3,772)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2021	7,039,942	$8,800	$12,539	$27,444	$388	$10,655	$59,826

Balance, December 31, 2021	6,959,556	$8,700	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	662	—	139	801
Repurchase and retirement of common stock	(28,839)	(36)	(218)	—	—	—	(254)
Other comprehensive loss	—	—	—	—	(14,037)	—	(14,037)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2022	6,930,717	$8,664	$11,814	$31,213	$(15,188)	$10,655	$47,158

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Cash flows from operating activities
Net income	$801	$4,583
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	287	271
Right of use asset amortization	85	85
Provision for (recovery of) loan losses	118	(34)
(Gain) loss on sale of securities available for sale	91	(940)
Gain on sale of mortgage loans	386	3,041
Realized/unrealized loss on equity securities	9	19
Net amortization of premium on investment securities available for sale	733	174
Net amortization of premium on investment securities held to maturity	37	39
Amortization of loan servicing rights	336	383
Originations and purchases of mortgage loans for sale	(41,909)	(108,979)
Proceeds from sales of mortgage loans for sale	51,297	98,313
Mortgage banking derivatives	(266)	(1,046)
Loan servicing assets	(493)	(938)
Accrued interest receivable	(177)	179
Prepaid assets	(211)	(72)
Cash surrender value of life insurance	(29)	(32)
Miscellaneous other assets	(284)	2,056
Accrued interest payable	61	(5)
Miscellaneous other liabilities	650	2,412
Net cash provided (used) by operating activities	11,522	(491)
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	8,398	34,237
Proceeds from sale of equity securities	—	929
Proceeds from maturities, calls and paydowns of securities available for sale	9,007	4,505
Proceeds from maturities, calls and paydowns of securities held to maturity	42	366
Purchase of investment securities available for sale	(28,391)	(41,445)
Purchase of investments in other assets	(172)	—
Proceeds from sales of investments in other assets	—	1,125
Net change in restricted stock	(507)	245
Net (increase) decrease in loans	(25,133)	7,184
Purchase of premises and equipment	(82)	(72)
Net cash provided (used) by investing activities	(36,838)	7,074
Cash flows from financing activities
Net increase in deposit accounts	46,746	953
Net increase in federal funds purchased and other short-term borrowings	263	628
Proceeds from long-term borrowings	—	250
Repurchase of common stock, net	(254)	(83)
Dividends paid on preferred stock (noncontrolling interest)	(139)	(139)
Net cash provided by financing activities	46,616	1,609
Increase in cash and cash equivalents	21,300	8,192
Cash and cash equivalents, beginning of period	94,410	88,868
Cash and cash equivalents, end of period	$115,710	$97,060
Supplemental disclosures of cash flow information
Interest paid	$432	$328
Income taxes paid	—	—
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(14,037)	$3,772

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management continues to evaluate the impact of COVID-19, the disease caused by the novel Coronavirus, as well as its evolving variants, beyond the current impacts as of March 31, 2022, which are discussed throughout the accompanying notes of this report. Management is not aware of additional economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2021 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2022. This Quarterly Report should be read in conjunction with such Annual Report.

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

Accounting Changes, Reclassifications and Restatements

Certain amounts in the 2021 financial statements have been reclassified to conform to the 2022 presentation. These reclassifications did not have an impact on net income or shareholders’ equity.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
	(dollars in thousands)

Beginning balance	$(1,151)	$4,160

Other comprehensive income (loss) before reclassifications, net of $4,213 and $937 tax effect, respectively	(14,109)	(3,022)

Amounts reclassified from accumulated other comprehensive income, net of ($19) and $190 tax effect, respectively	72	(750)

Net current-period other comprehensive income (loss)	(14,037)	(3,772)

Ending balance	$(15,188)	$388

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2022 or December 31, 2021.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 6,951,961 for the three-month period ended March 31, 2022 compared to 7,262,313 for the three-month period ended March 31, 2021.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$31,410	$—	$2,021	$29,389
U.S. Government agencies	42,290	70	685	41,675
GSE - Mortgage-backed securities and CMOs	124,749	5	7,678	117,076
Asset-backed securities	42,161	318	218	42,261
State and political subdivisions	93,383	51	9,360	84,074
Corporate bonds	8,000	2	209	7,793
Total securities available for sale	$341,993	$446	$20,171	$322,268

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$152	$—	$3	$149
State and political subdivisions	15,570	14	363	15,221
Corporate bonds	15,000	30	491	14,539
Total securities held to maturity	$30,722	$44	$857	$29,909

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$26,675	$16	$310	$26,381
U.S. Government agencies	40,066	172	426	39,812
GSE - Mortgage-backed securities and CMOs	121,994	190	1,736	120,448
Asset-backed securities	43,383	875	60	44,198
State and political subdivisions	89,786	892	1,201	89,477
Corporate bonds	9,928	148	55	10,021
Total securities available for sale	$331,832	$2,293	$3,788	$330,337

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$175	$1	$—	$176
State and political subdivisions	15,626	1,096	—	16,722
Corporate bonds	15,000	196	49	15,147
Total securities held to maturity	$30,801	$1,293	$49	$32,045

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 and $509,000 at March 31, 2022 and December 31, 2021, respectively. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $469,000 and $411,000 at March 31, 2022 and December 31, 2021, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and is classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2022.

Results from sales of securities available for sale for the three-month periods ended March 31, 2022 and March 31, 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Gross proceeds from sales	$8,398	$34,237

Realized gains from sales	$52	$1,454
Realized losses from sales	143	514
Net realized gains (losses)	$(91)	$940

At March 31, 2022 and December 31, 2021, securities available for sale with a carrying amount of $104.3 million and $104.9 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At March 31, 2022, the unrealized losses on available for sale securities less than twelve months related to six U.S. Treasury bonds, ten government agency bonds, forty-six government-sponsored enterprise (GSE) mortgage-backed securities, eleven asset-backed securities, forty-four state and political subdivision bonds and three corporate bonds. Unrealized losses on held to maturity securities related to one government agency bond, thirteen corporate bonds and five state and political subdivision bonds that had been in a loss position less than twelve months at March 31, 2022. At December 31, 2021, the unrealized losses on available for sale securities less than twelve months related to three U.S. Treasury bonds, fourteen government agency bonds, thirty GSE mortgage-backed securities, five asset-backed securities and thirty-four state and political subdivision bonds and three corporate bonds. There were eight corporate held to maturity bonds that had been in a loss position less than twelve months at December 31, 2021. At

March 31, 2022, the Company had ten government agency bonds, three GSE mortgage-backed securities and twelve state and political subdivision bonds that had been in a loss position for twelve months or more. The Company had two government agency bonds, one GSE mortgage-backed security and nine state and political subdivision bonds that had been in a loss position for more than twelve months at December 31, 2021.

	Less than 12 Months		12 Months or More		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$31,410	$2,021	$—	$—	$31,410	$2,021
U.S. Government agencies	14,335	383	10,944	302	25,279	685
GSE-Mortgage-backed securities and CMOs	105,231	7,084	12,421	594	117,652	7,678
Asset-backed securities	19,525	218	—	—	19,525	218
State and political subdivisions	72,790	7,371	13,566	1,989	86,356	9,360
Corporate bonds	6,000	209	—	—	6,000	209
Total securities available for sale	$249,291	$17,286	$36,931	$2,885	$286,222	$20,171

	Less than 12 Months		12 Months or More		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	152	3	—	—	152	3
State and political subdivisions	11,750	363	—	—	11,750	363
Corporate bonds	12,000	491	—	—	12,000	491
Total securities held to maturity	$23,902	$857	$—	$—	$23,902	$857

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$16,306	$310	$—	$—	$16,306	$310
U.S. Government agencies	19,702	396	2,313	30	22,015	426
GSE-Mortgage-backed securities and CMOs	93,928	1,607	4,210	129	98,138	1,736
Asset-backed securities	8,531	60	—	—	8,531	60
State and political subdivisions	52,959	892	9,272	309	62,231	1,201
Corporate bonds	5,945	55	—	—	5,945	55
Total securities available for sale	$197,371	$3,320	$15,795	$468	$213,166	$3,788

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	5,201	49	—	—	5,201	49
Total securities held to maturity	$5,201	$49	$—	$—	$5,201	$49

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At March 31, 2022, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of March 31, 2022:

	March 31, 2022
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due after one but within five years	4,791	4,686	1.77%
Due after five but within ten years	26,619	24,703	1.24%
	31,410	29,389	1.32%
U.S. Government agencies
Due within twelve months	4,001	4,019	1.80%
Due after one but within five years	2,143	2,050	1.91%
Due after five but within ten years	17,419	16,980	0.80%
Due after ten years	18,727	18,626	1.09%
	42,290	41,675	1.08%
Mortgage-backed securities
Due after one but within five years	5,441	5,391	3.46%
Due after five but within ten years	42,723	39,741	1.18%
Due after ten years	76,585	71,944	1.35%
	124,749	117,076	1.38%
Asset-backed securities
Due after ten years	42,161	42,261	1.32%
	42,161	42,261	1.32%
State and political subdivisions
Due within twelve months	105	105	4.50%
Due after one but within five years	1,542	1,528	2.50%
Due after five but within ten years	6,291	5,903	1.96%
Due after ten years	85,445	76,538	1.86%
	93,383	84,074	1.88%
Corporate bonds
Due within twelve months	2,000	2,002	2.98%
Due after one but within five years	4,000	3,808	0.83%
Due after five but within ten years	2,000	1,983	2.00%
	8,000	7,793	1.66%
Total securities available for sale
Due within twelve months	6,106	6,126	2.23%
Due after one but within five years	17,917	17,463	2.15%
Due after five but within ten years	95,052	89,310	1.19%
Due after ten years	222,918	209,369	1.52%
	$341,993	$322,268	1.47%

	March 31, 2022
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

U. S. Government agencies
Due after one but within five years	$152	$149	2.80%
	152	149	2.80%
State and political subdivisions
Due within twelve months	1,346	1,351	2.08%
Due after one but within five years	896	902	2.26%
Due after ten years	13,328	12,968	2.85%
	15,570	15,221	2.75%
Corporate Bonds
Due after five but within ten years	15,000	14,539	4.57%
	15,000	14,539	4.57%
Total securities held for maturity
Due within twelve months	1,346	1,351	2.08%
Due after one but within five years	1,048	1,051	2.34%
Due after five but within ten years	15,000	14,539	4.57%
Due after ten years	13,328	12,968	2.85%
	$30,722	$29,909	3.64%

The portion of unrealized gains and losses for the three months ended March 31, 2022 and 2021 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Gross proceeds from sales	$—	$929

Net losses recognized during the period on equity securities	$(9)	$(19)
Less: Net losses recognized from equity securities sold during the period	—	(18)
Unrealized losses recognized during the period on equity securities still held at the reporting date	$(9)	$(1)

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Commercial
Commercial	$80,123	$73,035
SBA Paycheck Protection Program (PPP)	7,946	15,840
Real estate - commercial	154,577	150,382
Other real estate construction loans	42,713	28,275
Other loans	5,393	5,496
Noncommercial
Real estate 1-4 family construction	8,927	8,424
Real estate - residential	84,156	78,824
Home equity	52,666	51,003
Consumer loans	9,040	9,579
	445,541	420,858
Less:
Allowance for loan losses	(4,156)	(4,026)
Deferred loan costs (fees) net	383	(79)

Loans held for investment, net	$441,768	$416,753

The Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), was created as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2022, the Company had funded 1,202 PPP loans representing $81.0 million. Of the loans funded, 1,187 loans totaling $80.7 million had been paid off or forgiven by the SBA as of March 31, 2022. The Consolidated Appropriations Act, 2021, or CAA, established another round of PPP loan funding for certain eligible borrowers, and the Company assisted these borrowers in obtaining a first or second draw loan. The Company had funded 879 second round PPP loans totaling $46.4 million as of March 31, 2022. Of the loans funded during the second round, 728 loans totaling $38.7 million had been paid off or forgiven by the SBA as of March 31, 2022. Remaining deferred loan fees of $393,000 and remaining deferred loan costs of $47,000 were attributable to the second round of PPP loans at March 31, 2022. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Note 7 – Allowance for Loan Losses

The following tables show the change in the allowance for loan losses by loan segment for the three months ended March 31, 2022 and 2021, respectively:

Commercial	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)

Balance, beginning of period	$2,429	$2,753
Provision for (recovery of) loan losses	190	(87)
Charge-offs	—	(118)
Recoveries	7	7
Net (charge-offs) recoveries	7	(111)
Balance at end of period	$2,626	$2,555

Non-Commercial	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)

Balance, beginning of period	$1,597	$1,649
Provision for (recovery of) loan losses	(72)	53
Charge-offs	(6)	(20)
Recoveries	11	15
Net (charge-offs) recoveries	5	(5)
Balance at end of period	$1,530	$1,697

Total	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)

Balance, beginning of period	$4,026	$4,402
Provision for (recovery of) loan losses	118	(34)
Charge-offs	(6)	(138)
Recoveries	18	22
Net (charge-offs) recoveries	12	(116)
Balance at end of period	$4,156	$4,252

The following tables show period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at March 31, 2022 and December 31, 2021:

March 31, 2022
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$130	$2,146	$2,496	$288,416	$2,626	$290,562
Non-Commercial	113	1,945	1,417	153,417	1,530	155,362
Total	$243	$4,091	$3,913	$441,833	$4,156	$445,924

December 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$102	$2,573	$2,327	$269,876	$2,429	$272,449
Non-Commercial	112	2,135	1,485	146,195	1,597	148,330
Total	$214	$4,708	$3,812	$416,071	$4,026	$420,779

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

March 31, 2022
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and and Non-accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$122	$381	$503	$79,620	$80,123	$—
SBA Paycheck Protection Program (PPP)	9	—	9	7,590	7,599	—
Real estate - commercial	127	286	413	154,321	154,734	—
Other real estate construction	—	—	—	42,713	42,713	—
Real estate 1-4 family construction	—	—	—	8,927	8,927	—
Real estate - residential	211	163	374	84,355	84,729	—
Home equity	19	31	50	52,616	52,666	—
Consumer loans	38	—	38	9,002	9,040	—
Other loans	—	—	—	5,393	5,393	—
Total	$526	$861	$1,387	$444,537	$445,924	$—

December 31, 2021
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and and Non-accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$201	$310	$511	$72,524	$73,035	$—
SBA Paycheck Protection Program (PPP)	—	—	—	15,100	15,100	—
Real estate - commercial	127	292	419	150,124	150,543	—
Other real estate construction	—	—	—	28,275	28,275	—
Real estate 1-4 family construction	—	—	—	8,424	8,424	—
Real estate - residential	559	337	896	78,428	79,324	—
Home equity	—	33	33	50,970	51,003	—
Consumer loan	27	—	27	9,552	9,579	—
Other loans	—	—	—	5,496	5,496	—
Total	$914	$972	$1,886	$418,893	$420,779	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $41,000 of residential real estate in process of foreclosure at March 31, 2022. At December 31, 2021, the Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure.

The composition of non-accrual loans by class as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(dollars in thousands)

Commercial	$381	$310
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	286	292
Other real estate construction	—	—
Real estate 1 – 4 family construction	—	—
Real estate – residential	163	337
Home equity	31	33
Consumer loans	—	—
Other loans	—	—
	$861	$972

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

The tables below summarize risk grades of the loan portfolio by class at March 31, 2022 and December 31, 2021:

March 31, 2022
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$77,787	$1,955	$381	$—	$80,123
SBA Paycheck Protection Program (PPP)	7,599	—	—	—	7,599
Real estate - commercial	151,465	2,983	286	—	154,734
Other real estate construction	42,405	54	254	—	42,713
Real estate 1 - 4 family construction	8,927	—	—	—	8,927
Real estate - residential	82,640	1,530	559	—	84,729
Home equity	52,487	148	31	—	52,666
Consumer loans	9,001	39	—	—	9,040
Other loans	5,393	—	—	—	5,393
Total	$437,704	$6,709	$1,511	$—	$445,924

December 31, 2021
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$70,235	$2,490	$310	$—	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	—	—	15,100
Real estate - commercial	145,084	4,387	1,072	—	150,543
Other real estate construction	27,966	55	254	—	28,275
Real estate 1 - 4 family construction	8,424	—	—	—	8,424
Real estate - residential	76,430	2,157	737	—	79,324
Home equity	50,672	298	33	—	51,003
Consumer loans	9,538	41	—	—	9,579
Other loans	5,496	—	—	—	5,496
Total	$408,945	$9,428	$2,406	$—	$420,779

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2022 and December 31, 2021 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2022 and December 31, 2021:

March 31, 2022
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$79,742	$381	$80,123
SBA Paycheck Protection Program (PPP)	7,599	—	7,599
Real estate - commercial	154,448	286	154,734
Other real estate construction	42,713	—	42,713
Real estate 1 – 4 family construction	8,927	—	8,927
Real estate – residential	84,566	163	84,729
Home equity	52,635	31	52,666
Consumer loans	9,040	—	9,040
Other loans	5,393	—	5,393
Total	$445,063	$861	$445,924

December 31, 2021
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$72,725	$310	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	15,100
Real estate - commercial	150,251	292	150,543
Other real estate construction	28,275	—	28,275
Real estate 1 – 4 family construction	8,424	—	8,424
Real estate – residential	78,987	337	79,324
Home equity	50,970	33	51,003
Consumer loans	9,579	—	9,579
Other loans	5,496	—	5,496
Total	$419,807	$972	$420,779

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at March 31, 2022 and December 31, 2021.

March 31, 2022
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$977	$—	$977	$59
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	1,169	—	1,169	71
Other real estate construction	—	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	1,914	601	1,313	112
Home equity	31	1	30	1
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$4,091	$602	$3,489	$243

December 31, 2021
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$960	$—	$960	$31
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	1,613	—	1,613	71
Other real estate construction	0	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,103	777	1,326	111
Home equity	32	2	30	1
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$4,708	$779	$3,929	$214

The table below shows interest income received on impaired loans by class for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$969	$4	$651	$5
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	1,391	24	3,584	24
Other real estate construction	—	—	519	—
Real estate 1- 4 family construction	—	—	—	—
Real estate - residential	2,008	63	2,792	38
Home equity	32	—	143	1
Consumer loans	—	—	12	—
Other loans	—	—	—	—
Total	$4,400	$91	$7,701	$68

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

At March 31, 2022, the Company had $3.3 million in TDRs outstanding, of which one with a balance totaling $38,000 was on a non-accruing basis. Comparatively, the Company had $3.8 million of outstanding TDRs, of which one with a balance of $39,000 was on a non-accruing basis, at December 31, 2021.

There were no loans modified as TDRs during both three-month periods ended March 31, 2022 and 2021.

During the twelve months ended March 31, 2022, there was one TDR for which there was a payment default. During the twelve months ended March 31, 2021, there were no TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $155,000 in the allowance for loan losses as of March 31, 2022, as a direct result of these TDRs. At March 31, 2021, there was $139,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loans modified as TDRs within the previous twelve months as of March 31, 2022 and 2021:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
March 31, 2022
Below market interest rate	1	$218	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	6	814	6	2,339	—	—	—	—
Total	7	$1,032	6	$2,339	—	$—	—	$—

March 31, 2021
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment Terms	—	—	—	—	—	—	—	—
Forgiveness of Principal/Other	6	639	5	1,745	—	—	1	41
Total	6	$639	5	$1,745	—	$—	1	$41

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, allowed the Company to suspend the TDR classifications described above in an effort to provide relief to borrowers impacted by COVID-19. The Consolidated Appropriations Act, 2021 (CAA), which was signed into law on December 27, 2020, extended the expiration of TDR suspensions as set forth in the CARES Act until the earlier of (i) January 1, 2022 or (ii) 60 days after the national emergency terminates. The Company elected to adopt this suspension until January 1, 2022 in accordance with the CAA. Modifications of loans subsequent to March 1, 2020 for COVID-19 reasons, and that were current as of December 31, 2019, were not considered TDRs and are tracked internally as “COVID-19 Modifications”. As of March 31, 2022 and December 31, 2021, the Company had no current outstanding loans modified for COVID-19 related reasons.

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

Our leases relate to three office locations, two of which are branch locations, with remaining terms of four to seven years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2022, operating lease ROU assets were $2.0 million and the lease liability was $2.1 million, compared to ROU assets of $2.4 million and a lease liability of $2.5 million at March 31, 2021. Lease costs associated with all leases was $99,000 for both three-month periods ended March 31, 2022 and 2021.

The table below summarizes other information related to our operating leases:

	Three Months Ended March 31,
	2022	2021
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$99	$96
Right-of-use assets obtained in exchange for new operating lease liabilities	2,015	2,354
Weighted-average remaining lease term - operating leases, in years	5.6	6.6
Weighted-average discount rate - operating leases	2.47%	2.45%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2022
(in thousands)

2022	$301
2023	408
2024	417
2025	427
2026	387
2027 and thereafter	365
Total lease payments	2,305
Less: Interest	(164)
Present value of lease liabilities	2,141

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

At March 31, 2022 and December 31, 2021, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	March 31, 2022	December 31, 2021
	(dollars in thousands)

Commitments to extend credit	$168,781	$177,706
Credit card commitments	19,838	19,763
Standby letters of credit	8,196	8,161
Total commitments	$196,815	$205,630

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

Prices for U.S. Treasury and marketable equity securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the Level 1 input column. Prices for government agency securities, mortgage-backed securities, asset-backed securities and state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the Level 2 input column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the Level 3 input column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the transfer of securities.

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$29,389	$29,389	$—	$—
U.S. Government agencies	41,675	—	41,675	—
GSE - Mortgage-backed securities and CMO’s	117,076	—	117,076	—
Asset-backed securities	42,261	—	42,261	—
State and political subdivisions	84,074	—	84,074	—
Corporate bonds	7,793	—	7,793	—
Equity securities	383	383	—	—
Mortgage banking derivatives	1,485	—	1,216	269
Total assets at fair value on a recurring basis	$324,136	$29,772	$294,095	$269
Mortgage banking derivatives	$—	$—	$—	$—
Total liabilities at fair value on a recurring basis	$—	$—	$—	$—

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$26,381	$26,381	$—	$—
U.S. Government agencies	39,812	—	39,812	—
GSE - Mortgage-backed securities and CMO’s	120,448	—	120,448	—
Asset-backed securities	44,198	—	44,198	—
State and political subdivisions	89,477	—	89,477	—
Corporate bonds	10,021	—	10,021	—
Equity securities	392	392	—	—
Mortgage banking derivatives	1,269	—	253	1,016
Total assets at fair value on a recurring basis	$331,998	$26,773	$304,209	$1,016
Mortgage banking derivatives	$50	$—	$50	$—
Total liabilities at fair value on a recurring basis	$50	$—	$50	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	March 31, 2022
	(dollars in thousands)
	Mortgage banking derivatives: Interest rate lock commitments	Total
Balance at December 31, 2021	$1,016	$1,016
Change in fair value:
Included in income from mortgage banking	(747)	(747)
Balance at March 31, 2022	$269	$269

The fair value of mortgage interest rate lock commitments at March 31, 2022 was calculated based on a notional amount of $30.9 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the three months ended March 31, 2022, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 89.1% determined by loan product, loan stage, and loan purpose. The fair value of mortgage interest rate lock commitments at December 31, 2021 was calculated based on a notional amount of $28.9 million. Significant unobservable inputs were the same as those used for the three months ended March 31, 2022 and assumed a projected pull-through rate of 82.47% at December 31, 2021. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,247	$—	$—	$3,247
Total assets at fair value on a nonrecurring basis	$3,247	$—	$—	$3,247

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,715	$—	$—	$3,715
Total assets at fair value on a nonrecurring basis	$3,715	$—	$—	$3,715

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2022
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

December 31, 2021
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At March 31, 2022, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.
Note 12 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2022 and December 31, 2021 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2022 and December 31, 2021:

March 31, 2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$115,710	$115,710	$115,710	$—	$—
Securities available for sale	322,268	322,268	29,389	292,879	—
Securities held to maturity	30,722	29,909	—	15,370	14,539
Equity securities	383	383	383	—	—
Loans held for investment, net	441,768	431,121	—	—	431,121
Loans held for sale	11,910	11,910	—	11,910	—
Restricted stock	1,428	1,428	1,428	—	—
Loan servicing rights	5,240	6,239	—	6,239	—
Mortgage banking derivatives	1,485	1,485	—	1,216	269
Accrued interest receivable	2,731	2,731	—	—	2,731

FINANCIAL LIABILITIES
Deposits	$883,498	882,711	—	882,711	—
Short-term borrowings	1,344	1,344	—	1,344	—
Long-term borrowings	29,549	28,248	—	—	28,248
Mortgage banking derivatives	—	—	—	—	—
Accrued interest payable	68	68	—	—	68

December 31, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$94,410	$94,357	$90,924	$3,433	$—
Securities available for sale	330,337	330,337	—	330,337	—
Securities held to maturity	30,801	32,045	—	16,898	15,147
Equity securities	392	392	392	—	—
Loans held for investment, net	416,753	412,585	—	—	412,585
Loans held for sale	21,684	21,684	—	21,684	—
Restricted stock	921	921	921	—	—
Loan servicing rights	5,078	5,509	—	5,509	—
Mortgage banking derivatives	1,269	1,269	—	253	1,016
Accrued interest receivable	2,554	2,554	—	—	2,554

FINANCIAL LIABILITIES
Deposits	$836,752	$836,567	$—	$836,567	$—
Short-term borrowings	1,081	1,081	—	1,081	—
Long-term borrowings	29,530	30,039	—	—	30,039
Mortgage banking derivatives	50	50	—	50	—
Accrued interest payable	7	7	—	—	7

At March 31, 2022 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

Note 13 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. During 2019, the effective date was extended to fiscal years beginning on or after December 15, 2022 for public entities that qualify as smaller reporting companies, per the Securities and Exchange Commission definition, which currently includes the Company. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have entered into a contract to outsource our current model with a CECL-ready vendor.  Currently we are in the process of validating data, setting assumptions for CECL and modeling our forecast for probabilities of default. The Company plans to run the CECL model parallel to the existing allowance model beginning in the second quarter of 2022. The impact of the adoption is dependent on loan portfolio composition and credit quality at adoption date, as well as economic conditions and forecasts at that time.

In March 2022, FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, effective December 15, 2022. ASU 2022-02 eliminates the TDR accounting guidance set forth in Subtopic 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” for financial institutions that have already adopted the CECL standard. Measurement of expected losses under the CECL model already incorporates loans modified as TDRs. As such, once CECL is implemented, the TDR guidance no longer provides useful information. After implementation, an entity must apply the loan refinancing and restructuring guidance in ASC 310-20, “Receivables – Nonrefundable Fees and Other Costs,” to determine whether a modification results in a new loan or a continuation of an existing loan. Enhanced qualitative and quantitative disclosures will be required for modifications made for borrowers experiencing financial difficulty.

ASC 848, “Reference Rate Reform,” was set forth to eliminate certain reference rates and introduce new reference rates that are based on a larger, more liquid population of observable transactions that are less vulnerable to manipulation. The reference rate reform will discontinue the use of certain widely used reference rates such as the London Interbank Offered Rate, or LIBOR. In response to likely challenges arising from contract modifications due to reference rate reform, the FASB issued ASU 2020-04 in March 2020 to provide optional expedients and exceptions for applying GAAP to contract modifications. As such, modifications to debt contracts may be accounted for as a continuation of the existing contract by prospectively adjusting the effective interest rate. This amendment can be applied beginning March 12, 2020 and will sunset December 31, 2022.  The Company currently holds, but no longer issues, loan contracts that reference LIBOR.  The Company is evaluating the most effective manner in which to modify those contracts, but does not anticipate material financial impact.

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

The Company also enters into purchase and sale agreements of to-be-announced mortgage-backed securities trades (TBAs). A TBA trade is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from IRLCs. TBAs are accounted for as derivatives under FASB ASC 815 when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of March 31, 2022 and December 31, 2021.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at March 31, 2022
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$30,933	$269
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	50,000	1,216
Included in mortgage banking derivatives liability:
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—

Balance at December 31, 2021
Included in mortgage banking derivatives asset:
Interest rate lock commitments	28,939	1,016
Forward sales commitments	8,417	253
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	44,000	50

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to: the impact of the novel Coronavirus disease, or COVID-19, and its variants on our borrowers’ ability to meet their financial obligations to us; increases in our past due loans and provisions for loan losses that may result from COVID-19 and its broader economic effects, including labor shortages, supply chain issues, and inflation that may impact our borrowers;  declines in general economic conditions, including increased stress in the financial markets due to COVID-19; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022, the Company’s total assets increased $34.1 million, from $939.7 million to $973.7 million.

Cash and cash equivalents increased $21.3 million during the three months ended March 31, 2022. The increase is related to the growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $8.1 million to $353.0 million for the three-month period ended March 31, 2022. At March 31, 2022, the Company had unrealized losses on securities available for sale of $19.7 million, compared to unrealized losses of $1.5 million at December 31, 2021. The significant decline in fair value is directly related to the increase in market interest rates at March 31, 2022 compared to December 31, 2021, as the market prepares for the anticipated increase in overnight rates by the Federal Reserve.

At March 31, 2022, equity securities declined slightly in value from $392,000 at December 31, 2021 to $383,000 as a result of the decline in value in the equity market.

Loans held for sale decreased 45.1%, or $9.8 million, as many of the loans produced near the December 31, 2021 quarter-end date were not sold on the secondary market until 2022. Loans held for investment increased from $420.8 million to $445.9 million, an increase of $25.1 million for the three-month period ended March 31, 2022. The Company experienced a net increase in all loan sectors with the exception of consumer loans, other loans and SBA PPP loans. SBA PPP loans were issued during 2020 and 2021 as a result of the Federal Government’s response to helping small businesses due to COVID-related issues. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA if the loans comply with PPP requirements.

The allowance for loan losses was $4.2 million at March 31, 2022, which represented 0.93% of the total loans held for investment, compared to $4.0 million or 0.96% of the total loans held for investment at December 31, 2021. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to other assets, which increased $4.6 million from $9.5 million as of December 31, 2021 to $14.1 million at March 31, 2022 as a result of the increase in deferred tax assets from the significant decline in value of the available for sale security portfolio. Additionally, restricted stock increased $507,000 for the same period mainly due to the increase in FRB stock required to be held from increased common equity.

Customer deposits, our primary funding source, experienced a $46.7 million increase during the three-month period ended March 31, 2022, increasing from $836.8 million to $883.5 million, a 5.6% increase. In addition to receipt of government grant funding by some depositors, a large portion of this increase is related to the overall growth in the number of deposit accounts and relationship sizes. As the banking subsidiary of the Company operates in a primarily rural market, many competitors have exited the markets where we remain, which has driven deposit growth in our current markets. Demand noninterest-bearing checking accounts increased $29.2 million, interest checking and money market accounts increased $13.5 million and savings deposits increased $6.2 million during the three months ended March 31, 2022. Time deposits decreased by $2.1 million during the same period as customers transitioned to liquid accounts.

Total short-term borrowings increased $263,000 for the three-month period. At March 31, 2022, the Company had $29.5 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to an early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to an early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at March 31, 2022.

Other changes in consolidated liabilities are primarily related to increases in accruals for bonuses, donations and income taxes totaling $711,000. These increases are offset by a decline in the mortgage forward sales commitments liability. Mortgage forward sales commitments decreased $50,000 from $50,000 at December 31, 2021 to $0 at March 31, 2022, because of the rise in interest rates since year-end.  As rates rise, the value of the mandatory commitment deteriorates, and the price required to exit out of the commitment decreases.

At March 31, 2022, total shareholders’ equity was $47.2 million, a decrease of $13.6 million from December 31, 2021. Net income for the three-month period ended March 31, 2022 was $801,000. Unrealized losses on investment securities, net of tax, increased by $14.0 million as the yield curve continues to steepen. The Company repurchased 28,839 shares of common stock at a total cost of $254,000 during the first three months of 2022. The Company paid $139,000 in dividends attributable to noncontrolling interest during the first three months of 2022. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended March 31, 2022 and 2021.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $801,000 for the three months ended March 31, 2022, as compared to $4.6 million for the three months ended March 31, 2021, a decrease of $3.8 million. Net income available to common shareholders was $662,000, or $0.10 per common share, for the three months ended March 31, 2022, compared to $4.4 million, or $0.61 per common share, at March 31, 2021. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended March 31, 2022 was $6.0 million, compared to $6.8 million for the three months ended March 31, 2021, a decrease of $777,000. During the first quarter of 2022, the average yield on our interest-earning assets decreased eighty-four basis points to 2.96% from the same period in 2021, and the average rate we paid for our interest-bearing liabilities increased five basis points to 0.32%. These changes resulted in a lower interest rate spread of 2.65% as of March 31, 2022, compared to 3.53% as of March 31, 2021. Our net interest margin was 2.74% and 3.62% for the comparable periods in 2022 and 2021, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended March 31, 2022 and 2021:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2022	2021	2022	2021	2022	2021
Interest-earning assets:
Taxable securities	$296,892	$193,755	$1,015	$826	1.39%	1.73%
Nontaxable securities (1)	65,181	39,490	358	253	2.80%	3.26%
Short-term investments	88,426	58,384	40	16	0.18%	0.11%
Equity Securities	392	721	5	—	5.17%	0.00%
Taxable loans	449,205	471,456	5,057	6,004	4.57%	5.16%
Non-taxable loans (1)	7,604	8,197	50	58	3.36%	3.60%
Total interest-earning assets	907,700	772,003	6,525	7,157	2.96%	3.80%

Interest-bearing liabilities:
Interest-bearing deposits	597,942	510,486	177	211	0.12%	0.17%
Short-term borrowed funds	1,092	1,621	1	1	0.37%	0.25%
Long-term debt	29,541	12,004	315	136	4.32%	4.56%
Total interest-bearing liabilities	628,575	524,111	493	348	0.32%	0.27%

Net interest spread	$279,125	$247,892	$6,032	$6,809	2.65%	3.53%

Net interest margin (1) (% of earning assets)					2.74%	3.62%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The provision for loan losses was $118,000 for the three months ended March 31, 2022, compared to a recovery of $34,000 for the same period in 2021. There were net loan recoveries of $12,000 for the three months ended March 31, 2022, as compared to net loan charge-offs of $116,000 during the same period of 2021. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased by $4.5 million for the three-month period ended March 31, 2022, as compared to the same period in 2021. The gain on sale of securities decreased $1.0 million to a loss of $91,000 at March 31, 2022 compared to a gain of $940,000 at March 31, 2021 as the Company worked to reduce the duration of the investment portfolio in an attempt to protect capital as long-term interest rates rise.

The primary factor contributing to the overall decline in noninterest income was a decrease of $3.8 million in income from mortgage loan sales. This decrease is due to the significant reduction in production, particularly mortgage refinancing activity, as interest rates have risen quickly during the first three months of 2022.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Income from debit card transactions	$505	$492
Income from credit card transactions	145	114
Gross interchange and transaction fee income	650	606
Network costs - debit card	254	251
Network costs - credit card	158	136
Total	$238	$219

Noninterest Expense

Noninterest expense for the three months ended March 31, 2022 decreased by $571,000 from the same period in 2021, to $7.6 million. Salaries and benefits, the largest component of noninterest expense, decreased $373,000 due to decreased commissions from reduced production in the mortgage division. As a result of production declines in the mortgage division, loan costs decreased by $137,000 to $169,000 for the three months ended March 31, 2022 and marketing and donations decreased $287,000 to $334,000 for the same time period.

Total other noninterest expense increased $115,000 for the three months ended March 31, 2022, compared to the same period in 2021. This change was due to market valuation adjustments that increased the expense associated with supplemental executive retirement plans by $135,000, included in “Other” line item below. The table below reflects the composition of other noninterest expense.

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Postage	$64	$46
Telephone and data lines	57	49
Office supplies and printing	24	26
Shareholder relations expense	37	33
Dues and subscriptions	76	109
Other	324	204
Total	$582	$467

Income Tax Expense

The Company had income tax expense of $168,000 for the three months ended March 31, 2022 at an effective tax rate of 17.3% compared to income tax expense of $1.2 million with an effective tax rate of 21.1% in the comparable 2021 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank-owned life insurance. For the three months ended March 31, 2022, the effective tax rate decreased due to the increase in tax-exempt security holdings.

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

The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and specific indicators of potential issues in the market. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience. An additional calculation based on economic uncertainty is added to the probable losses, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve for qualitative factors based on economic conditions determined at management’s discretion, form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first three months of 2022, the average effective credit score of the portfolio, excluding loans in default, increased slightly from 767 to 771. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

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

At March 31, 2022, the level of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, was $4.1 million, compared to $4.7 million at December 31, 2021, a net decrease of $617,000. The decrease is related to one large relationship paying off in the first quarter of 2022 and another relationship with a large pay down due to collateral sale. Total non-accrual loans, which are a component of impaired loans, decreased from $972,000 at December 31, 2021 to $861,000 at March 31, 2022. During the first three months of 2022, one additional loan totaling $18,000 was added to impaired loans; however, one loan totaling $169,000 was paid off.  We also had net pay downs of $466,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased three basis points from 0.96% at December 31, 2021 to 0.93% at March 31, 2022. The collectively evaluated allowance as a percentage of collectively evaluated loans was 0.92% at December 31, 2021 and 0.89% at March 31, 2022. The decrease is attributable to continued improvement in probability of defaults of the portfolio. The individually evaluated allowance as a percentage of individually evaluated loans increased from 4.54% to 5.93% for the same periods, mainly due to one relationship with a large pay down and little reserves associated due to collateral values.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.23% at December 31, 2021 to 0.19% at March 31, 2022, and was related to the nonaccrual relationship that was paid off in the first quarter.

Troubled debt restructured loans, included in impaired loans, totaled $3.3 million at March 31, 2022 and $3.8 million at December 31, 2021. At March 31, 2022, there was one troubled debt restructured loan in non-accrual status, which had a balance of $38,000.

Other real estate owned remained at $0 through March 31, 2022, as there were no loans foreclosed on during the first three months of 2022.

As of March 31, 2022, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

The following table shows the comparison of nonperforming assets at March 31, 2022 and December 31, 2021:

Nonperforming Assets

(dollars in thousands)

	March 31, 2022	December 31, 2021
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Non-accrual loans	861	972
Other real estate owned	—	—
Total nonperforming assets	$861	$972

Allowance for loans losses	$4,156	$4,026
Nonaccrual loans to total loans	0.19%	0.23%
Allowance for loan losses to total loans	0.93%	0.96%
Allowance for loan losses to nonaccrual loans	482.69%	414.20%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth.  The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At March 31, 2022, these sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $43.0 million, with available credit of $43.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $95.1 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $16.4 million and the issuance of commercial paper. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of March 31, 2022, $3.0 million remained available for use on the line of credit. The Company has also secured long-term debt from other sources consisting of $29.5 million of junior subordinated debt at both March 31, 2022 and December 31, 2021.

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

As of March 31, 2022, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2022, the Company had $29.5 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2022, with the exception of mortgage banking derivatives.  See Note 14 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since our 2021 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2022.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2022. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2022.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
January 1, 2022 Through January 31, 2022	—	$—	—	$—
February 1, 2022 Through February 28, 2022	—	—	—	$—
March 1, 2022 Through March 31, 2022	28,839	$8.80	—	$—
Total	28,839	$8.80	—	$—

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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 3, 2022	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 3, 2022	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer