Form 10-Q
period 2022-06-30
UWHARRIE CAPITAL CORP
filed 2022-08-02
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,930,717 shares of common stock outstanding as of August 2, 2022.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.
	June 30, 2022 (Unaudited)	December 31, 2021*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,244	$5,298
Interest-earning deposits with banks	117,112	89,112
Cash and cash equivalents	122,356	94,410
Securities available for sale, at fair value	315,101	330,337
Securities held to maturity, at amortized cost (fair value $28,396 and $32,045 respectively)	30,381	30,801
Equity security, at fair value	327	392
Loans held for sale	13,261	21,684
Loans:
Loans held for investment	461,091	420,779
Less allowance for loan losses	(4,194)	(4,026)
Net loans held for investment	456,897	416,753
Premises and equipment, net	15,728	15,987
Interest receivable	2,656	2,554
Restricted stock	1,428	921
Bank-owned life insurance	9,125	9,066
Prepaid assets	1,152	968
Loan servicing assets	5,137	5,078
Mortgage banking derivatives	806	1,269
Other assets	16,643	9,460
Total assets	$990,998	$939,680

LIABILITIES
Deposits:
Demand noninterest-bearing	$288,887	$239,422
Interest checking and money market accounts	444,529	422,942
Savings deposits	112,846	103,341
Time deposits, $250,000 and over	16,900	23,720
Other time deposits	46,968	47,327
Total deposits	910,130	836,752
Short-term borrowed funds	1,132	1,081
Long-term debt	29,569	29,530
Mortgage banking derivatives	—	50
Other liabilities	10,982	11,480
Total liabilities	951,813	878,893

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,930,717 and 6,959,556, at June 30, 2022 and December 31, 2021, respectively	8,664	8,700
Additional paid-in capital	11,814	12,032
Undivided profits	32,754	30,551
Accumulated other comprehensive loss	(24,702)	(1,151)
Total Uwharrie Capital Corp shareholders’ equity	28,530	50,132
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	39,185	60,787
Total liabilities and shareholders’ equity	$990,998	$939,680

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,297	$5,335	$10,404	$11,397
Investment securities
Investment securities, taxable	1,228	681	2,243	1,507
Investment securities, non-taxable	370	231	728	484
Equity Securities	5	10	10	10
Interest-earning deposits with banks and federal funds sold	247	27	287	43
Total interest income	7,147	6,284	13,672	13,441

Interest Expense
Interest checking and money market accounts	146	96	259	187
Savings deposits	19	15	37	30
Time deposits, $250,000 and over	14	17	28	46
Other time deposits	34	47	66	123
Short-term borrowed funds	—	1	1	2
Long-term debt	337	130	673	268
Total interest expense	550	306	1,064	656
Net interest income	6,597	5,978	12,608	12,785
Provision for (recovery of) loan losses	(13)	(141)	105	(175)
Net interest income after provision for (recovery of) loan losses	6,610	6,119	12,503	12,960

Noninterest Income
Service charges on deposit accounts	261	240	504	482
Interchange and card transaction fees, net	303	339	541	558
Other service fees and commissions	801	800	1,702	1,430
Gain (loss) on sale of securities	—	51	(91)	991
Realized/unrealized gain (loss) on equity securities	(56)	7	(65)	(12)
Income from mortgage banking	1,172	2,069	2,439	7,175
Supplemental executive retirement plan gain (loss)	(504)	526	(552)	339
Other income	275	142	403	318
Total noninterest income	2,252	4,174	4,881	11,281

Noninterest Expense
Salaries and employee benefits	4,912	5,233	9,928	10,622
Net occupancy expense	427	460	852	886
Equipment expense	193	165	381	337
Data processing costs	194	165	406	330
Loan costs	95	191	264	497
Professional fees and services	204	232	416	468
Marketing and donations	205	200	539	821
Electronic banking expense	117	95	228	184
Software amortization and maintenance	308	333	619	723
FDIC insurance	91	37	153	108
Supplemental executive retirement plan gain (loss)	(504)	526	(552)	339
Other noninterest expense	628	617	1,189	1,082
Total noninterest expense	6,870	8,254	14,423	16,397
Income before income taxes	1,992	2,039	2,961	7,844
Income taxes	310	435	478	1,657
Net income	$1,682	$1,604	$2,483	$6,187

Consolidated net income	$1,682	$1,604	$2,483	$6,187
Less: net income attributable to noncontrolling interest	(141)	(141)	(280)	(280)
Net income attributable to Uwharrie Capital Corp and common shareholders	1,541	1,463	2,203	5,907
Net income per common share
Basic	$0.22	$0.20	$0.32	$0.82
Diluted	$0.22	$0.20	$0.32	$0.82
Weighted average shares outstanding
Basic	6,930,717	7,224,640	6,941,280	7,243,373
Diluted	6,930,717	7,224,640	6,941,280	7,243,373

See accompanying notes

=

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)

Net income	$1,682	$1,604	$2,483	$6,187

Unrealized gain (loss) on available for sale securities	(12,356)	1,187	(30,678)	(2,772)
Related tax effect	2,840	(275)	7,053	662
Reclassification of (gain) loss recognized in net income	—	(51)	91	(991)
Related tax effect	2	14	(17)	204

Total other comprehensive income (loss)	(9,514)	875	(23,551)	(2,897)

Comprehensive income (loss)	(7,832)	2,479	(21,068)	3,290

Less: Comprehensive income attributable to noncontrolling interest	(141)	(141)	(280)	(280)

Comprehensive income (loss) attributable to Uwharrie Capital Corp	$(7,973)	$2,338	$(21,348)	$3,010

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, March 31, 2021	7,039,942	$8,800	$12,539	$27,444	$388	$10,655	$59,826
Net Income	—	—	—	1,463	—	141	1,604
Repurchase and retirement of common stock	(75,700)	(95)	(509)	—	—	—	(604)
Other comprehensive income (loss)	—	—	—	—	875	—	875
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(38)	(38)
Balance, June 30, 2021	6,964,242	$8,705	$12,030	$28,907	$1,263	$10,655	$61,560

Balance, March 31, 2022	6,930,717	$8,664	$11,814	$31,213	$(15,188)	$10,655	$47,158
Net Income	—	—	—	1,541	—	141	1,682
Other comprehensive income (loss)	—	—	—	—	(9,514)	—	(9,514)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(38)	(38)
Balance, June 30, 2022	6,930,717	$8,664	$11,814	$32,754	$(24,702)	$10,655	$39,185

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2020	7,052,143	$8,815	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	5,907	—	280	6,187
Repurchase and retirement of common stock	(87,901)	(110)	(577)	—	—	—	(687)
Other comprehensive loss	—	—	—	—	(2,897)	—	(2,897)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2021	6,964,242	$8,705	$12,030	$28,907	$1,263	$10,655	$61,560

Balance, December 31, 2021	6,959,556	$8,700	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	2,203	—	280	2,483
Repurchase and retirement of common stock	(28,839)	(36)	(218)	—	—	—	(254)
Other comprehensive loss	—	—	—	—	(23,551)	—	(23,551)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2022	6,930,717	$8,664	$11,814	$32,754	$(24,702)	$10,655	$39,185

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,483	$6,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	575	579
Right of use asset amortization	171	167
Provision for (recovery of) loan losses	105	(175)
(Gain) loss on sale of securities available for sale	91	(991)
Gain on sale of premises and equipment	(160)	(41)
Gain on sale of mortgage loans	1,851	5,414
Realized/unrealized loss on equity securities	65	12
Net amortization of premium on investment securities available for sale	1,424	467
Net amortization of premium on investment securities held to maturity	73	88
Amortization of loan servicing rights	679	763
Originations and purchases of mortgage loans for sale	(74,525)	(198,092)
Proceeds from sales of mortgage loans for sale	81,097	188,505
Mortgage banking derivatives	(513)	174
Loan servicing assets	(732)	(1,727)
Accrued interest receivable	(102)	352
Prepaid assets	(184)	67
Cash surrender value of life insurance	(59)	(64)
Miscellaneous other assets	1,182	1,843
Accrued interest payable	63	(9)
Miscellaneous other liabilities	(689)	(172)
Net cash provided by operating activities	12,895	3,347
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	8,398	49,280
Proceeds from sale of equity securities	—	929
Proceeds from maturities, calls and paydowns of securities available for sale	19,280	9,506
Proceeds from maturities, calls and paydowns of securities held to maturity	347	816
Purchase of investment securities available for sale	(44,544)	(70,660)
Purchase of investment securities held to maturity	—	(500)
Purchase of investments in other assets	(409)	(38)
Proceeds from sales of investments in other assets	—	1,125
Net change in restricted stock	(507)	245
Net (increase) decrease in loans	(40,249)	29,635
Purchase of premises and equipment	(705)	(510)
Proceeds from sale of premises and equipment	545	336
Net cash provided (used) by investing activities	(57,844)	20,164
Cash flows from financing activities
Net increase in deposit accounts	73,378	16,097
Net increase in federal funds purchased and other short-term borrowings	51	561
Repayment of long-term borrowings	—	(1,000)
Repurchase of common stock, net	(254)	(687)
Dividends paid on preferred stock (noncontrolling interest)	(280)	(280)
Net cash provided by financing activities	72,895	14,691
Increase in cash and cash equivalents	27,946	38,202
Cash and cash equivalents, beginning of period	94,410	88,868
Cash and cash equivalents, end of period	$122,356	$127,070
Supplemental disclosures of cash flow information
Interest paid	$959	$665
Income taxes paid	1,210	1,278
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(23,551)	$(2,897)
Initial ROU asset for leased properties	128	—
Initial lease liability for leased properties	126	—

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

The information contained in the consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and material adjustments necessary for a fair presentation of results of interim periods, all of which are of a normal recurring nature, have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. Management continues to evaluate the impact of COVID-19, the disease caused by the novel Coronavirus, as well as its evolving variants, beyond the current impacts as of June 30, 2022, which are discussed throughout the accompanying notes of this report. Management is not aware of additional economic events, outside influences or changes in concentrations of business that would require additional clarification or disclosure in the consolidated financial statements.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)

Beginning balance	$(15,188)	$388	$(1,151)	$4,160

Other comprehensive income (loss) before reclassifications, net of $2,840, ($275), $7,053 and $662 tax effect, respectively	(9,516)	912	(23,625)	(2,110)

Amounts reclassified from accumulated other comprehensive income (loss), net of $2, $14, ($17) and $204 tax effect, respectively	2	(37)	74	(787)

Net current-period other comprehensive income (loss)	(9,514)	875	(23,551)	(2,897)

Ending balance	$(24,702)	$1,263	$(24,702)	$1,263

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2022 or December 31, 2021.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 6,930,717 for the three-month period ended June 30, 2022 compared to 7,224,640 for the three-month period ended June 30, 2021. For the six-month period ended June 30, 2022, the weighted average common shares outstanding was 6,941,280 compared to 7,243,373 for the six-month period ended June 30, 2021. The number of shares and earnings per share for the 2021 periods have been adjusted for the 3% stock dividend declared on October 19, 2021.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$35,318	$—	$2,980	$32,338
U.S. Government agencies	40,393	104	857	39,640
GSE - Mortgage-backed securities and CMOs	128,977	1	11,329	117,649
Asset-backed securities	40,869	42	749	40,162
State and political subdivisions	95,626	1	15,973	79,654
Corporate bonds	6,000	—	342	5,658
Total securities available for sale	$347,183	$148	$32,230	$315,101

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$152	$—	$2	$150
State and political subdivisions	15,229	7	1,318	13,918
Corporate bonds	15,000	—	672	14,328
Total securities held to maturity	$30,381	$7	$1,992	$28,396

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$26,675	$16	$310	$26,381
U.S. Government agencies	40,066	172	426	39,812
GSE - Mortgage-backed securities and CMOs	121,994	190	1,736	120,448
Asset-backed securities	43,383	875	60	44,198
State and political subdivisions	89,786	892	1,201	89,477
Corporate bonds	9,928	148	55	10,021
Total securities available for sale	$331,832	$2,293	$3,788	$330,337

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$175	$1	$—	$176
State and political subdivisions	15,626	1,096	—	16,722
Corporate bonds	15,000	196	49	15,147
Total securities held to maturity	$30,801	$1,293	$49	$32,045

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 and $509,000 at June 30, 2022 and December 31, 2021, respectively. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $469,000 and $411,000 at June 30, 2022 and December 31, 2021, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2022.

Results from sales of securities available for sale for the three and six-month periods ended June 30, 2022 and June 30, 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Gross proceeds from sales	$—	$15,043	$8,398	$49,280
Realized gains from sales	$—	$51	$52	$1,505
Realized losses from sales	—	—	143	514
Net realized gains (losses)	$—	$51	$(91)	$991

At June 30, 2022 and December 31, 2021, securities available for sale with a carrying amount of $114.3 million and $104.9 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At June 30, 2022, the unrealized losses on available for sale securities less than twelve months related to eight U.S. Treasury bonds, seven government agency bonds, fifty-four government-sponsored enterprise (GSE) mortgage-backed securities, fifteen asset-backed securities, forty-three state and political subdivision bonds and three corporate bonds. Unrealized losses on held to maturity securities related to one government agency bond, fourteen corporate bonds and six state and political subdivision bonds that had been in a loss position less than twelve months at June 30, 2022. At December 31, 2021, the unrealized losses on available for sale securities less than twelve months related to three U.S. Treasury bonds, fourteen government agency bonds, thirty GSE mortgage-backed securities, five asset-backed securities, thirty-four state and political subdivision bonds and three corporate bonds. There were eight corporate held to maturity bonds that had been in a loss position less than twelve months at December 31, 2021. At June 30, 2022, the Company had ten government agency bonds, four GSE mortgage-backed securities, one asset-backed security and nineteen state and political subdivision bonds that were classified as available for sale and in a loss position for twelve months or more. The

Company had two government agency bonds, one GSE mortgage-backed security and nine state and political subdivision bonds that had been in a loss position for more than twelve months at December 31, 2021.

	Less than 12 Months		12 Months or More		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$32,338	$2,980	$—	$—	$32,338	$2,980
U.S. Government agencies	9,132	599	10,746	258	19,878	857
GSE-Mortgage-backed securities and CMOs	105,130	10,423	12,413	906	117,543	11,329
Asset-backed securities	27,978	717	666	32	28,644	749
State and political subdivisions	57,444	10,520	21,789	5,453	79,233	15,973
Corporate bonds	5,658	342	—	—	5,658	342
Total securities available for sale	$237,680	$25,581	$45,614	$6,649	$283,294	$32,230

	Less than 12 Months		12 Months or More		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	150	2	—	—	150	2
State and political subdivisions	11,976	1,318	—	—	11,976	1,318
Corporate bonds	14,328	672	—	—	14,328	672
Total securities held to maturity	$26,454	$1,992	$—	$—	$26,454	$1,992

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$16,306	$310	$—	$—	$16,306	$310
U.S. Government agencies	19,702	396	2,313	30	22,015	426
GSE-Mortgage-backed securities and CMOs	93,928	1,607	4,210	129	98,138	1,736
Asset-backed securities	8,531	60	—	—	8,531	60
State and political subdivisions	52,959	892	9,272	309	62,231	1,201
Corporate bonds	5,945	55	—	—	5,945	55
Total securities available for sale	$197,371	$3,320	$15,795	$468	$213,166	$3,788

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	5,201	49	—	—	5,201	49
Total securities held to maturity	$5,201	$49	$—	$—	$5,201	$49

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

Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At June 30, 2022, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of June 30, 2022:

	June 30, 2022
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

U.S. Treasury
Due after one but within five years	8,756	8,557	2.12%
Due after five but within ten years	26,562	23,781	1.24%
	35,318	32,338	1.46%
U.S. Government agencies
Due within twelve months	4,001	4,002	1.80%
Due after one but within five years	2,143	2,016	1.91%
Due after five but within ten years	16,320	15,851	1.40%
Due after ten years	17,929	17,771	1.74%
	40,393	39,640	1.62%
Mortgage-backed securities
Due after one but within five years	7,372	7,219	3.60%
Due after five but within ten years	42,791	38,546	1.36%
Due after ten years	78,814	71,884	1.67%
	128,977	117,649	1.68%
Asset-backed securities
Due after ten years	40,869	40,162	2.37%
	40,869	40,162	2.37%
State and political subdivisions
Due within twelve months	105	105	4.50%
Due after one but within five years	1,429	1,407	2.36%
Due after five but within ten years	6,831	6,006	1.94%
Due after ten years	87,261	72,136	1.92%
	95,626	79,654	1.93%
Corporate bonds
Due after one but within five years	4,000	3,667	0.89%
Due after five but within ten years	2,000	1,991	2.00%
	6,000	5,658	1.26%
Total securities available for sale
Due within twelve months	4,106	4,107	1.87%
Due after one but within five years	23,700	22,866	2.37%
Due after five but within ten years	94,504	86,175	1.39%
Due after ten years	224,873	201,953	1.90%
	$347,183	$315,101	1.79%

	June 30, 2022
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

U. S. Government agencies
Due after one but within five years	$152	$150	2.80%
	152	150	2.80%
State and political subdivisions
Due within twelve months	1,040	1,043	2.20%
Due after one but within five years	895	899	2.26%
Due after ten years	13,294	11,976	2.85%
	15,229	13,918	2.77%
Corporate Bonds
Due after five but within ten years	15,000	14,328	4.57%
	15,000	14,328	4.57%
Total securities held for maturity
Due within twelve months	1,040	1,043	2.20%
Due after one but within five years	1,047	1,049	2.34%
Due after five but within ten years	15,000	14,328	4.57%
Due after ten years	13,294	11,976	2.85%
	$30,381	$28,396	3.66%

The portion of unrealized gains and losses for the three and six months ended June 30, 2022 and 2021 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$929

Net gains (losses) recognized during the period on equity securities	$(56)	$7	$(65)	$(12)
Less: Net gains (losses) recognized from equity securities sold during the period	—	—	—	(18)
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(56)	$7	$(65)	$6

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Commercial
Commercial	$74,460	$73,035
SBA Paycheck Protection Program (PPP)	960	15,840
Real estate - commercial	165,369	150,382
Other real estate construction loans	46,967	28,275
Other loans	5,263	5,496
Noncommercial
Real estate 1-4 family construction	7,933	8,424
Real estate - residential	95,825	78,824
Home equity	54,185	51,003
Consumer loans	9,535	9,579
	460,497	420,858
Less:
Allowance for loan losses	(4,194)	(4,026)
Deferred loan costs (fees) net	594	(79)

Loans held for investment, net	$456,897	$416,753

The Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), was created as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2022, the Company had funded 1,202 PPP loans representing $81.0 million. Of the loans funded, 1,194 loans totaling $80.8 million had been paid off or forgiven by the SBA as of June 30, 2022. The Consolidated Appropriations Act, 2021, or CAA, established another round of PPP loan funding for certain eligible borrowers, and the Company assisted these borrowers in obtaining a first or second draw loan. The Company had funded 879 second round PPP loans totaling $46.4 million as of June 30, 2022. Of the loans funded during the second round, 843 loans totaling $45.6 million had been paid off or forgiven by the SBA as of June 30, 2022. Remaining deferred loan fees of $59,000 and remaining deferred loan costs of $9,000 were attributable to the second round of PPP loans at June 30, 2022. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Note 7 – Allowance for Loan Losses

The following tables show the change in the allowance for loan losses by loan segment for the three and six months ended June 30, 2022 and 2021, respectively:

Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)

Balance, beginning of period	$2,626	$2,555	$2,429	$2,753
Provision for (recovery of) loan losses	(124)	(47)	66	(134)
Charge-offs	—	—	—	(118)
Recoveries	58	13	65	20
Net (charge-offs) recoveries	58	13	65	(98)
Balance at end of period	$2,560	$2,521	$2,560	$2,521

Non-Commercial	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)

Balance, beginning of period	$1,530	$1,697	$1,597	$1,649
Provision for (recovery of) loan losses	111	(94)	39	(41)
Charge-offs	(18)	(8)	(24)	(28)
Recoveries	11	58	22	73
Net (charge-offs) recoveries	(7)	50	(2)	45
Balance at end of period	$1,634	$1,653	$1,634	$1,653

Total	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)

Balance, beginning of period	$4,156	$4,252	$4,026	$4,402
Provision for (recovery of) loan losses	(13)	(141)	105	(175)
Charge-offs	(18)	(8)	(24)	(146)
Recoveries	69	71	87	93
Net (charge-offs) recoveries	51	63	63	(53)
Balance at end of period	$4,194	$4,174	$4,194	$4,174

The following tables show period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at June 30, 2022 and December 31, 2021:

June 30, 2022
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$51	$838	$2,509	$292,283	$2,560	$293,121
Non-Commercial	164	2,470	1,470	165,500	1,634	167,970
Total	$215	$3,308	$3,979	$457,783	$4,194	$461,091

December 31, 2021
	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$102	$2,573	$2,327	$269,876	$2,429	$272,449
Non-Commercial	112	2,135	1,485	146,195	1,597	148,330
Total	$214	$4,708	$3,812	$416,071	$4,026	$420,779

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

June 30, 2022
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and and Non-accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$—	$87	$87	$74,373	$74,460	$—
SBA Paycheck Protection Program (PPP)	—	—	—	910	910	—
Real estate - commercial	—	284	284	165,237	165,521	—
Other real estate construction	—	—	—	46,967	46,967	—
Real estate 1-4 family construction	—	—	—	7,933	7,933	—
Real estate - residential	169	156	325	95,992	96,317	—
Home equity	19	61	80	54,105	54,185	—
Consumer loans	71	—	71	9,464	9,535	—
Other loans	—	—	—	5,263	5,263	—
Total	$259	$588	$847	$460,244	$461,091	$—

December 31, 2021
	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and and Non-accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$201	$310	$511	$72,524	$73,035	$—
SBA Paycheck Protection Program (PPP)	—	—	—	15,100	15,100	—
Real estate - commercial	127	292	419	150,124	150,543	—
Other real estate construction	—	—	—	28,275	28,275	—
Real estate 1-4 family construction	—	—	—	8,424	8,424	—
Real estate - residential	559	337	896	78,428	79,324	—
Home equity	—	33	33	50,970	51,003	—
Consumer loan	27	—	27	9,552	9,579	—
Other loans	—	—	—	5,496	5,496	—
Total	$914	$972	$1,886	$418,893	$420,779	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $41,000 of residential real estate in process of foreclosure at June 30, 2022. At December 31, 2021, the Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure.

The composition of non-accrual loans by class as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
	(dollars in thousands)

Commercial	$87	$310
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	284	292
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	156	337
Home equity	61	33
Consumer loans	—	—
Other loans	—	—
	$588	$972

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

The tables below summarize risk grades of the loan portfolio by class at June 30, 2022 and December 31, 2021:

June 30, 2022
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$73,179	$1,194	$87	$—	$74,460
SBA Paycheck Protection Program (PPP)	910	—	—	—	910
Real estate - commercial	164,126	1,111	284	—	165,521
Other real estate construction	46,789	53	125	—	46,967
Real estate 1-4 family construction	7,933	—	—	—	7,933
Real estate - residential	93,672	2,095	550	—	96,317
Home equity	53,957	167	61	—	54,185
Consumer loans	9,512	23	—	—	9,535
Other loans	5,263	—	—	—	5,263
Total	$455,341	$4,643	$1,107	$—	$461,091

December 31, 2021
	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$70,235	$2,490	$310	$—	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	—	—	15,100
Real estate - commercial	145,084	4,387	1,072	—	150,543
Other real estate construction	27,966	55	254	—	28,275
Real estate 1-4 family construction	8,424	—	—	—	8,424
Real estate - residential	76,430	2,157	737	—	79,324
Home equity	50,672	298	33	—	51,003
Consumer loans	9,538	41	—	—	9,579
Other loans	5,496	—	—	—	5,496
Total	$408,945	$9,428	$2,406	$—	$420,779

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2022 and December 31, 2021 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2022 and December 31, 2021:

June 30, 2022
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$74,373	$87	$74,460
SBA Paycheck Protection Program (PPP)	910	—	910
Real estate - commercial	165,237	284	165,521
Other real estate construction	46,967	—	46,967
Real estate 1-4 family construction	7,933	—	7,933
Real estate - residential	96,161	156	96,317
Home equity	54,124	61	54,185
Consumer loans	9,535	—	9,535
Other loans	5,263	—	5,263
Total	$460,503	$588	$461,091

December 31, 2021
	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$72,725	$310	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	15,100
Real estate - commercial	150,251	292	150,543
Other real estate construction	28,275	—	28,275
Real estate 1 – 4 family construction	8,424	—	8,424
Real estate – residential	78,987	337	79,324
Home equity	50,970	33	51,003
Consumer loans	9,579	—	9,579
Other loans	5,496	—	5,496
Total	$419,807	$972	$420,779

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at June 30, 2022 and December 31, 2021.

June 30, 2022
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$34	$—	$34	$22
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	804	89	715	29
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,409	585	1,824	163
Home equity	61	32	29	1
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$3,308	$706	$2,602	$215

December 31, 2021
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$960	$—	$960	$31
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	1,613	—	1,613	71
Other real estate construction	0	—	—	—
Real estate 1 - 4 family construction	—	—	—	—
Real estate - residential	2,103	777	1,326	111
Home equity	32	2	30	1
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$4,708	$779	$3,929	$214

The table below shows interest income received on impaired loans by class for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$506	$25	$651	$7
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	987	10	3,493	31
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,161	27	2,762	34
Home equity	46	1	236	—
Consumer loans	0	—	10	—
Other loans	—	—	—	—

Total	$3,700	$63	$7,152	$72

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$657	$29	$651	$12
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	1,195	34	3,511	55
Other real estate construction	—	—	346	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,142	90	2,794	72
Home equity	42	1	173	1
Consumer loans	—	—	11	—
Other loans	—	—	—	—
Total	$4,036	$154	$7,486	$140

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

At June 30, 2022, the Company had $2.8 million in TDRs outstanding, of which one with a balance totaling $37,000 was on a non-accruing basis. Comparatively, the Company had $3.8 million of outstanding TDRs, of which one with a balance of $39,000 was on a non-accruing basis, at December 31, 2021.

For the three and six months ended June 30, 2022 and 2021, the following tables present a breakdown of the types of concessions made by loan class.

For the three months ended June 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	1	560	560
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
Total	1	$560	$560

For the three months ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	1	$648	$648
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	1	216	216
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
Total	2	$864	$864

For the six months ended June 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	1	560	560
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
Total	1	$560	$560

For the six months ended June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	$1	$648	$648
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	1	216	216
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
Total	2	$864	$864

During both rolling twelve-month periods ended June 30, 2022 and June 30, 2021, there was one TDR for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $173,000 in the allowance for loan losses as of June 30, 2022, as a direct result of these TDRs. At June 30, 2021, there was $151,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loans modified as TDRs within the previous twelve months as of June 30, 2022 and 2021:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
June 30, 2022
Below market interest rate	1	$219	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of principal/other	7	2,144	4	1,240	—	—	—	—
Total	8	$2,363	4	$1,240	—	$—	—	$—

June 30, 2021
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of principal/other	7	752	4	1,023	—	—	1	41
Total	7	$752	4	$1,023	—	$—	1	$41

The CARES Act allowed the Company to suspend the TDR classifications described above in an effort to provide relief to borrowers impacted by COVID-19. The CAA extended the expiration of TDR suspensions as set forth in the CARES Act until the earlier of (i) January 1, 2022 or (ii) 60 days after the national emergency terminates. The Company elected to adopt this suspension until January 1, 2022 in accordance with the CAA. Modifications of loans subsequent to March 1, 2020 for COVID-19 reasons, and that were current as of December 31, 2019, were not considered TDRs and are tracked internally as “COVID-19 Modifications”. As of June 30, 2022 and December 31, 2021, the Company had no current outstanding loans modified for COVID-19 related reasons.

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

On June 30, 2022 the Company entered into a sale and leaseback transaction of its branch office in Mount Pleasant, North Carolina. The Company received proceeds of $365,000 and recognized a gain of $121,000 related to the sale of the building. The initial lease term is five years with three five-year extension options, and there is no purchase option included in the lease. At June 30, 2022, the Company recorded a right of use asset in the amount of $128,000 and lease liability in the amount of $126,000.  There were no lease costs associated with the lease at June 30, 2022 but will commence in the third quarter of 2022. All amounts associated with this sale and leaseback transaction are included in the discussion and tables below.

Our leases relate to four office locations, three of which are branch locations, with remaining terms of five to seven years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2022, operating lease ROU assets were $2.1 million and the lease liability was $2.2 million, compared to ROU assets of $2.3 million and a lease liability of $2.4 million at June 30, 2021. Lease costs associated with all leases was $99,000 and $198,000 for the three and six months ended June 30, 2022, respectively.

The table below summarizes other information related to our operating leases:

	Six Months Ended June 30,
	2022	2021
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$198	$194
Right-of-use assets obtained in exchange for new operating lease liabilities	2,096	2,270
Weighted-average remaining lease term - operating leases, in years	5.4	6.4
Weighted-average discount rate - operating leases	2.54%	2.45%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2022
(in thousands)

2022	$213
2023	435
2024	446
2025	455
2026	416
2027 and thereafter	377
Total lease payments	2,342
Less: Interest	(161)
Present value of lease liabilities	2,181

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

At June 30, 2022 and December 31, 2021, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	June 30, 2022	December 31, 2021
	(dollars in thousands)

Commitments to extend credit	$178,919	$177,706
Credit card commitments	20,255	19,763
Standby letters of credit	8,064	8,161
Total commitments	$207,238	$205,630

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$32,338	$32,338	$—	$—
U.S. Government agencies	39,640	—	39,640	—
GSE - Mortgage-backed securities and CMO’s	117,649	—	117,649	—
Asset-backed securities	40,162	—	40,162	—
State and political subdivisions	79,654	—	79,654	—
Corporate bonds	5,658	—	5,658	—
Equity securities	327	327	—	—
Mortgage banking derivatives	806	—	207	599
Total assets at fair value on a recurring basis	$316,234	$32,665	$282,970	$599
Mortgage banking derivatives	$—	$—	$—	$—
Total liabilities at fair value on a recurring basis	$—	$—	$—	$—

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$26,381	$26,381	$—	$—
U.S. Government agencies	39,812	—	39,812	—
GSE - Mortgage-backed securities and CMO’s	120,448	—	120,448	—
Asset-backed securities	44,198	—	44,198	—
State and political subdivisions	89,477	—	89,477	—
Corporate bonds	10,021	—	10,021	—
Equity securities	392	392	—	—
Mortgage banking derivatives	1,269	—	253	1,016
Total assets at fair value on a recurring basis	$331,998	$26,773	$304,209	$1,016
Mortgage banking derivatives	$50	$—	$50	$—
Total liabilities at fair value on a recurring basis	$50	$—	$50	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	June 30, 2022
	(dollars in thousands)
	Mortgage banking derivatives: Interest rate lock commitments	Total
Balance at December 31, 2021	$1,016	$1,016
Change in fair value:
Included in income from mortgage banking	(417)	(417)
Balance at June 30, 2022	$599	$599

The fair value of mortgage IRLCs at June 30, 2022 was calculated based on a notional amount of $30.4 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the three months ended June 30, 2022, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 84.0% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2021 was calculated based on a notional amount of $28.9 million. Significant unobservable inputs were the same as those used for the six months ended June 30, 2022 and assumed a projected pull-through rate of 82.47% at December 31, 2021. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,387	$—	$—	$2,387
Total assets at fair value on a nonrecurring basis	$2,387	$—	$—	$2,387

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,715	$—	$—	$3,715
Total assets at fair value on a nonrecurring basis	$3,715	$—	$—	$3,715

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2022
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

December 31, 2021
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At June 30, 2022, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2022 and December 31, 2021 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2022 and December 31, 2021:

June 30, 2022
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$122,356	$122,356	$122,356	$—	$—
Securities available for sale	315,101	315,101	32,338	282,763	—
Securities held to maturity	30,381	28,396	—	14,068	14,328
Equity securities	327	327	327	—	—
Loans held for investment, net	456,897	436,291	—	—	436,291
Loans held for sale	13,261	13,261	—	13,261	—
Restricted stock	1,428	1,428	1,428	—	—
Loan servicing rights	5,137	6,571	—	6,571	—
Mortgage banking derivatives	806	806	—	207	599
Accrued interest receivable	2,656	2,656	—	—	2,656

FINANCIAL LIABILITIES
Deposits	$910,130	908,929	—	908,929	—
Short-term borrowings	1,132	1,132	—	1,132	—
Long-term borrowings	29,569	27,030	—	—	27,030
Mortgage banking derivatives	—	—	—	—	—
Accrued interest payable	70	70	—	—	70

December 31, 2021
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$94,410	$94,357	$90,924	$3,433	$—
Securities available for sale	330,337	330,337	—	330,337	—
Securities held to maturity	30,801	32,045	—	16,898	15,147
Equity securities	392	392	392	—	—
Loans held for investment, net	416,753	412,585	—	—	412,585
Loans held for sale	21,684	21,684	—	21,684	—
Restricted stock	921	921	921	—	—
Loan servicing rights	5,078	5,509	—	5,509	—
Mortgage banking derivatives	1,269	1,269	—	253	1,016
Accrued interest receivable	2,554	2,554	—	—	2,554

FINANCIAL LIABILITIES
Deposits	$836,752	$836,567	$—	$836,567	$—
Short-term borrowings	1,081	1,081	—	1,081	—
Long-term borrowings	29,530	30,039	—	—	30,039
Mortgage banking derivatives	50	50	—	50	—
Accrued interest payable	7	7	—	—	7

At June 30, 2022 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

Note 13 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. During 2019, the effective date was extended to fiscal years beginning on or after December 15, 2022 for public entities that qualify as smaller reporting companies, per the Securities and Exchange Commission definition, which currently includes the Company. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have entered into a contract to outsource our current model with a CECL-ready vendor.  Currently we are in the process of finalizing our forecast for probabilities of default and setting model assumptions. When finalized, the Company plans to run the CECL model parallel to the existing allowance model beginning with the second quarter of 2022 allowance. The impact of the adoption is dependent on loan portfolio composition and credit quality at adoption date, as well as economic conditions and forecasts at that time.

In March 2022, FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, effective December 15, 2022. ASU 2022-02 eliminates the TDR accounting guidance set forth in Subtopic 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” for financial institutions that have already adopted the CECL standard. The update requires that an entity apply the loan refinancing and restructuring guidance in ASC 310-20, “Receivables – Nonrefundable Fees and Other Costs,” to determine whether a modification results in a new loan or a continuation of an existing loan. Enhanced qualitative and quantitative disclosures will be required for modifications made for borrowers experiencing financial difficulty.  As of June 30, 2022, the Company had not yet adopted the CECL standard.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of June 30, 2022 and December 31, 2021.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at June 30, 2022
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$30,358	$599
Forward sales commitments	3,572	62
To-be-announced mortgage-backed securities trades	40,000	145
Included in mortgage banking derivatives liability:
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—

Balance at December 31, 2021
Included in mortgage banking derivatives asset:
Interest rate lock commitments	28,939	1,016
Forward sales commitments	8,417	253
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	44,000	50

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to: the impact of the novel Coronavirus disease, or COVID-19, and its variants on our borrowers’ ability to meet their financial obligations to us; increases in our past due loans and provisions for loan losses that may result from COVID-19 and its broader economic effects, including labor shortages, supply chain issues, and inflation that may impact our borrowers;  declines in general economic conditions, including increased stress in the financial markets due to COVID-19 or other factors; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021.

During the six months ended June 30, 2022, the Company’s total assets increased $51.3 million, from $939.7 million to $991.0 million.

Cash and cash equivalents increased $27.9 million during the six months ended June 30, 2022, from $94.4 million to $122.3 million. The increase is related to the growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $15.7 million to $345.5 million for the six-month period ended June 30, 2022. At June 30, 2022, the Company had unrealized losses on securities available for sale of $32.1 million, compared to unrealized losses of $1.5 million at December 31, 2021. The significant decline in fair value is directly related to the increase in market interest rates at June 30, 2022 compared to December 31, 2021, as the U.S. Treasury yield curve reacts to substantial increases in the federal funds rate by the Federal Reserve.

At June 30, 2022, equity securities declined in value from $392,000 at December 31, 2021 to $327,000 as a result of the decline in value in the equity market.

Loans held for sale decreased 38.8%, or $8.4 million, as many of the loans produced near the December 31, 2021 quarter-end date were not sold on the secondary market until 2022. Loans held for investment increased from $420.8 million to $461.1 million, an increase of $40.3 million for the six-month period ended June 30, 2022. The Company experienced a net increase in all loan sectors with the exception of consumer loans, other loans and SBA PPP loans. SBA PPP loans were issued during 2020 and 2021 as a result of the federal government’s response to helping small businesses due to COVID-related issues. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA if the loans comply with PPP requirements.

The allowance for loan losses was $4.2 million at June 30, 2022, which represented 0.91% of the total loans held for investment, compared to $4.0 million or 0.96% of the total loans held for investment at December 31, 2021. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to other assets, which increased $7.2 million from $9.5 million as of December 31, 2021 to $16.6 million at June 30, 2022 as a result of the increase in deferred tax assets from the significant decline in value of the available for sale security portfolio. Additionally, restricted stock increased $507,000 for the same period mainly due to the increase in FRB stock required to be held from increased common equity.

Customer deposits, our primary funding source, experienced a $73.4 million increase during the six-month period ended June 30, 2022, increasing from $836.8 million to $910.1 million, an 8.8% increase. In addition to receipt of government grant funding by some depositors, a large portion of this increase is related to the overall growth in the number of deposit accounts and relationship sizes. As the banking subsidiary of the Company operates in a primarily rural market, many competitors have exited the markets where we remain, which has driven deposit growth in our current markets. Demand noninterest-bearing checking accounts increased $49.5 million, interest checking and money market accounts increased $21.6 million and savings deposits increased $9.5 million during the six months ended June 30, 2022. Time deposits decreased by $7.2 million during the same period as customers transitioned to liquid accounts.

Total short-term borrowings increased $51,000 for the six-month period ended June 30, 2022. At June 30, 2022, the Company had $29.6 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to an early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to an early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at June 30, 2022.

Other changes in consolidated liabilities are primarily related to the $613,000 decrease in the reserve for income taxes from December 31, 2021 to June 30, 2022. Federal and state estimated tax payments for the first two quarters of 2022 were made during the second quarter of 2022. Additionally, mortgage forward sales commitments decreased $50,000 from $50,000 at December 31, 2021 to $0 at June 30, 2022, because of the rise in interest rates since year-end.  As rates rise, the value of the mandatory commitment deteriorates, and the price required to exit out of the commitment decreases.

At June 30, 2022, total shareholders’ equity was $39.2 million, a decrease of $21.6 million from December 31, 2021. This decline is a result of unrealized losses on investment securities, net of tax, increasing by $23.6 million as the yield curve continues to steepen. Net income for the six-month period ended June 30, 2022 was $2.5 million. The Company repurchased 28,839 shares of common stock at a total cost of $254,000 during the first six months of 2022. During the same period, the Company paid $280,000 in dividends attributable to noncontrolling interest. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended June 30, 2022 and 2021.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $1.7 million for the three months ended June 30, 2022, as compared to $1.6 million for the three months ended June 30, 2021, an increase of $78,000. Net income available to common shareholders was $1.5 million, or $0.22 per common share, for the three months ended June 30, 2022, compared to $1.4 million, or $0.20 per common share, at June 30, 2021. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended June 30, 2022 was $6.6 million, compared to $6.0 million for the three months ended June 30, 2021, an increase of $619,000. During the second quarter of 2022, the average yield on our interest-earning assets decreased twelve basis points to 3.11% from the same period in 2021, and the average rate we paid for our interest-bearing liabilities increased eleven basis points to 0.34%. These changes resulted in a lower interest rate spread of 2.77% as of June 30, 2022, compared to 2.99% as of June 30, 2021. The Company’s net interest margin was 2.87% and 3.07% for the comparable periods in 2022 and 2021, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended June 30, 2022 and 2021:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2022	2021	2022	2021	2022	2021
Interest-earning assets:
Taxable securities	$285,230	$187,793	$1,228	$681	1.73%	1.45%
Nontaxable securities (1)	66,818	38,959	370	231	2.72%	3.00%
Short-term investments	119,709	106,309	247	27	0.83%	0.10%
Equity Securities	383	404	5	10	5.24%	9.93%
Taxable loans	453,442	448,845	5,233	5,281	4.63%	4.72%
Non-taxable loans (1)	11,251	7,713	64	54	2.78%	3.53%
Total interest-earning assets	936,833	790,023	7,147	6,284	3.11%	3.23%

Interest-bearing liabilities:
Interest-bearing deposits	618,010	514,616	213	175	0.14%	0.14%
Short-term borrowed funds	1,124	1,252	—	1	0.00%	0.32%
Long-term debt	29,560	10,082	337	132	4.57%	5.25%
Total interest bearing liabilities	648,694	525,950	550	308	0.34%	0.23%

Net interest spread	$288,139	$264,073	$6,597	$5,976	2.77%	2.99%

Net interest margin (1) (% of earning assets)					2.87%	3.07%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery for loan losses was $13,000 for the three months ended June 30, 2022, compared to a recovery of $141,000 for the same period in 2021. There were net loan recoveries of $51,000 for the three months ended June 30, 2022, as compared to net loan recoveries of $63,000 during the same period of 2021. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased by $1.9 million for the three-month period ended June 30, 2022, as compared to the same period in 2021. Declines in market valuation adjustments on supplemental executive retirement plans contributed approximately $1.0 million to this decrease. Another significant factor contributing to the overall change in noninterest income was a decrease of $897,000 in income from mortgage loan sales. This decline is due to the significant reduction in production, particularly mortgage refinancing activity, as interest rates have risen quickly during the first half of 2022.

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

	Three Months Ended June 30,
	2022	2021
	(in thousands)

Income from debit card transactions	$578	$536
Income from credit card transactions	155	129
Gross interchange and transaction fee income	733	665
Network costs - debit card	277	180
Network costs - credit card	153	146
Total	$303	$339

Noninterest Expense

Noninterest expense for the three months ended June 30, 2022 decreased by $1.4 million from the same period in 2021, to $6.9 million. Salaries and benefits, the largest component of noninterest expense, decreased $321,000 due to decreased commissions from reduced production in the mortgage division. As a result of production declines in the mortgage division, loan costs decreased by $96,000 to $95,000 for the three months ended June 30, 2022. Market valuation adjustments decreased the expense associated with supplemental executive retirement plans by $1.0 million.

Total other noninterest expense increased $11,000 for the three months ended June 30, 2022, compared to the same period in 2021. The table below reflects the composition of other noninterest expense.

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Postage	$52	$56
Telephone and data lines	49	49
Office supplies and printing	19	26
Shareholder relations expense	36	39
Dues and subscriptions	74	97
Other	398	350
Total	$628	$617

Income Tax Expense

The Company had income tax expense of $310,000 for the three months ended June 30, 2022 at an effective tax rate of 15.6% compared to income tax expense of $435,000 with an effective tax rate of 21.3% in the comparable 2021 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank-owned life insurance. For the three months ended June 30, 2022, the effective tax rate decreased due to the increase in tax-exempt security holdings.

Results of Operations for the Six Months Ended June 30, 2022 and 2021.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.5 million for the six months ended June 30, 2022, as compared to $6.2 million for the six months ended June 30, 2021, a decrease of $3.7 million. Net income available to common shareholders was $2.2 million, or $0.32 per common share, for the six months ended June 30, 2022, compared to $5.9 million, or $0.82 per common share, at June 30, 2021. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2022 was $12.6 million, compared to $12.8 million for the six months ended June 30, 2021, a decrease of $177,000. During the first six months of 2022, the average yield on our interest-earning assets decreased forty-seven basis points to 3.04% from the same period in 2021, and the average rate we paid for our interest-bearing liabilities increased nine basis points to 0.34%. These changes resulted in a lower interest rate spread of 2.70% as of June 30, 2022, compared to 3.26% as of June 30, 2021. The Company’s net interest margin was 2.81% and 3.34% for the comparable periods in 2022 and 2021, respectively.

The following table presents average balance sheet and a net interest income analysis for the six months ended June 30, 2022 and 2021:

Average Balance Sheet and Net Interest Income Analysis

For the Six Months Ended June 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2022	2021	2022	2021	2022	2021
Interest-earning assets:
Taxable securities	$291,033	$190,764	$2,243	$1,507	1.55%	1.59%
Nontaxable securities (1)	66,004	39,216	728	484	2.72%	3.14%
Short-term investments	104,153	82,479	287	43	0.56%	0.11%
Equity Securities	388	562	10	10	5.20%	3.59%
Taxable loans	451,336	460,087	10,290	11,286	4.60%	4.95%
Non-taxable loans (1)	9,437	7,955	114	111	2.98%	3.55%
Total interest-earning assets	922,351	781,063	13,672	13,441	3.04%	3.51%

Interest-bearing liabilities:
Interest-bearing deposits	608,032	512,563	390	386	0.13%	0.15%
Short-term borrowed funds	1,109	1,435	1	2	0.18%	0.28%
Long-term debt	29,550	11,038	673	268	4.59%	4.90%
Total interest-bearing liabilities	638,691	525,036	1,064	656	0.34%	0.25%

Net interest spread	$283,660	$256,027	$12,608	$12,785	2.70%	3.26%

Net interest margin (1) (% of earning assets)					2.81%	3.34%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The provision for loan losses was $105,000 for the six months ended June 30, 2022, compared to a recovery of $175,000 for the same period in 2021. There were net loan recoveries of $63,000 for the six months ended June 30, 2022, as compared to net loan charge-offs of $53,000 during the same period of 2021. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income decreased by $6.4 million for the six-month period ended June 30, 2022, as compared to the same period in 2021. The gain on sale of securities decreased $1.1 million to a loss of $91,000 at June 30, 2022 compared to a gain of $991,000 at June 30, 2021 as the Company worked to reduce the duration of the investment portfolio in an attempt to protect capital as long-term interest rates rise.  Negative market adjustments of supplemental executive retirement plans contributed $891,000 to the reduction in total noninterest income.

The primary factor contributing to the overall decline in noninterest income was a decrease of $4.7 million in income from mortgage loan sales. This decrease is due to the significant reduction in production, particularly mortgage refinancing activity, as interest rates have risen quickly during the first six months of 2022.

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

	Six Months Ended June 30,
	2022	2021
	(in thousands)

Income from debit card transactions	$1,083	$1,028
Income from credit card transactions	300	243
Gross interchange and transaction fee income	1,383	1,271
Network costs - debit card	531	431
Network costs - credit card	311	282
Total	$541	$558

Noninterest Expense

Noninterest expense for the six months ended June 30, 2022 decreased by $1.4 million from the same period in 2021, to $14.4 million. Salaries and benefits, the largest component of noninterest expense, decreased $694,000 due to decreased commissions from reduced production in the mortgage division. As a result of production declines in the mortgage division, volume-driven loan costs decreased by $233,000 to $264,000 for the six months ended June 30, 2022 and marketing and donations decreased $282,000 to $539,000 for the same time period.

Total other noninterest expense increased $107,000 for the six months ended June 30, 2022, compared to the same period in 2021. Increases in postage, business insurance, annual meeting costs and franchise tax expense contributed to this overall increase. The table below reflects the composition of other noninterest expense.

	Six Months Ended June 30,
	2022	2021
	(in thousands)

Postage	$117	$102
Telephone and data lines	105	98
Office supplies and printing	43	52
Shareholder relations expense	73	72
Dues and subscriptions	150	206
Other	701	552
Total	$1,189	$1,082

Income Tax Expense

The Company had income tax expense of $478,000 for the six months ended June 30, 2022 at an effective tax rate of 16.1% compared to income tax expense of $1.7 million with an effective tax rate of 21.1% in the comparable 2021 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax free municipal loans and income earned on bank-owned life insurance. For the six months ended June 30, 2022, the effective tax rate decreased due to the increase in tax-exempt security holdings.

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

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first six months of 2022, the average effective credit score of the portfolio, excluding loans in default, increased slightly from 767 to 771. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

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

At June 30, 2022, the level of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, was $3.3 million, compared to $4.7 million at December 31, 2021, a net decrease of $1.4 million. The decrease is related to two large relationships paying off during the first half of 2022. Total non-accrual loans, which are a component of impaired loans, decreased from $972,000 at December 31, 2021 to $588,000 at June 30, 2022. During the first six months of 2022, three loans totaling $610,000 were added to impaired loans; however, four loans totaling $1.9 million were paid off.  We also had net pay downs of $118,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased five basis points from 0.96% at December 31, 2021 to 0.91% at June 30, 2022. The collectively evaluated allowance as a percentage of collectively evaluated loans was 0.92% at December 31, 2021 and 0.87% at June 30, 2022. The decrease is attributable to continued improvement in probability of defaults of the portfolio. The individually evaluated allowance as a percentage of individually evaluated loans increased from 4.54% to 6.48% for the same periods, mainly due to one relationship with a large pay down and little reserves associated due to collateral values.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.23% at December 31, 2021 to 0.13% at June 30, 2022, and was related to two nonaccrual relationships that were paid off in the first six months of the year.

Troubled debt restructured loans, included in impaired loans, totaled $2.8 million at June 30, 2022 and $3.8 million at December 31, 2021. At June 30, 2022, there was one troubled debt restructured loan in non-accrual status, which had a balance of $37,000.

Other real estate owned remained at $0 through June 30, 2022, as there were no loans foreclosed on during the first six months of 2022.

As of June 30, 2022, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

The following table shows the comparison of nonperforming assets at June 30, 2022 and December 31, 2021:

Nonperforming Assets

(dollars in thousands)

	June 30, 2022	December 31, 2021
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Non-accrual loans	588	972
Other real estate owned	—	—
Total nonperforming assets	$588	$972

Allowance for loans losses	$4,194	$4,026
Nonaccrual loans to total loans	0.13%	0.23%
Allowance for loan losses to total loans	0.91%	0.96%
Allowance for loan losses to nonaccrual loans	713.27%	414.20%
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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth.  The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At June 30, 2022, these sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $43.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $103.3 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $20.4 million and the issuance of commercial paper. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of June 30, 2022, $3.0 million remained available for use on the line of credit. The Company has also secured long-term debt from other sources consisting of $29.5 million of junior subordinated debt at both June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2022, the Company had $29.5 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2022, with the exception of mortgage banking derivatives.  See Note 14 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2022. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2022.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
April 1, 2022 Through April 30, 2022	—	$—	—	$—
May 1, 2022 Through May 31, 2022	—	$—	—	$—
June 1, 2022 Through June 30, 2022	—	$—	—	$—
Total	—	$—	—	$—

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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 2, 2022	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 2, 2022	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer