Form 10-Q
period 2022-09-30
UWHARRIE CAPITAL CORP
filed 2022-11-08
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,915,002 shares of common stock outstanding as of November 2, 2022.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.
	September 30, 2022 (Unaudited)	December 31, 2021*
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,821	$5,298
Interest-earning deposits with banks	147,397	89,112
Cash and cash equivalents	153,218	94,410
Securities available for sale, at fair value	321,382	330,337
Securities held to maturity, at amortized cost (fair value $26,990 and $32,045 respectively)	30,343	30,801
Equity security, at fair value	321	392
Loans held for sale	4,740	21,684
Loans:
Loans held for investment	477,175	420,779
Less allowance for loan losses	(2,661)	(4,026)
Net loans held for investment	474,514	416,753
Premises and equipment, net	14,885	15,987
Interest receivable	3,203	2,554
Restricted stock	1,428	921
Bank-owned life insurance	9,155	9,066
Deferred income tax benefit	11,560	1,729
Loan servicing assets	5,149	5,078
Mortgage banking derivatives	799	1,269
Other assets	7,984	8,699
Total assets	$1,038,681	$939,680

LIABILITIES
Deposits:
Demand noninterest-bearing	$293,112	$239,422
Interest checking and money market accounts	499,515	422,942
Savings deposits	107,088	103,341
Time deposits, $250,000 and over	46,422	23,720
Other time deposits	17,424	47,327
Total deposits	963,561	836,752
Short-term borrowed funds	1,103	1,081
Long-term debt	29,588	29,530
Mortgage banking derivatives	220	50
Other liabilities	11,717	11,480
Total liabilities	1,006,189	878,893

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,928,661 and 6,959,556, at September 30, 2022 and December 31, 2021, respectively	8,661	8,700
Common stock dividend distributable	216	—
Additional paid-in capital	12,886	12,032
Undivided profits	34,138	30,551
Accumulated other comprehensive loss	(34,064)	(1,151)
Total Uwharrie Capital Corp shareholders’ equity	21,837	50,132
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	32,492	60,787
Total liabilities and shareholders’ equity	$1,038,681	$939,680

(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$5,367	$6,242	$15,771	$17,639
Investment securities
Investment securities, taxable	1,577	740	3,820	2,247
Investment securities, non-taxable	391	309	1,119	793
Equity Securities	5	5	15	15
Interest-earning deposits with banks and federal funds sold	725	53	1,012	96
Total interest income	8,065	7,349	21,737	20,790
Interest Expense
Interest checking and money market accounts	434	105	693	292
Savings deposits	20	18	57	48
Time deposits, $250,000 and over	25	17	53	63
Other time deposits	34	36	100	159
Short-term borrowed funds	2	1	3	3
Long-term debt	338	192	1,011	463
Total interest expense	853	369	1,917	1,028
Net interest income	7,212	6,980	19,820	19,762
Recovery of loan losses	(1,512)	(1,057)	(1,407)	(1,232)
Net interest income after recovery of loan losses	8,724	8,037	21,227	20,994

Noninterest Income
Service charges on deposit accounts	282	253	786	735
Interchange and card transaction fees, net	315	261	856	819
Other service fees and commissions	763	842	2,465	2,272
Gain (loss) on sale of securities	—	—	(91)	991
Realized/unrealized loss on equity securities	(6)	(2)	(71)	(14)
Income from mortgage banking	819	2,323	3,258	9,498
Supplemental executive retirement plan gain (loss)	(74)	786	(626)	1,125
Other income	139	97	542	415
Total noninterest income	2,238	4,560	7,119	15,841
Noninterest Expense
Salaries and employee benefits	4,868	5,833	14,796	16,455
Net occupancy expense	424	433	1,276	1,319
Equipment expense	199	192	580	529
Data processing costs	204	170	610	500
Loan costs	92	192	356	689
Professional fees and services	217	239	633	707
Marketing and donations	359	215	898	1,036
Electronic banking expense	123	101	351	285
Software amortization and maintenance	304	335	923	1,058
FDIC insurance	84	69	237	177
Supplemental executive retirement plan gain (loss)	(74)	786	(626)	1,125
Other noninterest expense	600	616	1,789	1,695
Total noninterest expense	7,400	9,181	21,823	25,575
Income before income taxes	3,562	3,416	6,523	11,260
Income taxes	737	732	1,215	2,389
Net income	$2,825	$2,684	$5,308	$8,871
Consolidated net income	$2,825	$2,684	$5,308	$8,871
Less: net income attributable to noncontrolling interest	(142)	(142)	(422)	(422)
Net income attributable to Uwharrie Capital Corp and common shareholders	2,683	2,542	4,886	8,449
Net income per common share
Basic	$0.38	$0.35	$0.69	$1.14
Diluted	$0.38	$0.35	$0.69	$1.14
Weighted average shares outstanding
Basic	7,103,874	7,347,615	7,111,126	7,398,562
Diluted	7,103,874	7,347,615	7,111,126	7,398,562

See accompanying notes

=

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)

Net income	$2,825	$2,684	$5,308	$8,871

Unrealized loss on available for sale securities	(12,158)	(2,354)	(42,836)	(5,126)
Related tax effect	2,796	535	9,849	1,197
Reclassification of (gain) loss recognized in net income	—	—	91	(991)
Related tax effect	—	6	(17)	210

Total other comprehensive loss	(9,362)	(1,813)	(32,913)	(4,710)

Comprehensive income (loss)	(6,537)	871	(27,605)	4,161

Less: Comprehensive income attributable to noncontrolling interest	(142)	(142)	(422)	(422)

Comprehensive income (loss) attributable to Uwharrie Capital Corp	$(6,679)	$729	$(28,027)	$3,739

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, June 30, 2021	6,964,242	$8,705	$—	$12,030	$28,907	$1,263	$10,655	$61,560
Net Income	—	—	—	—	2,542	—	142	2,684
3% stock dividend declaration	—	—	261	1,630	(1,891)	—	—	—
Repurchase and retirement of common stock	(14,608)	(18)	—	(110)	—	—	—	(128)
Other comprehensive loss	—	—	—	—	—	(1,813)	—	(1,813)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2021	6,949,634	$8,687	$261	$13,550	$29,558	$(550)	$10,655	$62,161

Balance, June 30, 2022	6,930,717	$8,664	$—	$11,814	$32,754	$(24,702)	$10,655	$39,185
Net Income	—	—	—	—	2,683	—	142	2,825
2.5% stock dividend declaration	—	—	216	1,083	(1,299)	—	—	—
Repurchase and retirement of common stock	(2,056)	(3)	—	(11)	—	—	—	(14)
Other comprehensive loss	—	—	—	—	—	(9,362)	—	(9,362)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2022	6,928,661	$8,661	$216	$12,886	$34,138	$(34,064)	$10,655	$32,492

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2020	7,052,143	$8,815	$—	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	—	8,449	—	422	8,871
3% stock dividend declaration	—	—	261	1,630	(1,891)	—	—	—
Repurchase and retirement of common stock	(102,509)	(128)	—	(687)	—	—	—	(815)
Other comprehensive loss	—	—	—	—	—	(4,710)	—	(4,710)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2021	6,949,634	$8,687	$261	$13,550	$29,558	$(550)	$10,655	$62,161

Balance, December 31, 2021	6,959,556	$8,700	$—	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	—	4,886	—	422	5,308
2.5% stock dividend declaration	—	—	216	1,083	(1,299)	—	—	—
Repurchase and retirement of common stock	(30,895)	(39)	—	(229)	—	—	—	(268)
Other comprehensive loss	—	—	—	—	—	(32,913)	—	(32,913)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2022	6,928,661	$8,661	$216	$12,886	$34,138	$(34,064)	$10,655	$32,492

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Cash flows from operating activities
Net income	$5,308	$8,871
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	860	845
Right of use asset amortization	263	252
Recovery of loan losses	(1,407)	(1,232)
(Gain) loss on sale of securities available for sale	91	(991)
Gain on sale of premises and equipment	(152)	(41)
Gain on sale of mortgage loans	2,341	7,345
Realized/unrealized loss on equity securities	71	14
Net amortization of premium on investment securities available for sale	2,074	963
Net amortization of premium on investment securities held to maturity	111	116
Amortization of loan servicing rights	1,019	1,153
Originations and purchases of mortgage loans for sale	(107,019)	(273,575)
Proceeds from sales of mortgage loans for sale	121,622	263,452
Mortgage banking derivatives	640	489
Loan servicing assets	(1,090)	(2,322)
Accrued interest receivable	(649)	(156)
Prepaid assets	(56)	267
Cash surrender value of life insurance	(89)	(97)
Miscellaneous other assets	1,181	881
Accrued interest payable	63	48
Miscellaneous other liabilities	46	1,565
Net cash provided by operating activities	25,228	7,847
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	8,398	49,280
Proceeds from sale of equity securities	—	929
Proceeds from maturities, calls and paydowns of securities available for sale	32,304	15,363
Proceeds from maturities, calls and paydowns of securities held to maturity	347	2,253
Purchase of investment securities available for sale	(76,657)	(170,268)
Purchase of investment securities held to maturity	—	(2,750)
Purchase of investments in other assets	(409)	(326)
Proceeds from sales of investments in other assets	—	1,120
Net change in restricted stock	(507)	245
Net (increase) decrease in loans	(56,354)	35,906
Purchase of premises and equipment	(228)	(559)
Proceeds from sale of premises and equipment	545	336
Net cash used by investing activities	(92,561)	(68,471)
Cash flows from financing activities
Net increase in deposit accounts	126,809	70,128
Net increase in federal funds purchased and other short-term borrowings	22	420
Proceeds from long-term borrowings	—	20,000
Debt issuance costs	—	(481)
Repayment of long-term borrowings	—	(1,000)
Repurchase of common stock, net	(268)	(815)
Dividends paid on preferred stock (noncontrolling interest)	(422)	(422)
Net cash provided by financing activities	126,141	87,830
Increase in cash and cash equivalents	58,808	27,206
Cash and cash equivalents, beginning of period	94,410	88,868
Cash and cash equivalents, end of period	$153,218	$116,074
Supplemental disclosures of cash flow information
Interest paid	$1,792	$975
Income taxes paid	1,217	1,727
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(32,913)	$(4,710)
Initial ROU asset for leased properties	128	—
Initial lease liability for leased properties	126	—

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Beginning balance	$(24,702)	$1,263	$(1,151)	$4,160

Other comprehensive loss before reclassifications, net of $2,796, $535, $9,849 and $1,197 tax effect, respectively	(9,362)	(1,819)	(32,987)	(3,929)

Amounts reclassified from accumulated other comprehensive loss, net of $0, $6, ($17) and $210 tax effect, respectively	—	6	74	(781)

Net current-period other comprehensive loss	(9,362)	(1,813)	(32,913)	(4,710)

Ending balance	$(34,064)	$(550)	$(34,064)	$(550)

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

Note 4 – Per Share Data

On October 18, 2022, the Company’s Board of Directors declared a 2.5% stock dividend payable on November 22, 2022 to shareholders of record on November 8, 2022. All information presented in the accompanying interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. The number of shares and earnings per share for the 2021 periods have also been adjusted for the 3% stock dividend declared on October 19, 2021.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2022 or December 31, 2021.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,103,874 for the three-month period ended September 30, 2022 compared to 7,347,615 for the three-month period ended September 30, 2021. For the nine-month period ended September 30, 2022, the weighted average common shares outstanding was 7,111,126 compared to 7,398,562 for the nine-month period ended September 30, 2021.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,940	$—	$4,448	$50,492
U.S. Government agencies	36,422	89	1,075	35,436
GSE - Mortgage-backed securities and CMOs	130,992	—	16,638	114,354
Asset-backed securities	39,347	276	363	39,260
State and political subdivisions	97,919	1	21,506	76,414
Corporate bonds	6,000	—	574	5,426
Total securities available for sale	$365,620	$366	$44,604	$321,382

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$152	$—	$4	$148
State and political subdivisions	15,191	—	2,195	12,996
Corporate bonds	15,000	—	1,154	13,846
Total securities held to maturity	$30,343	$—	$3,353	$26,990

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$26,675	$16	$310	$26,381
U.S. Government agencies	40,066	172	426	39,812
GSE - Mortgage-backed securities and CMOs	121,994	190	1,736	120,448
Asset-backed securities	43,383	875	60	44,198
State and political subdivisions	89,786	892	1,201	89,477
Corporate bonds	9,928	148	55	10,021
Total securities available for sale	$331,832	$2,293	$3,788	$330,337

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$175	$1	$—	$176
State and political subdivisions	15,626	1,096	—	16,722
Corporate bonds	15,000	196	49	15,147
Total securities held to maturity	$30,801	$1,293	$49	$32,045

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 and $509,000 at September 30, 2022 and December 31, 2021, respectively. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $469,000 and $411,000 at September 30, 2022 and December 31, 2021, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2022.

Results from sales of securities available for sale for the three and nine-month periods ended September 30, 2022 and September 30, 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$8,398	$49,280

Realized gains from sales	$—	$—	$52	$1,505
Realized losses from sales	—	—	143	514
Net realized gains (losses)	$—	$—	$(91)	$991

At September 30, 2022 and December 31, 2021, securities available for sale with a carrying amount of $154.4 million and $104.9 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At September 30, 2022, the unrealized losses on available for sale securities less than twelve months related to six U.S. Treasury bonds, eight government agency bonds, thirty-seven government-sponsored enterprise (GSE) mortgage-backed securities, eleven asset-backed securities and twenty-three state and political subdivision bonds. Unrealized losses on held to maturity securities related to one government agency bond, eight corporate bonds and ten state and political subdivision bonds that had been in a loss position less than twelve months at September 30, 2022. At December 31, 2021, the unrealized losses on available for sale securities less than twelve months related to three U.S. Treasury bonds, fourteen government agency bonds, thirty GSE mortgage-backed securities, five asset-backed securities, thirty-four state and political subdivision bonds and three corporate bonds. There were eight corporate held to maturity bonds that had been in a loss position less than twelve months at December 31, 2021. At

September 30, 2022, the Company had three U.S. Treasury bonds, ten government agency bonds, twenty-four GSE mortgage-backed securities, one asset-backed security, forty state and political subdivision bonds and three corporate bonds that were classified as available for sale and in a loss position for twelve months or more. Unrealized losses on held to maturity securities related to six corporate bonds that had been in a loss position twelve months or more at September 30, 2022. The Company had two government agency bonds, one GSE mortgage-backed security and nine state and political subdivision bonds that were classified as available for sale and in a loss position for twelve months or more at December 31, 2021.

	Less than 12 Months		12 Months or More		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$36,603	$1,886	$13,889	$2,562	$50,492	$4,448
U.S. Government agencies	10,789	849	9,734	226	20,523	1,075
GSE-Mortgage-backed securities and CMOs	58,787	6,582	55,567	10,056	114,354	16,638
Asset-backed securities	19,387	347	683	16	20,070	363
State and political subdivisions	32,681	7,189	43,312	14,317	75,993	21,506
Corporate bonds	—	—	5,426	574	5,426	574
Total securities available for sale	$158,247	$16,853	$128,611	$27,751	$286,858	$44,604

	Less than 12 Months		12 Months or More		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	148	4	—	—	148	4
State and political subdivisions	12,996	2,195	—	—	12,996	2,195
Corporate bonds	10,236	764	3,610	390	13,846	1,154
Total securities held to maturity	$23,380	$2,963	$3,610	$390	$26,990	$3,353

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$16,306	$310	$—	$—	$16,306	$310
U.S. Government agencies	19,702	396	2,313	30	22,015	426
GSE-Mortgage-backed securities and CMOs	93,928	1,607	4,210	129	98,138	1,736
Asset-backed securities	8,531	60	—	—	8,531	60
State and political subdivisions	52,959	892	9,272	309	62,231	1,201
Corporate bonds	5,945	55	—	—	5,945	55
Total securities available for sale	$197,371	$3,320	$15,795	$468	$213,166	$3,788

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Corporate bonds	5,201	49	—	—	5,201	49
Total securities held to maturity	$5,201	$49	$—	$—	$5,201	$49

Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment, management considers, among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At September 30, 2022, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of September 30, 2022:

	September 30, 2022
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

Due within twelve months	105	105	4.50%
Due after one but within five years	42,815	41,540	3.41%
Due after five but within ten years	94,029	82,125	1.65%
Due after ten years	228,671	197,612	2.35%
	$365,620	$321,382	2.29%

	September 30, 2022
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

Due within twelve months	1,037	1,035	2.20%
Due after one but within five years	1,046	1,027	2.35%
Due after five but within ten years	15,000	13,846	4.57%
Due after ten years	13,260	11,082	2.85%
	$30,343	$26,990	3.66%

The portion of unrealized gains and losses for the three and nine months ended September 30, 2022 and 2021 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$929

Net losses recognized during the period on equity securities	$(6)	$(2)	$(71)	$(14)
Less: Net losses recognized from equity securities sold during the period	—	—	—	(18)
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(6)	$(2)	$(71)	$4

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Commercial
Commercial	$75,184	$73,035
SBA Paycheck Protection Program (PPP)	640	15,840
Real estate - commercial	182,141	150,382
Other real estate construction loans	35,659	28,275
Other loans	5,145	5,496
Noncommercial
Real estate 1-4 family construction	6,505	8,424
Real estate - residential	103,941	78,824
Home equity	57,783	51,003
Consumer loans	9,499	9,579
	476,497	420,858
Less:
Allowance for loan losses	(2,661)	(4,026)
Deferred loan costs (fees) net	678	(79)

Loans held for investment, net	$474,514	$416,753

The Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), was created as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2022, the Company had funded 1,202 PPP loans representing $81.0 million. Of the loans funded, 1,196 loans totaling $80.8 million had been paid off or forgiven by the SBA as of September 30, 2022. The Consolidated Appropriations Act, 2021, or CAA, established another round of PPP loan funding for certain eligible borrowers, and the Company assisted these borrowers in obtaining a first or second draw loan. The Company had funded 879 second round PPP loans totaling $46.4 million as of September 30, 2022. Of the loans funded during the second round, 859 loans totaling $45.9 million had been paid off or forgiven by the SBA as of September 30, 2022. Remaining deferred loan fees of $30,000 and remaining deferred loan costs of $4,000 were attributable to the second round of PPP loans at September 30, 2022. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Note 7 – Allowance for Loan Losses

The following tables show the change in the allowance for loan losses by loan segment for the three and nine months ended September 30, 2022 and 2021, respectively:

Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Balance, beginning of period	$2,560	$2,521	$2,429	$2,753
Recovery of loan losses	(1,208)	(831)	(1,142)	(965)
Charge-offs	—	—	—	(118)
Recoveries	3	538	68	558
Net recoveries	3	538	68	440
Balance at end of period	$1,355	$2,228	$1,355	$2,228

Non-Commercial	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Balance, beginning of period	$1,634	$1,653	$1,597	$1,649
Recovery of loan losses	(304)	(226)	(265)	(267)
Charge-offs	(28)	(13)	(52)	(41)
Recoveries	4	28	26	101
Net (charge-offs) recoveries	(24)	15	(26)	60
Balance at end of period	$1,306	$1,442	$1,306	$1,442

Total	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Balance, beginning of period	$4,194	$4,174	$4,026	$4,402
Recovery of loan losses	(1,512)	(1,057)	(1,407)	(1,232)
Charge-offs	(28)	(13)	(52)	(159)
Recoveries	7	566	94	659
Net (charge-offs) recoveries	(21)	553	42	500
Balance at end of period	$2,661	$3,670	$2,661	$3,670

The following tables show period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at September 30, 2022 and December 31, 2021:

September 30, 2022	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$39	$528	$1,316	$298,363	$1,355	$298,891
Non-Commercial	150	2,369	1,156	175,915	1,306	178,284
Total	$189	$2,897	$2,472	$474,278	$2,661	$477,175

December 31, 2021	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$102	$2,573	$2,327	$269,876	$2,429	$272,449
Non-Commercial	112	2,135	1,485	146,195	1,597	148,330
Total	$214	$4,708	$3,812	$416,071	$4,026	$420,779

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

September 30, 2022	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due and Non-accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$22	$71	$93	$75,091	$75,184	$—
SBA Paycheck Protection Program (PPP)	20	—	20	594	614	—
Real estate - commercial	740	—	740	181,549	182,289	—
Other real estate construction	183	—	183	35,476	35,659	—
Real estate 1-4 family construction	—	—	—	6,505	6,505	—
Real estate - residential	139	102	241	104,256	104,497	—
Home equity	—	28	28	57,755	57,783	—
Consumer loans	24	—	24	9,475	9,499	—
Other loans	—	—	—	5,145	5,145	—
Total	$1,128	$201	$1,329	$475,846	$477,175	$—

December 31, 2021	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due and Non-accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)

Commercial	$201	$310	$511	$72,524	$73,035	$—
SBA Paycheck Protection Program (PPP)	—	—	—	15,100	15,100	—
Real estate - commercial	127	292	419	150,124	150,543	—
Other real estate construction	—	—	—	28,275	28,275	—
Real estate 1-4 family construction	—	—	—	8,424	8,424	—
Real estate - residential	559	337	896	78,428	79,324	—
Home equity	—	33	33	50,970	51,003	—
Consumer loan	27	—	27	9,552	9,579	—
Other loans	—	—	—	5,496	5,496	—
Total	$914	$972	$1,886	$418,893	$420,779	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure at September 30, 2022 and December 31, 2021.

The composition of non-accrual loans by class as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
	(dollars in thousands)

Commercial	$71	$310
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	—	292
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	102	337
Home equity	28	33
Consumer loans	—	—
Other loans	—	—
	$201	$972

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

The tables below summarize risk grades of the loan portfolio by class at September 30, 2022 and December 31, 2021:

September 30, 2022	Pass	Watch	Sub-standard	Doubtful	Total
	(dollars in thousands)

Commercial	$74,051	$1,062	$71	$—	$75,184
SBA Paycheck Protection Program (PPP)	614	—	—	—	614
Real estate - commercial	181,198	1,091	—	—	182,289
Other real estate construction	35,482	52	125	—	35,659
Real estate 1-4 family construction	6,505	—	—	—	6,505
Real estate - residential	101,925	2,079	493	—	104,497
Home equity	57,587	167	29	—	57,783
Consumer loans	9,455	44	—	—	9,499
Other loans	5,145	—	—	—	5,145
Total	$471,962	$4,495	$718	$—	$477,175

December 31, 2021	Pass	Watch	Sub-standard	Doubtful	Total
	(dollars in thousands)

Commercial	$70,235	$2,490	$310	$—	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	—	—	15,100
Real estate - commercial	145,084	4,387	1,072	—	150,543
Other real estate construction	27,966	55	254	—	28,275
Real estate 1-4 family construction	8,424	—	—	—	8,424
Real estate - residential	76,430	2,157	737	—	79,324
Home equity	50,672	298	33	—	51,003
Consumer loans	9,538	41	—	—	9,579
Other loans	5,496	—	—	—	5,496
Total	$408,945	$9,428	$2,406	$—	$420,779

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2022 and December 31, 2021 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2022 and December 31, 2021:

September 30, 2022	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$75,113	$71	$75,184
SBA Paycheck Protection Program (PPP)	614	—	614
Real estate - commercial	182,289	—	182,289
Other real estate construction	35,659	—	35,659
Real estate 1-4 family construction	6,505	—	6,505
Real estate - residential	104,395	102	104,497
Home equity	57,755	28	57,783
Consumer loans	9,499	—	9,499
Other loans	5,145	—	5,145
Total	$476,974	$201	$477,175

December 31, 2021	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$72,725	$310	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	15,100
Real estate - commercial	150,251	292	150,543
Other real estate construction	28,275	—	28,275
Real estate 1-4 family construction	8,424	—	8,424
Real estate - residential	78,987	337	79,324
Home equity	50,970	33	51,003
Consumer loans	9,579	—	9,579
Other loans	5,496	—	5,496
Total	$419,807	$972	$420,779

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a specific calculation is performed and a specific reserve is allocated, if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at September 30, 2022 and December 31, 2021.

September 30, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$18	$—	$18	$21
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	510	—	510	18
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,340	582	1,758	150
Home equity	29	29	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$2,897	$611	$2,286	$189

December 31, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$960	$—	$960	$31
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	1,613	—	1,613	71
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,103	777	1,326	111
Home equity	32	2	30	1
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$4,708	$779	$3,929	$214

The table below shows interest income received on impaired loans by class for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$26	$1	$806	$30
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	657	20	3,415	26
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,374	28	2,718	27
Home equity	45	—	234	—
Consumer loans	—	—	4	—
Other loans	—	—	—	—

Total	$3,102	$49	$7,177	$83

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$497	$30	$728	$42
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	1,024	54	3,500	81
Other real estate construction	—	—	260	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,192	118	2,755	99
Home equity	38	1	188	1
Consumer loans	—	—	8	—
Other loans	—	—	—	—
Total	$3,751	$203	$7,439	$223

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

At September 30, 2022, the Company had $2.8 million in TDRs outstanding, of which one with a balance totaling $35,000 was on a non-accruing basis. Comparatively, the Company had $3.8 million of outstanding TDRs, of which one with a balance of $39,000 was on a non-accruing basis, at December 31, 2021.

For the three and nine months ended September 30, 2022 and 2021, the following tables present a breakdown of the types of concessions made by loan class.  The Company made no concessions during the three months ended September 30, 2022.

For the three months ended September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	2	1,223	1,223
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	2	252	252
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
Total	4	$1,475	$1,475

For the nine months ended September 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial	—	$—	$—
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	1	560	560
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
Total	1	$560	$560

	For the nine months ended September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)

Commercial	1	$648	$648
SBA Paycheck Protection Program (PPP)	—	—	—
Real estate - commercial	2	1,223	1,223
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	3	468	468
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
Total	6	$2,339	$2,339

At September 30, 2022 and September 30, 2021, there were no TDRs for which there was a payment default.

A default on a TDR is defined as being past due 90 days or being out of compliance with the modification agreement. As previously mentioned, the Company considers TDRs to be impaired loans and has $168,000 in the allowance for loan losses as of September 30, 2022, as a direct result of these TDRs. At September 30, 2021, there was $149,000 in the allowance for loan losses related to TDRs.

The following table presents the status of the types of loans modified as TDRs within the previous twelve months as of September 30, 2022 and 2021:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
September 30, 2022
Below market interest rate	1	$219	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of principal/other	4	1,558	2	988	—	—	—	—
Total	5	$1,777	2	$988	—	$—	—	$—

September 30, 2021
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of principal/other	10	1,253	7	2,462	—	—	—	—
Total	10	$1,253	7	$2,462	—	$—	—	$—

Note 9 - Leases

Operating leases in which we are the lessee are recorded as operating lease right of use (“ROU”) assets and operating lease liabilities, included in premises and equipment and other liabilities, respectively, on our consolidated balance sheets. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental collateralized borrowing rate at the lease commencement date. ROU assets are further adjusted for any lease incentives. Operating lease expense, which is composed of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in the net occupancy expense in the consolidated statements of income. We do not currently have any finance leases in which we are the lessee.

Our leases relate to four office locations, three of which are branch locations, with remaining terms of four to seven years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2022, operating lease ROU assets were $2.0 million and the lease liability was $2.1 million, compared to ROU assets of $2.2 million and a lease liability of $2.3 million at September 30, 2021. Lease costs associated with all leases was $105,000 and $303,000 for the three and nine months ended September 30, 2022, respectively.

The table below summarizes other information related to our operating leases:

	Nine Months Ended September 30,
	2022	2021
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$307	$292
Right-of-use assets obtained in exchange for new operating lease liabilities	1,965	2,186
Weighted-average remaining lease term - operating leases, in years	5.1	6.1
Weighted-average discount rate - operating leases	2.53%	2.46%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2022
(in thousands)

2022	$107
2023	435
2024	446
2025	455
2026	416
2027 and thereafter	377
Total lease payments	2,236
Less: Interest	(149)
Present value of lease liabilities	2,087

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

At September 30, 2022 and December 31, 2021, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	September 30, 2022	December 31, 2021
	(dollars in thousands)

Commitments to extend credit	$170,664	$177,706
Credit card commitments	20,370	19,763
Standby letters of credit	7,966	8,161
Total commitments	$199,000	$205,630

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$50,492	$50,492	$—	$—
U.S. Government agencies	35,436	—	35,436	—
GSE - Mortgage-backed securities and CMO’s	114,354	—	114,354	—
Asset-backed securities	39,260	—	39,260	—
State and political subdivisions	76,414	—	76,414	—
Corporate bonds	5,426	—	5,426	—
Equity securities	321	321	—	—
Mortgage banking derivatives	799	—	799	—
Total assets at fair value on a recurring basis	$322,502	$50,813	$271,689	$—
Mortgage banking derivatives	$220	$—	$29	$191
Total liabilities at fair value on a recurring basis	$220	$—	$29	$191

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$26,381	$26,381	$—	$—
U.S. Government agencies	39,812	—	39,812	—
GSE - Mortgage-backed securities and CMO’s	120,448	—	120,448	—
Asset-backed securities	44,198	—	44,198	—
State and political subdivisions	89,477	—	89,477	—
Corporate bonds	10,021	—	10,021	—
Equity securities	392	392	—	—
Mortgage banking derivatives	1,269	—	253	1,016
Total assets at fair value on a recurring basis	$331,998	$26,773	$304,209	$1,016
Mortgage banking derivatives	$50	$—	$50	$—
Total liabilities at fair value on a recurring basis	$50	$—	$50	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	September 30, 2022
	(dollars in thousands)
	Mortgage banking derivatives: Interest rate lock commitments	Total
Balance at December 31, 2021	$1,016	$1,016
Change in fair value:
Included in income from mortgage banking	(1,207)	(1,207)
Balance at September 30, 2022	$(191)	$(191)

The fair value of mortgage IRLCs at September 30, 2022 was calculated based on a notional amount of $15.4 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At September 30, 2022, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 91.38% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2021 was calculated based on a notional amount of $28.9 million. Significant unobservable inputs were the same as those used for the nine months ended September 30, 2022 and assumed a projected pull-through rate of 82.47% at December 31, 2021. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,097	$—	$—	$2,097
Total assets at fair value on a nonrecurring basis	$2,097	$—	$—	$2,097

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$3,715	$—	$—	$3,715
Total assets at fair value on a nonrecurring basis	$3,715	$—	$—	$3,715

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2022
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

December 31, 2021
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:

Impaired loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At September 30, 2022, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.

Note 12 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2022 and December 31, 2021 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2022 and December 31, 2021:

September 30, 2022	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$153,218	$153,218	$153,218	$—	$—
Securities available for sale	321,382	321,382	50,492	270,890	—
Securities held to maturity	30,343	26,990	—	13,144	13,846
Equity securities	321	321	321	—	—
Loans held for investment, net	474,514	440,302	—	—	440,302
Loans held for sale	4,740	4,740	—	4,740	—
Restricted stock	1,428	1,428	1,428	—	—
Loan servicing rights	5,149	6,861	—	6,861	—
Mortgage banking derivatives	799	799	—	799	—
Accrued interest receivable	3,203	3,203	—	—	3,203
FINANCIAL LIABILITIES
Deposits	$963,561	961,895	—	961,895	—
Short-term borrowings	1,103	1,103	—	1,103	—
Long-term borrowings	29,588	26,197	—	—	26,197
Mortgage banking derivatives	220	220	—	29	191
Accrued interest payable	70	70	—	—	70

December 31, 2021	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$94,410	$94,357	$90,924	$3,433	$—
Securities available for sale	330,337	330,337	—	330,337	—
Securities held to maturity	30,801	32,045	—	16,898	15,147
Equity securities	392	392	392	—	—
Loans held for investment, net	416,753	412,585	—	—	412,585
Loans held for sale	21,684	21,684	—	21,684	—
Restricted stock	921	921	921	—	—
Loan servicing rights	5,078	5,509	—	5,509	—
Mortgage banking derivatives	1,269	1,269	—	253	1,016
Accrued interest receivable	2,554	2,554	—	—	2,554
FINANCIAL LIABILITIES
Deposits	$836,752	$836,567	$—	$836,567	$—
Short-term borrowings	1,081	1,081	—	1,081	—
Long-term borrowings	29,530	30,039	—	—	30,039
Mortgage banking derivatives	50	50	—	50	—
Accrued interest payable	7	7	—	—	7

At September 30, 2022 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10.

Note 13 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. During 2019, the effective date was extended to fiscal years beginning on or after December 15, 2022 for public entities that qualify as smaller reporting companies, per the Securities and Exchange Commission definition, which currently includes the Company. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are engaged with a CECL-ready vendor who will process our CECL model. A methodology has been approved by management and our Board of Directors and is currently undergoing a validation to ensure compliance with CECL requirements. A parallel model was processed to compare to our June 30, 2022 current incurred loss model, and we will also process our September 30, 2022 data in the CECL model upon completion of a validation. This will allow us to understand the full financial impact of CECL adoption. The impact of the adoption is dependent on loan portfolio composition and credit quality at adoption date, as well as economic conditions and forecasts at that time.

In March 2022, FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, effective December 15, 2022. ASU 2022-02 eliminates the TDR accounting guidance set forth in Subtopic 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” for financial institutions that have already adopted the CECL standard. The update requires that an entity apply the loan refinancing and restructuring guidance in ASC 310-20, “Receivables – Nonrefundable Fees and Other Costs,” to determine whether a modification results in a new loan or a continuation of an existing loan. Enhanced qualitative and quantitative disclosures will be required for modifications made for borrowers experiencing financial difficulty.  As of September 30, 2022, the Company had not yet adopted the CECL standard.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of September 30, 2022 and December 31, 2021.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at September 30, 2022
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$—	$—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	22,500	799
Included in mortgage banking derivatives liability:
Interest rate lock commitments	15,376	191
Forward sales commitments	3,704	29
To-be-announced mortgage-backed securities trades	—	—

Balance at December 31, 2021
Included in mortgage banking derivatives asset:
Interest rate lock commitments	28,939	1,016
Forward sales commitments	8,417	253
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Interest rate lock commitments	—	—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	44,000	50

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021.

During the nine months ended September 30, 2022, the Company’s total assets increased $99.0 million, from $939.7 million to $1.04 billion.

Cash and cash equivalents increased $58.8 million during the nine months ended September 30, 2022, from $94.4 million to $153.2 million. The increase is related to continued growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. Investment securities decreased $9.4 million to $351.7 million for the nine-month period ended September 30, 2022. At September 30, 2022, the Company had unrealized losses on securities available for sale of $44.2 million, compared to unrealized losses of $1.5 million at December 31, 2021. The significant decline in fair value is directly related to the increase in market interest rates at September 30, 2022 compared to December 31, 2021, as the U.S. Treasury yield curve reacts to substantial increases in the federal funds rate by the Federal Reserve.

At September 30, 2022, equity securities declined in value from $392,000 at December 31, 2021 to $321,000 as a result of the decline in value in the equity market.

Loans held for sale decreased 78.1%, or $16.9 million, as mortgage loan production has slowed during 2022 and many of the loans produced near the December 31, 2021 quarter-end date were not sold on the secondary market until 2022. Loans held for investment increased from $420.8 million to $477.2 million, an increase of $56.4 million for the nine-month period ended September 30, 2022. The Company experienced a net increase in all loan sectors with the exception of real estate 1-4 family construction, consumer loans, other loans and SBA PPP loans. SBA PPP loans were issued during 2020 and 2021 as a result of the federal government’s response to helping small businesses due to COVID-related issues. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA if the loans comply with PPP requirements.

The allowance for loan losses was $2.7 million at September 30, 2022, which represented 0.56% of the total loans held for investment, compared to $4.0 million or 0.96% of the total loans held for investment at December 31, 2021. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in our consolidated assets are primarily related to deferred tax assets, which increased $9.8 million from $1.7 million as of December 31, 2021 to $11.6 million at September 30, 2022 as a result of the significant decline in value of the available for sale security portfolio. Additionally, restricted stock increased $507,000 for the same period mainly due to the increase in FRB stock required to be held from increased common equity.

Customer deposits, our primary funding source, experienced a $126.8 million increase during the nine-month period ended September 30, 2022, increasing from $836.8 million to $963.6 million, a 15.2% increase. In addition to receipt of government grant funding by some depositors, a large portion of this increase is related to the overall growth in the number of deposit accounts and relationship sizes. As the banking subsidiary of the Company operates in a primarily rural market, many competitors have exited the markets where we remain, which has driven deposit growth in our current markets. Demand noninterest-bearing checking accounts increased $53.7 million, interest checking and money market accounts increased $76.6 million and savings deposits increased $3.7 million during the nine months ended September 30, 2022. Time deposits decreased by $7.2 million during the same period as customers transitioned to liquid accounts.

Total short-term borrowings increased $22,000 for the nine-month period ended September 30, 2022. At September 30, 2022, the Company had $29.6 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30,

2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to an early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to an early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at September 30, 2022.

Mortgage banking derivatives increased $170,000 from $50,000 at December 31, 2021 to $220,000 at September 30, 2022, because of the rise in interest rates since year-end. As rates rise, the value of mandatory mortgage forward sales commitments deteriorate, and the price required to exit out of the commitment decreases.  Additionally, the value associated with IRLCs has depreciated to a liability position as market rates now exceed interest rates committed to borrowers.  Other liabilities increased $237,000 from December 31, 2021 to September 30, 2022 primarily related to adjustments of reserves in order to align these accounts with current earnings.

At September 30, 2022, total shareholders’ equity was $32.5 million, a decrease of $28.3 million from December 31, 2021. This decline is a result of unrealized losses on investment securities, net of tax, increasing by $32.9 million as the yield curve continues to steepen. Net income for the nine-month period ended September 30, 2022 was $5.3 million. The Company repurchased 30,895 shares of common stock at a total cost of $268,000 during the first nine months of 2022. During the same period, the Company paid $422,000 in dividends attributable to noncontrolling interest. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended September 30, 2022 and 2021.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.8 million for the three months ended September 30, 2022, as compared to $2.7 million for the three months ended September 30, 2021, an increase of $141,000. Net income available to common shareholders was $2.7 million, or $0.38 per common share, for the three months ended September 30, 2022, compared to $2.5 million, or $0.35 per common share, at September 30, 2021. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended September 30, 2022 was $7.2 million, compared to $7.0 million for the three months ended September 30, 2021, an increase of $230,000. During the third quarter of 2022, the average yield on our interest-earning assets decreased twenty basis points to 3.34% from the same period in 2021, and the average rate we paid for our interest-bearing liabilities increased twenty-four basis points to 0.50%. These changes resulted in a lower interest rate spread of 2.84% as of September 30, 2022, compared to 3.28% as of September 30, 2021. The Company’s net interest margin was 2.99% and 3.37% for the comparable periods in 2022 and 2021, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended September 30, 2022 and 2021:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2022	2021	2022	2021	2022	2021
Interest-earning assets:
Taxable securities	$279,567	$214,624	$1,577	$740	2.24%	1.37%
Non-taxable securities (1)	69,250	53,967	391	309	2.76%	2.88%
Short-term investments	147,782	120,014	725	53	1.95%	0.18%
Equity securities	327	411	5	5	6.07%	4.83%
Taxable loans	463,589	437,845	5,298	6,191	4.53%	5.61%
Non-taxable loans (1)	12,957	7,326	69	51	2.60%	3.48%
Total interest-earning assets	973,472	834,187	8,065	7,349	3.34%	3.54%
Interest-bearing liabilities:
Interest-bearing deposits	651,089	546,252	513	176	0.31%	0.13%
Short-term borrowed funds	1,111	1,167	2	1	0.71%	0.34%
Long-term debt	29,542	16,000	338	192	4.54%	4.76%
Total interest bearing liabilities	681,742	563,419	853	369	0.50%	0.26%
Net interest spread	$291,730	$270,768	$7,212	$6,980	2.84%	3.28%
Net interest margin (1) (% of earning assets)					2.99%	3.37%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery of allowance for loan losses was $1.5 million for the three months ended September 30, 2022, compared to a recovery of $1.1 million for the same period in 2021. There were net loan chargeoffs of $21,000 for the three months ended September 30, 2022, as compared to net loan recoveries of $553,000 during the same period of 2021. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is important as well. Total noninterest income decreased by $2.3 million for the three-month period ended September 30, 2022, as compared to the same period in 2021. Declines in market valuation adjustments on supplemental executive retirement plans contributed approximately $860,000 to this decrease. Another significant factor contributing to the overall change in noninterest income was a decrease of $1.5 million in income from mortgage banking. This decline is due to the significant reduction in production, particularly mortgage refinancing activity, as interest rates have risen steadily during 2022.

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

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Income from debit card transactions	$552	$535
Income from credit card transactions	165	130
Gross interchange and transaction fee income	717	665
Network costs - debit card	246	249
Network costs - credit card	156	155
Total	$315	$261

Noninterest Expense

Noninterest expense for the three months ended September 30, 2022 decreased by $1.8 million from the same period in 2021, to $7.4 million. Salaries and benefits, the largest component of noninterest expense, decreased $965,000 due to decreased commissions from reduced production in the mortgage division. As a result of production declines in the mortgage division, loan costs decreased by $100,000 to $92,000 for the three months ended September 30, 2022. Market valuation adjustments decreased the expense associated with supplemental executive retirement plans by $860,000.

Total other noninterest expense decreased $16,000 for the three months ended September 30, 2022, compared to the same period in 2021. The table below reflects the composition of other noninterest expense.

	Three Months Ended September 30,
	2022	2021
	(dollars in thousands)
Postage	$48	$47
Telephone and data lines	52	48
Office supplies and printing	30	25
Shareholder relations expense	31	58
Dues and subscriptions	69	80
Other	370	358
Total	$600	$616

Income Tax Expense

The Company had income tax expense of $737,000 for the three months ended September 30, 2022 at an effective tax rate of 20.7% compared to income tax expense of $732,000 with an effective tax rate of 21.4% in the comparable 2021 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended September 30, 2022, the effective tax rate decreased due to the increase in tax-exempt security holdings.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $5.3 million for the nine months ended September 30, 2022, as compared to $8.9 million for the nine months ended September 30, 2021, a decrease of $3.6 million. Net income available to common shareholders was $4.9 million, or $0.69 per common share, for the nine months ended September 30, 2022, compared to $8.4 million, or $1.14 per common share, at September 30, 2021. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2022 and 2021 was $19.8 million. During the first nine months of 2022, the average yield on our interest-earning assets decreased thirty-eight basis points to 3.14% from the same period in 2021, and the average rate we paid for our interest-bearing liabilities increased fourteen basis points to 0.39%. These changes resulted in a lower interest rate spread of 2.75% as of September 30, 2022, compared to 3.27% as of September 30, 2021. The Company’s net interest margin was 2.87% and 3.35% for the comparable periods in 2022 and 2021, respectively.

The following table presents average balance sheet and a net interest income analysis for the nine months ended September 30, 2022 and 2021:

Average Balance Sheet and Net Interest Income Analysis

For the Nine Months Ended September 30,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2022	2021	2022	2021	2022	2021
Interest-earning assets:
Taxable securities	$287,174	$198,826	$3,820	$2,247	1.78%	1.51%
Non-taxable securities (1)	67,093	44,166	1,119	793	2.75%	3.05%
Short-term investments	118,856	95,128	1,012	96	1.14%	0.13%
Equity securities	367	511	15	15	5.46%	3.92%
Taxable loans	455,466	452,590	15,588	17,477	4.58%	5.16%
Non-taxable loans (1)	10,623	7,744	183	162	2.84%	3.55%
Total interest-earning assets	939,579	798,965	21,737	20,790	3.14%	3.52%
Interest-bearing liabilities:
Interest-bearing deposits	622,542	523,916	903	562	0.19%	0.14%
Short-term borrowed funds	1,109	1,345	3	3	0.36%	0.30%
Long-term debt	29,547	12,710	1,011	463	4.57%	4.87%
Total interest-bearing liabilities	653,198	537,971	1,917	1,028	0.39%	0.26%
Net interest spread	$286,381	$260,994	$19,820	$19,762	2.75%	3.27%
Net interest margin (1) (% of earning assets)					2.87%	3.35%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision (Recovery) and Allowance for Loan Losses

The recovery of allowance for loan losses was $1.4 million for the nine months ended September 30, 2022, compared to a recovery of $1.2 million for the same period in 2021. There were net loan recoveries of $42,000 for the nine months ended September 30, 2022, as compared to net loan recoveries of $500,000 during the same period of 2021. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income decreased by $8.7 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021. The gain on sale of securities decreased $1.1 million to a loss of $91,000 at September 30, 2022 compared to a gain of $991,000 at September 30, 2021 as the Company worked to reduce the duration of the investment portfolio in an attempt to protect capital as long-term interest rates rise.  Negative market adjustments of supplemental executive retirement plans contributed $1.8 million to the reduction in total noninterest income.

The primary factor contributing to the overall decline in noninterest income was a decrease of $6.2 million in income from mortgage banking. This decrease is due to the significant reduction in production, particularly mortgage refinancing activity, as interest rates have risen steadily during 2022.

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

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Income from debit card transactions	$1,635	$1,563
Income from credit card transactions	465	373
Gross interchange and transaction fee income	2,100	1,936
Network costs - debit card	777	680
Network costs - credit card	467	437
Total	$856	$819

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2022 decreased by $3.8 million from the same period in 2021, to $21.8 million. Salaries and benefits, the largest component of noninterest expense, decreased $1.7 million due to decreased commissions from reduced production in the mortgage division. As a result of production declines in the mortgage division, volume-driven loan costs decreased by $333,000 to $356,000 for the nine months ended September 30, 2022. Marketing and donations decreased $138,000 to $898,000 for the same time period.

Total other noninterest expense increased $94,000 for the nine months ended September 30, 2022, compared to the same period in 2021. Increases in postage, business insurance, employee education and franchise tax expense contributed to this overall increase. The table below reflects the composition of other noninterest expense.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Postage	$165	$150
Telephone and data lines	157	146
Office supplies and printing	73	77
Shareholder relations expense	104	130
Dues and subscriptions	219	286
Other	1,071	906
Total	$1,789	$1,695

Income Tax Expense

The Company had income tax expense of $1.2 million for the nine months ended September 30, 2022 at an effective tax rate of 18.6% compared to income tax expense of $2.4 million with an effective tax rate of 21.2% in the comparable 2021 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the nine months ended September 30, 2022, the effective tax rate decreased due to the increase in tax-exempt security holdings.

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

The portion of the Company’s allowance for loan loss model related to general reserves captures the mean loss of individual loans within the loan portfolio and adds additional loss based on economic uncertainty and specific indicators of potential issues in the market. Specifically, the Company calculates probable losses on loans by computing a probability of loss and multiplying that by a loss given default derived from historical experience. An additional calculation based on economic uncertainty is added to the probable losses, thus deriving the estimated loss scenario by FDIC call report codes. Together, these expected components, as well as a reserve for qualitative factors based on current economic conditions determined at management’s discretion, form the basis of the allowance model. The loans that are impaired and included in the specific reserve are excluded from these calculations.

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During the first nine months of 2022, the average effective credit score of the portfolio, excluding loans in default, increased slightly from 767 to 772. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

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

At September 30, 2022, the level of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, was $2.9 million, compared to $4.7 million at December 31, 2021, a net decrease of $1.8 million. The decrease is related to two large relationships paying off during 2022. Total non-accrual loans, which are a component of impaired loans, decreased from $972,000 at December 31, 2021 to $201,000 at September 30, 2022. During the first nine months of 2022, three loans totaling $610,000 were added to impaired loans; however, ten loans totaling $2.3 million were paid off.  We also received net pay downs of $148,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased forty basis points from 0.96% at December 31, 2021 to 0.56% at September 30, 2022. The collectively evaluated allowance as a percentage of collectively evaluated loans was 0.92% at December 31, 2021 and 0.52% at September 30, 2022. The decrease is attributable to continued improvement in probability of defaults of the portfolio as impacted by external economic factors. In December 2019, prior to the global COVID-19 pandemic, our collectively evaluated allowance as a percentage of collectively evaluated loans was 0.55%. Due to COVID-19 impacts to the global economy and the uncertainty within our economic markets, our allowance for loan loss model indicated a need for additional reserves due to external factors that are more likely to indicate losses for the loan portfolio. By the end of 2020, the collectively evaluated allowance as a percentage of collectively evaluated loans increased nearly double to 0.94%. The model results as of September 30, 2022 reflect the Company’s risk in the loan portfolio based on economic indicators of default applicable to our loan portfolio, primarily associated with NC unemployment and the NC-Charlotte region Case Shiller index. Signs of asset quality improvements are evident of support for reduced reserves as impaired loans fell to an all-time low of $2.9 million at September 30, 2022 and non-accrual loans fell to their all-time low of $201 thousand. The individually evaluated allowance as a percentage of individually evaluated loans increased from 4.54% to 6.53% for the same periods, mainly due to the payoff of one large relationship with little reserves associated due to collateral values.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.23% at December 31, 2021 to 0.04% at September 30, 2022, and was related to six nonaccrual relationships that were paid off during 2022.

Troubled debt restructured loans, included in impaired loans, totaled $2.8 million at September 30, 2022 and $3.8 million at December 31, 2021. At September 30, 2022, there was one troubled debt restructured loan in non-accrual status, which had a balance of $35,000.

Other real estate owned remained at $0 through September 30, 2022, as there were no loans foreclosed on during the first nine months of 2022.

As of September 30, 2022, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

The following table shows the comparison of nonperforming assets at September 30, 2022 and December 31, 2021:

Nonperforming Assets

(dollars in thousands)

	September 30, 2022	December 31, 2021
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Non-accrual loans	201	972
Other real estate owned	—	—
Total nonperforming assets	$201	$972
Allowance for loans losses	$2,661	$4,026
Nonaccrual loans to total loans	0.04%	0.23%
Allowance for loan losses to total loans	0.56%	0.96%
Allowance for loan losses to nonaccrual loans	1323.88%	414.20%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth.  The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At September 30, 2022, these sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $115.2 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $17.6 million and the issuance of commercial paper. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of September 30, 2022, $3.0 million remained available for use on the line of credit. The Company has also secured long-term debt from other sources consisting of $29.5 million of junior subordinated debt at both September 30, 2022 and December 31, 2021.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.  The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital.

As of September 30, 2022, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2022, the Company had $29.5 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2022, with the exception of mortgage banking derivatives.  See Note 14 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2022. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2022.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
July 1, 2022 Through July 31, 2022	—	$—	—	$—
August 1, 2022 Through August 31, 2022	—	$—	—	$—
September 1, 2022 Through September 30, 2022	2,056	$7.00	—	$—
Total	2,056	$7.00	—	$—

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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 8, 2022	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 8, 2022	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer