Form 10-K
period 2022-12-31
UWHARRIE CAPITAL CORP
filed 2023-03-08
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $47,836,145.60.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,075,125 shares of common stock outstanding as of March 6, 2023.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which the Registrant plans to file with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

At December 31, 2022, the Company and related subsidiaries had 178 full-time and 15 part-time employees.

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

Its operations are primarily retail-oriented and directed to individuals and small to medium-sized businesses located in its market area, and its deposits and loans are derived primarily from customers in its geographical market. The Bank provides traditional commercial and consumer banking services, including personal and commercial checking and savings accounts, money market accounts, certificates of deposit, individual retirement accounts, and related business and individual banking services. The Bank’s lending activities include commercial loans and various consumer-type loans to individuals, including installment loans, mortgage loans, equity lines of credit and overdraft checking credit. The Bank also offers internet banking, mobile banking, 24-hour telephone banking, and issues Visa ® check cards, an electronic banking card, which functions as a point-of-sale card and allows cardholders to access their deposit accounts at the Bank’s ten branches and at most automated teller machines of other banks linked to the STAR ® or CIRRUS ® networks. The Bank offers credit cards under license from MasterCard ®. The Bank does not presently provide the services of a trust department.

Non-Bank Subsidiaries

The Bank has three wholly owned subsidiaries, BOS Agency, Strategic Alliance and Gateway Mortgage, Inc. BOS Agency was formed during 1987 and engages in the sale of various insurance products, including fixed annuities, life insurance, long-term care, disability insurance and Medicare supplements. Strategic Alliance was formed during 1989 as BOS Financial Corporation and, in 1993, adopted its current name. It is registered with the Securities and Exchange Commission (the “SEC”) and licensed by the Financial Industry Regulatory Authority (“FINRA”) as a securities broker-dealer. Gateway Mortgage, Inc. is a mortgage brokerage company, acquired by the Bank in 2000.

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

Among commercial banks, the Bank competes in its market areas with some of the largest banking organizations operating in the state, several of which have numerous branches in North Carolina and billions of dollars in assets. Consequently, some competitors have substantially higher lending limits due to their greater total capitalization, and may perform functions for their customers that the Company currently does not offer. The Company could encounter increased competition in the future, from existing or new competitors that may limit its ability to maintain or increase its market share or otherwise materially and adversely affect its business, results of operations and financial condition.

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

The primary state banking laws to which the Bank is subject are set forth in Chapters 53 and 53C of the North Carolina General Statutes.  Certain provisions of the North Carolina Business Corporation Act are also applicable to the Bank, as a North Carolina banking corporation.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

At December 31, 2022 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.76% and 14.40%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2022 was 6.66%, compared to 6.71% at December 31, 2021. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2022, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The Federal Reserve, FDIC and Office of the Comptroller of the Currency have established an integrated regulatory capital framework that implements the Basel III regulatory capital requirements and certain provisions of the Dodd-Frank Act.

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

The federal bank regulatory agencies have set the minimum required CBLR at 9%. Under the final rule, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements. A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies' prompt corrective action rules provided it has a CBLR greater than 9 percent. We have not elected to implement the CBLR framework at this time.

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

FDIC Insurance Assessments

Assessments are paid by each Deposit Insurance Fund (DIF) member institution. Assessments are based on the average consolidated total assets less tangible equity of a financial institution. The assessment rates for an insured depository institution vary according to the level of risk incurred in its activities, which for established small institutions like the Bank (i.e., those institutions with less than $10 billion in assets and insured for five years or more), is generally determined by reference to the institution’s supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC’s amended restoration plan.

The Bank’s insurance assessments during 2022 and 2021 were $286,000 and $263,000, respectively.

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

The U.S. federal bank regulatory agencies have established computer-security incident notification requirements for banking organizations and bank service providers. A bank holding company, such as the Company, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred. A computer-security incident is an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits. A notification incident is defined as a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, a banking organization’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. For example, a notification incident may include a major computer-system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption.

In March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy, and governance.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $469,000 at December 31, 2022. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2022, our C&D concentration as a percentage of risk-based capital totaled 45.9% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 138.3%.

Limitations on Incentive Compensation

The Federal Reserve reviews incentive compensation arrangements of bank holding companies such as Uwharrie Capital Corp as part of the regular, risk-focused supervisory process. The federal banking agencies have also issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the banking organizations. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

•

Business Asset Expensing. The Tax Act allowed taxpayers to immediately expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

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

The Coronavirus Aid, Relief, and Economic Security Act

In response to the Coronavirus disease 2019, or COVID-19, pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law in March 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under U.S. generally accepted accounting principles, or GAAP, for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company has applied this guidance to qualifying loan modifications during the applicable period.

Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of the current expected credit loss model, or CECL, for determining credit loss estimates. The interim final rule provides banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The federal banking agencies have since issued a final rule that makes certain technical changes to the interim final rule. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company did not implement CECL before the end of 2022.

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

In Cabarrus County, the Bank owns a full-service branch office located at 25 Palaside Drive, N.E., Concord, North Carolina and leases its branch office at 1490 South Main Street, Mt. Pleasant, North Carolina. The Bank owns an office at 700 North Church Street in Concord, North Carolina where it previously provided banking services, which currently serves as a loan production office.

In Anson County, the Bank owns its banking facility located at 211 South Greene Street, Wadesboro, North Carolina and also owns an ATM site at 426 East Caswell Street, Wadesboro, North Carolina. In 2006, the Bank purchased a lot in Anson County for a future branch location.

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

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2022 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

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

Holders

On February 16, 2023, there were approximately 2,554 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2022 or 2021.  The timing and amount of cash dividends paid, if any, depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2022.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2022 Through October 31, 2022	13,659	$6.95	—	$—
November 1, 2022 Through November 30, 2022	10,787	$7.64	—	$—
December 1, 2022 Through December 31, 2022	641	$7.79	—	$—
Total	25,087	$7.27	—	$—

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

A discussion and analysis of the Company’s operating results and financial condition are presented in the following narrative and financial tables. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements and notes thereto appearing on pages F-8 through F-52 of this Annual Report. References to changes in assets and liabilities represent end-of-period balances unless otherwise noted. Statements contained in this Annual Report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary because of market and other factors. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission periodically. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” “potential,” and similar words. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: the impacts of global health crises and pandemics, such as the Coronavirus disease 2019 (“COVID-19”) pandemic, on trade (including supply chains and export levels), travel, employee productivity and other economic activities that may have a destabilizing effect on financial markets, economic activity, and customer behavior; declines in general economic conditions, including increased stress in the financial markets due to COVID-19 or other factors; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Financial Condition at December 31, 2022 and December 31, 2021

The Company’s total assets increased $79.8 million from $939.7 million at December 31, 2021 to $1.02 billion at December 31, 2022. Cash and cash equivalents increased $20.2 million during the same period. This rise in total assets is related to continued customer deposit growth which served to fund a significant increase in our loans held for investment portfolio during the twelve months ended December 31, 2022.

Investment securities consist of securities available for sale and securities held to maturity. Total investment securities decreased $6.1 million, or 1.7%, from $361.1 million at December 31, 2021 to $355.0 million at December 31, 2022. At December 31, 2022, the Company had unrealized losses on securities available for sale of $41.3 million, compared to net unrealized losses of $1.5 million at December 31, 2021.  The significant decline in fair value is directly related to the increase in market interest rates at December 31, 2022 compared to December 31, 2021, as the U.S. Treasury yield curve reacted to substantial increases in the federal funds rate by the Federal Reserve.

During 2022, the unrealized gain on equity securities decreased by $100,000, resulting in a fair value of $292,000 at December 31, 2022, compared to a fair value of $392,000 at December 31, 2021.

Loans held for investment increased $77.1 million, or 18.3%, from $420.8 million at December 31, 2021 to $497.9 million at December 31, 2022. The Company experienced net growth in all loans sectors with the exception of real estate 1-4 family construction and SBA PPP loans. SBA PPP loans were issued during 2020 and 2021 as a result of the federal government’s response to helping small businesses due to COVID-related issues. These loans are unsecured commercial loans, but are 100% guaranteed by the SBA if the loans comply with PPP requirements. Most of the SBA loans made have been paid off or forgiven by the SBA leaving only $545,000 outstanding. Loans held for sale decreased 87.2%, or $18.9 million, as mortgage loan production slowed drastically during 2022 in response to a rising interest rate environment.

The allowance for loan losses was $2.3 million at December 31, 2022, which represents 0.46% of the total loans held for investment, a decrease of 43.1% from December 31, 2021. Additional discussion regarding the decrease in the allowance is included in the Asset Quality section below.

Other changes in consolidated assets are primarily related to deferred tax assets, which increased $9.0 million from $1.7 million as of December 31, 2021 to $10.7 million at December 31, 2022 as a result of the significant decline in value of the available for sale securities portfolio.

Customer deposits, our primary funding source, experienced a $103.1 million increase during the year, increasing from $836.8 million to $939.9 million at December 31, 2022, a 12.3% increase. In addition to receipt of government grant funding by some depositors, a large portion of this increase is related to the overall growth in the number of deposit accounts and relationship sizes. As the Bank operates in a primarily rural market, many competitors have exited the markets where we remain, which has driven deposit growth in our current markets. Demand noninterest-bearing checking accounts increased $22.5 million, interest checking and money market accounts increased by $63.6 million and savings deposits increased $960,000 during the twelve-month period ended December 31, 2022. Time deposits increased $16.1 million during the same period as customers took advantage of higher rates offered on promotional time deposit products.

During 2022, the Company’s net borrowings increased by $40,000. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At December 31, 2022 and 2021, there were no outstanding advances. Short-term borrowings consisted of $1.0 million in master notes, and long-term borrowings consisted solely of junior subordinated debt securities totaling $29.6 million, net of unamortized debt issuance costs, at December 31, 2022. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to an early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month Secured Overnight Financing Rate, or SOFR, plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to an early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at December 31, 2022.

The valuation of mortgage banking derivatives depreciated $1.4 million, decreasing the asset position by $1.3 million and increasing the liability position by $125,000 during 2022. As rates rise, the value of mandatory mortgage forward sales commitments deteriorate, and the price required to exit out of the commitment decreases. Additionally, the value associated with Interest Rate Lock Commitments (“IRLCs”) has depreciated to a liability position as market rates began to exceed interest rates committed to borrowers.

At December 31, 2022, total shareholders’ equity was $37.4 million, a decrease of $23.4 million from December 31, 2021. This decline is a result of unrealized losses on investment securities, net of tax, increasing by $30.6 million as the yield curve continues to steepen. Net income for the period was $8.2 million. The Company repurchased 55,982 outstanding shares of common stock at an aggregate repurchase price of $451,000. The Company also paid $565,000 in dividends attributed to noncontrolling interest. See Note 1 (Significant Accounting Policies) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest. At December 31, 2022, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2022 and 2021

Earnings

Uwharrie Capital Corp reported net income of $8.2 million for the twelve months ended December 31, 2022, as compared to $10.1 million for the twelve months ended December 31, 2021, a decrease of $1.8 million. Net income available to common shareholders was $7.7 million, or $1.08 per common share, for the year ended December 31, 2022, compared to net income available to common shareholders of $9.5 million, or $1.29 per common share, for the year ended December 31, 2021. Net income available to common shareholders is net income less any dividends paid on the aforementioned noncontrolling interest.

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

Net interest income increased $1.7 million to a total of $27.7 million for the twelve months ended December 31, 2022 from the $26.1 million earned in the same period of 2021. The average yield on our interest-earning assets decreased 5 basis points to 3.37%, while the average rate paid for interest-bearing liabilities increased 29 basis points. These changes resulted in a net decrease of 34 basis points in our interest rate spread, from 3.14% in 2021 to 2.80% in 2022. Our net interest margin for 2022 was 2.97%, compared to

3.23% in 2021. As a part of the loan agreements, a portion of the Company’s loan portfolio has interest rate floors and caps. The interest rate floor feature allows the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. Financial Table 1 presents a detailed analysis of the components of the Company’s net interest income, while Financial Table 2 summarizes the effects on net interest income from changes in interest rates and in the dollar volume of the components of interest-earning assets and interest-bearing liabilities. Financial Table 1 and Table 2, as well other Financial Tables referenced here appear at the end of this discussion and analysis.

Recovery of Loan Losses

The recovery of loan losses was $1.8 million for the twelve months ended December 31, 2022, compared to a recovery of $917,000 for the same period in 2021. There were net loan recoveries of $23,000 for the twelve months ended December 31, 2022, as compared to net loan recoveries of $541,000 during the same period of 2021. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our earnings base is a key strategic initiative to our long-term success. Noninterest income decreased 46.5%, from $18.9 million in 2021, to $10.1 million in 2022, a decrease of $8.8 million. The primary factor contributing to the overall decline in noninterest income was a decrease of $7.9 million in income from mortgage banking. This decrease is due to the significant reduction in production, primarily mortgage refinancing activity, as interest rates rose steadily during 2022. The gain on sale of securities decreased by $1.1 million to a loss of $91,000 at December 31, 2022, compared to a gain of $991,000 at December 31, 2021 as the Company worked during 2021 to reduce duration of the investment portfolio in an attempt to protect capital as long-term interest rates rose. Negative market adjustments of supplemental executive retirement plans contributed $1.2 million to the reduction in total noninterest income. Income from bank owned life insurance increased $1.0 million during the twelve months ended December 31, 2022 from insurance proceeds received due to the death of an insured retired executive.

Noninterest Expense

Noninterest expense for the year ended December 31, 2022 was $29.7 million compared to $33.1 million for 2021, a decrease of $3.4 million. Salaries and employee benefits, the largest component of noninterest expense, decreased $2.0 million, from $21.6 million for the period ending December 31, 2021 to $19.7 million for 2022 due to decreased commissions from reduced production in the mortgage division. Negative market adjustments of supplemental executive retirement plans contributed $1.2 million to the reduction in total noninterest expense. Financial Table 5 reflects the additional breakdown of other noninterest expense.

Income Tax Expense

The Company had income tax expense of $1.7 million for 2022 at an effective tax rate of 17.13% compared to income tax expense of $2.8 million in 2021 with an effective tax rate of 21.51%. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. For the twelve months ended December 31, 2022, the effective tax rate decreased due to proceeds received from the payout of a bank owned life insurance policy.

Results of Operations for the Years Ended December 31, 2021 and 2020

Results of operations for the years ended December 31, 2021 and 2020 can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 9, 2022.

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

The Company assesses the probability of losses inherent in the loan portfolio using probability of default data derived from the Company’s internal historical data, representing a one-year loss horizon for each obligor. Credit scores are used within the model to determine the probability of default. The Company updates the credit scores for individuals that either have a loan, or are financially responsible for the loan, semi-annually, during the first and third quarters. During 2022, the average effective credit score of the portfolio, excluding loans in default, increased slightly from 767 to 771. The probability of default associated with each credit score is a major driver in the allowance for loan losses.

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

At December 31, 2022, the levels of our impaired loans, which includes all loans in non-accrual status, TDRs, and other loans deemed by management to be impaired, were $3.1 million, compared to $4.7 million at December 31, 2021, a net decrease of $1.6 million. The decrease is related to two large impaired loans paying off during 2022.  Total non-accrual loans decreased from $972,000 at December 31, 2021 to $399,000 at December 31, 2022.  During 2022, four loans totaling $783,000 were added to impaired loans; however, eleven loans totaling $2.3 million were paid off.  We also received net pay downs of $154,000.

The allowance, expressed as a percentage of gross loans held for investment, decreased fifty basis points from 0.96% at December 31, 2021 to 0.46% at December 31, 2022. The collectively evaluated allowance as a percentage of collectively evaluated loans was 0.92% at December 31, 2021, compared to 0.43% at December 31, 2022. The decrease is attributable to continued improvement in probability of defaults of the portfolio as impacted by external economic factors. In December 2019, prior to the global COVID-19 pandemic, our collectively evaluated allowance as a percentage of collectively evaluated loans was 0.55%. Due to COVID-19 impacts to the global economy and the uncertainty within our economic markets, our allowance for loan loss model indicated a need for additional reserves due to external factors that are more likely to indicate losses for the loan portfolio. By the end of 2020, the collectively evaluated allowance as a percentage of collectively evaluated loans increased to 0.94%. The model results as of December 31, 2022 reflect the Company’s risk in the loan portfolio based on economic indicators of default applicable to our loan portfolio, primarily associated with NC unemployment and the NC-Charlotte region Case Shiller index. Signs of asset quality improvements support reduced reserves as impaired loans fell to an all-time low of $2.9 million and non-accrual loans fell to their all-time low of $201,000 during the third quarter of 2022. The individually evaluated allowance as a percentage of individually evaluated loans increased from 4.54% to 5.64% for the same periods, mainly due to the payoff of one large relationship with small reserves associated due to changes in collateral values.

The ratio of nonperforming loans, which consists of non-accrual loans and loans past due 90 days and still accruing, to total loans decreased from 0.23% at December 31, 2021 to 0.08% at December 31, 2022, and was related to six non-accrual relationships that were paid off during 2022.

Troubled debt restructured loans, included in impaired loans, totaled $2.8 million at December 31, 2022, compared to $3.8 million at December 31, 2021. At December 31, 2021, there were two troubled debt restructured loan in non-accrual status with balances totaling $52,000.

Other real estate owned remained at $0 through December 31, 2022, as there were no loans foreclosed during the year.

As of December 31, 2022, management believed the level of the allowance for loan losses was appropriate in light of the risk inherent in the loan portfolio.

The following table shows the comparison of nonperforming assets as of December 31, 2022 and 2021:

Nonperforming Assets
(dollars in thousands)
	At December 31,
	2022	2021
Nonperforming Assets:
Accruing loans past due 90 days or more	$—	$—
Non-accrual loans	399	972
Other real estate owned	—	—
Total nonperforming assets	$399	$972
Allowance for loan losses	$2,290	$4,026
Non-accrual loans to total loans	0.08%	0.23%
Allowance for loan losses to total loans	0.46%	0.96%
Allowance for loan losses to non-accrual loans	573.93%	414.20%

Capital Resources

The Company continues to maintain capital ratios intended to support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.  The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital.

The phase-in period for the rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements phased in over a multi-year schedule, becoming fully phased-in on January 1, 2019. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from Basel III. As of December 31, 2022, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital adequacy rules.

In January 2013, the Company’s subsidiary bank issued $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at a rate of 5.30%. The offering raised $7.9 million less issuance costs of $113,000.

During the third quarter of 2013, the Company’s subsidiary bank raised an additional $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. The offering raised net proceeds of $2.8 million less issuance costs of $23,000.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which the entire $10.0 million was outstanding at December 31, 2022. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the final maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031 and are redeemable on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to an early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though redeemable on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to an early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

Proceeds of the Company’s aforementioned securities that have been invested in its subsidiary bank qualify for Tier 1 capital treatment for the Bank and are included as such in its year end capital ratios.

The Company expects to continue to exceed required minimum capital ratios without altering current operations or strategy. Note 15 (Shareholders’ Equity and Regulatory Matters) to the Notes to Consolidated Financial Statements presents additional information regarding the Company’s and its subsidiary bank’s capital ratios.

Dividends

The Board of Directors of Uwharrie Capital Corp declared a 2.5% stock dividend in 2022, a 3% stock dividend in 2021 and a 2% stock dividend in 2020. All references in this Annual Report to net income per share and weighted average common and common equivalent shares outstanding reflect the effects of these stock dividends.

Liquidity

The objective of the Company’s liquidity management policy is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on any opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature and to fund new loans and investments as opportunities arise. Liquidity is managed primarily by the selection of asset mix and the maturity mix of liabilities. The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Maturities and the marketability of securities provide a source of liquidity to meet deposit fluctuations. Maturities of the securities portfolio are presented in Financial Table 3. Growth in deposits is typically the primary source of funds for loan growth. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At December 31, 2022, these sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $129.2 million; access to borrowings from the Federal Reserve Bank discount window, with available credit of $17.5 million and the issuance of commercial paper. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank.  As of December 31, 2022, $3.0 million remains available for use on the line of credit.

At December 31, 2022, short-term borrowings amounted to $1.0 million. Long-term debt at that date consisted solely of $29.6 million of junior subordinated debt. Other contractual obligations of the Company exist in the form of operating leases and deposits. Obligations for operating leases and deposits totaled $2.0 million and $939.9 million, respectively, at December 31, 2022. Note 8 (Leases) and Note 9 (Deposits) to the Notes to Consolidated Financial Statements provide additional information, including maturities, regarding these obligations.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the losses that are inherent in the loan portfolio but have not yet been charged-off. The allowance is a critical accounting estimate in the financial statements as it provides, by reference, an indication of the quality of the loan portfolio. Estimating credit losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additional measurement uncertainty in the estimate is due, in part, to the large amount of data evaluated, the long-term nature of the underlying assets and the analysis of economic indicators. Regulatory examiners may require the Company to recognize adjustments to the allowance for loan losses based on their judgement about information available to them at the time of their assessment.

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

The Company models immediate rising and declining rate shocks of up to 4% (in 1% intervals) on its subsidiary bank, using a static balance sheet for a two-year horizon, as preferred by regulators. The most recent consolidated 2% rate shock projections for a one-year horizon, indicates a negative impact of (0.42%) on Margin in a rates-down scenario and a positive impact of 1.72% on Margin in a rates-up scenario. Based on the most recent twelve-month forecast, the subsidiary bank is asset-sensitive and may experience some negative impact to earnings should interest rates decline. The subsidiary bank has the potential to benefit from a rising interest rate environment, but current market deposit pricing and embedded options in the balance sheet may limit the upside potential.

The principal goals for asset liability management for the Company are to maintain adequate levels and sources of liquidity and to manage interest rate risk. Interest rate risk management attempts to balance the effects of interest rate changes on both interest-sensitive assets and interest-sensitive liabilities to protect Margin from wide fluctuations as a result of changes in market interest rates. To that end, management has recommended and the Board of Directors has approved policy limits that minimize the downside risk from interest rate shifts. The aforementioned ratios are within those stated limits of -18% for the respective modeled scenarios at the subsidiary bank and combined. Managing interest rate risk is an important factor to the long-term viability of the Company since Margin is such a large component of earnings. The Company’s Asset Liability Management Committee (ALCO) monitors market changes in interest rates and assists with the pricing of loans and deposit products while considering the funding source needs, asset growth projections, and necessary operating liquidity.

Financial Table 1

Average Balances and Net Interest Income Analysis

	2022			2021			2020
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income	Yield
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Interest-earning assets
Taxable securities	$285,020	5,984	2.10%	$216,345	3,152	1.46%	$130,640	2,570	1.97%
Non-taxable securities (1)	67,952	1,524	2.71%	49,207	1,148	2.97%	26,427	732	3.57%
Short-term investments	125,766	2,401	1.91%	97,244	144	0.15%	103,167	640	0.62%
Equity Securities	355	20	5.63%	485	20	4.12%	950	51	5.37%
Taxable loans (2)	460,471	21,382	4.64%	447,904	22,956	5.13%	424,768	19,812	4.66%
Non-taxable loans (1)	11,147	251	2.72%	7,562	211	3.55%	9,756	270	3.57%
Total interest-earning assets	950,711	31,562	3.37%	818,747	27,631	3.42%	695,708	24,075	3.50%
Non-earning assets
Cash and due from banks	5,040			3,708			3,718
Premises and equipment, net	15,379			16,506			16,766
Interest receivable and other	30,406			23,970			21,868
Total non-earning assets	50,825			44,184			42,352
Total assets	$1,001,536			$862,931			$738,060
Interest-bearing liabilities
Savings deposits	$107,908	$119	0.11%	$87,878	$65	0.07%	$65,671	$62	0.09%
Interest checking & MMDA	458,869	1,892	0.41%	375,425	401	0.11%	331,809	716	0.22%
Time deposits	70,511	452	0.64%	71,946	272	0.38%	78,447	897	1.14%
Total deposits	637,288	2,463	0.39%	535,249	738	0.14%	475,927	1,675	0.35%
Short-term borrowed funds	1,110	10	0.90%	1,289	4	0.31%	534	2	0.37%
Long-term debt	29,560	1,349	4.56%	16,946	800	4.72%	10,846	566	5.22%
Total interest-bearing liabilities	667,958	3,822	0.57%	553,484	1,542	0.28%	487,307	2,243	0.46%
Noninterest liabilities
Transaction deposits	278,865			236,048			187,261
Interest payable and other	11,197			12,978			10,760
Total liabilities	958,020			802,510			685,328
Shareholders’ equity	43,516			60,421			52,732
Total liabilities and shareholders' equity	$1,001,536			$862,931			$738,060
Interest rate spread			2.80%			3.14%			3.04%
Net interest income and net interest margin		$27,740	2.97%		$26,089	3.23%		$21,832	3.18%

(1)	Yields related to securities and loans exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2022, 2021 and 2020.
(2)	Non-accrual loans are included in loans, net of unearned income.

Financial Table 2

Volume and Rate Variance Analysis

	2022 Versus 2021			2021 Versus 2020
			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets
Taxable securities	$1,221	$1,611	$2,832	$1,467	$(885)	$582
Non-taxable securities	429	(53)	376	581	(165)	416
Short-term investments	293	1,964	2,257	(23)	(472)	(495)
Equity securities	(6)	6	—	(22)	(9)	(31)
Taxable loans	614	(2,188)	(1,574)	1,132	2,012	3,144
Non-taxable loans	90	(50)	40	(61)	2	(59)
Total interest-earning assets	2,641	1,290	3,931	3,074	483	3,557
Interest-bearing liabilities
Savings deposits	18	36	54	19	(16)	3
Transaction and MMDA deposits	217	1,274	1,491	70	(385)	(315)
Other time deposits	(7)	187	180	(49)	(576)	(625)
Short-term borrowed funds	(1)	7	6	3	(1)	2
Long-term debt	586	(37)	549	297	(82)	215
Total interest-bearing liabilities	813	1,467	2,280	340	(1,060)	(720)
Net interest income	$1,828	$(177)	$1,651	$2,734	$1,543	$4,277

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

Financial Table 3

Weighted Average Yield on Investments Securities

	December 31, 2022	December 31, 2021
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities available for sale
U.S. Treasury
Due after one but within five years	3.55%	—
Due after five but within ten years	1.24%	1.24%
	2.44%	1.24%
U.S. Government agencies
Due within twelve months	—	1.80%
Due after one but within five years	2.61%	1.93%
Due after five but within ten years	3.76%	0.83%
Due after ten years	4.33%	0.94%
	3.99%	1.04%
Mortgage-backed securities
Due after one but within five years	3.50%	3.40%
Due after five but within ten years	1.79%	1.24%
Due after ten years	2.19%	1.16%
	2.19%	1.29%
Asset-backed securities
Due after ten years	5.33%	1.12%
	5.33%	1.12%
State and political
Due within twelve months	4.50%	4.50%
Due after one but within five years	2.36%	2.73%
Due after five but within ten years	2.71%	1.99%
Due after ten years	1.98%	1.82%
	2.07%	1.85%
Corporate Bonds
Due within twelve months	—	2.98%
Due after one but within five years	2.10%	1.68%
Due after five but within ten years	3.13%	2.00%
	2.44%	2.00%
Total Securities available for sale
Due within twelve months	4.50%	2.23%
Due after one but within five years	3.34%	2.44%
Due after five but within ten years	2.06%	1.22%
Due after ten years	2.81%	1.39%
	2.69%	1.41%

(1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2022 and 2021.

Financial Table 3

Weighted Average Yield on Investments Securities (Continued)

	December 31, 2022	December 31, 2021
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities held to maturity
U.S. Government agencies
Due after one but within five years	2.87%	2.75%
Due after five but within ten years	—	—
	2.87%	2.75%
State and political
Due within twelve months	2.18%	1.70%
Due after one but within five years	2.41%	2.23%
Due after five but within ten years	—	—
Due after ten years	2.85%	2.85%
	2.77%	2.75%
Corporate Bonds
Due within twelve months	—	—
Due after one but within five years	—	—
Due after five but within ten years	4.57%	4.73%
Due after ten years	—	3.68%
	4.57%	4.57%
Total Securities held to maturity
Due within twelve months	2.18%	1.70%
Due after one but within five years	2.54%	2.28%
Due after five but within ten years	4.57%	4.73%
Due after ten years	2.85%	2.97%
	3.66%	3.64%

(1)	Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2022 and 2021.

Financial Table 4

Noninterest Income

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Service charges on deposit accounts	$1,041	$995	$1,027
Other banking fees	815	424	338
Asset management fees	1,940	2,050	1,710
Brokerage commissions	483	587	571
Interchange and card transaction fees, net	1,232	1,181	917
Investment securities gains (losses)	(91)	991	71
Other gains (losses) from sale of assets	165	48	413
Income from mortgage banking	3,409	11,294	14,714
Supplemental executive retirement plan gain (loss)	(244)	942	746
Other noninterest income	1,383	420	370
Total noninterest income	$10,133	$18,932	$20,877

Financial Table 5

Other Noninterest Expense

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Postage	$218	$197	$187
Telephone and data lines	208	174	182
Office supplies and printing	94	102	108
Shareholder relations expense	154	196	123
Dues and subscriptions	282	373	369
Other	1,424	1,234	990
Total other noninterest expense	$2,380	$2,276	$1,959

Financial Table 6

Loan Portfolio Composition

	At December 31,
	2022		2021
		% of Total		% of Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Loan type:
Commercial	$85,917	17.29%	$73,035	17.35%
SBA Paycheck Protection Program (PPP)	545	0.11%	15,840	3.76%
Real estate - commercial	183,550	36.93%	150,382	35.73%
Real estate - construction	43,690	8.79%	36,699	8.72%
Real estate - residential	166,855	33.57%	129,827	30.85%
Consumer	9,762	1.97%	9,579	2.28%
Other	6,666	1.34%	5,496	1.31%
Total loans	496,985	100.00%	420,858	100.00%
Less:
Allowance for loan losses	(2,290)		(4,026)
Unearned net loan (fees) costs	904		(79)
Net loans	$495,599		$416,753

Financial Table 7

Selected Loan Maturities

	December 31, 2022
	One Year	One to	Five to	Over Fifteen
(dollars in thousands)	or Less	Five Years	Fifteen Years	Years	Total
Commercial and agricultural	$10,673	$25,696	$24,012	$26,081	$86,462
Real estate - construction	8,568	2,017	15,758	17,347	43,690
Total selected loans	$19,241	$27,713	$39,770	$43,428	$130,152
Fixed rate loans	$1,402	$30,337	$51,061	$64,236	$147,036
Sensitivity to rate changes:
Variable interest rates	$23,587	$24,040	$144,929	$158,297	$350,853

Financial Table 8

Allocation of Charge-Offs and Recoveries

	At December 31,
	2022			2021
(dollars in thousands)	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans
Commercial	$(71)	$77,890	(0.09)%	$65	$67,154	0.10%
SBA Paycheck Protection Program (PPP)	—	4,960	—	—	48,299	—
Real estate - commercial	—	167,670	—	(359)	147,094	(0.24)%
Other real estate construction	—	38,210	—	(185)	31,156	(0.59)%
Real estate 1-4 family construction	—	7,695	—	—	5,994	—
Real estate - residential	(12)	95,040	(0.01)%	(69)	79,467	(0.09)%
Home equity	(1)	54,867	(0.002)%	(17)	51,227	(0.03)%
Consumer loans	61	9,501	0.64%	24	10,232	0.23%
Other loans	—	5,603	—	—	4,322	—
Total	$(23)	$461,436	(0.005)%	$(541)	$444,945	(0.12)%

Financial Table 9

Allocation of the Allowance for Loan Losses

	At December 31,
	2022		2021
		% of Total		% of Total
(dollars in thousands)	Amount	Loans (1)	Amount	Loans (1)
Commercial	$435	17.29%	$718	17.35%
SBA Paycheck Protection Program (PPP)	—	0.11%	—	3.77%
Real estate - commercial	760	36.93%	1,370	35.73%
Other real estate construction	177	7.46%	330	6.72%
Real estate 1-4 family construction	—	1.33%	—	2.00%
Real estate - residential	561	21.87%	982	18.73%
Home equity	277	11.71%	492	12.12%
Consumer loan	76	1.96%	123	2.28%
Other loans	4	1.34%	11	1.31%
Total loans	$2,290	100.00%	$4,026	100.00%
(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Financial Table 10

Maturities of Time Deposits

	December 31, 2022
	3 Months	Over 3 Months	Over 1 Year	Over
	or Less	to 1 Year	to 3 Years	3 Years	Total
	(dollars in thousands)
U.S. time deposits in amounts in excess of the FDIC insurance limit	$22,973	$10,141	$2,615	$—	$35,729
Other time deposits	12,962	18,805	14,873	4,756	51,396
	$35,935	$28,946	$17,488	$4,756	$87,125

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm0F

Shareholders and the Board of Directors

Uwharrie Capital Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uwharrie Capital Corp and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

The Company’s allowance for loan losses (ALL) was $2.29 million as of December 31, 2022. As described in Notes 1 and 4 to the consolidated financial statements, the ALL is evaluated both individually and collectively by loan class on a regular basis by management. Loans are collectively evaluated based upon management’s periodic review of the collectability of the loans in light of historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, certain portfolio concentrations, and prevailing economic conditions. The ALL for individually evaluated loans is based upon discounted cash flows or the net realizable value of the collateral. Management’s process is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the Company’s estimate of the ALL, and more specifically the qualitative factor adjustments applied in the ALL, as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in management’s identification and measurement of the qualitative factors. This required a high degree of audit effort, including specialized skills and knowledge, and significant auditor judgement in evaluating the Company’s estimate of the ALL, particularly as it relates to the identification and measurement of the qualitative factors.

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

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 1996.7F

Asheville, NC

March 8, 2023

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	2022	2021
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,357	$5,298
Interest-earning deposits with banks	109,224	89,112
Cash and cash equivalents	114,581	94,410
Securities available for sale, at fair value	324,683	330,337
Securities held to maturity, at amortized cost (fair value $27,178 and $32,045, respectively)	30,306	30,801
Equity securities, at fair value	292	392
Loans held for sale	2,774	21,684
Loans:
Loans held for investment	497,889	420,779
Less allowance for loan losses	(2,290)	(4,026)
Net loans held for investment	495,599	416,753
Premises and equipment, net	14,735	15,987
Interest receivable	3,633	2,554
Restricted stock	1,428	921
Bank owned life insurance	7,652	9,066
Deferred income tax benefit	10,726	1,729
Loan servicing assets	4,931	5,078
Mortgage banking derivatives	—	1,269
Other assets	8,150	8,699
Total assets	$1,019,490	$939,680
LIABILITIES
Deposits:
Demand noninterest-bearing	$261,882	$239,422
Interest checking and money market accounts	486,548	422,942
Savings deposits	104,301	103,341
Time deposits, $250,000 and over	35,979	23,720
Other time deposits	51,146	47,327
Total deposits	939,856	836,752
Short-term borrowed funds	1,044	1,081
Long-term debt	29,607	29,530
Mortgage banking derivatives	175	50
Other liabilities	11,411	11,480
Total liabilities	982,093	878,893
Off balance sheet items, commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,075,125 and 6,959,556, at December 31, 2022 and 2021, respectively	8,844	8,700
Additional paid-in capital	12,633	12,032
Undivided profits	37,030	30,551
Accumulated other comprehensive loss	(31,765)	(1,151)
Total Uwharrie Capital shareholders’ equity	26,742	50,132
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	37,397	60,787
Total liabilities and shareholders’ equity	$1,019,490	$939,680

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(dollars in thousands, except share and per share data)
Interest Income
Loans, including fees	$21,633	$23,167	$20,082
Investment securities:
Investment securities, taxable	5,984	3,152	2,570
Investment securities, non-taxable	1,524	1,148	732
Equity securities	20	20	51
Interest-earning deposits with banks and federal funds sold	2,401	144	640
Total interest income	31,562	27,631	24,075
Interest Expense
Interest checking and money market accounts	1,892	401	716
Savings deposits	119	65	62
Time deposits, $250,000 and over	253	81	370
Other time deposits	199	192	527
Short-term borrowed funds	10	3	2
Long-term debt	1,349	800	566
Total interest expense	3,822	1,542	2,243
Net interest income	27,740	26,089	21,832
Provision for (recovery of) loan losses	(1,759)	(917)	2,387
Net interest income after provision for (recovery of) loan losses	29,499	27,006	19,445
Noninterest Income
Service charges on deposit accounts	1,041	995	1,027
Other service fees and commissions	3,238	3,061	2,619
Interchange and card transaction fees, net	1,232	1,181	917
Gain (loss) on sale of securities	(91)	991	71
Realized/unrealized gain (loss) on equity securities	(100)	(31)	451
Income from mortgage banking	3,409	11,294	14,714
Income from bank owned life insurance	1,134	129	139
Supplemental executive retirement plan gain (loss)	(244)	942	332
Other income	514	370	607
Total noninterest income	10,133	18,932	20,877
Noninterest Expense
Salaries and employee benefits	19,655	21,637	19,874
Net occupancy expense	1,681	1,738	1,781
Equipment expense	764	754	803
Data processing costs	816	680	669
Loan costs	443	803	583
Professional fees and services	868	955	927
Marketing and donations	1,307	1,306	972
Electronic banking expense	477	393	414
Software amortization and maintenance	1,236	1,380	1,263
FDIC insurance	295	228	301
Supplemental executive retirement plan gain (loss)	(244)	942	332
Other noninterest expense	2,380	2,276	1,959
Total noninterest expense	29,678	33,092	29,878
Income before income taxes	9,954	12,846	10,444
Income taxes	1,705	2,763	2,337
Net income	$8,249	$10,083	$8,107
Consolidated net income	$8,249	$10,083	$8,107
Less: Net income attributable to noncontrolling interest	(565)	(565)	(567)
Net income attributable to Uwharrie Capital Corp and common shareholders	7,684	9,518	7,540
Net income per common share
Basic	$1.08	$1.29	$1.00
Diluted	$1.08	$1.29	$1.00
Weighted average common shares outstanding
Basic	7,104,755	7,358,887	7,528,313
Diluted	7,104,755	7,358,887	7,528,313

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(dollars in thousands)
Net Income	$8,249	$10,083	$8,107
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(39,850)	(5,906)	5,055
Related tax effect	9,161	1,373	(1,163)
Reclassification of (gain) loss recognized in net income	91	(991)	(71)
Related tax effect	(16)	213	16
Total other comprehensive income (loss)	(30,614)	(5,311)	3,837
Comprehensive income (loss)	(22,365)	4,772	11,944
Less: Comprehensive income attributable to noncontrolling interest	(565)	(565)	(567)
Comprehensive income (loss) attributable to Uwharrie Capital Corp	$(22,930)	$4,207	$11,377

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2022, 2021 and 2020

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2019	7,095,920	$8,870	$12,784	$16,226	$323	$10,655	$48,858
Net Income	—	—	—	7,540	—	567	8,107
Repurchase of common stock	(181,558)	(227)	(764)	—	—	—	(991)
2% stock dividend	137,781	172	587	(759)	—	—	—
Cash paid – fractional shares	—	—	—	(7)	—	—	(7)
Other comprehensive income	—	—	—	—	3,837	—	3,837
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(418)	(418)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2020	7,052,143	$8,815	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	9,518	—	565	10,083
Repurchase of common stock	(298,700)	(373)	(2,271)	—	—	—	(2,644)
3% stock dividend	206,113	258	1,696	(1,954)	—	—	—
Cash paid – fractional shares	—	—	—	(13)	—	—	(13)
Other comprehensive loss	—	—	—	—	(5,311)	—	(5,311)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(417)	(417)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(148)	(148)
Balance, December 31, 2021	6,959,556	$8,700	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	7,684	—	565	8,249
Repurchase of common stock	(55,982)	(70)	(381)	—	—	—	(451)
2.5% stock dividend	171,551	214	982	(1,196)	—	—	—
Cash paid – fractional shares	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	(30,614)	—	(30,614)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(416)	(416)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2022	7,075,125	$8,844	$12,633	$37,030	$(31,765)	$10,655	$37,397

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,249	$10,083	$8,107
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,135	1,125	1,129
Right of use asset amortization	356	337	329
Provision for (recovery of) loan losses	(1,759)	(917)	2,387
(Gain) loss on sale of investment securities available for sale	91	(991)	(71)
Gain on sale of mortgage loans	3,030	8,645	9,401
(Gain) loss on sale of premises and equipment	(143)	(23)	69
Realized/unrealized (gain) loss on equity securities	100	31	(451)
Net amortization of premium on investment securities available for sale	2,583	1,716	537
Net amortization of premium on investment securities held to maturity	148	153	145
Amortization of loan servicing rights	1,343	1,589	1,132
Originations and purchases of mortgage loans for sale	(120,822)	(334,132)	(342,680)
Proceeds from sale of mortgage loans for sale	136,702	310,762	328,160
Mortgage banking derivatives	1,394	466	(1,685)
Loan servicing assets	(1,196)	(2,710)	(3,366)
Accrued interest receivable	(1,079)	(31)	(857)
Prepaid assets	138	178	(432)
Cash surrender value of life insurance	(124)	(130)	(140)
Miscellaneous other assets	351	1,925	(393)
Deferred income taxes	604	143	(151)
Accrued interest payable	101	(14)	(34)
Miscellaneous other liabilities	(298)	(1,753)	1,021
Net cash provided (used) by operating activities	30,904	(3,548)	2,157
Cash flows from investing activities
Proceeds from sale of investment securities available for sale	8,398	49,280	17,358
Proceeds from sale of equity securities	—	929	—
Proceeds from maturities, calls and paydowns of securities available for sale	39,007	22,200	11,206
Proceeds from maturities, calls and paydowns of securities held to maturity	347	2,253	5,656
Purchase of investment securities available for sale	(84,184)	(217,926)	(127,035)
Purchase of investment securities held to maturity	—	(5,000)	(20,580)
Purchase of equity securities	—	—	(901)
Purchase of investments in other assets	(396)	(314)	(1,120)
Proceeds from sale of investments in other assets	—	1,120	—
Proceeds from bank owned life insurance settlement	1,538	—	—
Net change in restricted stock	(507)	245	(22)
Net (increase) decrease in loans	(77,087)	47,504	(109,757)
Purchase of premises and equipment	(436)	(765)	(720)
Proceeds from sale of premises, equipment and other assets	545	340	94
Proceeds from sale of OREO	—	—	497
Net cash used by investing activities	(112,775)	(100,134)	(225,324)
Cash flows from financing activities
Net increase in deposit accounts	103,104	93,556	157,318
Net increase (decrease) in federal funds purchased and other short-term borrowings	(37)	371	84
Proceeds from long-term borrowings	—	20,000	1,000
Debt issuance costs	—	(481)	—
Repayment of long-term borrowings	—	(1,000)	—
Repurchase of common stock, net	(451)	(2,644)	(991)
Dividends paid on preferred stock (noncontrolling interest)	(565)	(565)	(567)
Cash paid for fractional shares	(9)	(13)	(7)
Net cash provided by financing activities	102,042	109,224	156,837
Increase (decrease) in cash and cash equivalents	20,171	5,542	(66,330)
Cash and cash equivalents, beginning of year	94,410	88,868	155,198
Cash and cash equivalents, end of year	$114,581	$94,410	$88,868
Supplemental disclosures of cash flow information
Interest paid	$3,637	$1,530	$2,250
Income taxes paid	1,221	2,741	2,271
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	(30,614)	(5,311)	3,837
Initial right of use asset for leased properties	128	—	—
Initial lease liability for leased properties	126	—	—
Extension of right of use asset for leased properties	—	—	821
Extension of lease liability for leased properties	—	—	874
Company financed OREO	—	—	90

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

In 1987, Uwharrie established a wholly owned subsidiary, BOS Agency, Inc. (“BOS Agency”), which engages in insurance product sales. In 1989, Uwharrie established a second wholly owned subsidiary, BOS Financial Corporation, for the purpose of conducting business as a securities broker-dealer. During 1993, BOS Financial Corporation changed its name to The Strategic Alliance Corporation (“Strategic Alliance”) and was registered as a broker-dealer and is regulated by the Financial Industry Regulatory Authority (“FINRA”).

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

Investment Securities Available for Sale

Investment securities available for sale consist of United States Treasuries, United States Government agencies, Government Sponsored Enterprise (GSE) mortgage-backed securities and collateralized mortgage obligations (CMOs), Federal Family Education Loan Program (FFELP) student loan asset-backed securities, corporate bonds and state and political subdivision bonds. Unrealized holding gains and losses on available for sale securities are reported in other comprehensive income, net of income taxes. Gains and losses on the sale of available for sale securities are determined using the specific identification method and recorded on a trade basis. Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities, to their fair value. Such write-downs would be included in earnings as realized losses to the extent the losses are associated with the credit quality of the issuer. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of December 31, 2022 and December 31, 2021.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at December 31, 2022
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$—	$—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Interest rate lock commitments	8,863	95
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	10,000	80

Balance at December 31, 2021
Included in mortgage banking derivatives asset:
Interest rate lock commitments	28,939	1,016
Forward sales commitments	8,417	253
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Interest rate lock commitments	—	—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	44,000	50

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. As of December 31, 2022 and December 31, 2021, there are no outstanding awards.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate North Carolina income tax returns. The Bank files a separate South Carolina income tax return. The provision for income taxes in the accompanying consolidated financial statements is provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold. The tax returns for the Company are subject to audit by federal and state taxing authorities for the 2019 fiscal year and thereafter. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense. There were no interest or penalties accrued during the years ended December 31, 2022, 2021 and 2020.

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

For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognize revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions and fees derived from our customers' use of various interchange and ATM/debit card/credit card networks. Network costs associated with debit card and credit card transactions are netted against the related fees from such transactions. For the twelve months ended December 31, 2022, gross interchange and card transaction fees totaled $2.8 million while related network costs totaled $1.6 million. On a net basis, we reported $1.2 million as interchange and card transaction fees in the accompanying Consolidated Statement of Income for the twelve months ended December 31, 2022. For the twelve months ended December 31, 2021 and December 31, 2020, interchange and card transaction fees were $2.6 million and $2.1 million, respectively, on a gross basis while related network costs were $1.4 million and $1.2 million, respectively.

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

Note 1 - Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income is unrealized gains and losses, net of income tax, on investment securities available for sale. The following table presents the changes in accumulated other comprehensive income for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Beginning Balance	$(1,151)	$4,160	$323
Accumulated other comprehensive income (loss) before reclassifications, net of $9,161, $1,373 and ($1,163) tax effect, respectively	(30,689)	(4,533)	3,892
Amounts reclassified from accumulated other comprehensive income (loss), net of ($16), $213, and $16 tax effect, respectively (included in noninterest income)	75	(778)	(55)
Net current-period other comprehensive income (loss)	(30,614)	(5,311)	3,837
Ending Balance	$(31,765)	$(1,151)	$4,160

Earnings per Common Share

The Company had no stock options outstanding at December 31, 2022, 2021 and 2020.

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

The computation of weighted average shares used in the calculation of basic and dilutive earnings per share is summarized below:

	2022	2021	2020
Weighted average number of common shares used in computing basic net income per common share	7,104,755	7,358,887	7,528,313
Effect of dilutive stock options	—	—	—
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,104,755	7,358,887	7,528,313

Noncontrolling Interest

In January 2013 the Company’s subsidiary bank issued a total of $7.9 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B. The preferred stock qualified as Tier 1 capital of the Bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. This capital is presented as noncontrolling interest in the consolidated balance sheets. Dividends declared on this preferred stock are presented as earnings allocated to the noncontrolling interest in the consolidated statements of income. Effective September 1, 2013, the Fixed Rate Noncumulative Perpetual Preferred Stock, Series B was rolled into one issue under Uwharrie Bank in connection with the consolidation and name change.

During 2013, the Company’s subsidiary bank, Uwharrie Bank, raised $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital of the Bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights.

Note 1 - Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. During 2019, the effective date was extended to fiscal years beginning on or after December 15, 2022 for public entities that qualify as smaller reporting companies, per the Securities and Exchange Commission definition, which currently includes the Company. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. During 2022 our CECL methodology was approved by management and our Board of Directors. Parallel models were run for June 30, 2022 and September 30, 2022 and a validation of the methodology and model was completed. The Company will adopt CECL effective January 1, 2023 utilizing a non-discounted cash flow (non-DCF) model. The conversion to CECL will increase the allowance for loan losses between $2.2 million and $2.6 million. This will bring the Company’s allowance for loan losses to between $4.5 million and $4.9 million, or between 0.90% and 0.98% of total loans. The conversion will have a minimal impact on the allowance for unfunded commitments, changing it between a decrease of $20,000 and an increase of $20,000. The Company’s securities portfolio, including both held to maturity (HTM) and available for sale (AFS) securities, is included with the adoption of CECL per guidance. The CECL model will include an additional allowance for the Company’s HTM securities portfolio of between $60,000 and $80,000. At this time, there is no additional allowance for our AFS securities portfolio. The impact to retained earnings, net of deferred tax, will be between $1.7 million and $2.0 million as of January 1, 2023.

In March 2022, FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and

Vintage Disclosures”, effective December 15, 2022. ASU 2022-02 eliminates the TDR accounting guidance set forth in Subtopic 310-

40, “Receivables – Troubled Debt Restructurings by Creditors,” for financial institutions that have already adopted the CECL standard. The update requires that an entity apply the loan refinancing and restructuring guidance in ASC 310-20, “Receivables –

Nonrefundable Fees and Other Costs,” to determine whether a modification results in a new loan or a continuation of an existing loan.

Enhanced qualitative and quantitative disclosures will be required for modifications made for borrowers experiencing financial difficulty.  The Company will adopt the CECL standard effective January 1, 2023. The Company does not anticipate a material financial impact related to compliance with ASU 2022-02.

ASC 848, “Reference Rate Reform,” was set forth to eliminate certain reference rates and introduce new reference rates that are based on a larger, more liquid population of observable transactions that are less vulnerable to manipulation. The reference rate reform will discontinue the use of certain widely used reference rates such as the London Interbank Offered Rate, or LIBOR. In response to likely challenges arising from contract modifications due to reference rate reform, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” in March 2020 to provide optional expedients and exceptions for applying GAAP to contract modifications. As such, modifications to debt contracts may be accounted for as a continuation of the existing contract by prospectively adjusting the effective interest rate. This relief was available beginning March 12, 2020 and was set to expire December 31, 2022. In December 2022, FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the effective date of the available relief to December 31, 2024. The Company currently holds, but no longer issues, loan contracts that reference LIBOR.  The Company is evaluating the most effective manner in which to modify those contracts, but does not anticipate material financial impact.

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

Reclassification

Certain amounts in the 2021 and 2020 financial statements have been reclassified to conform to the 2022 presentation. These reclassifications had no material impact on net income or shareholders’ equity.

Note 2 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,948	$—	$4,318	$50,630
U.S. Government agencies	34,746	64	1,048	33,762
GSE - Mortgage-backed securities and CMOs	132,059	—	16,064	115,995
Asset-backed securities	37,228	70	612	36,686
State and political subdivisions	100,955	—	18,689	82,266
Corporate bonds	6,000	—	656	5,344
Total securities available for sale	$365,936	$134	$41,387	$324,683

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$152	$—	$5	$147
State and political subdivisions	15,154	—	1,775	13,379
Corporate bonds	15,000	—	1,348	13,652
Total securities held to maturity	$30,306	$—	$3,128	$27,178

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$26,675	$16	$310	$26,381
U.S. Government agencies	40,066	172	426	39,812
GSE - Mortgage-backed securities and CMOs	121,994	190	1,736	120,448
Asset-backed securities	43,383	875	60	44,198
State and political subdivisions	89,786	892	1,201	89,477
Corporate bonds	9,928	148	55	10,021
Total securities available for sale	$331,832	$2,293	$3,788	$330,337

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$175	$1	$—	$176
State and political subdivisions	15,626	1,096	—	16,722
Corporate bonds	15,000	196	49	15,147
Total securities held to maturity	$30,801	$1,293	$49	$32,045

At December 31, 2022 and December 31, 2021, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 and $509,000, respectively. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $469,000 and $411,000 at December 31, 2022 and December 31, 2021, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated the fair value approximated cost and that these investments were not impaired at December 31, 2022.

Note 2 - Investment and Equity Securities (Continued)

Results from sales of securities available for sale for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(dollars in thousands)
Gross proceeds from sales	$8,398	$49,280	$17,358
Realized gains from sales	$53	$1,505	$85
Realized losses from sales	(144)	(514)	(14)
Net realized gains (losses)	$(91)	$991	$71

At December 31, 2022 and 2021 securities available for sale with a carrying amount of $153.3 million and $104.9 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and December 31, 2021. We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At December 31, 2022, the unrealized losses on available for sale securities less than twelve months related to four U.S. Treasury bonds, six government agency bonds, twenty-eight GSE mortgage-backed securities, twelve asset-backed securities and fourteen state and political subdivision bonds. Unrealized losses on held to maturity securities related to one government agency bond, nine state and political subdivision bonds and four corporate bonds that had been in a loss position less than twelve months at December 31, 2022. At December 31, 2021, the unrealized loss on available for sale securities less than twelve months related to three U.S. Treasury bonds, fourteen government agency bonds, thirty GSE mortgage-backed securities, five asset-backed securities, thirty-four state and political subdivision bonds and three corporate bonds. There were eight corporate held to maturity bonds that had been in a loss position less than twelve months at December 31, 2021. At December 31, 2022, the Company had five U.S. Treasury bonds, fourteen government agency bonds, thirty-four GSE mortgage-backed securities, five asset-backed securities, fifty state and political subdivision bonds and three corporate bonds that were classified as available for sale and in a loss position for twelve months or more. Unrealized losses on held to maturity securities related to one state and political subdivision bond and ten corporate bonds that had been in a loss position twelve months or more at December 31, 2022. The Company had two government agency bonds, one GSE mortgage-backed security and nine state and political subdivision bonds that were classified as available for sale and in a loss position for twelve months or more at December 31, 2021.

December 31, 2022	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$27,991	$509	$22,639	$3,809	$50,630	$4,318
U.S. Government agencies	8,580	69	13,994	979	22,574	1,048
GSE - Mortgage-backed securities and CMOs	35,657	2,021	77,799	14,043	113,456	16,064
Asset-backed securities	22,828	315	7,326	297	30,154	612
State and political subdivisions	19,381	688	61,359	18,001	80,740	18,689
Corporate bonds	—	—	5,344	656	5,344	656
Total securities available for sale	$114,437	$3,602	$188,461	$37,785	$302,898	$41,387

December 31, 2022	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. Government agencies	$147	$5	$—	$—	$147	$5
State and political subdivisions	12,354	1,621	1,025	154	13,379	1,775
Corporate bonds	6,383	367	7,269	981	13,652	1,348
Total securities held to maturity	$18,884	$1,993	$8,294	$1,135	$27,178	$3,128

Note 2 - Investment and Equity Securities (Continued)

December 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$16,306	$310	$—	$—	16,306	310
U.S. Government agencies	19,702	396	2,313	30	22,015	426
GSE - Mortgage-backed securities and CMOs	93,928	1,607	4,210	129	98,138	1,736
Asset-backed securities	8,531	60	—	—	8,531	60
State and political subdivisions	52,959	892	9,272	309	62,231	1,201
Corporate bonds	5,945	55	—	—	5,945	55
Total securities available for sale	$197,371	$3,320	$15,795	$468	$213,166	$3,788

December 31, 2021	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
Corporate bonds	$5,201	$49	$—	$—	5,201	49
Total securities held to maturity	$5,201	$49	$—	$—	$5,201	$49

Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for other-than-temporary impairment, management considers, among other things, the length of time and the extent to which the fair value has been in a loss position, the financial condition of the issuer and the intent and the ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At December 31, 2022, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of December 31, 2022:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
Due within twelve months	$105	$105
Due after one but within five years	48,203	46,237
Due after five but within ten years	93,142	81,995
Due after ten years	224,486	196,346
	$365,936	$324,683

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities held to maturity
Due within twelve months	$1,546	$1,541
Due after one but within five years	535	528
Due after five but within ten years	15,000	13,652
Due after ten years	13,225	11,457
	$30,306	$27,178

Note 2 - Investment and Equity Securities (Continued)

The portion of unrealized gains and losses for the twelve months ended December 31, 2022 and 2021 related to equity securities still held at the reporting date is calculated as follows:

	Twelve Months Ended December 31,
	2022	2021
	(dollars in thousands)
Gross proceeds from sales	$—	$929

Net gains (losses) recognized during the period on equity securities	$(100)	$(31)
Less: Net gains (losses) recognized from equity securities sold during the period	—	(18)
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(100)	$(13)

Note 3 – Loans Held for Investment

The composition of net loans held for investment by class as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(dollars in thousands)
Commercial
Commercial	$85,917	$73,035
SBA Paycheck Protection Program (PPP)	545	15,840
Real estate - commercial	183,550	150,382
Other real estate construction loans	37,077	28,275
Other loans	6,666	5,496
Noncommercial
Real estate 1-4 family construction	6,613	8,424
Real estate - residential	108,669	78,824
Home equity	58,186	51,003
Consumer loans	9,762	9,579
	496,985	420,858
Less:
Allowance for loan losses	(2,290)	(4,026)
Deferred loan fees, net	904	(79)
Loans held for investment, net	$495,599	$416,753

The Paycheck Protection Program (“PPP”), which is administered by the U.S. Small Business Administration (“SBA”), was created as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. As of December 31, 2020, the Company had funded 1,202 PPP loans representing $81 million. Of the loans funded during 2020, 1,196 loans totaling $80.8 million had been paid off or forgiven by the SBA as of December 31, 2022.  The Consolidated Appropriations Act, 2021 (“CAA”) established another round of PPP loan funding for certain eligible borrowers, and the Company assisted these borrowers in obtaining a first or second draw loan. During 2021, the Company funded 879 second round PPP loans totaling $46.4 million. Of the loans funded during the second round, 865 loans totaling $46.0 million had been paid off or forgiven by the SBA as of December 31, 2022. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government if the loans comply with the program requirements. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Although the Bank’s loan portfolio is diversified, there is a concentration of mortgage real estate loans, primarily 1-to-4 family residential and construction mortgage loans and home equity loans, which represent 34.9% of total loans. Additionally, there is a concentration in commercial loans (not including PPP loans) secured primarily by real estate, shopping center locations, commercial land development, commercial buildings, equipment, and general commercial loans that represent 61.7% of total loans. There is not a concentration of a particular type of credit in this group of commercial loans. The Company’s loan policies are written to address loan-to-value ratios and collateralization methods with respect to each lending category. Consideration is given to the economic and credit risk of lending areas and customers associated with each category.

The recorded investment in impaired loans totaled $3.1 million and $4.7 million at December 31, 2022 and 2021, respectively.  Impaired loans are individually evaluated for impairment and consist of non-accrual loans and troubled debt restructures. Individually evaluated loans are disclosed in more detail in Note 4 (Allowance for Loan Losses).

The carrying value of foreclosed properties held as other real estate was $0 at December 31, 2022 and 2021. The Company had no residential real estate in process of foreclosure at December 31, 2022 and December 31, 2021.

Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses by loan segment for the years ended December 31, 2022, 2021 and 2020 are presented below:

Commercial	2022	2021	2020
	(dollars in thousands)
Balance, beginning of year	$2,429	$2,753	$1,087
Provision (recovery) charged to operations	(1,124)	(803)	1,653
Charge-offs	—	(156)	(81)
Recoveries	71	635	94
Net (charge-offs) recoveries	71	479	13
Balance, end of year	$1,376	$2,429	$2,753

Non-Commercial	2022	2021	2020
	(dollars in thousands)
Balance, beginning of year	$1,597	$1,649	$894
Provision (recovery) charged to operations	(635)	(114)	734
Charge-offs	(84)	(56)	(53)
Recoveries	36	118	74
Net (charge-offs) recoveries	(48)	62	21
Balance, end of year	$914	$1,597	$1,649

Total	2022	2021	2020
	(dollars in thousands)
Balance, beginning of year	$4,026	$4,402	$1,981
Provision (recovery) charged to operations	(1,759)	(917)	2,387
Charge-offs	(84)	(212)	(134)
Recoveries	107	753	168
Net (charge-offs) recoveries	23	541	34
Balance, end of year	$2,290	$4,026	$4,402

Note 4 - Allowance for Loan Losses (Continued)

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at December 31, 2022 and 2021:

December 31, 2022	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$40	$704	$1,336	$313,181	$1,376	$313,885
Non-Commercial	133	2,368	781	181,636	914	184,004
Total	$173	$3,072	$2,117	$494,817	$2,290	$497,889

December 31, 2021	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$102	$2,573	$2,327	$269,876	$2,429	$272,449
Non-Commercial	112	2,135	1,485	146,195	1,597	148,330
Total	$214	$4,708	$3,812	$416,071	$4,026	$420,779

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

December 31, 2022	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$—	$71	$71	$85,846	$85,917	$—
SBA Paycheck Protection Program (PPP)	252	—	252	279	531
Real estate - commercial	230	—	230	183,464	183,694	—
Other real estate construction	—	183	183	36,894	37,077	—
Real estate 1-4 family construction	—	—	—	6,613	6,613	—
Real estate - residential	507	117	624	108,819	109,443	—
Home equity	107	28	135	58,051	58,186	—
Consumer loans	29	—	29	9,733	9,762	—
Other loans	—	—	—	6,666	6,666	—
Total	$1,125	$399	$1,524	$496,365	$497,889	$—

December 31, 2021	Loans 30-89 Days Past Due	Loans 90 Days or More Past due and Non - Accrual	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$201	$310	$511	$72,524	$73,035	$—
SBA Paycheck Protection Program (PPP)	—	—	—	15,100	15,100
Real estate - commercial	127	292	419	150,124	150,543	—
Other real estate construction	—	—	—	28,275	28,275	—
Real estate 1-4 family construction	—	—	—	8,424	8,424	—
Real estate - residential	559	337	896	78,428	79,324	—
Home equity	—	33	33	50,970	51,003	—
Consumer loans	27	—	27	9,552	9,579	—
Other loans	—	—	—	5,496	5,496	—
Total	$914	$972	$1,886	$418,893	$420,779	$—

Note 4 - Allowance for Loan Losses (Continued)

Once a loan becomes 90 days past due, the loan is automatically transferred to a non-accrual status. The exception to this policy is credit card loans that remain in accrual status 90 days or more until they are paid current or charged off.

The composition of non-accrual loans by class as of December 31, 2022 and 2021 is as follows:

	2022	2021
	(dollars in thousands)
Commercial	$71	$310
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	—	292
Other real estate construction	183	—
Real estate 1-4 family construction	—	—
Real estate - residential	117	337
Home equity	28	33
Consumer loans	—	—
Other loans	—	—
	$399	$972

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

The tables below summarize risk grades of the loan portfolio by class as of December 31, 2022 and 2021:

December 31, 2022	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$85,789	$57	$71	$—	$85,917
SBA Paycheck Protection Program (PPP)	531	—	—	—	531
Real estate - commercial	182,110	1,584	—	—	183,694
Other real estate construction	36,717	51	309	—	37,077
Real estate 1-4 family construction	6,613	—	—	—	6,613
Real estate - residential	106,968	2,359	116	—	109,443
Home equity	58,050	108	28	—	58,186
Consumer loans	9,715	47	—	—	9,762
Other loans	6,666	—	—	—	6,666
Total	$493,159	$4,206	$524	$—	$497,889

Note 4 - Allowance for Loan Losses (Continued)

December 31, 2021	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$70,235	$2,490	$310	$—	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	—	—	15,100
Real estate - commercial	145,084	4,387	1,072	—	150,543
Other real estate construction	27,966	55	254	—	28,275
Real estate 1-4 family construction	8,424	—	—	—	8,424
Real estate - residential	76,430	2,157	737	—	79,324
Home equity	50,672	298	33	—	51,003
Consumer loans	9,538	41	—	—	9,579
Other loans	5,496	—	—	—	5,496
Total	$408,945	$9,428	$2,406	$—	$420,779

Loans that are in non-accrual status or 90 days past due and still accruing are considered to be nonperforming. At both December 31, 2022 and 2021, there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class as of December 31, 2022 and 2021:

December 31, 2022	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$85,846	$71	$85,917
SBA Paycheck Protection Program (PPP)	531	—	531
Real estate - commercial	183,694	—	183,694
Other real estate construction	36,894	183	37,077
Real estate 1-4 family construction	6,613	—	6,613
Real estate - residential	109,326	117	109,443
Home equity	58,158	28	58,186
Consumer loans	9,762	—	9,762
Other loans	6,666	—	6,666
Total	$497,490	$399	$497,889

December 31, 2021	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$72,725	$310	$73,035
SBA Paycheck Protection Program (PPP)	15,100	—	15,100
Real estate - commercial	150,251	292	150,543
Other real estate construction	28,275	—	28,275
Real estate 1-4 family construction	8,424	—	8,424
Real estate - residential	78,987	337	79,324
Home equity	50,970	33	51,003
Consumer loans	9,579	—	9,579
Other loans	5,496	—	5,496
Total	$419,807	$972	$420,779

Note 4 - Allowance for Loan Losses (Continued)

Loans are considered impaired when, based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. If a loan is deemed impaired, a valuation analysis is performed and a specific reserve is allocated if necessary. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class as of December 31, 2022, 2021, and 2020:

	As of December 31, 2022				Year Ended December 31, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
	(dollars in thousands)
Commercial	$18	$—	$18	$22	$401	$30
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate - commercial	503	—	503	18	920	60
Other real estate construction	183	183	—	—	37	2
Real estate 1-4 family construction	—	—	—	—	—	—
Real estate - residential	2,318	572	1,746	131	2,217	149
Home equity	28	28	—	—	36	1
Consumer loans	22	—	22	2	4	—
Total	$3,072	$783	$2,289	$173	$3,615	$242

	As of December 31, 2021				Year Ended December 31, 2021
		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
	(dollars in thousands)
Commercial	$960	$—	$960	$31	$775	$47
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate - commercial	1,613	—	1,613	71	3,122	97
Other real estate construction	—	—	—	—	208	—
Real estate 1-4 family construction	—	—	—	—	—	—
Real estate - residential	2,103	777	1,326	111	2,625	128
Home equity	32	2	30	1	157	9
Consumer loans	—	—	—	—	6	—
Total	$4,708	$779	$3,929	$214	$6,893	$281

	As of December 31, 2020				Year Ended December 31, 2020
		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
	(dollars in thousands)
Commercial	$651	$—	$651	$20	$425	$27
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate - commercial	3,547	2,076	1,471	33	3,581	111
Other real estate construction	1,039	1,039	—	—	886	—
Real estate 1-4 family construction	—	—	—	—	—	—
Real estate - residential	2,856	1,416	1,440	84	3,095	146
Home equity	48	15	33	10	67	2
Consumer loans	13	—	13	—	18	1
Total	$8,154	$4,546	$3,608	$147	$8,072	$287

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

At December 31, 2022, the Company had $2.8 million in TDRs outstanding, of which two with balances totaling $52,000 were on a non-accruing basis.  Comparatively, the Company had $3.8 million of outstanding TDRs, of which one with a balance of $39,000 was on a non-accruing basis at December 31, 2021.

For the twelve months ended December 31, 2022, 2021 and 2020, the following table presents a breakdown of the types of concessions made by loan class:

Year Ended December 31, 2022
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	—	$—	$—
Other:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	1	560	560
Home equity	—	—	—
Consumer loans	1	23	23
Other loans	—	—	—
	2	$583	$583
Total	2	$583	$583

Note 5 – Troubled Debt Restructures (Continued)

Year Ended December 31, 2021
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	—	$—	$—
Other:
Commercial	1	$648	$648
Real estate - commercial	2	1,223	1,223
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	3	468	468
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	6	$2,339	$2,339
Total	6	$2,339	$2,339

Year Ended December 31, 2020
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Contracts	Investment	Investment
(dollars in thousands)
Extend payment terms:
Commercial	—	$—	$—
Real estate - commercial	—	—	—
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	—	—	—
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	—	$—	$—
Other:
Commercial	1	$649	$649
Real estate - commercial	1	829	829
Other real estate construction	—	—	—
Real estate 1-4 family construction	—	—	—
Real estate - residential	4	486	486
Home equity	—	—	—
Consumer loans	—	—	—
Other loans	—	—	—
	6	$1,964	$1,964
Total	6	$1,964	$1,964

Note 5 – Troubled Debt Restructures (Continued)

During the twelve months ended December 31, 2022, there were ten payment defaults occurring on two TDRs, both of which were also in non-accrual status. There were no payment defaults in 2021 and one payment default on a TDR in 2020. A default on a troubled debt restructure is defined as being past due 90 days or being out of compliance with the modification agreement.

As previously mentioned, the Company considers TDRs to be impaired loans and has $151,000 in the allowance for loan loss as of December 31, 2022, as a direct result of these TDRs. At December 31, 2021 and 2020 there was $153,000 and $137,000 in the allowance for loan loss related to TDRs, respectively.

The following table presents the status of the types of types of loans modified as TDRs within the previous twelve months as of December 31, 2022, 2021 and 2020:

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
(dollars in thousands)
December 31, 2022
Below market interest rate	—	$—	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Other	4	1,546	2	583	1	21	—	—
Total	4	$1,546	2	$583	1	$21	—	$—

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
	(dollars in thousands)
December 31, 2021
Below market interest rate	1	$218	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Other	7	1,079	6	2,339	—	—	—	—
Total	8	$1,297	6	$2,339	—	$—	—	$—

	Paid In Full		Paying as restructured		Converted to non-accrual		Foreclosure/ Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Loans	Investments	Loans	Investments	Loans	Investments	Loans	Investments
	(dollars in thousands)
December 31, 2020
Below market interest rate	—	$—	1	$219	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Other	5	374	5	1,745	—	—	1	41
Total	5	$374	6	$1,964	—	$—	1	$41

The CARES Act allowed the Company to suspend the TDR classifications described above in an effort to provide relief to borrowers impacted by COVID-19. In accordance with the CARES Act,

modifications were not required to be reported as troubled debt restructurings if (i) the loan modification is was between March 1, 2020 and December 31, 2020 and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The CAA extended the expiration of TDR suspensions as set forth in the CARES Act until the earlier of (i) January 1, 2022 or (ii) 60 days after the national emergency terminates. The Company elected to adopt this suspension until January 1, 2022 in accordance with the CAA. Modifications of loans subsequent to March 1, 2020 for COVID-19 reasons, and that were current as of December 31, 2019, were not considered TDRs and were tracked internally as “COVID-19 Modifications”. As of December 31, 2022, the Company had no current outstanding loans modified for COVID-19 related reasons.

Note 6 – Loan Servicing Assets

The principal balance of loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were approximately $729.7 million and $702.3 million at December 31, 2022 and 2021, respectively. The carrying value of capitalized servicing rights, net of valuation allowances, is included in other assets. A summary of loan servicing rights follows:

	2022	2021	2020
	(dollars in thousands)
Beginning of year servicing rights:	$5,078	$3,957	$1,723
Amounts capitalized	1,196	2,710	3,366
Amortization	(1,343)	(1,589)	(1,132)
Impairment	—	—	—
End of year	$4,931	$5,078	$3,957

Amortization expense is estimated as follows:

Year ending December 31,
(dollars in thousands)
2023	$1,164
2024	1,008
2025	851
2026	695
2027	538
Thereafter	675
Total	$4,931

The amortization does not anticipate or pro-forma loan prepayments.

The fair value of loan servicing rights was $7.0 million and $5.5 million at December 31, 2022 and 2021, respectively. The key assumptions used to value mortgage servicing rights were as follows:

	2022	2021
Weighted average remaining life	286 months	286 months
Weighted average discount rate	11.22%	12.00%
Weighted average coupon	3.45%	3.29%
Weighted average prepayment speed	134%	206%

Note 7 - Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31, 2022 and 2021 are listed below:

	2022	2021
	(dollars in thousands)
Land	$2,903	$3,090
Building and improvements	13,567	13,986
ROU assets	1,872	2,101
Furniture and equipment	9,857	9,718
Total fixed assets	28,199	28,895
Less accumulated depreciation	13,464	12,908
Net fixed assets	$14,735	$15,987

Depreciation expense was $1.1 million for the years ended December 31, 2022, 2021 and 2020, and is included in net occupancy expense, equipment expense and software amortization and maintenance expense.

ROU assets are discussed further in Note 8 – Leases.

Note 8 – Leases

On June 30, 2022, the Company entered into a sale and leaseback transaction of its branch office in Mount Pleasant, North Carolina. The Company received proceeds of $365,000 and recognized a gain of $121,000 related to the sale of the building. The initial lease term is five years with three five-year extension options, and there is no purchase option included in the lease. At June 30, 2022, the Company recorded a right of use asset in the amount of $128,000 and lease liability in the amount of $126,000.  Lease costs associated with the lease totaled $14,000 during 2022. All amounts associated with this sale and leaseback transaction are included in the discussion and tables below.

Our leases relate to four office locations, three of which are branch locations, with remaining terms of four to seven years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2022, operating lease ROU assets were $1.9 million and the lease liability was $2.0 million. Operating lease ROU assets were $2.1 million and the lease liability was $2.2 million at December 31, 2021. The table below depicts information related to the Company’s leases:

	Twelve Months Ended December 31,
	2022	2021
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$415	$390
ROU assets obtained in exchange for new operating lease liabilities	1,872	2,101
Weighted-average remaining lease term - operating leases, in years	4.9	5.9
Weighted-average discount rate - operating leases	2.7%	2.5%

Total rental expense related to the operating leases was $414,563, $390,292, and $381,622 for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in net occupancy expense. A table detailing the lease payments associated with the aforementioned properties is below.

December 31,
(dollars in thousands)
2023	$435
2024	445
2025	455
2026	416
2027	260
Thereafter	117
Total lease payments	2,128
Less: Interest	(135)
Present value of lease liabilities	$1,993

Note 9 - Deposits

The composition of deposits at December 31, 2022 and 2021 is as follows:

	2022		2021
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Demand noninterest-bearing	$261,882	28%	$239,422	29%
Interest checking and money market	486,548	52%	422,942	50%
Savings	104,301	11%	103,341	12%
Time deposits $250,000 and over	35,979	4%	23,720	3%
Other time deposits	51,146	5%	47,327	6%
Total	$939,856	100%	$836,752	100%

Note 9 – Deposits (Continued)

The maturities of fixed-rate time deposits at December 31, 2022 are reflected in the table below:

Year ending December 31,	Time Deposits $250,000 and Over	Other Time Deposits
	(dollars in thousands)
2023	33,114	31,767
2024	2,573	12,481
2025	292	2,142
2026	—	3,252
2027	—	1,504
Thereafter	—	—
Total	$35,979	$51,146

Note 10 - Short-Term Borrowed Funds

The following tables set forth certain information regarding the amounts, year-end weighted average rates, average balances, weighted average rate, and maximum month-end balances for short-term borrowed funds, at and during 2022 and 2021:

	2022		2021
	Amount	Rate	Amount	Rate
	(dollars in thousands)
At year-end
Federal funds purchased	$—	—	$—	—
Master notes and other short-term borrowings	1,044	3.43%	1,081	0.25%
Notes payable	—	—	—	—
Short-term line of credit	—	—	—	—
Short-term advances from FHLB	—	—	—	—
	$1,044	3.43%	$1,081	0.25%

	2022		2021
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Average for the year
Federal funds purchased	$2	3.16%	$2	1.54%
Master notes and other short-term borrowings	1,108	0.91%	1,041	0.24%
Notes payable	—	—	—	—
Short-term line of credit	—	—	—	—
Short-term advances from FHLB	—	—	246	0.36%
	$1,110	0.92%	$1,289	0.27%

	2022	2021
	(dollars in thousands)
Maximum month-end balance
Federal funds purchased	$—	$—
Master notes and other short-term borrowings	1,344	1,338
Notes payable	—	—
Short-term line of credit	—	—
Short-term advances from FHLB	—	—

Master notes represent an overnight investment in commercial paper issued by the Company to customers of its subsidiary bank, where an agreement is in place.

The subsidiary bank has combined available lines of credit for federal funds and Federal Reserve discount window availability in the amount of $55.5 million at December 31, 2022.

Note 11 - Long-Term Debt

The Company has a line of credit with the Federal Home Loan Bank secured by qualifying first lien and second mortgage loans and commercial real estate loans with eligible collateral value of $129.2 million with the entire amount available for advances at December 31, 2022. There were no long-term advances under this line at December 31, 2022 or at December 31, 2021. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. during 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of December 31, 2022, there was no outstanding balance on the line of credit. This loan carries certain debt covenants, and as of December 31, 2022, the Company was in compliance with all of these covenants.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which the entire $10.0 million was outstanding at December 31, 2022. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

Debt is reported net of unamortized debt issuance costs of $385,000 and $462,000 at December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, the scheduled maturities of these long-term borrowings are as follows:

Year Ended December 31, 2022
(dollars in thousands)
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	29,992
29,992
Less: unamortized debt issuance costs	(385)
Total	$29,607

Note 12 - Income Tax Matters

The significant components of income tax expense for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	2022	2021	2020
	(dollars in thousands)
Current tax expense:
Federal	$925	$2,311	$2,203
State	176	309	285
Total	1,101	2,620	2,488
Deferred tax expense (benefit):
Federal	466	86	(122)
State	138	57	(29)
Total	604	143	(151)
Net provision for income taxes	$1,705	$2,763	$2,337

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized below:

	2022	2021	2020
	(dollars in thousands)
Tax computed at the statutory federal rate	$2,090	$2,698	$2,193
Increases (decreases) resulting from:
State income taxes, net of federal benefit	248	289	202
Tax exempt interest, net	(364)	(283)	(207)
Tax exempt income on bank owned life insurance policies	(238)	(27)	(29)
Executive compensation limitation	—	44	161
Other	(31)	42	17
Provision for income taxes	$1,705	$2,763	$2,337

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(dollars in thousands)
Deferred tax assets relating to:
Net unrealized loss on securities available for sale	$9,488	$343	$—
Deferred compensation	938	1,043	1,048
Allowance for loan losses	559	957	1,036
Lease liability	458	512	588
Other	40	106	88
Total deferred tax assets	11,483	2,961	2,760
Deferred tax liabilities relating to:
Deferred loans fees and costs	(481)	(417)	(316)
ROU asset	(430)	(483)	(560)
Loan servicing	(276)	(285)	(220)
Premises and equipment	(174)	(172)	(184)
2016-01 unrealized gain	(5)	(28)	(104)
Net unrealized gain on securities available for sale	—	—	(1,242)
Total deferred tax liabilities	(1,366)	(1,385)	(2,626)
Net recorded deferred tax asset	$10,117	$1,576	$134

The net deferred tax asset is included in other assets on the accompanying consolidated balance sheets. The Company has no uncertain tax positions. The Company is subject to U.S. federal income tax as well as income tax of North Carolina and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2019.

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

As of December 31, 2022 and 2021, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2022	2021
	(dollars in thousands)
Commitments to extend credit	$165,992	$177,706
Credit card commitments	20,376	19,763
Standby letters of credit	8,135	8,161
	$194,503	$205,630

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

	2022	2021
	(dollars in thousands)
Balance, at beginning of the year	$13,773	$16,946
Disbursements during the year	2,786	3,726
Collections during the year	(11,575)	(6,899)
Balance, at end of the year	$4,984	$13,773

At December 31, 2022, the Company had approved, but unused lines of credit, totaling $6.7 million to executive officers and directors, and their related interests, compared to $4.9 million at December 31, 2021. In addition, at December 31, 2022, the Company had $35.2 million of deposits for executive officers and directors, and their related interests compared to $39.6 million at December 31, 2021. Preferred stock issued to directors, executive officers and their related interests was $1.4 million at December 31, 2022 compared to $1.3 million at December 31, 2021. Additionally, certain directors own subordinated debt issued by the Company. The amount of related interest ownership of the Company’s subordinated debt in 2022 is $1.6 million compared to $1.4 million at December 31, 2021. During 2022, the company made charitable contributions totaling $200,000 to a nonprofit foundation that is considered a related party.

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

For the reserve maintenance period in effect at December 31, 2022, there was no requirement of the Bank to maintain reserve balances in cash or on deposit with the Federal Reserve Bank as reserves on deposit liabilities.

The Company and its subsidiary bank are subject to federal regulatory risk-based capital guidelines for banks and bank holding companies. Each must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices which measure Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of December 31, 2022, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the capital adequacy rules.

Note 15 – Shareholders’ Equity and Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy and the Company’s consolidated capital ratios are set forth in the table below. The Company expects to meet or exceed these minimums without altering current operations or strategy.

					Minimum to Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Total Capital to Risk Weighted Assets:
Consolidated	$101,059	15.6%	$51,673	8.0%
Uwharrie Bank	95,135	14.8%	51,569	8.0%	64,461	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	69,162	10.7%	38,754	6.0%
Uwharrie Bank	92,845	14.4%	38,677	6.0%	51,569	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	58,507	9.1%	29,066	4.5%
Uwharrie Bank	82,190	12.8%	29,007	4.5%	41,900	6.5%
Tier 1 Capital to Average Assets:
Consolidated	69,162	6.7%	41,569	4.0%
Uwharrie Bank	92,845	9.0%	41,481	4.0%	51,852	5.0%

					Minimum to Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
Total Capital to Risk Weighted Assets:
Consolidated	$95,493	16.3%	$46,748	8.0%
Uwharrie Bank	90,688	15.6%	46,628	8.0%	58,285	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	61,937	10.6%	35,061	6.0%
Uwharrie Bank	86,662	14.9%	34,971	6.0%	46,628	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	51,282	8.8%	26,296	4.5%
Uwharrie Bank	76,007	13.0%	26,228	4.5%	37,885	6.5%
Tier 1 Capital to Average Assets:
Consolidated	61,937	6.7%	36,897	4.0%
Uwharrie Bank	86,662	9.4%	36,763	4.0%	45,953	5.0%

As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company’s subsidiary bank as being well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since such notification that management believes would have changed the categorization.

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

During 2013, the Company’s subsidiary bank issued $2.8 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series C. The preferred stock qualifies as Tier 1 capital at the bank and pays dividends at an annual rate of 5.30%. The preferred stock has no voting rights. The offering raised $2.8 million in new capital less total issuance costs of $23,000.

The total net amount of capital raised from Fixed Rate Noncumulative Perpetual Preferred Stock, Series B and Series C issued at the subsidiary bank level is presented as noncontrolling interest in the consolidated balance sheets.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which the entire $10.0 million was outstanding at December 31, 2022. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

All of the Company’s aforementioned investment in its subsidiary bank qualifies for Tier 1 capital treatment for the Bank and is included as such in its year end capital ratios.

Stock Repurchase Program

On February 21, 1995, the Company’s Board of Directors authorized and approved a Stock Repurchase Program, to be reaffirmed annually, pursuant to which the Company may repurchase shares of the Company’s common stock for the primary purpose of providing liquidity to its shareholders. During 2022, the Company repurchased 55,982 shares of outstanding common stock and repurchased 298,700 and 181,558 shares of outstanding common stock during 2021 and 2020, respectively.

Note 16 - Employee and Director Benefit Plans

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

The Company’s annual contribution to the plan was $655,958 in 2022, $661,764 in 2021 and $488,795 in 2020, determined as follows:

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

During the year of 2022, $223,300 was expensed for benefits provided under the plans.  Benefits provided under the plans were $253,300 and $238,300 for years 2021 and 2020, respectively. The liability accrued for deferred compensation under the plan amounted to $4.4 million and $4.8 million at December 31, 2022 and 2021, respectively.

Split-Dollar Life Insurance

The Company has entered into Life Insurance Endorsement Method Split-Dollar Agreements with certain officers. Under these agreements, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officers’ beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. During 2022, the income associated with these policies was $37,068. During 2021 and 2020, the expense associated with these policies was $35,847 and $26,173, respectively. The liability associated with the split-dollar life insurance policies is $811,000 and $848,000 at December 31, 2022 and 2021, respectively.

Stock Grant Plan

During 2015, the Company adopted the 2015 Stock Grant Plan (“SGP”), under which the Company, at its discretion, may choose to make grants or awards of Uwharrie Capital Corp common stock (the “Common Stock”) to employees, directors or independent contractors of the Company or its subsidiaries as an alternate form of compensation or as a performance bonus. Shares of the Company’s Common Stock to be used for Stock Grants under this Plan will be outstanding shares purchased by a revocable trust formed by the Company (the “Trust”). Participants will be 100% vested in the shares purchased on their behalf as soon as the Trust’s purchase is completed. The Company recognizes expense for the value of the shares at the time they are purchased by the Trust. During 2022 there were 19,078 shares granted at an expense of $163,000 compared to 17,676 shares granted at an expense of $120,000 in 2021 and 23,256 shares granted at an expense of $124,000 in 2020.

Note 17 - Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at December 31, 2022 and December 31, 2021, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of December 31, 2022 and December 31, 2021:

	Carrying	Estimated
December 31, 2022	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$114,581	$114,581	$114,581	$—	$—
Securities available for sale	324,683	324,683	50,630	270,054	3,999
Securities held to maturity	30,306	27,178	—	13,526	13,652
Equity securities	292	292	292	—	—
Loans held for investment, net	495,599	458,479	—	—	458,479
Loans held for sale	2,774	2,774	—	2,774	—
Restricted stock	1,428	1,428	1,428	—	—
Loan servicing assets	4,931	6,972	—	6,972	—
Accrued interest receivable	3,633	3,633	—	—	3,633

FINANCIAL LIABILITIES
Deposits	$939,856	$938,114	$—	$938,114	$—
Short-term borrowings	1,044	1,044	—	1,044	—
Long-term debt	29,607	25,869	—	—	25,869
Mortgage banking derivatives	175	175	—	80	95
Accrued interest payable	108	108	—	—	108

Note 17 - Fair Values of Financial Instruments (Continued)

	Carrying	Estimated
December 31, 2021	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$94,410	$94,357	$90,924	$3,433	$—
Securities available for sale	330,337	330,337	—	330,337	—
Securities held to maturity	30,801	32,045	—	16,898	15,147
Equity securities	392	392	392	—	—
Loans held for investment, net	416,753	412,585	—	—	412,585
Loans held for sale	21,684	21,684	—	21,684	—
Restricted stock	921	921	921	—	—
Loan servicing assets	5,078	5,509	—	5,509	—
Mortgage banking derivatives	1,269	1,269	—	253	1,016
Accrued interest receivable	2,554	2,554	—	—	2,554

FINANCIAL LIABILITIES
Deposits	$836,752	$836,567	$—	$836,567	$—
Short-term borrowings	1,081	1,081	—	1,081	—
Long-term debt	29,530	30,039	—	—	30,039
Mortgage banking derivatives	50	50	—	50	—
Accrued interest payable	7	7	—	—	7

At December 31, 2022, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. The fair value is not material. See Note 13.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$50,630	$50,630	$—	$—
U.S. Government agencies	33,762	—	33,762	—
GSE - Mortgage-backed securities and CMOs	115,995	—	111,996	3,999
Asset-backed securities	36,686	—	36,686	—
State and political subdivisions	82,266	—	82,266	—
Corporate bonds	5,344	—	5,344	—
Equity securities	292	292	—	—
Mortgage banking derivatives	—	—	—	—
Total assets at fair value	$324,975	$50,922	$270,054	$3,999
Mortgage banking derivatives	$175	$—	$80	$95
Total liabilities at fair value	$175	$—	$80	$95

Note 17 - Fair Values of Financial Instruments (Continued)

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$26,381	$26,381	$—	$—
U.S. Government agencies	39,812	—	39,812	—
GSE - Mortgage-backed securities and CMOs	120,448	—	120,448	—
Asset-backed securities	44,198	—	44,198	—
State and political subdivisions	89,477	—	89,477	—
Corporate bonds	10,021	—	10,021	—
Equity securities	392	392	—	—
Mortgage banking derivatives	1,269	—	253	1,016
Total assets at fair value	$331,998	$26,773	$304,209	$1,016
Mortgage banking derivatives	$50	$—	$50	$—
Total liabilities at fair value	$50	$—	$50	$—

The following table provides a reconciliation for recurring Level 3 fair value measurements:

	December 31, 2022
	Mortgage banking derivatives: Interest rate lock commitments	Securities available for sale: GSE mortgage-backed securities and CMOs	Total
	(dollars in thousands)
Balance at December 31, 2020	$2,073	$—	$2,073
Change in fair value:
Included in income from mortgage banking	(1,057)	—	(1,057)
Balance at December 31, 2021	$1,016	$—	$1,016
Change in fair value:
Included in income from mortgage banking	(1,111)	—	(1,111)
Included in accumulated other comprehensive income (loss)	—	(3)	(3)
Change in observability of significant inputs:
Included in accumulated other comprehensive income (loss)	—	4,002	4,002
Balance at December 31, 2022	$(95)	$3,999	$3,904

During the fourth quarter of 2022, the Company had one mortgage-backed security that was transferred from Level 2 to Level 3 due to changes in the observability of significant inputs. At December 31, 2022, the Company was unable to observe a credit rating, pricing or recent trade history for the security or other such similar assets. Accordingly, the fair value of the security is being classified as Level 3.

The fair value of mortgage interest rate lock commitments at December 31, 2022 was calculated based on a notional amount of $8.9 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the twelve months ended December 31, 2022, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 92.98% determined by loan product, loan stage, and loan purpose. The fair value of mortgage interest rate lock commitments at December 31, 2021 was calculated based on a notional amount of $28.9 million. Significant unobservable anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 82.47% at December 31, 2021. Changes in interest rates and other assumptions could significantly change these estimated values.

Note 17 - Fair Values of Financial Instruments (Continued)

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,116	$—	$—	$2,116
Total assets at fair value	$2,116	$—	$—	$2,116
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2021
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,715	$—	$—	$3,715
Total assets at fair value	$3,715	$—	$—	$3,715
Total liabilities at fair value	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements:

General
December 31, 2022	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

General
December 31, 2021	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At December 31, 2022 and 2021, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.

Note 18 - Parent Company Financial Data

The following is a summary of the condensed financial statements of Uwharrie Capital Corp:

Condensed Balance Sheets

	December 31,
	2022	2021
	(dollars in thousands)
Assets
Cash and demand deposits	$126	$789
Interest-earning deposits	5,234	3,764
Equity securities	292	392
Investments in:
Bank subsidiaries	50,425	74,856
Nonbank subsidiaries	598	520
Other assets	1,247	940
Total assets	$57,922	$81,261
Liabilities and shareholders’ equity
Master notes	$1,044	$1,081
Long term debt	29,607	29,530
Other liabilities	529	518
Total liabilities	31,180	31,129
Shareholders’ equity	26,742	50,132
Total liabilities and shareholders’ equity	$57,922	$81,261

Condensed Statements of Income

	2022	2021	2020
	(dollars in thousands)
Equity in undistributed earnings of subsidiaries	$6,826	$10,949	$5,882
Dividends received from subsidiaries	2,750	—	2,500
Interest income	39	25	56
Other income	80	211	545
Interest expense	(1,359)	(802)	(568)
Other operating expense	(440)	(532)	(381)
Income tax benefit	353	232	73
Net income	$8,249	$10,083	$8,107
Consolidated net income	$8,249	$10,083	$8,107
Less: Net income attributable to noncontrolling interest	(565)	(565)	(567)
Net income attributable to Uwharrie Capital Corp	7,684	9,518	7,540
Net income available to common shareholders	$7,684	$9,518	$7,540
Net income per common share
Basic	$1.08	$1.29	$1.00
Diluted	$1.08	$1.29	$1.00
Weighted average shares outstanding
Basic	7,104,755	7,358,887	7,528,313
Diluted	7,104,755	7,358,887	7,528,313

Note 18 - Parent Company Financial Data (Continued)

Condensed Statements of Cash Flows

	2022	2021	2020
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,249	$10,083	$8,107
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(6,826)	(10,949)	(5,882)
Realized/unrealized (gain) loss on equity securities	100	31	(451)
Amortization of debt issuance costs	77	19	—
(Increase) decrease in other assets	(307)	1,013	120
Increase (decrease) in other liabilities	11	(818)	(182)
Net cash provided (used) by operating activities	1,304	(621)	1,712
Cash flows from investing activities
Proceeds from sale of equity securities	—	929	—
Purchase of equity securities	—	—	(901)
Proceeds from sale of investments in other assets	—	1,120	—
Purchase of investments in other assets	—	—	(1,120)
Net cash provided (used) by investing activities	—	2,049	(2,021)
Cash flows from financing activities
Net increase (decrease) in master notes	(37)	371	84
Net increase (decrease) in long-term debt	—	(1,000)	1,000
Proceeds from issuance of junior subordinated debentures	—	20,000	—
Debt issuance costs	—	(481)	—
Net increase in investment in subsidiaries	—	(15,000)	—
Repurchase of common stock, net	(451)	(2,644)	(991)
Cash paid for fractional shares	(9)	(13)	(7)
Other, net	—	(1)	1
Net cash provided (used) by financing activities	(497)	1,232	87
Net increase (decrease) in cash and cash equivalents	807	2,660	(222)
Cash and cash equivalents at beginning of year	4,553	1,893	2,115
Cash and cash equivalents at end of year	$5,360	$4,553	$1,893

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO Internal Control Integrated Framework 2013, the Company believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2022 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct Ethics is available on the Company’s website at https://www.uwharrie.com/about/investor.

Item 11.	Executive Compensation.

Incorporated by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2022.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	—
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Asheville, North Carolina.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial statements from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2022, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

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

10.2

Nonqualified Deferred Compensation Plan and Executive Supplemental Retirement Plan Agreement between Uwharrie Capital Corp and R. David Beaver, III, a compensatory plan (Incorporated by reference to Exhibit 10(e) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

10.3	2015 Stock Grant Plan (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed with SEC on October 27, 2015)

10.4	Form of 10-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with SEC on September 8, 2021)

10.5	Form of 15-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with SEC on September 8. 2021)

10.6	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Adoption Agreement (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.7	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Plan Document (Incorporated by reference to Exhibit 99.2 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.8	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment for SECURE Act (Incorporated by reference to Exhibit 99.3 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.9	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment for CARES Act (Incorporated by reference to Exhibit 99.4 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.10	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment Number Three (Incorporated by reference to Exhibit 99.5 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of FORVIS, LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

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

/s/ Roger L. Dick	March 8, 2023
Roger L. Dick, Chief Executive Officer

/s/ Heather H. Almond	March 8, 2023
Heather H. Almond, Principal Financial Officer and Principal Accounting Officer

/s/ Merlin Amirtharaj	March 8, 2023
Merlin Amirtharaj, Director

/s/ Aaron D. Bates	March 8, 2023
Aaron D. Bates, Director

/s/ Dean M. Bowers	March 8, 2023
Dean M. Bowers, Director

/s/ Joe S. Brooks	March 8, 2023
Joe S. Brooks, Director

/s/ James O. Campbell	March 8, 2023
James O. Campbell, Director

/s/ Vanessa O. Chambers	March 8, 2023
Vanessa O. Chambers, Director

/s/ Tara G. Eudy	March 8, 2023
Tara G. Eudy, Director

/s/ Deidre B. Foster	March 8, 2023
Deidre B. Foster, Director

/s/ Allen K. Furr	March 8, 2023
Allen K. Furr, Director

/s/ Cynthia B. Hanson	March 8, 2023
Cynthia B. Hanson, Director

/s/ Matthew R. Hudson	March 8, 2023
Matthew R. Hudson, Director

/s/ W. Chester Lowder	March 8, 2023
W. Chester Lowder, Director

/s/ Wesley A. Morgan	March 8, 2023
Wesley A. Morgan, Director

/s/ Chris M. Poplin	March 8, 2023
Chris M. Poplin, Director

/s/ Frank A. Rankin, III	March 8, 2023
Frank A. Rankin, III, Director

/s/ Randy T. Russell	March 8, 2023
Randy T. Russell, Director

/s/ Vernon A. Russell	March 8, 2023
Vernon A. Russell, Director

/s/ Stephen C. Seltzer	March 8, 2023
Stephen C. Seltzer, Director

/s/ Matthew A. Shaver	March 8, 2023
Matthew A. Shaver, Director

/s/ S. Todd Swaringen	March 8, 2023
S. Todd Swaringen, Director