Form 10-Q
period 2023-03-31
UWHARRIE CAPITAL CORP
filed 2023-05-10
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,075,125 shares of common stock outstanding as of May 5, 2023.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1.	Financial Statements.
	March 31, 2023 (Unaudited)	December 31, 2022*
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,339	$5,357
Interest-earning deposits with banks	110,039	109,224
Cash and cash equivalents	117,378	114,581
Securities available for sale, at fair value (amortized cost $366,492 and $365,936, respectively)	331,154	324,683
Securities held to maturity, at amortized cost (fair value $26,596 and $27,178 respectively)	29,227	30,306
Less allowance for credit losses on securities held to maturity	(63)	—
Net securities held to maturity	29,164	30,306
Equity security, at fair value	326	292
Loans held for sale	4,089	2,774
Loans held for investment	516,394	497,889
Less allowance for credit losses on loans	(4,596)	(2,290)
Net loans held for investment	511,798	495,599
Premises and equipment, net	14,544	14,735
Interest receivable	3,837	3,633
Restricted stock	1,468	1,428
Bank-owned life insurance	7,686	7,652
Deferred income tax benefit	9,928	10,726
Loan servicing assets	4,746	4,931
Mortgage banking derivatives	374	—
Other assets	8,920	8,150
Total assets	$1,045,412	$1,019,490

LIABILITIES
Deposits:
Demand noninterest-bearing	$279,097	$261,882
Interest checking and money market accounts	457,121	486,548
Savings deposits	101,625	104,301
Time deposits, $250,000 and over	54,133	35,979
Other time deposits	68,822	51,146
Total deposits	960,798	939,856
Short-term borrowed funds	982	1,044
Long-term debt	29,376	29,607
Mortgage banking derivatives	166	175
Other liabilities	12,247	11,411
Total liabilities	1,003,569	982,093

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,075,125 at March 31, 2023 and December 31, 2022	8,844	8,844
Additional paid-in capital	12,633	12,633
Undivided profits	36,930	37,030
Accumulated other comprehensive loss	(27,219)	(31,765)
Total Uwharrie Capital Corp shareholders’ equity	31,188	26,742
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	41,843	37,397
Total liabilities and shareholders’ equity	$1,045,412	$1,019,490
(*)	Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$6,367	$5,107
Investment securities
Investment securities, taxable	2,492	1,015
Investment securities, non-taxable	370	358
Equity Securities	5	5
Interest-earning deposits with banks and federal funds sold	1,070	40
Total interest income	10,304	6,525
Interest Expense
Interest checking and money market accounts	1,422	113
Savings deposits	80	18
Time deposits, $250,000 and over	296	14
Other time deposits	318	32
Short-term borrowed funds	9	1
Long-term debt	334	336
Total interest expense	2,459	514
Net interest income	7,845	6,011
Provision for credit losses	284	118
Net interest income after provision for credit losses	7,561	5,893

Noninterest Income
Service charges on deposit accounts	249	243
Other service fees and commissions	889	901
Interchange and card transaction fees, net	304	238
Loss on sale of securities	(51)	(91)
Realized/unrealized gain (loss) on equity securities	34	(9)
Income from mortgage banking	694	1,267
Supplemental executive retirement plan loss	(335)	(48)
Other income	198	128
Total noninterest income	1,982	2,629
Noninterest Expense
Salaries and employee benefits	4,744	5,016
Net occupancy expense	453	425
Equipment expense	188	188
Data processing costs	204	212
Loan costs	93	169
Professional fees and services	258	212
Marketing and donations	382	334
Electronic banking expense	129	111
Software amortization and maintenance	307	311
FDIC insurance	117	62
Supplemental executive retirement plan loss	(335)	(48)
Other noninterest expense	578	561
Total noninterest expense	7,118	7,553
Income before income taxes	2,425	969
Income taxes	471	168
Net income	$1,954	$801
Consolidated net income	$1,954	$801
Less: net income attributable to noncontrolling interest	(139)	(139)
Net income attributable to Uwharrie Capital Corp and common shareholders	1,815	662
Net income per common share
Basic	$0.26	$0.09
Diluted	$0.26	$0.09
Weighted average shares outstanding
Basic	7,075,125	7,125,760
Diluted	7,075,125	7,125,760

See accompanying notes

=

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)

Net income	$1,954	$801

Unrealized gain (loss) on available for sale securities	5,864	(18,322)
Related tax effect	(1,359)	4,213
Reclassification of loss recognized in net income	51	91
Related tax effect	(10)	(19)

Total other comprehensive income (loss)	4,546	(14,037)

Comprehensive income (loss)	6,500	(13,236)

Less: Comprehensive income attributable to noncontrolling interest	(139)	(139)

Comprehensive income (loss) attributable to Uwharrie Capital Corp	$6,361	$(13,375)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2021	6,959,556	$8,700	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	662	—	139	801
Repurchase of common stock	(28,839)	(36)	(218)	—	—	—	(254)
Other comprehensive income (loss)	—	—	—	—	(14,037)	—	(14,037)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2022	6,930,717	$8,664	$11,814	$31,213	$(15,188)	$10,655	$47,158

Balance, December 31, 2022	7,075,125	$8,844	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	—	—	(1,915)	—	—	(1,915)
Net Income	—	—	—	1,815	—	139	1,954
Other comprehensive income (loss)	—	—	—	—	4,546	—	4,546
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2023	7,075,125	$8,844	$12,633	$36,930	$(27,219)	$10,655	$41,843

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Cash flows from operating activities
Net income	$1,954	$801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276	287
Right of use asset amortization	93	85
Provision for credit losses	284	118
Loss on sale of securities available for sale	51	91
Gain on sale of premises and equipment	(37)	—
Gain on sale of mortgage loans	(109)	(386)
Realized/unrealized (gain) loss on equity securities	(34)	9
Net amortization of premium on investment securities available for sale	474	733
Net amortization of premium on investment securities held to maturity	35	37
Amortization of loan servicing rights	293	336
Originations and purchases of mortgage loans for sale	(13,703)	(41,137)
Proceeds from sales of mortgage loans for sale	12,497	51,297
Mortgage banking derivatives	(383)	(266)
Loan servicing assets	(107)	(493)
Accrued interest receivable	(204)	(177)
Prepaid assets	(504)	(211)
Cash surrender value of life insurance	(34)	(29)
Miscellaneous other assets	(64)	(284)
Accrued interest payable	86	61
Miscellaneous other liabilities	741	650
Net cash provided by operating activities	1,605	11,522
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	6,793	8,398
Proceeds from maturities, calls and paydowns of securities available for sale	6,656	9,007
Proceeds from maturities, calls and paydowns of securities held to maturity	1,044	42
Purchase of investment securities available for sale	(14,530)	(28,391)
Purchase of investments in other assets	(61)	(172)
Net change in restricted stock	(40)	(507)
Net increase in loans	(19,039)	(25,133)
Purchase of premises and equipment	(160)	(82)
Proceeds from sale of premises and equipment	38	—
Net cash used by investing activities	(19,299)	(36,838)
Cash flows from financing activities
Net increase in deposit accounts	20,942	46,746
Net increase (decrease) in federal funds purchased and other short-term borrowings	(62)	263
Repayment of long-term borrowings	(250)	—
Repurchase of common stock, net	—	(254)
Dividends paid on preferred stock (noncontrolling interest)	(139)	(139)
Net cash provided by financing activities	20,491	46,616
Increase in cash and cash equivalents	2,797	21,300
Cash and cash equivalents, beginning of period	114,581	94,410
Cash and cash equivalents, end of period	$117,378	$115,710
Supplemental disclosures of cash flow information
Interest paid	$2,352	$432
Income taxes paid	—	—
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(4,546)	$(14,037)
Loans transferred to foreclosed real estate	142	—

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 8, 2023. This Quarterly Report should be read in conjunction with such Annual Report.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.

Accounting Changes, Reclassifications and Restatements

Certain amounts in the 2022 financial statements have been reclassified to conform to the 2023 presentation. These reclassifications did not have an impact on net income or shareholders’ equity.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements for the year ended December 31, 2022 and are contained in the Company’s Annual Report on Form 10-K.  There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities.

In concurrence with the adoption of CECL, the Company also adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” effective January 1, 2023.  The amendments in ASU 2022-02 enhanced disclosures for loan modifications made for borrowers experiencing financial difficulty and eliminated the Troubled Debt Restructurings (“TDR”) accounting guidance for financial institutions that have adopted CECL. See Note 8 (Modifications to Borrowers Experiencing Financial Difficulty) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the adoption of ASU 2022-02.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $2.41 million, which is presented as a reduction to net loans held for investment, and an increase in the allowance for credit losses on unfunded loan commitments of $9,000, which is recorded within Other Liabilities. The Company recorded an allowance for credit losses for held to maturity securities of $70,000, which is presented as a reduction to securities held to maturity. The Company recorded a net decrease to retained earnings of $1.9 million as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”). As a practical expedient, the Company has excluded interest receivable from the credit loss analysis under CECL for all applicable financial instruments.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available for sale securities was not necessary.

Allowance for credit losses	January 1, 2023 As Reported Under ASC 326	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(dollars in thousands)
Assets
Securities held to maturity
State and political subdivisions	$3	$—	$3
Corporate bonds	67	—	67
Securities held to maturity, total	70	—	70

Loans held for investment
Commercial	1,137	435	702
Real estate - commercial	1,777	760	1,017
Other real estate construction	306	177	129
Real estate 1-4 family construction	14	—	14
Real estate - residential	635	561	74
Home equity	652	277	375
Consumer loans	167	76	91
Other loans	9	4	5
Loans held for investment, total	4,697	2,290	2,407

Liabilities
Allowance for credit losses for unfunded commitments	150	141	9

Total	$4,847	$2,431	$2,416

Allowance for Credit Losses – Available for Sale Securities

Management evaluates all available for sale securities in an unrealized loss position on a quarterly basis, or more frequently if economic or market conditions warrant. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the length of time and extent to which the security has been in a loss position, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled principal or interest payments and adverse conditions specifically related to the security. If the evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available for sale portfolio. Accrued interest receivable on available for sale debt securities, included in Interest Receivable in the consolidated balance sheets, totaled $2.0 million at March 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, included in Interest Receivable in the consolidated balance sheets, totaled $358,000 at March 31, 2023 and was excluded from the estimate of credit losses.

The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Management classifies the held to maturity portfolio into the following major security types: U.S. government agencies, state and political subdivisions and corporate bonds. All of the U.S. government agencies securities are issued by government-sponsored agencies.  These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded for these securities at March 31, 2023. The state and political subdivisions securities held by the Company are highly rated by major rating agencies.  As such, there was minimal allowance for credit losses recorded at March 31, 2023 for state and political subdivisions securities.

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified segments for Consumer loans based on credit score and collateral and for Commercial loans based on risk grade and collateral. The allowance for credit losses for each segment is calculated using a Non-Discounted Cash Flow methodology. The Non-Discounted Cash Flow methodology incorporates macroeconomic forecasts to project expected losses.  Significant macroeconomic factors used in estimating the expected losses include the National Unemployment Rate and the 10-Year T-Bill.  A third-party forecast is utilized to project defaults for two years followed by a one year reversion period to the historical long run average economic forecast for the remainder of the portfolio life.

The Company individually reviews loans that are experiencing financial difficulty with total relationship exposure greater than or equal to $100,000 that are determined to be collateral dependent. These collateral dependent loans are evaluated based on the fair value of the underlying collateral as repayment of the loan is expected to be made through the operation or sale of the collateral. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
	(dollars in thousands)

Beginning balance	$(31,765)	$(1,151)

Other comprehensive income (loss) before reclassifications, net of ($1,359) and $4,213 tax effect, respectively	4,505	(14,109)

Amounts reclassified from accumulated other comprehensive income, net of ($17) and ($19) tax effect, respectively	41	72

Net current-period other comprehensive income (loss)	4,546	(14,037)

Ending balance	$(27,219)	$(15,188)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2023 or December 31, 2022. The number of shares and earnings per share for the 2022 periods have been adjusted for the 2.5% stock dividend declared on October 18, 2022.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,075,125 for the three-month period ended March 31, 2023 compared to 7,125,760 for the three-month period ended March 31, 2022.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,957	$—	$3,605	$51,352
U.S. government agencies	40,280	54	913	39,421
GSE - Mortgage-backed securities and CMOs	129,524	15	14,714	114,825
Asset-backed securities	34,930	155	441	34,644
State and political subdivisions	100,801	54	15,335	85,520
Corporate bonds	6,000	—	608	5,392
Total securities available for sale	$366,492	$278	$35,616	$331,154

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands)
Securities held to maturity
U.S. government agencies	$143	$—	$3	$140	$—
State and political subdivisions	14,084	—	1,199	12,885	—
Corporate bonds	15,000	—	1,429	13,571	63
Total securities held to maturity	$29,227	$—	$2,631	$26,596	$63

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,948	$—	$4,318	$50,630
U.S. government agencies	34,746	64	1,048	33,762
GSE - Mortgage-backed securities and CMOs	132,059	—	16,064	115,995
Asset-backed securities	37,228	70	612	36,686
State and political subdivisions	100,955	—	18,689	82,266
Corporate bonds	6,000	—	656	5,344
Total securities available for sale	$365,936	$134	$41,387	$324,683

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. government agencies	$152	$—	$5	$147
State and political subdivisions	15,154	—	1,775	13,379
Corporate bonds	15,000	—	1,348	13,652
Total securities held to maturity	$30,306	$—	$3,128	$27,178

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at March 31, 2023 and December 31, 2022. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $509,000 and $469,000 at March 31, 2023 and December 31, 2022, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2023.

There is no allowance for credit losses on available for sale securities.  The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the three months ended March 31, 2023.

	U.S. government agencies	State and political subdivisions	Corporate bonds
	(dollars in thousands)

Balance, December 31, 2022	$—	$—	$—
Cumulative effect of change in accounting principle	—	3	67
Provision for (recovery of) credit losses	—	(3)	(4)
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, March 31, 2023	$—	$—	$63

On a quarterly basis, the Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings. For unrated securities, primarily corporate bonds consisting of subordinated debt of bank holding companies, individual financial reports are reviewed quarterly. Capital, profitability, liquidity and other ratios are reviewed to assist in determining credit quality. U.S. government agency bonds are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses.

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at March 31, 2023.

March 31, 2023	U.S. government agencies	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$1,173	$—	$1,173
Aa1/Aa2/Aa3	—	12,911	—	12,911
A1/A2	—	—	—	—
BBB	—	—	—	—
Not rated	143	—	15,000	15,143
Total	$143	$14,084	$15,000	$29,227

At March 31, 2023, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the three months ended March 31, 2023.

Results from sales of securities available for sale for the three-month periods ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Gross proceeds from sales	$6,793	$8,398

Realized gains from sales	$6	$52
Realized losses from sales	57	143
Net realized gains (losses)	$(51)	$(91)

At March 31, 2023 and December 31, 2022, securities available for sale with a carrying amount of $153.4 million and $153.3 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At March 31, 2023, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury bond, six government agency bonds, eleven government-sponsored enterprise (GSE) mortgage-backed securities, five asset-backed securities and eight state and political subdivision bonds. At March 31, 2023, the Company had eight U.S. Treasury bonds, sixteen government agency bonds, fifty-one GSE mortgage-backed securities, nine asset-backed securities, fifty-five state and political subdivision bonds and three corporate bonds that were classified as available for sale and in a loss position for twelve months or more. The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance has not been recorded aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023.

	Less than 12 Months		12 Months or More		Total
March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$19,689	$55	$31,663	$3,550	$51,352	$3,605
U.S. government agencies	13,185	67	26,236	846	39,421	913
GSE-Mortgage-backed securities and CMOs	16,896	591	97,929	14,123	114,825	14,714
Asset-backed securities	9,128	83	25,517	358	34,645	441
State and political subdivisions	10,680	135	74,839	15,200	85,519	15,335
Corporate bonds	—	—	5,392	608	5,392	608
Total securities available for sale	$69,578	$931	$261,576	$34,685	$331,154	$35,616

At December 31, 2022, the unrealized losses on available for sale securities less than twelve months related to four U.S. Treasury bonds, six government agency bonds, twenty-eight GSE mortgage-backed securities, twelve asset-backed securities and fourteen state and political subdivision bonds. Unrealized losses on held to maturity securities related to one government agency bond, nine state and political subdivision bonds and four corporate bonds that had been in a loss position less than twelve months at December 31, 2022. At December 31, 2022, the Company had five U.S. Treasury bonds, fourteen government agency bonds, thirty-four GSE mortgage-backed securities, five asset-backed securities, fifty state and political subdivision bonds and three corporate bonds that were classified as available for sale and in a loss position twelve months or more. Unrealized losses on held to maturity securities related to one state and political subdivision bond and ten corporate bonds that had been in a loss position twelve months or more at December 31, 2022. The following tables show the gross unrealized losses and estimated fair value of available for sale securities and held to maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2022.

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale temporary impairment
U.S. Treasury	$27,991	$509	$22,639	$3,809	$50,630	$4,318
U.S. government agencies	8,580	69	13,994	979	22,574	1,048
GSE-Mortgage-backed securities and CMOs	35,657	2,021	77,799	14,043	113,456	16,064
Asset-backed securities	22,828	315	7,326	297	30,154	612
State and political subdivisions	19,381	688	61,359	18,001	80,740	18,689
Corporate bonds	—	—	5,344	656	5,344	656
Total securities available for sale	$114,437	$3,602	$188,461	$37,785	$302,898	$41,387

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity temporary impairment
U.S. government agencies	$147	$5	$—	$—	$147	$5
State and political subdivisions	12,354	1,621	1,025	154	13,379	1,775
Corporate bonds	6,383	367	7,269	981	13,652	1,348
Total securities held to maturity	$18,884	$1,993	$8,294	$1,135	$27,178	$3,128

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit losses, management considers, among other things: the length of time and the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and the ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At March 31, 2023, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of March 31, 2023:

	March 31, 2023
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

Due within twelve months	4,168	4,111	7.31%
Due after one but within five years	45,995	44,363	3.14%
Due after five but within ten years	86,917	77,384	2.12%
Due after ten years	229,412	205,296	3.17%
	$366,492	$331,154	2.97%

	March 31, 2023
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

Due within twelve months	653	648	2.74%
Due after one but within five years	383	381	3.02%
Due after five but within ten years	15,000	13,572	4.57%
Due after ten years	13,191	11,995	3.28%
	$29,227	$26,596	3.93%

The portion of unrealized gains and losses for the three months ended March 31, 2023 and 2022 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Gross proceeds from sales	$—	$—

Net gains (losses) recognized during the period on equity securities	$34	$(9)
Less: Net gains (losses) recognized from equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$34	$(9)

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Commercial
Commercial	$80,974	$85,917
SBA Paycheck Protection Program (PPP)	270	545
Real estate - commercial	196,892	183,550
Other real estate construction loans	36,965	37,077
Other loans	6,533	6,666
Noncommercial
Real estate 1-4 family construction	8,802	6,613
Real estate - residential	115,966	108,669
Home equity	59,017	58,186
Consumer loans	10,044	9,762
	515,463	496,985
Less:
Allowance for credit losses	(4,596)	(2,290)
Deferred loan costs (fees) net	931	904

Loans held for investment, net	$511,798	$495,599

The Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”), was created as part of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The Company participated in assisting its customers with applications for funds through the program.  PPP loans have a two-year term or, if approved after June 5, 2020, a five-year term and earn interest at 1%. A majority of these loans have been forgiven by the SBA in accordance with the terms of the program. As of March 31, 2023, the Company had funded 1,202 PPP loans representing $81.0 million. Of the loans funded, 1,196 loans totaling $80.8 million had been paid off or forgiven by the SBA as of March 31, 2023. The Consolidated Appropriations Act, 2021, or CAA, established another round of PPP loan funding for certain eligible borrowers, and the Company assisted these borrowers in obtaining a first or second draw loan. The Company had funded 879 second round PPP loans totaling $46.4 million as of March 31, 2023. Of the loans funded during the second round, 866 loans totaling $46.2 million had been paid off or forgiven by the SBA as of March 31, 2023. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision expense charged to earnings.

Note 7 – Allowance for Credit Losses on Loans

The following table summarizes the activity related to the allowance for credit losses on loans for the three months ended March 31, 2023 under the CECL methodology.

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate - commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate - residential	Home equity	Consumer	Total Loans

Balance, December 31, 2022	$435	$760	$177	$4	$—	$561	$277	$76	$2,290
Cumulative effect of change in accounting principle	702	1,017	143	5	—	74	375	91	2,407
Provision for (recovery of) credit losses	213	83	47	(2)	—	21	(86)	15	291
Charge-offs	(343)	—	(42)	—	—	—	—	(36)	(421)
Recoveries	3	—	—	—	—	1	1	24	29
Net (charge-offs) recoveries	(340)	—	(42)	—	—	1	1	(12)	(392)
Balance, March 31, 2023	$1,010	$1,860	$325	$7	$—	$657	$567	$170	$4,596

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology.  The following tables are disclosures related to the allowance for loan losses in prior periods.

Allowance for loan losses and loan balances	Individually Evaluated		Collectively Evaluated		Total
as of December 31, 2022	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$40	$704	$1,336	$313,181	$1,376	$313,885
Non-Commercial	133	2,368	781	181,636	914	184,004
Total	$173	$3,072	$2,117	$494,817	$2,290	$497,889

Allowance for loan losses for the three months ended March 31, 2022	Commercial	Non-Commercial	Total
	(dollars in thousands)

Balance, beginning of period	$2,429	$1,597	$4,026
Provision for (recovery of) loan losses	190	(72)	118
Charge-offs	—	(6)	(6)
Recoveries	7	11	18
Net (charge-offs) recoveries	7	5	12
Balance at end of period	$2,626	$1,530	$4,156

Allowance for loan losses and loan balances	Individually Evaluated		Collectively Evaluated		Total
as of March 31, 2022	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$130	$2,146	$2,496	$288,416	$2,626	$290,562
Non-Commercial	113	1,945	1,417	153,417	1,530	155,362
Total	$243	$4,091	$3,913	$441,833	$4,156	$445,924

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

March 31, 2023	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)

Commercial	$—	$53	$53	$80,921	$80,974	$—
SBA Paycheck Protection Program (PPP)	—	—	—	264	264	—
Real estate - commercial	132	—	132	196,900	197,032	—
Other real estate construction	—	—	—	36,965	36,965	—
Real estate 1-4 family construction	—	—	—	8,802	8,802	—
Real estate - residential	517	479	996	115,767	116,763	—
Home equity	15	27	42	58,975	59,017	—
Consumer loans	43	—	43	10,001	10,044	—
Other loans	—	—	—	6,533	6,533	—
Total	$707	$559	$1,266	$515,128	$516,394	$—

December 31, 2022	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)

Commercial	$—	$71	$71	$85,846	$85,917	$—
SBA Paycheck Protection Program (PPP)	252	—	252	279	531	—
Real estate - commercial	230	—	230	183,464	183,694	—
Other real estate construction	—	183	183	36,894	37,077	—
Real estate 1-4 family construction	—	—	—	6,613	6,613	—
Real estate - residential	507	117	624	108,819	109,443	—
Home equity	107	28	135	58,051	58,186	—
Consumer loan	29	—	29	9,733	9,762	—
Other loans	—	—	—	6,666	6,666	—
Total	$1,125	$399	$1,524	$496,365	$497,889	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure at March 31, 2023 and December 31, 2022.

The composition of nonaccrual loans by class as of March 31, 2023 and December 31, 2022 was as follows:

	CECL			Three Months Ended	Incurred Loss
	March 31, 2023			March 31, 2023	December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income	Nonaccrual Loans
	(dollars in thousands)

Commercial	$—	$53	$53	$—	$71
SBA Paycheck Protection Program (PPP)	—	—	—	—	—
Real estate - commercial	—	—	—	—	—
Other real estate construction	—	—	—	—	183
Real estate 1-4 family construction	—	—	—	—	—
Real estate - residential	187	292	479	7	117
Home equity	—	27	27	—	28
Consumer loans	—	—	—	—	—
Other loans	—	—	—	—	—
	$187	$372	$559	$7	$399

A loan may be individually assessed for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other assets.  Loans that are on nonaccrual status will be reviewed to determine if they will be individually, rather than collectively, assessed.  If the loan is deemed to be collateral dependent and the relationship’s outstanding balance is $100,000 or greater, it will be individually assessed.  Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectable.

The following table details the amortized cost of collateral dependent loans and any related allowance at March 31, 2023.

March 31, 2023	Amortized Cost	Allowance for Credit Losses
(dollars in thousands)
Commercial	$—	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	—	—
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	176	—
Home equity	—	—
Consumer loans	—	—
Other loans	—	—
Total	$176	$—

Management uses a risk-grading program to facilitate the evaluation of probable inherent loan losses and to measure the adequacy of the allowance for credit losses on loans. In this program, risk grades are initially assigned by the loan officers and reviewed and monitored by the lenders and credit administration. The program has nine risk grades summarized in six categories as follows:

Pass: Loans that are pass grade credits include loans that are fundamentally sound, with risk factors that are reasonable and acceptable. They generally conform to policy with only minor exceptions; any major exceptions are clearly mitigated by other economic factors.

Watch: Loans that are acceptable but show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss. These loans may deserve management’s attention.

Special Mention: Loans that exhibit potential weakness that deserves management’s close attention.  Credits within this category exhibit risk that is increasing beyond the point where the loan would have been originally approved.

Substandard: Loans that are considered substandard are loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or the value of the collateral pledged. All nonaccrual loans are graded as substandard.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2023:

March 31, 2023	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial (including SBA PPP)
Pass	$3,450	$24,376	$17,337	$9,164	$3,006	$12,737	$11,062	$81,132
Watch	—	29	—	—	—	—	—	29
Special Mention	—	—	—	—	—	24	—	24
Substandard	—	—	—	—	53	—	—	53
Total commercial (including SBA PPP)	3,450	24,405	17,337	9,164	3,059	12,761	11,062	81,238

Real estate - commercial
Pass	20,627	45,291	37,950	26,947	16,664	44,314	3,681	195,474
Watch	—	—	—	—	81	—	—	81
Special Mention	—	—	1,002	127	182	166	—	1,477
Substandard	—	—	—	—	—	—	—	—
Total real estate - commercial	20,627	45,291	38,952	27,074	16,927	44,480	3,681	197,032

Other real estate construction
Pass	6,452	13,329	5,518	8,220	638	2,242	392	36,791
Watch	—	—	—	—	—	49	—	49
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	125	—	125
Total other real estate construction	6,452	13,329	5,518	8,220	638	2,416	392	36,965

Real estate 1-4 family construction
Pass	828	7,474	500	—	—	—	—	8,802
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	828	7,474	500	—	—	—	—	8,802

Real estate - residential
Pass	10,364	41,502	26,522	12,641	3,696	18,250	792	113,767
Watch	—	—	210	85	125	732	—	1,152
Special Mention	—	560	385	—	86	334	—	1,365
Substandard	—	—	126	206	—	147	—	479
Total real estate - residential	10,364	42,062	27,243	12,932	3,907	19,463	792	116,763

Home equity
Pass	145	317	177	238	155	1,905	55,945	58,882
Watch	—	—	—	—	19	89	—	108
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	27	—	27
Total home equity	145	317	177	238	174	2,021	55,945	59,017

Consumer loans
Pass	1,477	3,292	1,266	233	302	448	2,980	9,998
Watch	—	—	—	—	—	—	—	—
Special Mention	—	46	—	—	—	—	—	46
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	1,477	3,338	1,266	233	302	448	2,980	10,044

Other loans
Pass	—	1,625	3,037	1,380	3	488	—	6,533
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	—	1,625	3,037	1,380	3	488	—	6,533

Total loans	$43,343	$137,841	$94,030	$59,241	$25,010	$82,077	$74,852	$516,394

During the three-month period ended March 31, 2023, nine loans totaling $395,000 were converted from revolving to term loans.

The following table presents gross charge-offs by origination date as of March 31, 2023:

March 31, 2023	Gross Loan Charge-offs by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$—	$—	$—	$272	$71	$—	$343
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—	—	—
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	42	—	—	—	—	—	42
Other loans	—	—	—	—	—	—	—	—
Noncommercial								—
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	14	—	—	—	4	18	36
Total charge-offs	$—	$56	$—	$—	$272	$75	$18	$421

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2022:

December 31, 2022	Pass	Watch	Substandard	Doubtful	Total
	(dollars in thousands)

Commercial	$85,789	$57	$71	$—	$85,917
SBA Paycheck Protection Program (PPP)	531	—	—	—	531
Real estate - commercial	182,110	1,584	—	—	183,694
Other real estate construction	36,717	51	309	—	37,077
Real estate 1-4 family construction	6,613	—	—	—	6,613
Real estate - residential	106,968	2,359	116	—	109,443
Home equity	58,050	108	28	—	58,186
Consumer loans	9,715	47	—	—	9,762
Other loans	6,666	—	—	—	6,666
Total	$493,159	$4,206	$524	$—	$497,889

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2023 and December 31, 2022 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2023 and December 31, 2022:

March 31, 2023	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$80,921	$53	$80,974
SBA Paycheck Protection Program (PPP)	264	—	264
Real estate - commercial	197,032	—	197,032
Other real estate construction	36,965	—	36,965
Real estate 1-4 family construction	8,802	—	8,802
Real estate - residential	116,284	479	116,763
Home equity	58,990	27	59,017
Consumer loans	10,044	—	10,044
Other loans	6,533	—	6,533
Total	$515,835	$559	$516,394

December 31, 2022	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$85,846	$71	$85,917
SBA Paycheck Protection Program (PPP)	531	—	531
Real estate - commercial	183,694	—	183,694
Other real estate construction	36,894	183	37,077
Real estate 1-4 family construction	6,613	—	6,613
Real estate - residential	109,326	117	109,443
Home equity	58,158	28	58,186
Consumer loans	9,762	—	9,762
Other loans	6,666	—	6,666
Total	$497,490	$399	$497,889

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and troubled debt restructurings. The Company individually assessed for impairment all nonaccrual loans and troubled debt restructurings. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. The table below summarizes the loans deemed impaired and the amount of specific reserves allocated by class at December 31, 2022.

December 31, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$18	$—	$18	$22
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	503	—	503	18
Other real estate construction	183	183	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,318	572	1,746	131
Home equity	28	28	—	—
Consumer loans	22	—	22	2
Other loans	—	—	—	—
Total	$3,072	$783	$2,289	$173

The table below shows interest income received on impaired loans by class for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$969	$4
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	1,391	24
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	2,008	63
Home equity	32	—
Consumer loans	—	—
Other loans	—	—
Total	$4,400	$91

Note 8 – Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” effective January 1, 2023.  The amendments in ASU 2022-02 enhanced disclosures for loan modifications made for borrowers experiencing financial difficulty and eliminated the Troubled Debt Restructurings (“TDR”) accounting guidance for financial institutions that have adopted CECL.

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. The Company rarely modifies loans by providing principal forgiveness. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a loan by providing multiple types of concessions. Typically one type of concession is granted initially. If the borrower continues to experience financial difficulty, another concession may be granted. Types of concessions include term extensions, capitalizing accrued interest, reducing interest rates to below current market rates or principal forgiveness.

The Company did not modify any loans for borrowers experiencing financial difficulty during the three-month period ended March 31, 2023. Accordingly, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement.

Prior to adoption of ASU 2016-13, modification of a loan constituted a troubled debt restructuring when a borrower was experiencing financial difficulty and the modification involved providing a concession to the existing loan contract. The Company offered various types of concessions when modifying loans to troubled borrowers, however, forgiveness of principal was rarely granted. Concessions offered were term extensions, capitalizing accrued interest, reducing interest rates to below current market rates or a combination of any of these. Combinations from time to time included allowing a customer to be placed on interest-only payments. The presentations below in the “other” category are TDRs with a combination of concessions. At the time of a TDR, additional collateral or a guarantor may have been requested. Loans modified as TDRs were typically already on nonaccrual status and in some cases, partial charge-offs may have already been taken against the outstanding loan balance. The Company classified TDR loans as impaired loans and evaluated the need for an allowance for loan loss on a loan-by-loan basis. An allowance was based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan was deemed to be collateral dependent.

At December 31, 2022, the Company had $2.8 million in TDRs outstanding, of which two with balances totaling $52,000 were on a nonaccrual basis. There were no loans modified as TDRs during the three-month period ended March 31, 2022.

The following table presents as of March 31, 2022, the status of the types of loans modified as TDRs within the twelve months preceding such date.

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
March 31, 2022	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
Below market interest rate	1	$218	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of principal/other	6	814	6	2,339	—	—	—	—
Total	7	$1,032	6	$2,339	—	$—	—	$—

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of four to six years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2023, operating lease ROU assets were $1.8 million and the lease liability was $1.9 million, compared to ROU assets of $2.0 million and a lease liability of $2.1 million at March 31, 2022. Lease costs associated with all leases was $106,000 and $99,000 for the three months ended March 31, 2023 and 2022, respectively.

The table below summarizes other information related to our operating leases:

	Three Months Ended March 31,
	2023	2022
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$107	$99
Right-of-use assets obtained in exchange for new operating lease liabilities	1,779	2,015
Weighted-average remaining lease term - operating leases, in years	4.7	5.6
Weighted-average discount rate - operating leases	2.55%	2.47%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2023
(in thousands)

2023	$328
2024	446
2025	455
2026	416
2027	260
2028 and thereafter	117
Total lease payments	2,022
Less: Interest	(123)
Present value of lease liabilities	1,899

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

At March 31, 2023 and December 31, 2022, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	March 31, 2023	December 31, 2022
	(dollars in thousands)

Commitments to extend credit	$195,670	$165,992
Credit card commitments	20,651	20,376
Standby letters of credit	7,988	8,135
Total commitments	$224,309	$194,503

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $143,000 and $141,000 at March 31, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023.

Total Allowance for Credit Losses - Unfunded Commitments
(dollars in thousands)

Balance, December 31, 2022	$141
Cumulative effect of change in accounting principle	9
Provision for (recovery of) credit losses	(7)
Balance, March 31, 2023	$143

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$51,352	$51,352	$—	$—
U.S. government agencies	39,421	—	39,421	—
GSE - Mortgage-backed securities and CMOs	114,825	—	110,819	4,006
Asset-backed securities	34,644	—	34,644	—
State and political subdivisions	85,520	—	85,520	—
Corporate bonds	5,392	—	5,392	—
Equity securities	326	326	—	—
Mortgage banking derivatives	374	—	10	364
Total assets at fair value on a recurring basis	$331,854	$51,678	$275,806	$4,370
Mortgage banking derivatives	$166	$—	$166	$—
Total liabilities at fair value on a recurring basis	$166	$—	$166	$—

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$50,630	$50,630	$—	$—
U.S. government agencies	33,762	—	33,762	—
GSE - Mortgage-backed securities and CMOs	115,995	—	111,996	3,999
Asset-backed securities	36,686	—	36,686	—
State and political subdivisions	82,266	—	82,266	—
Corporate bonds	5,344	—	5,344	—
Equity securities	292	292	—	—
Mortgage banking derivatives	—	—	—	—
Total assets at fair value on a recurring basis	$324,975	$50,922	$270,054	$3,999
Mortgage banking derivatives	$175	$—	$80	$95
Total liabilities at fair value on a recurring basis	$175	$—	$80	$95

The following table provides a rollforward for recurring Level 3 fair value measurements:

	March 31, 2023
	Mortgage banking derivatives: Interest rate lock commitments	Securities available for sale: GSE mortgage-backed securities and CMOs	Total
	(dollars in thousands)
Balance at December 31, 2022	$(95)	$3,999	$3,904
Change in fair value:
Included in income from mortgage banking	459	—	459
Included in accumulated other comprehensive income (loss)	—	7	7
Change in observability of significant inputs:
Included in income from mortgage banking	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	—
Balance at March 31, 2023	$364	$4,006	$4,370

During the fourth quarter of 2022, the Company had one mortgage-backed security that was transferred from Level 2 to Level 3 due to changes in the observability of significant inputs. At December 31, 2022, the Company was unable to observe a credit rating, pricing or recent trade history for the security or other such similar assets. At March 31, 2023, there were no significant observable inputs, and the fair value of the security remained classified as Level 3.

The fair value of mortgage IRLCs at March 31, 2023 was calculated based on a notional amount of $19.0 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At March 31, 2023, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 80.49% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2022 was calculated based on a notional amount of $8.9 million. Significant unobservable inputs were the same as those used for the three months ended March 31, 2023 and assumed a projected pull-through rate of 92.98% at December 31, 2022. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2023 and December 31, 2022:

March 31, 2023
(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$—	$—	$—	$—
OREO	—	—	—	—
Total assets at fair value on a nonrecurring basis	$—	$—	$—	$—

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,116	$—	$—	$2,116
Total assets at fair value on a nonrecurring basis	$2,116	$—	$—	$2,116

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2023
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%
OREO	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 10%

December 31, 2022
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%
	Discounted cash flows	Discount rates	4% - 8.75%

At March 31, 2023, individually evaluated loans were being evaluated with discounted appraisals for individually assessed nonaccrual loans deemed collateral dependent.

Note 12 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2023 and December 31, 2022 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2023 and December 31, 2022:

March 31, 2023	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$117,378	$117,378	$117,378	$—	$—
Securities available for sale	331,154	331,154	51,352	275,796	4,006
Securities held to maturity	29,227	26,596	—	13,025	13,571
Equity securities	326	326	326	—	—
Loans held for investment, net	511,798	477,252	—	—	477,252
Loans held for sale	4,089	4,089	—	4,089	—
Restricted stock	1,468	1,468	1,468	—	—
Loan servicing rights	4,746	6,870	—	6,870	—
Mortgage banking derivatives	374	374	—	10	364
Accrued interest receivable	3,837	3,837	—	—	3,837

FINANCIAL LIABILITIES
Deposits	$960,798	959,200	—	959,200	—
Short-term borrowings	982	982	—	982	—
Long-term borrowings	29,376	25,167	—	—	25,167
Mortgage banking derivatives	166	166	—	166	—
Accrued interest payable	70	70	—	—	70

December 31, 2022	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$114,581	$114,581	$114,581	$—	$—
Securities available for sale	324,683	324,683	50,630	270,054	3,999
Securities held to maturity	30,306	27,178	—	13,526	13,652
Equity securities	292	292	292	—	—
Loans held for investment, net	495,599	458,479	—	—	458,479
Loans held for sale	2,774	2,774	—	2,774	—
Restricted stock	1,428	1,428	1,428	—	—
Loan servicing rights	4,931	6,972	—	6,972	—
Accrued interest receivable	3,633	3,633	—	—	3,633

FINANCIAL LIABILITIES
Deposits	$939,856	$938,114	$—	$938,114	$—
Short-term borrowings	1,044	1,044	—	1,044	—
Long-term borrowings	29,607	25,869	—	—	25,869
Mortgage banking derivatives	175	175	—	80	95
Accrued interest payable	108	108	—	—	108

At March 31, 2023 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10 (Commitments and Contingencies) to the Notes to Consolidated Financial Statements.

Note 13 – Recent Accounting Pronouncements and Other Changes

ASC 848, “Reference Rate Reform,” was set forth to eliminate certain reference rates and introduce new reference rates that are based on a larger, more liquid population of observable transactions that are less vulnerable to manipulation. The reference rate reform will discontinue the use of certain widely used reference rates such as the London Interbank Offered Rate, or LIBOR. In response to likely challenges arising from contract modifications due to reference rate reform, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” in March 2020 to provide optional expedients and exceptions for applying GAAP to contract modifications. As such, modifications to debt contracts may be accounted for as a continuation of the existing contract by prospectively adjusting the effective interest rate. This amendment could be applied beginning March 12, 2020 through a sunset date of December 31, 2022. In December 2022, FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision based on expectations of when LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief provided in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 was effective upon issuance. The Company currently holds, but no longer issues, loan contracts that reference LIBOR.  The Company is evaluating the most effective manner in which to modify those contracts, but does not anticipate material financial impact.

The Inflation Reduction Act of 2022 (“IRA”) created a new nondeductible 1% excise tax on repurchases of corporate stock by certain publicly traded corporations or their specified affiliates after December 31, 2022. The tax is imposed on the fair value of the stock of a covered corporation that is repurchased in a given year, less the fair market value of any stock issued in that year. A “covered corporation” is any domestic corporation whose stock is traded on an established securities market, such as an OTC market. The excise tax applies to all of the stock of a covered corporation regardless of whether the corporation has profits or losses. The act contains several exceptions to the excise tax, including, but not limited to, any repurchase of stock: in which the total value of the repurchased stock in a given year does not exceed $1,000,000; that is contributed to an employer-sponsored retirement plan or other similar stock compensation plan; that is taxed as a dividend. The impact of the IRA on our consolidated financial statements will be dependent on the extent of stock repurchases made in future periods.

ASU 2023-01 “Leases (Topic 842) – Common Control Arrangements” requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party (on the basis of legally enforceable terms and conditions). ASU 2023-01 is effective January 1, 2024 and is not expected to have an impact on our consolidated financial statements.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of March 31, 2023 and December 31, 2022.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at March 31, 2023
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$19,003	$364
Forward sales commitments	373	10
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Interest rate lock commitments	—	—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	27,000	166

Balance at December 31, 2022
Included in mortgage banking derivatives asset:
Interest rate lock commitments	—	—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Interest rate lock commitments	8,863	95
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	10,000	80

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements generally relate to estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to: increases in our past due loans and provision for credit losses that may result from local and/or broader economic effects, including the impacts of inflation and constraints on the availability of credit that may impact our borrowers; declines in general economic conditions, including increased stress in the financial markets, whether due to the recent high-profile bank failures or other factors; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023, the Company’s total assets increased $25.9 million, from $1.02 billion to $1.05 billion.

Cash and cash equivalents increased $2.8 million during the three months ended March 31, 2023, from $114.6 million to $117.4 million. The increase was related to continued growth in retail deposits.

Investment securities consist of securities available for sale and securities held to maturity. For the three-month period ended March 31, 2023, investment securities increased $5.4 million to $360.4 million at March 31, 2023. At March 31, 2023, the Company had unrealized losses on securities available for sale of $35.3 million, compared to unrealized losses of $41.3 million at December 31, 2022, an improvement of $5.9 million. The improvement in the unrealized loss position, leading to the increase in value of securities, is directly related to the improvement in the market rates on our fixed income portfolio.

On January 1, 2023, the Company adopted ASC 326, requiring credit loss reserves on held to maturity securities. The adoption resulted in a $70,000 allowance for credit losses on securities held to maturity, which was allowed as a one-time adjustment to retained earnings at adoption. During the first quarter of 2023, a $7,000 recovery was realized due to two maturing bonds, leaving a $63,000 allowance for credit losses on securities held to maturity at March 31, 2023.

At March 31, 2023, equity securities improved in value from $292,000 at December 31, 2022 to $326,000 as a result of the increase in value in the equity market.

Loans held for sale increased $1.3 million, as mortgage loan production increased during the first quarter of 2023 compared to December 31, 2022. Loans held for investment increased from $497.9 million at December 31, 2022 to $516.4 million at March 31, 2023, an increase of $18.5 million. The Company experienced a net increase in all loan sectors with the exception of commercial loans, SBA PPP loans, commercial real estate construction loans and commercial other loans. SBA PPP loans were issued during 2020 and 2021 as a result of the federal government’s response to helping small businesses affected by the COVID-19 pandemic. The availability of new loans under the PPP ended on May 31, 2021. PPP loans are unsecured commercial loans, but are 100% guaranteed by the SBA if the loans comply with PPP requirements. Additional detail regarding the Company’s participation in the PPP and the limited remaining outstanding balance of such loans is contained in Note 6 (Loans Held for Investment) to the Notes to Consolidated Financial Statements appearing in Item 1 of this Report.

The allowance for loan losses was $2.3 million at December 31, 2022, which represented 0.46% of the total loans held for investment. On January 1, 2023, the Company adopted ASC 326, requiring a change to the allowance methodology. The result of the accounting standard adoption was a $2.4 million increase in the allowance for credit losses on loans, which was allowed as a one-time adjustment to retained earnings at adoption. At March 31, 2023, the model called for a $291,000 increase to our current expected credit losses to account for charge-offs during the quarter. The allowance as a percentage of loans held for investment was 0.89% at March 31, 2023. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which decreased $798,000 from $10.7 million as of December 31, 2022 to $9.9 million at March 31, 2023. The improvement in value of the available for sale security portfolio produced a recovery of deferred tax assets of $1.4 million, reduced by the $571,000 deferred tax asset recognized on the adoption of ASC 326.

Customer deposits, our primary funding source, experienced a $20.1 million increase during the three-month period ended March 31, 2023, increasing from $939.9 million to $960.8 million, a 2.2% increase. The growth in the number of deposit accounts and relationship sizes contributed to the increase in deposits. As the banking subsidiary of the Company operates in a primarily rural market, many competitors have exited the markets where we remain, which has driven deposit growth in our current markets. Demand noninterest-bearing checking accounts increased $17.2 million and time deposits increased $35.8 million during the three-month period ended March 31, 2023. Interest checking and money market accounts decreased $29.4 million and savings deposits decreased $2.7 million during the three months ended March 31, 2023. Nearly $20.0 million of the decrease in interest checking and money market accounts and savings accounts has repriced and moved into the Company’s promotional time deposits. While the Company did not require funding for the balance sheet and has ample liquidity, the Company wants to ensure its depositors are paid a fair, market rate for their deposits.

Total short-term borrowings decreased $62,000 for the three-month period ended March 31, 2023. At March 31, 2023, the Company had $29.4 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at March 31, 2023.

Other changes in the Company’s liabilities are related to an increase of $836,000 in other liabilities from December 31, 2022 to March 31, 2023 resulting primarily from accrual of reserves for payables due throughout 2023.

At March 31, 2023, total shareholders’ equity was $41.8 million, an increase of $4.4 million from December 31, 2022. This increase is largely a result of unrealized losses on investment securities, net of tax, decreasing by $4.5 million as the yield curve continues to steepen. Net income for the three-month period ended March 31, 2023 was $2.0 million, which positively contributed to our shareholders’ equity. ASC 326 was adopted on January 1, 2023, requiring an adoption entry to reduce retained earnings by the current expected credit losses adjustment, net of tax, of $1.9 million, which largely offset the impact of the Company’s first quarter 2023 net income. During the three months ended March 31, 2023, the Company paid $139,000 in dividends attributable to noncontrolling interest. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended March 31, 2023 and 2022.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.0 million for the three months ended March 31, 2023, as compared to $801,000 for the three months ended March 31, 2022, an increase of $1.2 million. Net income available to common shareholders was $1.8 million, or $0.26 per common share, for the three months ended March 31, 2023, compared to $662,000, or $0.09 per common share, at March 31, 2022. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended March 31, 2023 was $7.8 million, a $1.8 million increase from the $6.0 million reported for the comparative period in 2022. During the first three months of 2023, the average yield on our interest-earning assets increased 137 basis points to 4.34% from the same period in 2022, and the average rate we paid for our interest-bearing liabilities increased 108 basis points to 1.41%. These changes resulted in a higher interest rate spread of 2.92% as of March 31, 2023, compared to 2.63% as of March 31, 2022. The Company’s net interest margin was 3.31% and 2.73% for the comparable periods in 2023 and 2022, respectively. The Federal Reserve Bank increased overnight rates seven times in 2022 for a total of 425 basis points, repricing many of the Company’s variable rate assets and deposit funding sources.

The following table presents average balance sheet and a net interest income analysis for the three months ended March 31, 2023 and 2022, respectively:

Average Balance Sheet and Net Interest Income Analysis

For the Three Months Ended March 31,

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2023	2022	2023	2022	2023	2022
Interest-earning assets:
Taxable securities	$294,184	$296,892	$2,492	$1,015	3.44%	1.39%
Non-taxable securities (1)	64,310	65,181	370	358	2.91%	2.80%
Short-term investments	109,602	88,426	1,070	40	3.96%	0.18%
Equity securities	293	392	5	5	6.92%	5.17%
Taxable loans	493,667	449,205	6,299	5,057	5.17%	4.57%
Non-taxable loans (1)	12,594	7,604	68	50	2.73%	3.36%
Total interest-earning assets	974,650	907,700	10,304	6,525	4.34%	2.96%
Interest-bearing liabilities:
Interest-bearing deposits	676,106	597,942	2,116	177	1.27%	0.12%
Short-term borrowed funds	1,007	1,092	9	1	3.62%	0.37%
Long-term debt	29,477	29,541	334	336	4.60%	4.61%
Total interest-bearing liabilities	706,590	628,575	2,459	514	1.41%	0.33%
Net interest spread	$268,060	$279,125	$7,845	$6,011	2.92%	2.63%
Net interest margin (1) (% of earning assets)					3.31%	2.73%
(1)	Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses on loans and securities held to maturity was $284,000 for the three months ended March 31, 2023, compared to a provision of $118,000 for the same period in 2022. There were net loan charge-offs of $393,000 for the three months ended March 31, 2023, as compared to net loan recoveries of $13,000 during the same period of 2022. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income decreased by $647,000 for the three-month period ended March 31, 2023, as compared to the same period in 2022. The primary factor contributing to the overall decline in noninterest income was a decrease of $573,000 in income from mortgage banking. This decrease is due to the reduction in production, particularly mortgage refinancing activity, as interest rates rose sharply during 2022. Additionally, negative market adjustments of supplemental executive retirement plans contributed $281,000 to the reduction in total noninterest income.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point-of-sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. A comparison of gross interchange and card transaction fees and net of associated network costs for the reported periods is presented in the table below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Income from debit card transactions	$553	$505
Income from credit card transactions	171	145
Gross interchange and transaction fee income	724	650
Network costs - debit card	256	254
Network costs - credit card	164	158
Total	$304	$238

Noninterest Expense

Noninterest expense for the three months ended March 31, 2023 decreased by $435,000 from the same period in 2022, to $7.1 million. Salaries and benefits, the largest component of noninterest expense, decreased $272,000 due to decreased commissions from reduced production in the mortgage division. As a result of production declines in the mortgage division, volume-driven loan costs decreased by $76,000 to $93,000 for the three months ended March 31, 2023. Additionally, negative market adjustments of supplemental executive retirement plans contributed $287,000 to the reduction in total noninterest expense.

Total other noninterest expense increased $17,000 for the three months ended March 31, 2023, compared to the same period in 2022. Decreases in all categories below were offset by a $36,000 increase in other expense, which is due primarily to franchise tax expense and armored car service expense. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Postage	$60	$64
Telephone and data lines	50	57
Office supplies and printing	23	24
Shareholder relations expense	37	37
Dues and subscriptions	69	76
Other	339	303
Total	$578	$561

Income Tax Expense

The Company had income tax expense of $471,000 for the three months ended March 31, 2023 at an effective tax rate of 19.4% compared to income tax expense of $168,000 with an effective tax rate of 17.3% in the comparable 2022 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended March 31, 2023, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to significantly greater projected interest expense for 2023 compared to 2022.

Asset Quality

The Company’s allowance for credit losses on loans is established through charges to earnings in the form of a provision for losses. The allowance is increased by provisions charged to operations and recoveries of amounts previously charged off and is reduced by recovery of provisions and loans charged off. Management continuously evaluates the adequacy of the allowance for credit losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions; and other relevant factors.

The allowance for credit losses on loans represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company’s credit administration function, through a review process, periodically validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, the credit administration department has the responsibility to change the borrower’s risk grade accordingly.

The Company individually reviews loans with total relationship exposure greater than or equal to $100,000 that are determined to be collateral dependent. These collateral dependent loans are evaluated based on the fair value of the underlying collateral as repayment of the loan is expected to be made through the operation or sale of the collateral. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate. This evaluation is inherently subjective, as it requires material estimates, including internal and external appraisal services. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses on loans and may require additions for estimated losses based upon judgments different from those of management.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist.  The Company has identified segments for Consumer loans based on credit score and collateral and for Commercial loans based on risk grade and collateral.  The allowance for credit losses for each segment is calculated using a Non-Discounted Cash Flow methodology. Management uses a risk-grading program designed to evaluate the credit risk in the loan portfolio. In this program, risk grades are initially assigned by loan officers and then reviewed and monitored by credit administration. This process includes the maintenance of an internally classified loan list that is designed to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses on loans. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history, and the current delinquent status.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

At March 31, 2023, the level of our individually assessed loans, which includes all loans in nonaccrual status with exposure of more than $100,000 of collateral dependency, was $187,000.

The allowance, expressed as a percentage of gross loans held for investment, increased forty-three basis points from 0.46% at December 31, 2022 to 0.89% at March 31, 2023.  The initial adoption of ASU 2016-13 on January 1, 2023 added forty-eight basis points to the December 31, 2022 reported allowance as a percentage of gross loans held for investment. Activity and forecast updates within the CECL model from January 1, 2023 to March 31, 2023 required a reduction of 5 basis points in allowance as a percentage of loans.

The ratio of nonperforming loans, which consists of nonaccrual loans and loans past due 90 days and still accruing, to total loans increased from 0.08% at December 31, 2022 to 0.11% at March 31, 2023, and was related to four nonaccrual relationships that were added during the first quarter of 2023, offset by one nonaccrual relationship that was moved to other real estate owned and one loan was charged off.

Other real estate owned increased to $142,000 at March 31, 2023 compared to $0 at December 31, 2022 as there was one loan foreclosed on during the first three months of 2023.

As of March 31, 2023, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio.

The following table shows the comparison of nonperforming assets at March 31, 2023 and December 31, 2022:

Nonperforming Assets

(dollars in thousands)

	March 31, 2023	December 31, 2022
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	559	399
Other real estate owned	142	—
Total nonperforming assets	$701	$399
Allowance for credit losses on loans	$4,596	$2,290
Nonaccrual loans to total loans	0.11%	0.08%
Allowance for credit losses on loans to total loans	0.89%	0.46%
Allowance for credit losses on loans to nonaccrual loans	822.18%	573.93%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. At both March 31, 2023 and December 31, 2022, estimated uninsured deposits represented 24% of total deposits. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At March 31, 2023, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $133.1 million; and access to borrowings from the Federal Reserve Bank discount window, with available credit of $18.2 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A.

The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of March 31, 2023, $3.0 million remained available for use on the line of credit. The Company has also secured long-term debt from other sources consisting of $29.4 million of junior subordinated debt at March 31, 2023 and $29.6 million at December 31, 2022.

The following table summarizes the Company’s interest bearing cash and cash equivalents as of the periods indicated.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Interest bearing cash and cash equivalents	117,378	114,581
Interest bearing cash and cash equivalents as a percent of:
Total loans held for investment	22.7%	23.0%
Total earning assets	11.8%	11.9%
Total deposits	12.2%	12.2%

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

As of March 31, 2023, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2023, the Company had $29.4 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2023, with the exception of mortgage banking derivatives.  See Note 14 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since our 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 8, 2023.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2023. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
January 1, 2023 Through January 31, 2023	—	$—	—	$—
February 1, 2023 Through February 28, 2023	—	$—	—	$—
March 1, 2023 Through March 31, 2023	—	$—	—	$—
Total	—	$—	—	$—

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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 10, 2023	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 10, 2023	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer