Form 10-Q
period 2023-06-30
UWHARRIE CAPITAL CORP
filed 2023-08-08
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,057,847 shares of common stock outstanding as of August 7, 2023.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	June 30, 2023 (Unaudited)	December 31, 2022*
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,608	$5,357
Interest-earning deposits with banks	83,245	109,224
Cash and cash equivalents	93,853	114,581
Securities available for sale, at fair value (amortized cost $362,720 and $365,936, respectively)	324,484	324,683
Securities held to maturity, at amortized cost (fair value $25,812 and $27,178, respectively)	29,191	30,306
Less allowance for credit losses on securities held to maturity	(65)	—
Net securities held to maturity	29,126	30,306
Equity security, at fair value	303	292
Loans held for sale	3,297	2,774
Loans held for investment	534,364	497,889
Less allowance for credit losses on loans	(4,713)	(2,290)
Net loans held for investment	529,651	495,599
Premises and equipment, net	15,206	14,735
Interest receivable	3,712	3,633
Restricted stock	1,468	1,428
Bank-owned life insurance	7,721	7,652
Deferred income tax benefit	10,593	10,726
Loan servicing assets	4,615	4,931
Mortgage banking derivatives	519	—
Other assets	9,415	8,150
Total assets	$1,033,963	$1,019,490

LIABILITIES
Deposits:
Demand noninterest-bearing	$277,685	$261,882
Interest checking and money market accounts	426,997	486,548
Savings deposits	98,118	104,301
Time deposits, $250,000 and over	55,873	35,979
Other time deposits	91,597	51,146
Total deposits	950,270	939,856
Short-term borrowed funds	932	1,044
Long-term debt	29,066	29,607
Mortgage banking derivatives	—	175
Other liabilities	12,135	11,411
Total liabilities	992,403	982,093

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,057,847 and 7,075,125 at June 30, 2023 and December 31, 2022, respectively	8,823	8,844
Additional paid-in capital	12,521	12,633
Undivided profits	39,012	37,030
Accumulated other comprehensive loss	(29,451)	(31,765)
Total Uwharrie Capital Corp shareholders’ equity	30,905	26,742
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	41,560	37,397
Total liabilities and shareholders’ equity	$1,033,963	$1,019,490

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$6,989	$5,297	$13,356	$10,404
Investment securities
Investment securities, taxable	2,623	1,228	5,115	2,243
Investment securities, non-taxable	323	370	693	728
Equity Securities	5	5	10	10
Interest-earning deposits with banks and federal funds sold	1,181	247	2,251	287
Total interest income	11,121	7,147	21,425	13,672
Interest Expense
Interest checking and money market accounts	1,485	146	2,907	259
Savings deposits	88	19	168	37
Time deposits, $250,000 and over	496	14	792	28
Other time deposits	643	34	961	66
Short-term borrowed funds	10	—	19	1
Long-term debt	332	337	666	673
Total interest expense	3,054	550	5,513	1,064
Net interest income	8,067	6,597	15,912	12,608
Provision for (recovery of) credit losses	102	(13)	386	105
Net interest income after provision for (recovery of) credit losses	7,965	6,610	15,526	12,503

Noninterest Income
Service charges on deposit accounts	264	261	513	504
Other service fees and commissions	822	801	1,711	1,702
Interchange and card transaction fees, net	315	303	619	541
Gain (loss) on sale of securities	9	—	(42)	(91)
Realized/unrealized gain (loss) on equity securities	(23)	(56)	11	(65)
Income from mortgage banking	891	1,172	1,585	2,439
Supplemental executive retirement plan gain (loss)	317	(504)	(18)	(552)
Other income	91	275	289	403
Total noninterest income	2,686	2,252	4,668	4,881
Noninterest Expense
Salaries and employee benefits	4,932	4,912	9,676	9,928
Net occupancy expense	432	427	885	852
Equipment expense	195	193	383	381
Data processing costs	204	194	408	406
Loan costs	105	95	198	264
Professional fees and services	179	204	437	416
Marketing and donations	342	205	724	539
Electronic banking expense	141	117	270	228
Software amortization and maintenance	296	308	603	619
FDIC insurance	117	91	234	153
Supplemental executive retirement plan gain (loss)	317	(504)	(18)	(552)
Other noninterest expense	589	628	1,167	1,189
Total noninterest expense	7,849	6,870	14,967	14,423
Income before income taxes	2,802	1,992	5,227	2,961
Income taxes	579	310	1,050	478
Net income	$2,223	$1,682	$4,177	$2,483
Consolidated net income	$2,223	$1,682	$4,177	$2,483
Less: net income attributable to noncontrolling interest	(141)	(141)	(280)	(280)
Net income attributable to Uwharrie Capital Corp and common shareholders	2,082	1,541	3,897	2,203
Net income per common share
Basic	$0.29	$0.22	$0.55	$0.31
Diluted	$0.29	$0.22	$0.55	$0.31
Weighted average shares outstanding
Basic	7,073,689	7,103,985	7,074,403	7,114,812
Diluted	7,073,689	7,103,985	7,074,403	7,114,812

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)

Net income	$2,223	$1,682	$4,177	$2,483

Unrealized gain (loss) on available for sale securities	(2,889)	(12,356)	2,975	(30,678)
Related tax effect	664	2,840	(695)	7,053
Reclassification of (gain) loss recognized in net income	(9)	—	42	91
Related tax effect	2	2	(8)	(17)

Total other comprehensive income (loss)	(2,232)	(9,514)	2,314	(23,551)

Comprehensive income (loss)	(9)	(7,832)	6,491	(21,068)

Less: Comprehensive income attributable to noncontrolling interest	(141)	(141)	(280)	(280)

Comprehensive income (loss) attributable to Uwharrie Capital Corp	$(150)	$(7,973)	$6,211	$(21,348)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, March 31, 2022	6,930,717	$8,664	$11,814	$31,213	$(15,188)	$10,655	$47,158
Net Income	—	—	—	1,541	—	141	1,682
Other comprehensive loss	—	—	—	—	(9,514)	—	(9,514)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(38)	(38)
Balance, June 30, 2022	6,930,717	$8,664	$11,814	$32,754	$(24,702)	$10,655	$39,185

Balance, March 31, 2023	7,075,125	$8,844	$12,633	$36,930	$(27,219)	$10,655	$41,843
Net Income	—	—	—	2,082	—	141	2,223
Repurchase and retirement of common stock	(17,278)	(21)	(112)	—	—	—	(133)
Other comprehensive loss	—	—	—	—	(2,232)	—	(2,232)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(38)	(38)
Balance, June 30, 2023	7,057,847	$8,823	$12,521	$39,012	$(29,451)	$10,655	$41,560

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2021	6,959,556	$8,700	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	2,203	—	280	2,483
Repurchase and retirement of common stock	(28,839)	(36)	(218)	—	—	—	(254)
Other comprehensive loss	—	—	—	—	(23,551)	—	(23,551)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2022	6,930,717	$8,664	$11,814	$32,754	$(24,702)	$10,655	$39,185

Balance, December 31, 2022	7,075,125	$8,844	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	—	—	(1,915)	—	—	(1,915)
Net Income	—	—	—	3,897	—	280	4,177
Repurchase and retirement of common stock	(17,278)	(21)	(112)	—	—	—	(133)
Other comprehensive income	—	—	—	—	2,314	—	2,314
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2023	7,057,847	$8,823	$12,521	$39,012	$(29,451)	$10,655	$41,560

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Cash flows from operating activities
Net income	$4,177	$2,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	552	575
Right of use asset amortization	187	171
Provision for credit losses	387	105
Loss on sale of securities available for sale	42	91
Gain on sale of premises and equipment	(37)	(160)
Gain on sale of mortgage loans	(285)	(1,851)
Realized/unrealized (gain) loss on equity securities	(11)	65
Net amortization of premium on investment securities available for sale	960	1,424
Net amortization of premium on investment securities held to maturity	71	73
Amortization of loan servicing rights	613	679
Originations and purchases of mortgage loans for sale	(38,413)	(70,823)
Proceeds from sales of mortgage loans for sale	38,175	81,097
Mortgage banking derivatives	(694)	(513)
Loan servicing assets	(297)	(732)
Accrued interest receivable	(79)	(102)
Prepaid assets	(714)	(184)
Cash surrender value of life insurance	(69)	(59)
Miscellaneous other assets	(222)	1,182
Accrued interest payable	124	63
Miscellaneous other liabilities	591	(689)
Net cash provided by operating activities	5,058	12,895
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	11,329	8,398
Proceeds from maturities, calls and paydowns of securities available for sale	13,235	19,280
Proceeds from maturities, calls and paydowns of securities held to maturity	1,044	347
Purchase of investment securities available for sale	(22,350)	(44,544)
Purchase of investments in other assets	(187)	(409)
Net change in restricted stock	(40)	(507)
Net increase in loans	(36,992)	(40,249)
Purchase of premises and equipment	(1,172)	(705)
Proceeds from sale of premises and equipment	38	545
Net cash used by investing activities	(35,095)	(57,844)
Cash flows from financing activities
Net increase in deposit accounts	10,414	73,378
Net increase (decrease) in federal funds purchased and other short-term borrowings	(112)	51
Repayment of long-term borrowings	(580)	—
Repurchase of common stock, net	(133)	(254)
Dividends paid on preferred stock (noncontrolling interest)	(280)	(280)
Net cash provided by financing activities	9,309	72,895
Increase (decrease) in cash and cash equivalents	(20,728)	27,946
Cash and cash equivalents, beginning of period	114,581	94,410
Cash and cash equivalents, end of period	$93,853	$122,356
Supplemental disclosures of cash flow information
Interest paid	$5,347	$959
Income taxes paid	1,225	1,210
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$2,314	$(23,551)
Initial ROU asset for leased properties	—	128
Initial lease liability for leased properties	—	126
Loans transferred to foreclosed real estate	142	—
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

Accounting Changes and Reclassifications

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

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities.

In concurrence with the adoption of CECL, the Company also adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 enhanced disclosures for loan modifications made for borrowers experiencing financial difficulty and eliminated the Troubled Debt Restructurings (“TDR”) accounting guidance for financial institutions that have adopted CECL. See Note 8 (Modifications to Borrowers Experiencing Financial Difficulty) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the adoption of ASU 2022-02.

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

Allowance for credit losses	January 1, 2023 As Reported Under ASC 326	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(dollars in thousands)
Assets
Securities held to maturity
State and political subdivisions	$3	$—	$3
Corporate bonds	67	—	67
Securities held to maturity, total	70	—	70

Loans held for investment
Commercial	1,137	435	702
Real estate - commercial	1,777	760	1,017
Other real estate construction	306	177	129
Real estate 1-4 family construction	14	—	14
Real estate - residential	635	561	74
Home equity	652	277	375
Consumer loans	167	76	91
Other loans	9	4	5
Loans held for investment, total	4,697	2,290	2,407

Liabilities
Allowance for credit losses for unfunded commitments	150	141	9

Total	$4,917	$2,431	$2,486

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit loss related to the available for sale portfolio. Accrued interest receivable on available for sale debt securities, included in Interest Receivable in the consolidated balance sheets, totaled $2.0 million at June 30, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, included in Interest Receivable in the consolidated balance sheets, totaled $246,000 at June 30, 2023 and was excluded from the estimate of credit losses.

The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Management classifies the held to maturity portfolio into the following major security types: U.S. government agencies, state and political subdivisions and corporate bonds. All of the U.S. government agency securities are issued by government-sponsored agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded for these securities at June 30, 2023. The state and political subdivisions securities held by the Company are highly rated by major rating agencies. As such, there was minimal allowance for credit losses recorded at June 30, 2023 for state and political subdivisions securities.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

The following table presents the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)

Beginning balance	$(27,219)	$(15,188)	$(31,765)	$(1,151)

Other comprehensive income (loss) before reclassifications, net of $664, $2,840, ($695) and $7,053 tax effect, respectively	(2,225)	(9,516)	2,280	(23,625)

Amounts reclassified from accumulated other comprehensive income, net of $2, $2, ($8) and ($17) tax effect, respectively	(7)	2	34	74

Net current-period other comprehensive income (loss)	(2,232)	(9,514)	2,314	(23,551)

Ending balance	$(29,451)	$(24,702)	$(29,451)	$(24,702)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2023 or December 31, 2022. The number of shares and earnings per share for the 2022 periods have been adjusted for the 2.5% stock dividend declared on October 18, 2022.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,073,689 for the three-month period ended June 30, 2023 compared to 7,103,985 for the three-month period ended June 30, 2022. For the six-month period ended June 30, 2023, the weighted average number of common shares outstanding was 7,074,403 compared to 7,114,812 for the six-month period ended June 30, 2022.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,965	$—	$4,347	$50,618
U.S. government agencies	41,647	58	1,015	40,690
GSE - Mortgage-backed securities and CMOs	130,424	—	16,276	114,148
Asset-backed securities	33,710	157	348	33,519
State and political subdivisions	95,974	—	15,935	80,039
Corporate bonds	6,000	—	530	5,470
Total securities available for sale	$362,720	$215	$38,451	$324,484

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands)
Securities held to maturity
U.S. government agencies	$143	$—	$3	$140	$—
State and political subdivisions	14,048	—	1,288	12,760	—
Corporate bonds	15,000	—	2,088	12,912	65
Total securities held to maturity	$29,191	$—	$3,379	$25,812	$65

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,948	$—	$4,318	$50,630
U.S. government agencies	34,746	64	1,048	33,762
GSE - Mortgage-backed securities and CMOs	132,059	—	16,064	115,995
Asset-backed securities	37,228	70	612	36,686
State and political subdivisions	100,955	—	18,689	82,266
Corporate bonds	6,000	—	656	5,344
Total securities available for sale	$365,936	$134	$41,387	$324,683

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. government agencies	$152	$—	$5	$147
State and political subdivisions	15,154	—	1,775	13,379
Corporate bonds	15,000	—	1,348	13,652
Total securities held to maturity	$30,306	$—	$3,128	$27,178

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at June 30, 2023 and December 31, 2022. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $509,000 and $469,000 at June 30, 2023 and December 31, 2022, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2023.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the six months ended June 30, 2023.

	U.S. government agencies	State and political subdivisions	Corporate bonds
	(dollars in thousands)

Balance, December 31, 2022	$—	$—	$—
Cumulative effect of change in accounting principle	—	3	67
Provision for (recovery of) credit losses	—	(3)	(2)
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, June 30, 2023	$—	$—	$65

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at June 30, 2023.

June 30, 2023	U.S. government agencies	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$1,167	$—	$1,167
Aa1/Aa2/Aa3	—	12,881	—	12,881
A1/A2	—	—	—	—
BBB	—	—	—	—
Not rated	143	—	15,000	15,143
Total	$143	$14,048	$15,000	$29,191

At June 30, 2023, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the six months ended June 30, 2023.

Results from sales of securities available for sale for the three and six-month periods ended June 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Gross proceeds from sales	$4,536	$—	$11,329	$8,398

Realized gains from sales	$48	$—	$54	$52
Realized losses from sales	39	—	96	143
Net realized gains (losses)	$9	$—	$(42)	$(91)

At June 30, 2023 and December 31, 2022, securities available for sale with a carrying amount of $129.7 million and $153.3 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. At June 30, 2023, the unrealized losses on available for sale securities less than twelve months related to one U.S. Treasury bond, seven government agency bonds, seven government-sponsored enterprise (GSE) mortgage-backed securities, one asset-backed security and nine state and political subdivision bonds. At June 30, 2023, the Company had eight U.S. Treasury bonds, seventeen government agency bonds, fifty-eight GSE mortgage-backed securities, nine asset-backed securities, fifty-four state and political subdivision bonds and three corporate bonds that were classified as available for sale and in a loss position for twelve months or more. The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance has not been recorded aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023.

	Less than 12 Months		12 Months or More		Total
June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$19,516	$272	$31,103	$4,075	$50,619	$4,347
U.S. government agencies	12,798	40	14,587	975	27,385	1,015
GSE-Mortgage-backed securities and CMOs	12,439	402	101,709	15,874	114,148	16,276
Asset-backed securities	1,161	8	13,849	340	15,010	348
State and political subdivisions	13,589	285	66,134	15,650	79,723	15,935
Corporate bonds	—	—	5,470	530	5,470	530
Total securities available for sale	$59,503	$1,007	$232,852	$37,444	$292,355	$38,451

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

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit losses, management considers, among other things: the length of time and the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and the ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At June 30, 2023, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of June 30, 2023:

	June 30, 2023
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

Due within twelve months	6,153	6,064	6.11%
Due after one but within five years	45,818	43,686	3.21%
Due after five but within ten years	85,914	74,826	2.10%
Due after ten years	224,835	199,908	3.34%
	$362,720	$324,484	3.08%

	June 30, 2023
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

Due within twelve months	653	648	2.73%
Due after one but within five years	382	379	3.01%
Due after five but within ten years	17,702	15,371	4.28%
Due after ten years	10,454	9,414	3.40%
	$29,191	$25,812	3.92%

The portion of unrealized gains and losses for the three and six months ended June 30, 2023 and 2022 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$—

Net gains (losses) recognized during the period on equity securities	$(23)	$(56)	$11	$(65)
Less: Net gains (losses) recognized from equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(23)	$(56)	$11	$(65)

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Commercial
Commercial	$80,347	$85,917
SBA Paycheck Protection Program (PPP)	243	545
Real estate - commercial	204,562	183,550
Other real estate construction loans	37,058	37,077
Other loans	6,424	6,666
Noncommercial
Real estate 1-4 family construction	8,501	6,613
Real estate - residential	125,805	108,669
Home equity	59,734	58,186
Consumer loans	10,768	9,762
	533,442	496,985
Less:
Allowance for credit losses	(4,713)	(2,290)
Deferred loan costs net	922	904

Loans held for investment, net	$529,651	$495,599

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three and six months ended June 30, 2023 under the CECL methodology.

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, March 31, 2023	$1,010	$1,860	$325	$7	$—	$657	$567	$170	$4,596
Provision for credit losses	11	20	31	—	23	9	7	—	101
Charge-offs	(1)	—	—	—	—	—	—	(22)	(23)
Recoveries	8	—	—	—	—	—	7	24	39
Net recoveries	7	—	—	—	—	—	7	2	16
Balance, June 30, 2023	$1,028	$1,880	$356	$7	$23	$666	$581	$172	$4,713

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, December 31, 2022	$435	$760	$177	$4	$—	$561	$277	$76	$2,290
Cumulative effect of change in accounting principle	702	1,017	143	5	—	74	375	91	2,407
Provision for (recovery of) credit losses	224	103	78	(2)	23	30	(79)	15	392
Charge-offs	(344)	—	(42)	—	—	—	—	(58)	(444)
Recoveries	11	—	—	—	—	1	8	48	68
Net (charge-offs) recoveries	(333)	—	(42)	—	—	1	8	(10)	(376)
Balance, June 30, 2023	$1,028	$1,880	$356	$7	$23	$666	$581	$172	$4,713

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

Allowance for loan losses and loan balances as of December 31, 2022	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$40	$704	$1,336	$313,181	$1,376	$313,885
Non-Commercial	133	2,368	781	181,636	914	184,004
Total	$173	$3,072	$2,117	$494,817	$2,290	$497,889

Allowance for loan losses for the three months ended June 30, 2022	Commercial	Non-Commercial	Total
	(dollars in thousands)

Balance, beginning of period	$2,626	$1,530	$4,156
Provision for (recovery of) loan losses	(124)	111	(13)
Charge-offs	—	(18)	(18)
Recoveries	58	11	69
Net (charge-offs) recoveries	58	(7)	51
Balance at end of period	$2,560	$1,634	$4,194

Allowance for loan losses for the six months ended June 30, 2022	Commercial	Non-Commercial	Total
	(dollars in thousands)

Balance, beginning of period	$2,429	$1,597	$4,026
Provision for (recovery of) loan losses	66	39	105
Charge-offs	—	(24)	(24)
Recoveries	65	22	87
Net (charge-offs) recoveries	65	(2)	63
Balance at end of period	$2,560	$1,634	$4,194

Allowance for loan losses and loan balances as of June 30, 2022	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$51	$838	$2,509	$292,283	$2,560	$293,121
Non-Commercial	164	2,470	1,470	165,500	1,634	167,970
Total	$215	$3,308	$3,979	$457,783	$4,194	$461,091

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

June 30, 2023	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)

Commercial	$—	$53	$53	$80,294	$80,347	$—
SBA Paycheck Protection Program (PPP)	18	—	18	220	238	—
Real estate - commercial	532	—	532	204,165	204,697	—
Other real estate construction	—	—	—	37,058	37,058	—
Real estate 1-4 family construction	—	—	—	8,501	8,501	—
Real estate - residential	371	348	719	125,878	126,597	—
Home equity	226	—	226	59,508	59,734	—
Consumer loans	30	—	30	10,738	10,768	—
Other loans	—	—	—	6,424	6,424	—
Total	$1,177	$401	$1,578	$532,786	$534,364	$—

December 31, 2022	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)

Commercial	$—	$71	$71	$85,846	$85,917	$—
SBA Paycheck Protection Program (PPP)	252	—	252	279	531	—
Real estate - commercial	230	—	230	183,464	183,694	—
Other real estate construction	—	183	183	36,894	37,077	—
Real estate 1-4 family construction	—	—	—	6,613	6,613	—
Real estate - residential	507	117	624	108,819	109,443	—
Home equity	107	28	135	58,051	58,186	—
Consumer loan	29	—	29	9,733	9,762	—
Other loans	—	—	—	6,666	6,666	—
Total	$1,125	$399	$1,524	$496,365	$497,889	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure at June 30, 2023 and December 31, 2022.

The composition of nonaccrual loans by class as of June 30, 2023 and December 31, 2022 was as follows:

	CECL			Six Months Ended	Incurred Loss
	June 30, 2023			June 30, 2023	December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income	Nonaccrual Loans
	(dollars in thousands)

Commercial	$—	$53	$53	$—	$71
SBA Paycheck Protection Program (PPP)	—	—	—	—	—
Real estate - commercial	—	—	—	—	—
Other real estate construction	—	—	—	—	183
Real estate 1-4 family construction	—	—	—	—	—
Real estate - residential	187	161	348	7	117
Home equity	—	—	—	—	28
Consumer loans	—	—	—	—	—
Other loans	—	—	—	—	—
	$187	$214	$401	$7	$399

A loan may be individually assessed for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other assets. Loans that are on nonaccrual status will be reviewed to determine if they will be individually, rather than collectively, assessed. If the loan is deemed to be collateral dependent and the relationship’s outstanding balance is $100,000 or greater, it will be individually assessed. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectible.

The following table details the amortized cost of collateral dependent loans and any related allowance at June 30, 2023.

June 30, 2023	Amortized Cost	Allowance for Credit Losses
(dollars in thousands)
Commercial	$—	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	—	—
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	177	—
Home equity	—	—
Consumer loans	—	—
Other loans	—	—
Total	$177	$—

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2023:

June 30, 2023	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial (including SBA PPP)
Pass	$5,378	$23,452	$16,668	$8,928	$2,492	$12,080	$11,457	$80,455
Watch	43	26	—	—	—	—	—	69
Special Mention	—	—	—	—	—	21	—	21
Substandard	—	—	—	—	39	—	—	39
Total commercial (including SBA PPP)	5,421	23,478	16,668	8,928	2,531	12,101	11,457	80,584

Real estate - commercial
Pass	29,833	46,563	39,110	26,480	16,287	42,401	2,362	203,036
Watch	—	—	—	—	79	—	—	79
Special Mention	—	—	995	248	179	161	—	1,583
Substandard	—	—	—	—	—	—	—	—
Total real estate - commercial	29,833	46,563	40,105	26,728	16,545	42,562	2,362	204,698

Other real estate construction
Pass	12,472	11,744	4,474	5,055	605	2,306	353	37,009
Watch	—	—	—	—	—	49	—	49
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	12,472	11,744	4,474	5,055	605	2,355	353	37,058

Real estate 1-4 family construction
Pass	2,703	5,298	500	—	—	—	—	8,501
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	2,703	5,298	500	—	—	—	—	8,501

Real estate - residential
Pass	21,574	42,498	26,219	11,816	3,632	17,325	545	123,609
Watch	—	—	210	84	125	726	—	1,145
Special Mention	110	560	506	—	—	330	—	1,506
Substandard	—	—	—	195	—	143	—	338
Total real estate - residential	21,684	43,058	26,935	12,095	3,757	18,524	545	126,598

Home equity
Pass	213	291	189	252	144	1,858	56,636	59,583
Watch	—	—	—	—	19	132	—	151
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total home equity	213	291	189	252	163	1,990	56,636	59,734

Consumer loans
Pass	2,603	2,776	966	173	248	414	3,543	10,723
Watch	—	—	—	—	—	—	—	—
Special Mention	—	45	—	—	—	—	—	45
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	2,603	2,821	966	173	248	414	3,543	10,768

Other loans
Pass	—	1,620	2,985	1,350	—	468	—	6,423
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	—	1,620	2,985	1,350	—	468	—	6,423

Total loans	$74,929	$134,873	$92,822	$54,581	$23,849	$78,414	$74,896	$534,364

During six months ended June 30, 2023, twenty-four loans totaling $959,000 were converted from revolving to term loans.

The following table presents gross charge-offs by origination date as of June 30, 2023:

June 30, 2023	Gross Loan Charge-offs by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$—	$—	$—	$273	$71	$—	$344
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—	—	—
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	42	—	—	—	—	—	42
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	23	4	3	—	4	24	58
Total charge-offs	$—	$65	$4	$3	$273	$75	$24	$444

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2022:

December 31, 2022	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$85,789	$57	$71	$—	$85,917
SBA Paycheck Protection Program (PPP)	531	—	—	—	531
Real estate - commercial	182,110	1,584	—	—	183,694
Other real estate construction	36,717	51	309	—	37,077
Real estate 1-4 family construction	6,613	—	—	—	6,613
Real estate - residential	106,968	2,359	116	—	109,443
Home equity	58,050	108	28	—	58,186
Consumer loans	9,715	47	—	—	9,762
Other loans	6,666	—	—	—	6,666
Total	$493,159	$4,206	$524	$—	$497,889

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2023 and December 31, 2022 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2023 and December 31, 2022:

June 30, 2023	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$80,294	$53	$80,347
SBA Paycheck Protection Program (PPP)	238	—	238
Real estate - commercial	204,697	—	204,697
Other real estate construction	37,058	—	37,058
Real estate 1-4 family construction	8,501	—	8,501
Real estate - residential	126,249	348	126,597
Home equity	59,734	—	59,734
Consumer loans	10,768	—	10,768
Other loans	6,424	—	6,424
Total	$533,963	$401	$534,364

December 31, 2022	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$85,846	$71	$85,917
SBA Paycheck Protection Program (PPP)	531	—	531
Real estate - commercial	183,694	—	183,694
Other real estate construction	36,894	183	37,077
Real estate 1-4 family construction	6,613	—	6,613
Real estate - residential	109,326	117	109,443
Home equity	58,158	28	58,186
Consumer loans	9,762	—	9,762
Other loans	6,666	—	6,666
Total	$497,490	$399	$497,889

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

December 31, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$18	$—	$18	$22
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	503	—	503	18
Other real estate construction	183	183	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,318	572	1,746	131
Home equity	28	28	—	—
Consumer loans	22	—	22	2
Other loans	—	—	—	—
Total	$3,072	$783	$2,289	$173

The table below shows interest income received on impaired loans by class for the six months ended June 30, 2022.

	Six Months Ended June 30, 2022
	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$657	$29
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	1,195	34
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	2,142	90
Home equity	42	1
Consumer loans	—	—
Other loans	—	—
Total	$4,036	$154

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. The Company rarely modifies loans by providing principal forgiveness. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a loan by providing multiple types of concessions. Typically one type of concession is granted initially. If the borrower continues to experience financial difficulty, another concession may be granted. Types of concessions include term extensions, capitalizing accrued interest, reducing interest rates to below current market rates or principal forgiveness.

The Company did not modify any loans for borrowers experiencing financial difficulty during the six-month period ended June 30, 2023. Accordingly, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first half of 2023 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement.

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

At December 31, 2022, the Company had $2.8 million in TDRs outstanding, of which two with balances totaling $52,000 were on a nonaccrual basis. There was one loan modified as a TDR during the six-month period ended June 30, 2022.

The following table presents as of June 30, 2022, the status of the types of loans modified as TDRs within the twelve months preceding such date.

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
June 30, 2022	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
Below market interest rate	1	$219	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of principal/other	7	2,144	4	1,240	—	—	—	—
Total	8	$2,363	4	$1,240	—	$—	—	$—

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of three to six years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2023, operating lease ROU assets were $1.7 million and the operating lease liability was $1.8 million, compared to operating lease ROU assets of $2.1 million and an operating lease liability of $2.2 million at June 30, 2022. Lease costs associated with all leases was $106,000 and $212,000 for the three and six months ended June 30, 2023, respectively.

The table below summarizes other information related to our operating leases:

	Six Months Ended June 30,
	2023	2022
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$216	$198
Right-of-use assets obtained in exchange for new operating lease liabilities	1,685	2,096
Weighted-average remaining lease term - operating leases, in years	4.4	5.4
Weighted-average discount rate - operating leases	2.56%	2.54%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2023
(in thousands)
2023 (remaining six months)	$218
2024	446
2025	455
2026	416
2027	260
2028 and thereafter	117
Total lease payments	1,912
Less: Interest	(111)
Present value of lease liabilities	1,801

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

At June 30, 2023 and December 31, 2022, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	June 30, 2023	December 31, 2022
	(dollars in thousands)

Commitments to extend credit	$198,823	$165,992
Credit card commitments	22,608	20,376
Standby letters of credit	7,988	8,135
Total commitments	$229,419	$194,503

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $150,000 and $141,000 at June 30, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2023.

Total Allowance for Credit Losses - Unfunded Commitments
(dollars in thousands)

Balance, December 31, 2022	$141
Cumulative effect of change in accounting principle	9
Provision for (recovery of) credit losses	—
Balance, June 30, 2023	$150

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

Mortgage banking derivatives, which are composed of interest rate lock commitments, or IRLCs, mortgage forward sales commitments and to-be-announced mortgage-backed securities trades (TBAs), are recorded at fair value on a recurring basis. Fair value of the IRLCs is based on projected pull-through rates and anticipated margins based on changes in market interest rates. The Company considers these to be Level 3 valuations. The fair value of mortgage forward sales commitments and TBAs is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date and is considered to be a Level 2 input.

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$50,618	$50,618	$—	$—
U.S. government agencies	40,690	—	40,690	—
GSE - Mortgage-backed securities and CMOs	114,148	—	110,142	4,006
Asset-backed securities	33,519	—	33,519	—
State and political subdivisions	80,039	—	80,039	—
Corporate bonds	5,470	—	5,470	—
Equity securities	303	303	—	—
Mortgage banking derivatives	519	—	204	315
Total assets at fair value on a recurring basis	$325,306	$50,921	$270,064	$4,321

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$50,630	$50,630	$—	$—
U.S. government agencies	33,762	—	33,762	—
GSE - Mortgage-backed securities and CMOs	115,995	—	111,996	3,999
Asset-backed securities	36,686	—	36,686	—
State and political subdivisions	82,266	—	82,266	—
Corporate bonds	5,344	—	5,344	—
Equity securities	292	292	—	—
Mortgage banking derivatives	—	—	—	—
Total assets at fair value on a recurring basis	$324,975	$50,922	$270,054	$3,999
Mortgage banking derivatives	$175	$—	$80	$95
Total liabilities at fair value on a recurring basis	$175	$—	$80	$95

The following table provides a rollforward for recurring Level 3 fair value measurements:

	June 30, 2023
	Mortgage banking derivatives: Interest rate lock commitments	Securities available for sale: GSE mortgage-backed securities and CMOs	Total
	(dollars in thousands)
Balance at December 31, 2022	$(95)	$3,999	$3,904
Change in fair value:
Included in income from mortgage banking	410	—	410
Included in accumulated other comprehensive income (loss)	—	7	7
Change in observability of significant inputs:
Included in income from mortgage banking	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	—
Balance at June 30, 2023	$315	$4,006	$4,321

During the fourth quarter of 2022, the Company had one mortgage-backed security that was transferred from Level 2 to Level 3 due to changes in the observability of significant inputs. At December 31, 2022, the Company was unable to observe a credit rating, pricing or recent trade history for the security or other such similar assets. At June 30, 2023, there were no significant observable inputs, and the fair value of the security remained classified as Level 3.

The fair value of mortgage IRLCs at June 30, 2023 was calculated based on a notional amount of $14.4 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At June 30, 2023, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 88.6% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2022 was calculated based on a notional amount of $8.9 million. Significant unobservable inputs were the same as those used for the six months ended June 30, 2023 and assumed a projected pull-through rate of 92.98% at December 31, 2022. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2023 and December 31, 2022:

June 30, 2023
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

June 30, 2023
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

At June 30, 2023, individually evaluated loans were being evaluated with discounted appraisals for individually assessed nonaccrual loans deemed collateral dependent.

Note 12 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2023 and December 31, 2022 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2023 and December 31, 2022:

June 30, 2023	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$93,853	$93,853	$93,853	$—	$—
Securities available for sale	324,484	324,484	50,618	269,860	4,006
Securities held to maturity	29,191	25,812	—	12,900	12,912
Equity securities	303	303	303	—	—
Loans held for investment, net	529,651	486,008	—	—	486,008
Loans held for sale	3,297	3,297	—	3,297	—
Restricted stock	1,468	1,468	1,468	—	—
Loan servicing assets	4,615	7,139	—	7,139	—
Mortgage banking derivatives	519	519	—	204	315
Accrued interest receivable	3,712	3,712	—	—	3,712

FINANCIAL LIABILITIES
Deposits	$950,270	948,235	—	948,235	—
Short-term borrowings	932	932	—	932	—
Long-term borrowings	29,066	25,360	—	—	25,360
Mortgage banking derivatives	—	—	—	—	—
Accrued interest payable	232	232	—	—	232

December 31, 2022	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$114,581	$114,581	$114,581	$—	$—
Securities available for sale	324,683	324,683	50,630	270,054	3,999
Securities held to maturity	30,306	27,178	—	13,526	13,652
Equity securities	292	292	292	—	—
Loans held for investment, net	495,599	458,479	—	—	458,479
Loans held for sale	2,774	2,774	—	2,774	—
Restricted stock	1,428	1,428	1,428	—	—
Loan servicing assets	4,931	6,972	—	6,972	—
Accrued interest receivable	3,633	3,633	—	—	3,633

FINANCIAL LIABILITIES
Deposits	$939,856	$938,114	$—	$938,114	$—
Short-term borrowings	1,044	1,044	—	1,044	—
Long-term borrowings	29,607	25,869	—	—	25,869
Mortgage banking derivatives	175	175	—	80	95
Accrued interest payable	108	108	—	—	108

At June 30, 2023 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10 (Commitments and Contingencies) to the Notes to Consolidated Financial Statements.

Note 13 – Recent Accounting Pronouncements and Other Changes

ASC 848, “Reference Rate Reform,” was set forth to eliminate certain reference rates and introduce new reference rates that are based on a larger, more liquid population of observable transactions that are less vulnerable to manipulation. The reference rate reform discontinues the use of certain widely used reference rates such as the London Interbank Offered Rate, or LIBOR. In response to likely challenges arising from contract modifications due to reference rate reform, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” in March 2020 to provide optional expedients and exceptions for applying GAAP to contract modifications. As such, modifications to debt contracts may be accounted for as a continuation of the existing contract by prospectively adjusting the effective interest rate. This amendment could be applied beginning March 12, 2020 through a sunset date of December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision based on expectations of when LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief provided in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 was effective upon issuance. The Company currently holds, but no longer issues, loan contracts that reference LIBOR. The Company is evaluating the most effective manner in which to modify those contracts, but does not anticipate a material financial impact.

The Inflation Reduction Act of 2022 (“IRA”) created a new nondeductible 1% excise tax on repurchases of corporate stock by certain publicly traded corporations or their specified affiliates after December 31, 2022. The tax is imposed on the fair value of the stock of a covered corporation that is repurchased in a given year, less the fair market value of any stock issued in that year. A “covered corporation” is any domestic corporation whose stock is traded on an established securities market, such as an OTC market. The excise tax applies to all of the stock of a covered corporation regardless of whether the corporation has profits or losses. The IRA contains several exceptions to the excise tax, including, but not limited to, any repurchase of stock: in which the total value of the repurchased stock in a given year does not exceed $1,000,000; that is contributed to an employer-sponsored retirement plan or other similar stock compensation plan; or that is taxed as a dividend. The impact of the IRA on our consolidated financial statements will be dependent on the extent of stock repurchases made in future periods.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of June 30, 2023 and December 31, 2022.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at June 30, 2023
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$14,439	$315
Forward sales commitments	2,027	49
To-be-announced mortgage-backed securities trades	24,000	155
Included in mortgage banking derivatives liability:
Interest rate lock commitments	—	—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—

Balance at December 31, 2022
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$—	$—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Interest rate lock commitments	8,863	95
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	10,000	80

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022.

During the six months ended June 30, 2023, the Company’s total assets increased $14.5 million, from $1.019 billion to $1.034 billion.

Cash and cash equivalents decreased $20.7 million during the six months ended June 30, 2023, from $114.6 million to $93.9 million. The decrease in cash and cash equivalents was used to fund growth in the loan portfolio.

Investment securities consist of securities available for sale and securities held to maturity. For the six-month period ended June 30, 2023, investment securities decreased $1.3 million to $353.7 million at June 30, 2023. At June 30, 2023, the Company had unrealized losses on securities available for sale of $38.2 million, compared to unrealized losses of $41.3 million at December 31, 2022, an improvement of $3.0 million. The improvement in the unrealized loss position, leading to the increase in value of securities, is directly related to the improvement in the market rates on our fixed income portfolio.

On January 1, 2023, the Company adopted ASC 326, requiring credit loss reserves on held to maturity securities. The adoption resulted in a $70,000 allowance for credit losses on securities held to maturity, which was allowed as a one-time adjustment to retained earnings at adoption. During the first half of 2023, a $5,000 recovery was realized due to two maturing bonds, leaving a $65,000 allowance for credit losses on securities held to maturity at June 30, 2023.

At June 30, 2023, equity securities improved in value from $292,000 at December 31, 2022 to $303,000 as a result of the increase in value in the equity market.

Loans held for sale increased $523,000 from December 31, 2022 to $3.3 million at June 30, 2023, as mortgage loan production increased during the first six months of 2023. Loans held for investment increased from $497.9 million at December 31, 2022 to $534.4 million at June 30, 2023, an increase of $36.5 million. The Company experienced a net increase in all loan sectors with the exception of commercial loans, commercial real estate construction loans and commercial other loans.

The allowance for loan losses was $2.3 million at December 31, 2022, which represented 0.46% of the total loans held for investment. On January 1, 2023, the Company adopted ASC 326, requiring a change to the allowance methodology. The result of the accounting standard adoption was a $2.4 million increase in the allowance for credit losses on loans, which was allowed as a one-time adjustment to retained earnings at adoption. During the six months ended June 30, 2023, the model called for a $391,000 increase to our current expected credit losses to account for charge-offs during the same period. The allowance as a percentage of loans held for investment was 0.88% at June 30, 2023. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to prepaid expenses, included in other assets, which increased $714,000 from $830,000 as of December 31, 2022 to $1.5 million at June 30, 2023.

Customer deposits, our primary funding source, experienced a $10.4 million increase during the six-month period ended June 30, 2023, increasing from $939.9 million to $950.3 million, a 1.1% increase. The growth in the number of deposit accounts and relationship sizes contributed to the increase in deposits. As the banking subsidiary of the Company operates in a primarily rural market, many competitors have exited the markets where we remain, which has driven deposit growth in our current markets. Demand noninterest-bearing checking accounts increased $15.8 million and time deposits increased $60.3 million during the six-month period ended June 30, 2023. Interest checking and money market accounts decreased $59.6 million and savings deposits decreased $6.2 million during the six months ended June 30, 2023. The decrease in interest checking, money market accounts and savings accounts is primarily related to the movement of funds into the Company’s promotional time deposits. While the Company did not require funding for the balance sheet and believes it has ample liquidity, the Company wants to ensure its depositors are paid a fair, market rate for their deposits.

Total short-term borrowings decreased $112,000 for the six-month period ended June 30, 2023. At June 30, 2023, the Company had $29.1 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at June 30, 2023.

Other changes in the Company’s liabilities are related to an increase of $724,000 in other liabilities from December 31, 2022 to June 30, 2023 resulting primarily from accrual of reserves for payables due throughout 2023. Additionally, accrued interest payable increased during the same six-month period as higher interest rates were paid on deposit accounts.

At June 30, 2023, total shareholders’ equity was $41.6 million, an increase of $4.2 million from December 31, 2022. This increase is largely a result of unrealized losses on investment securities, net of tax, decreasing by $2.3 million as the yield curve steepened. Net income for the six-month period ended June 30, 2023 was $4.2 million, which positively contributed to our shareholders’ equity. ASC 326 was adopted on January 1, 2023, requiring an adoption entry to reduce retained earnings by the current expected credit losses adjustment, net of tax, of $1.9 million, which partially offset the impact of the Company’s net income for the first half of 2023. During the six months ended June 30, 2023, the Company paid $280,000 in dividends attributable to noncontrolling interest. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended June 30, 2023 and 2022.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.2 million for the three months ended June 30, 2023, as compared to $1.7 million for the three months ended June 30, 2022, an increase of $541,000. Net income available to common shareholders was $2.1 million, or $0.29 per common share, for the three months ended June 30, 2023, compared to $1.5 million, or $0.22 per common share, for the same period in 2022. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended June 30, 2023 was $8.0 million, a $1.4 million increase from the $6.6 million reported for the comparative period in 2022. During the second quarter of 2023, the average yield on our interest-earning assets increased 147 basis points to 4.58% from the same period in 2022, and the average rate we paid for our interest-bearing liabilities increased 139 basis points to 1.73%. These changes resulted in a higher interest rate spread of 2.85% as of June 30, 2023, compared to 2.77% as of June 30, 2022. The Company’s net interest margin was 3.34% and 2.87% for the comparable periods in 2023 and 2022, respectively. The Federal Reserve Bank increased overnight rates seven times in 2022 and three times in the first half of 2023 for a total of 500 basis points, repricing many of the Company’s variable rate assets and deposit funding sources.

The following table presents average balance sheet and a net interest income analysis for the three months ended June 30, 2023 and 2022, respectively:

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2023	2022	2023	2022	2023	2022
Interest-earning assets:
Taxable securities	$299,789	$285,230	$2,623	$1,228	3.51%	1.73%
Non-taxable securities (1)	59,259	66,818	323	370	2.74%	2.72%
Short-term investments	94,382	119,709	1,181	247	5.02%	0.83%
Equity securities	326	383	5	5	6.15%	5.24%
Taxable loans	516,067	453,442	6,922	5,233	5.38%	4.63%
Non-taxable loans (1)	12,161	11,251	67	64	2.77%	2.78%
Total interest-earning assets	981,984	936,833	11,121	7,147	4.58%	3.11%
Interest-bearing liabilities:
Interest-bearing deposits	675,984	618,010	2,712	213	1.61%	0.14%
Short-term borrowed funds	948	1,124	10	0	4.23%	—
Long-term debt	29,224	29,560	332	337	4.56%	4.57%
Total interest bearing liabilities	706,156	648,694	3,054	550	1.73%	0.34%
Net interest spread	$275,828	$288,139	$8,067	$6,597	2.85%	2.77%
Net interest margin (1) (% of earning assets)					3.34%	2.87%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses on loans and securities held to maturity was $102,000 for the three months ended June 30, 2023, compared to a recovery of $13,000 for the same period in 2022. There were net loan recoveries of $16,000 for the three months ended June 30, 2023, as compared to net loan recoveries of $51,000 during the same period of 2022. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $434,000 for the three-month period ended June 30, 2023, as compared to the same period in 2022. Significant positive market adjustments of supplemental executive retirement plans contributed $821,000 to the increase in total noninterest income. This increase was offset in part by a decline in income from mortgage banking due to reduced mortgage loan production in the second quarter of 2023 compared to the second quarter of 2022, as rates rose sharply during 2022.

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

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Income from debit card transactions	$578	$578
Income from credit card transactions	168	155
Gross interchange and transaction fee income	746	733
Network costs - debit card	288	277
Network costs - credit card	143	153
Total	$315	$303

Noninterest Expense

Noninterest expense for the three months ended June 30, 2023 increased by $979,000 from the same period in 2022, to $7.8 million. Positive market adjustments of supplemental executive retirement plans contributed $821,000 to the increase in total noninterest expense.

Total other noninterest expense decreased $39,000 for the three months ended June 30, 2023, compared to the same period in 2022. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Postage	$53	$52
Telephone and data lines	48	49
Office supplies and printing	23	19
Shareholder relations expense	52	36
Dues and subscriptions	72	74
Other	341	398
Total	$589	$628
Income Tax Expense

The Company had income tax expense of $579,000 for the three months ended June 30, 2023 at an effective tax rate of 20.7% compared to income tax expense of $310,000 with an effective tax rate of 15.6% in the comparable 2022 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended June 30, 2023, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to significantly greater projected interest expense for 2023 compared to 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $4.2 million for the six months ended June 30, 2023, as compared to $2.5 million for the six months ended June 30, 2022, an increase of $1.7 million. Net income available to common shareholders was $3.9 million, or $0.55 per common share, for the six months ended June 30, 2023, compared to $2.2 million, or $0.31 per common share, for the six months ended June 30, 2022. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2023 was $15.9 million, a $3.3 million increase from the $12.6 million reported for the comparative period in 2022. During the first six months of 2023, the average yield on our interest-earning assets increased 142 basis points to 4.46% from the same period in 2022, and the average rate we paid for our interest-bearing liabilities increased 123 basis points to 1.57%. These changes resulted in a higher interest rate spread of 2.89% as of June 30, 2023, compared to 2.70% as of June 30, 2022. The Company’s net interest margin was 3.33% and 2.81% for the comparable periods in 2023 and 2022, respectively. The Federal Reserve Bank increased overnight rates seven times in 2022 and three times in the first half of 2023 for a total of 500 basis points, repricing many of the Company’s variable rate assets and deposit funding sources.

The following table presents average balance sheet and a net interest income analysis for the six months ended June 30, 2023 and 2022, respectively:

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2023	2022	2023	2022	2023	2022
Interest-earning assets:
Taxable securities	$297,005	$291,033	$5,115	$2,243	3.47%	1.55%
Non-taxable securities (1)	61,767	66,004	693	728	2.83%	2.72%
Short-term investments	101,950	104,153	2,251	287	4.45%	0.56%
Equity securities	310	388	10	10	6.51%	5.20%
Taxable loans	504,928	451,336	13,221	10,290	5.28%	4.60%
Non-taxable loans (1)	12,377	9,437	135	114	2.75%	2.98%
Total interest-earning assets	978,337	922,351	21,425	13,672	4.46%	3.04%
Interest-bearing liabilities:
Interest-bearing deposits	676,045	608,032	4,828	390	1.44%	0.13%
Short-term borrowed funds	977	1,109	19	1	3.92%	0.18%
Long-term debt	29,349	29,550	666	673	4.58%	4.59%
Total interest-bearing liabilities	706,371	638,691	5,513	1,064	1.57%	0.34%
Net interest spread	$271,966	$283,660	$15,912	$12,608	2.89%	2.70%
Net interest margin (1) (% of earning assets)					3.33%	2.81%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses on loans and securities held to maturity was $386,000 for the six months ended June 30, 2023, compared to a provision of $105,000 for the same period in 2022. There were net loan charge-offs of $376,000 for the six months ended June 30, 2023, as compared to net loan recoveries of $63,000 during the same period of 2022. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income decreased by $213,000 for the six-month period ended June 30, 2023, as compared to the same period in 2022. The primary factor contributing to the overall decline in noninterest income was a decrease of $854,000 in income from mortgage banking. This decrease is due to the reduction in production, particularly mortgage refinancing activity, as interest rates rose sharply during 2022. Additionally, positive market adjustments of $534,000 on supplemental executive retirement plans served to help offset the impact of the reduction in mortgage banking income.

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

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Income from debit card transactions	$1,131	$1,083
Income from credit card transactions	339	300
Gross interchange and transaction fee income	1,470	1,383
Network costs - debit card	544	531
Network costs - credit card	307	311
Total	$619	$541

Noninterest Expense

Noninterest expense for the six months ended June 30, 2023 increased by $544,000 from the same period in 2022, to $15.0 million. Positive market adjustments totaling $534,000 on supplemental executive retirement plans was the primary contributor to the increase in total noninterest expense.

Total other noninterest expense decreased $22,000 for the six months ended June 30, 2023, compared to the same period in 2022. The table below reflects the composition of other noninterest expense for the referenced periods.

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Postage	$112	$117
Telephone and data lines	99	105
Office supplies and printing	46	43
Shareholder relations expense	88	73
Dues and subscriptions	141	150
Other	681	701
Total	$1,167	$1,189

Income Tax Expense

The Company had income tax expense of $1.1 million for the six months ended June 30, 2023 at an effective tax rate of 20.1% compared to income tax expense of $478,000 with an effective tax rate of 16.1% in the comparable 2022 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the six months ended June 30, 2023, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to significantly greater projected interest expense for 2023 compared to 2022.

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

At June 30, 2023, the level of our individually assessed loans, which includes all loans in nonaccrual status with total relationship exposure of more than $100,000 of collateral dependency, was $187,000.

The allowance, expressed as a percentage of gross loans held for investment, increased forty-two basis points from 0.46% at December 31, 2022 to 0.88% at June 30, 2023. The initial adoption of ASU 2016-13 on January 1, 2023 added forty-eight basis points to the December 31, 2022 reported allowance as a percentage of gross loans held for investment. Activity and forecast updates within the CECL model from January 1, 2023 to June 30, 2023 required a reduction of 6 basis points in allowance as a percentage of loans.

The ratio of nonaccrual loans to total loans decreased from 0.08% at December 31, 2022 to 0.07% at June 30, 2023, and was related to the $36.5 million increase in the held for investment loan portfolio. Three loans were converted to nonaccrual during the first half of 2023, offset by one loan that was moved to other real estate owned, one loan that was removed from nonaccrual status and one loan that was charged off.

Other real estate owned increased to $141,000 at June 30, 2023 compared to $0 at December 31, 2022 as there was one loan foreclosed on during the first quarter of 2023.

As of June 30, 2023, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio.

The following table shows the comparison of nonperforming assets at June 30, 2023 and December 31, 2022:

Nonperforming Assets

(dollars in thousands)

	June 30, 2023	December 31, 2022
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	401	399
Other real estate owned	141	—
Total nonperforming assets	$542	$399
Allowance for credit losses on loans	$4,713	$2,290
Nonaccrual loans to total loans	0.07%	0.08%
Allowance for credit losses on loans to total loans	0.88%	0.46%
Allowance for credit losses on loans to nonaccrual loans	1,176.17%	573.93%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 36% and 38% of total deposits at June 30, 2023 and December 31, 2022, respectively. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At June 30, 2023, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $140.8 million; and access to borrowings from the Federal Reserve Bank discount window, with available credit of $14.8 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of June 30, 2023, $3.0 million remained available for use on the line of credit. The Company has also secured long-term debt from other sources consisting of $29.1 million of junior subordinated debt at June 30, 2023 and $29.6 million at December 31, 2022.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Interest-earning cash and cash equivalents	83,245	109,224
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	15.6%	21.9%
Total earning assets	8.5%	11.3%
Total deposits	8.8%	11.6%

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

As of June 30, 2023, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.6 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.6 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2023, the Company had $29.1 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2023, with the exception of mortgage banking derivatives. See Note 14 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2023. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
April 1, 2023 Through April 30, 2023	—	$—	—	$—
May 1, 2023 Through May 31, 2023	—	$—	—	$—
June 1, 2023 Through June 30, 2023	17,278	$7.71	—	$—
Total	17,278	$7.71	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 8, 2023	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 8, 2023	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer