Form 10-Q
period 2023-09-30
UWHARRIE CAPITAL CORP
filed 2023-11-07
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,028,454 shares of common stock outstanding as of November 3, 2023.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	September 30, 2023 (Unaudited)	December 31, 2022*
	(dollars in thousands)
ASSETS
Cash and due from banks	$9,463	$5,357
Interest-earning deposits with banks	68,407	109,224
Cash and cash equivalents	77,870	114,581
Securities available for sale, at fair value (amortized cost $374,686 and $365,936, respectively)	328,099	324,683
Securities held to maturity, at amortized cost (fair value $24,807 and $27,178, respectively)	29,146	30,306
Less allowance for credit losses on securities held to maturity	(65)	—
Net securities held to maturity	29,081	30,306
Equity security, at fair value	299	292
Loans held for sale	4,584	2,774
Loans held for investment	578,835	497,889
Less allowance for credit losses on loans	(5,115)	(2,290)
Net loans held for investment	573,720	495,599
Premises and equipment, net	15,172	14,735
Interest receivable	4,313	3,633
Restricted stock	1,672	1,428
Bank-owned life insurance	7,756	7,652
Deferred income tax benefit	12,512	10,726
Loan servicing assets	4,431	4,931
Mortgage banking derivatives	711	—
Other assets	9,582	8,150
Total assets	$1,069,802	$1,019,490

LIABILITIES
Deposits:
Demand noninterest-bearing	$276,484	$261,882
Interest checking and money market accounts	435,289	486,548
Savings deposits	103,953	104,301
Time deposits, $250,000 and over	70,026	35,979
Other time deposits	104,537	51,146
Total deposits	990,289	939,856
Short-term borrowed funds	931	1,044
Long-term debt	29,085	29,607
Mortgage banking derivatives	—	175
Other liabilities	12,427	11,411
Total liabilities	1,032,732	982,093

Off balance sheet items, commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,049,510 and 7,075,125 at September 30, 2023 and December 31, 2022, respectively	8,812	8,844
Common stock dividend distributable	176	—
Additional paid-in capital	13,331	12,633
Undivided profits	39,980	37,030
Accumulated other comprehensive loss	(35,884)	(31,765)
Total Uwharrie Capital Corp shareholders’ equity	26,415	26,742
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	37,070	37,397
Total liabilities and shareholders’ equity	$1,069,802	$1,019,490

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$7,645	$5,367	$21,001	$15,771
Investment securities
Investment securities, taxable	2,764	1,577	7,879	3,820
Investment securities, non-taxable	317	391	1,010	1,119
Equity Securities	5	5	15	15
Interest-earning deposits with banks and federal funds sold	979	725	3,230	1,012
Total interest income	11,710	8,065	33,135	21,737
Interest Expense
Interest checking and money market accounts	1,564	434	4,471	693
Savings deposits	120	20	288	57
Time deposits, $250,000 and over	723	25	1,515	53
Other time deposits	781	34	1,742	100
Short-term borrowed funds	11	2	30	3
Long-term debt	334	338	1,000	1,011
Total interest expense	3,533	853	9,046	1,917
Net interest income	8,177	7,212	24,089	19,820
Provision for (recovery of) credit losses	599	(1,512)	985	(1,407)
Net interest income after provision for (recovery of) credit losses	7,578	8,724	23,104	21,227

Noninterest Income
Service charges on deposit accounts	272	282	785	786
Other service fees and commissions	875	763	2,586	2,465
Interchange and card transaction fees, net	291	315	910	856
Loss on sale of securities	—	—	(42)	(91)
Realized/unrealized gain (loss) on equity securities	(4)	(6)	7	(71)
Income from mortgage banking	957	819	2,542	3,258
Supplemental executive retirement plan loss	(20)	(74)	(38)	(626)
Other income	148	139	437	542
Total noninterest income	2,519	2,238	7,187	7,119
Noninterest Expense
Salaries and employee benefits	4,822	4,868	14,498	14,796
Net occupancy expense	460	424	1,345	1,276
Equipment expense	195	199	578	580
Data processing costs	103	204	511	610
Loan costs	88	92	286	356
Professional fees and services	268	217	705	633
Marketing and donations	313	359	1,037	898
Electronic banking expense	140	123	410	351
Software amortization and maintenance	311	304	914	923
FDIC insurance	119	84	353	237
Supplemental executive retirement plan loss	(20)	(74)	(38)	(626)
Other noninterest expense	591	600	1,758	1,789
Total noninterest expense	7,390	7,400	22,357	21,823
Income before income taxes	2,707	3,562	7,934	6,523
Income taxes	558	737	1,608	1,215
Net income	$2,149	$2,825	$6,326	$5,308
Consolidated net income	$2,149	$2,825	$6,326	$5,308
Less: net income attributable to noncontrolling interest	(142)	(142)	(422)	(422)
Net income attributable to Uwharrie Capital Corp and common shareholders	2,007	2,683	5,904	4,886
Net income per common share
Basic	$0.28	$0.37	$0.82	$0.67
Diluted	$0.28	$0.37	$0.82	$0.67
Weighted average shares outstanding
Basic	7,196,706	7,245,951	7,209,426	7,253,349
Diluted	7,196,706	7,245,951	7,209,426	7,253,349

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)

Net income	$2,149	$2,825	$6,326	$5,308

Unrealized loss on available for sale securities	(8,351)	(12,158)	(5,376)	(42,836)
Related tax effect	1,918	2,796	1,223	9,849
Reclassification of loss recognized in net income	—	—	42	91
Related tax effect	—	—	(8)	(17)

Total other comprehensive loss	(6,433)	(9,362)	(4,119)	(32,913)

Comprehensive income (loss)	(4,284)	(6,537)	2,207	(27,605)

Less: Comprehensive income attributable to noncontrolling interest	(142)	(142)	(422)	(422)

Comprehensive income (loss) attributable to Uwharrie Capital Corp	$(4,426)	$(6,679)	$1,785	$(28,027)

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Loss	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, June 30, 2022	6,930,717	$8,664	$—	$11,814	$32,754	$(24,702)	$10,655	$39,185
Net Income	—	—	—	—	2,683	—	142	2,825
2.5% stock dividend declaration	—	—	216	1,083	(1,299)	—	—	—
Repurchase and retirement of common stock	(2,056)	(3)	—	(11)	—	—	—	(14)
Other comprehensive loss	—	—	—	—	—	(9,362)	—	(9,362)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2022	6,928,661	$8,661	$216	$12,886	$34,138	$(34,064)	$10,655	$32,492

Balance, June 30, 2023	7,057,847	$8,823	$—	$12,521	$39,012	$(29,451)	$10,655	$41,560
Net Income	—	—	—	—	2,007	—	142	2,149
2% stock dividend declaration	—	—	176	863	(1,039)	—	—	—
Repurchase and retirement of common stock	(8,337)	(11)	—	(53)	—	—	—	(64)
Other comprehensive loss	—	—	—	—	—	(6,433)	—	(6,433)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2023	7,049,510	$8,812	$176	$13,331	$39,980	$(35,884)	$10,655	$37,070

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Loss	Non Controlling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2021	6,959,556	$8,700	$—	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	—	4,886	—	422	5,308
2.5% stock dividend declaration	—	—	216	1,083	(1,299)	—	—	—
Repurchase and retirement of common stock	(30,895)	(39)	—	(229)	—	—	—	(268)
Other comprehensive loss	—	—	—	—	—	(32,913)	—	(32,913)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2022	6,928,661	$8,661	$216	$12,886	$34,138	$(34,064)	$10,655	$32,492

Balance, December 31, 2022	7,075,125	$8,844	$—	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	—	—	—	(1,915)	—	—	(1,915)
Net Income	—	—	—	—	5,904	—	422	6,326
2% stock dividend declaration	—	—	176	863	(1,039)	—	—	—
Repurchase and retirement of common stock	(25,615)	(32)	—	(165)	—	—	—	(197)
Other comprehensive loss	—	—	—	—	—	(4,119)	—	(4,119)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2023	7,049,510	$8,812	$176	$13,331	$39,980	$(35,884)	$10,655	$37,070

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Cash flows from operating activities
Net income	$6,326	$5,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	828	860
Right of use asset amortization	282	263
Provision for (recovery of) credit losses	985	(1,407)
Loss on sale of securities available for sale	42	91
Gain on sale of premises and equipment	(70)	(152)
Gain on sale of mortgage loans	(690)	(2,341)
Realized/unrealized (gain) loss on equity securities	(7)	71
Net amortization of premium on investment securities available for sale	1,430	2,074
Net amortization of premium on investment securities held to maturity	107	111
Amortization of loan servicing rights	933	1,019
Originations and purchases of mortgage loans for sale	(60,803)	(102,337)
Proceeds from sales of mortgage loans for sale	59,683	121,622
Mortgage banking derivatives	(886)	640
Loan servicing assets	(432)	(1,090)
Accrued interest receivable	(680)	(649)
Prepaid assets	(523)	(56)
Cash surrender value of life insurance	(104)	(89)
Miscellaneous other assets	(469)	1,181
Accrued interest payable	219	63
Miscellaneous other liabilities	788	46
Net cash provided by operating activities	6,959	25,228
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	11,329	8,398
Proceeds from maturities, calls and paydowns of securities available for sale	19,833	32,304
Proceeds from maturities, calls and paydowns of securities held to maturity	1,053	347
Purchase of investment securities available for sale	(41,384)	(76,657)
Purchase of investments in other assets	(300)	(409)
Net change in restricted stock	(244)	(507)
Net increase in loans	(81,659)	(56,354)
Purchase of premises and equipment	(1,497)	(228)
Proceeds from sale of premises and equipment	78	545
Net cash used by investing activities	(92,791)	(92,561)
Cash flows from financing activities
Net increase in deposit accounts	50,433	126,809
Net increase (decrease) in federal funds purchased and other short-term borrowings	(113)	22
Repayment of long-term borrowings	(580)	—
Repurchase of common stock, net	(197)	(268)
Dividends paid on preferred stock (noncontrolling interest)	(422)	(422)
Net cash provided by financing activities	49,121	126,141
Increase (decrease) in cash and cash equivalents	(36,711)	58,808
Cash and cash equivalents, beginning of period	114,581	94,410
Cash and cash equivalents, end of period	$77,870	$153,218
Supplemental disclosures of cash flow information
Interest paid	$8,764	$1,792
Income taxes paid	1,762	1,217
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(4,119)	$(32,913)
Initial ROU asset for leased properties	—	128
Initial lease liability for leased properties	—	126
Loans transferred to foreclosed real estate	142	—
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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the available for sale portfolio. Accrued interest receivable on available for sale debt securities, included in Interest Receivable in the consolidated balance sheets, totaled $2.2 million at September 30, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, included in Interest Receivable in the consolidated balance sheets, totaled $392,000 at September 30, 2023 and was excluded from the estimate of credit losses.

The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Management classifies the held to maturity portfolio into the following major security types: U.S. government agencies, state and political subdivisions and corporate bonds. All of the U.S. government agency securities are issued by government-sponsored agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded for these securities at September 30, 2023. The state and political subdivisions securities held by the Company are highly rated by major rating agencies. As such, there was minimal allowance for credit losses recorded at September 30, 2023 for state and political subdivisions securities.

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

The following table presents the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)

Beginning balance	$(29,451)	$(24,702)	$(31,765)	$(1,151)

Other comprehensive loss before reclassifications, net of $1,918, $2,796, $1,223 and $9,849 tax effect, respectively	(6,433)	(9,362)	(4,153)	(32,987)

Amounts reclassified from accumulated other comprehensive loss, net of $0, $0, ($8) and ($17) tax effect, respectively	—	—	34	74

Net current-period other comprehensive loss	(6,433)	(9,362)	(4,119)	(32,913)

Ending balance	$(35,884)	$(34,064)	$(35,884)	$(34,064)

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

Note 4 – Per Share Data

On October 17, 2023, the Company's Board of Directors declared a 2% stock dividend payable November 21, 2023 to shareholders of record on November 7, 2023. All information in the accompanying consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. The number of shares and earnings per share for the 2022 periods have also been adjusted for the 2.5% stock dividend declared on October 18, 2022.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2023 or December 31, 2022.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,196,706 for the three-month period ended September 30, 2023 compared to 7,245,951 for the three-month period ended September 30, 2022. For the nine-month period ended September 30, 2023, the weighted average number of common shares outstanding was 7,209,426 compared to 7,253,349 for the nine-month period ended September 30, 2022.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,974	$—	$4,740	$50,234
U.S. government agencies	46,813	92	1,162	45,743
GSE - Mortgage-backed securities and CMOs	138,465	—	18,505	119,960
Asset-backed securities	32,656	309	273	32,692
State and political subdivisions	95,778	—	21,752	74,026
Corporate bonds	6,000	—	556	5,444
Total securities available for sale	$374,686	$401	$46,988	$328,099

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
	(dollars in thousands)
Securities held to maturity
U.S. government agencies	$133	$—	$1	$132	$—
State and political subdivisions	14,013	—	2,222	11,791	—
Corporate bonds	15,000	—	2,116	12,884	65
Total securities held to maturity	$29,146	$—	$4,339	$24,807	$65

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,948	$—	$4,318	$50,630
U.S. government agencies	34,746	64	1,048	33,762
GSE - Mortgage-backed securities and CMOs	132,059	—	16,064	115,995
Asset-backed securities	37,228	70	612	36,686
State and political subdivisions	100,955	—	18,689	82,266
Corporate bonds	6,000	—	656	5,344
Total securities available for sale	$365,936	$134	$41,387	$324,683

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. government agencies	$152	$—	$5	$147
State and political subdivisions	15,154	—	1,775	13,379
Corporate bonds	15,000	—	1,348	13,652
Total securities held to maturity	$30,306	$—	$3,128	$27,178

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at September 30, 2023 and December 31, 2022. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $712,000 and $469,000 at September 30, 2023 and December 31, 2022, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2023.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the nine months ended September 30, 2023.

	U.S. government agencies	State and political subdivisions	Corporate bonds
	(dollars in thousands)

Balance, December 31, 2022	$—	$—	$—
Cumulative effect of change in accounting principle	—	3	67
Recovery of credit losses	—	(3)	(2)
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, September 30, 2023	$—	$—	$65

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at September 30, 2023.

September 30, 2023	U.S. government agencies	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$1,161	$—	$1,161
Aa1/Aa2/Aa3	—	12,852	—	12,852
A1/A2	—	—	—	—
BBB	—	—	—	—
Not rated	133	—	15,000	15,133
Total	$133	$14,013	$15,000	$29,146

At September 30, 2023, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the nine months ended September 30, 2023.

Results from sales of securities available for sale for the three and nine-month periods ended September 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$11,329	$8,398

Realized gains from sales	$—	$—	$54	$52
Realized losses from sales	—	—	(96)	(143)
Net realized losses	$—	$—	$(42)	$(91)

At September 30, 2023 and December 31, 2022, securities available for sale with a carrying amount of $151.0 million and $153.3 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance has not been recorded aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023.

	Less than 12 Months			12 Months or More			Total
September 30, 2023	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	9	$50,234	$4,740	$50,234	$4,740
U.S. government agencies	11	17,131	101	18	15,571	1,061	32,702	1,162
GSE-Mortgage-backed securities and CMOs	8	16,565	537	60	101,515	17,968	118,080	18,505
Asset-backed securities	1	666	2	9	13,511	271	14,177	273
State and political subdivisions	7	9,500	777	56	64,210	20,975	73,710	21,752
Corporate bonds	—	—	—	3	5,444	556	5,444	556
Total securities available for sale	27	$43,862	$1,417	155	$250,485	$45,571	$294,347	$46,988

The following tables show the gross unrealized losses and estimated fair value of available for sale securities and held to maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2022.

	Less than 12 Months			12 Months or More			Total
December 31, 2022	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	4	$27,991	$509	5	$22,639	$3,809	$50,630	$4,318
U.S. government agencies	6	8,580	69	14	13,994	979	22,574	1,048
GSE-Mortgage-backed securities and CMOs	28	35,657	2,021	34	77,799	14,043	113,456	16,064
Asset-backed securities	12	22,828	315	5	7,326	297	30,154	612
State and political subdivisions	14	19,381	688	50	61,359	18,001	80,740	18,689
Corporate bonds	—	—	—	3	5,344	656	5,344	656
Total securities available for sale	64	$114,437	$3,602	111	$188,461	$37,785	$302,898	$41,387

	Less than 12 Months			12 Months or More			Total
December 31, 2022	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities held to maturity
U.S. government agencies	1	$147	$5	—	$—	$—	$147	$5
State and political subdivisions	9	12,354	1,621	1	1,025	154	13,379	1,775
Corporate bonds	4	6,383	367	10	7,269	981	13,652	1,348
Total securities held to maturity	14	$18,884	$1,993	11	$8,294	$1,135	$27,178	$3,128

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit losses, management considers, among other things: the length of time and the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and the ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, but that the losses are temporary in nature. At September 30, 2023, the Company does not intend to sell and is not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of September 30, 2023:

	September 30, 2023
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale

Due within twelve months	25,974	25,677	4.72%
Due after one but within five years	34,202	30,921	2.16%
Due after five but within ten years	79,717	68,298	2.36%
Due after ten years	234,793	203,203	3.54%
	$374,686	$328,099	3.24%

	September 30, 2023
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity

Due within twelve months	1,025	1,016	2.83%
Due after one but within five years	—	—	—
Due after five but within ten years	18,852	16,206	4.17%
Due after ten years	9,269	7,585	3.50%
	$29,146	$24,807	3.91%

The portion of unrealized gains and losses for the three and nine months ended September 30, 2023 and 2022 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$—

Net gains (losses) recognized during the period on equity securities	$(4)	$(6)	$7	$(71)
Less: Net gains (losses) recognized from equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(4)	$(6)	$7	$(71)

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Commercial
Commercial	$97,864	$85,917
SBA Paycheck Protection Program (PPP)	215	545
Real estate - commercial	211,933	183,550
Other real estate construction loans	44,091	37,077
Other loans	6,326	6,666
Noncommercial
Real estate 1-4 family construction	12,171	6,613
Real estate - residential	133,957	108,669
Home equity	59,954	58,186
Consumer loans	11,488	9,762
	577,999	496,985
Less:
Allowance for credit losses	(5,115)	(2,290)
Deferred loan costs net	836	904

Loans held for investment, net	$573,720	$495,599

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three and nine months ended September 30, 2023 under the CECL methodology.

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, June 30, 2023	$1,028	$1,880	$356	$7	$23	$666	$581	$172	$4,713
Provision for (recovery of) credit losses	361	84	62	3	3	59	(13)	39	598
Charge-offs	(201)	—	—	—	—	—	—	(13)	(214)
Recoveries	3	—	—	—	—	1	—	14	18
Net (charge-offs) recoveries	(198)	—	—	—	—	1	—	1	(196)
Balance, September 30, 2023	$1,191	$1,964	$418	$10	$26	$726	$568	$212	$5,115

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, December 31, 2022	$435	$760	$177	$4	$—	$561	$277	$76	$2,290
Cumulative effect of change in accounting principle	702	1,017	143	5	—	74	375	91	2,407
Provision for (recovery of) credit losses	585	187	140	1	26	89	(92)	54	990
Charge-offs	(545)	—	(42)	—	—	—	—	(71)	(658)
Recoveries	14	—	—	—	—	2	8	62	86
Net (charge-offs) recoveries	(531)	—	(42)	—	—	2	8	(9)	(572)
Balance, September 30, 2023	$1,191	$1,964	$418	$10	$26	$726	$568	$212	$5,115

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

Allowance for loan losses and loan balances as of December 31, 2022	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$40	$704	$1,336	$313,181	$1,376	$313,885
Non-Commercial	133	2,368	781	181,636	914	184,004
Total	$173	$3,072	$2,117	$494,817	$2,290	$497,889

Allowance for loan losses for the three months ended September 30, 2022	Commercial	Non-Commercial	Total
	(dollars in thousands)

Balance, beginning of period	$2,560	$1,634	$4,194
Recovery of loan losses	(1,208)	(304)	(1,512)
Charge-offs	—	(28)	(28)
Recoveries	3	4	7
Net (charge-offs) recoveries	3	(24)	(21)
Balance at end of period	$1,355	$1,306	$2,661

Allowance for loan losses for the nine months ended September 30, 2022	Commercial	Non-Commercial	Total
	(dollars in thousands)

Balance, beginning of period	$2,429	$1,597	$4,026
Recovery of loan losses	(1,142)	(265)	(1,407)
Charge-offs	—	(52)	(52)
Recoveries	68	26	94
Net (charge-offs) recoveries	68	(26)	42
Balance at end of period	$1,355	$1,306	$2,661

Allowance for loan losses and loan balances as of September 30, 2022	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)

Commercial	$39	$528	$1,316	$298,363	$1,355	$298,891
Non-Commercial	150	2,369	1,156	175,915	1,306	178,284
Total	$189	$2,897	$2,472	$474,278	$2,661	$477,175

Past due loan information is used by management when assessing the adequacy of the allowance for loan losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

September 30, 2023	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)

Commercial	$59	$—	$59	$97,805	$97,864	$—
SBA Paycheck Protection Program (PPP)	—	—	—	211	211	—
Real estate - commercial	46	532	578	211,486	212,064	—
Other real estate construction	—	—	—	44,091	44,091	—
Real estate 1-4 family construction	—	—	—	12,171	12,171	—
Real estate - residential	240	289	529	134,137	134,666	—
Home equity	350	—	350	59,604	59,954	—
Consumer loans	31	—	31	11,457	11,488	—
Other loans	—	—	—	6,326	6,326	—
Total	$726	$821	$1,547	$577,288	$578,835	$—

December 31, 2022	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
	(dollars in thousands)

Commercial	$—	$71	$71	$85,846	$85,917	$—
SBA Paycheck Protection Program (PPP)	252	—	252	279	531	—
Real estate - commercial	230	—	230	183,464	183,694	—
Other real estate construction	—	183	183	36,894	37,077	—
Real estate 1-4 family construction	—	—	—	6,613	6,613	—
Real estate - residential	507	117	624	108,819	109,443	—
Home equity	107	28	135	58,051	58,186	—
Consumer loan	29	—	29	9,733	9,762	—
Other loans	—	—	—	6,666	6,666	—
Total	$1,125	$399	$1,524	$496,365	$497,889	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The Company had $0 in foreclosed residential real estate and $0 of residential real estate in process of foreclosure at September 30, 2023 and December 31, 2022.

The composition of nonaccrual loans by class as of September 30, 2023 and December 31, 2022 was as follows:

	CECL			Nine Months Ended	Incurred Loss
	September 30, 2023			September 30, 2023	December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income	Nonaccrual Loans
	(dollars in thousands)

Commercial	$—	$—	$—	$—	$71
SBA Paycheck Protection Program (PPP)	—	—	—	—	—
Real estate - commercial	400	132	532	13	—
Other real estate construction	—	—	—	—	183
Real estate 1-4 family construction	—	—	—	—	—
Real estate - residential	187	102	289	13	117
Home equity	—	—	—	—	28
Consumer loans	—	—	—	—	—
Other loans	—	—	—	—	—
	$587	$234	$821	$26	$399

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

The following table details the amortized cost of collateral dependent loans and any related allowance at September 30, 2023.

September 30, 2023	Amortized Cost	Allowance for Credit Losses
(dollars in thousands)
Commercial	$—	$—
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	523	19
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	178	—
Home equity	—	—
Consumer loans	—	—
Other loans	—	—
Total	$701	$19

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2023:

September 30, 2023	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial (including PPP)
Pass	$16,816	$22,316	$16,937	$8,187	$2,349	$10,985	$19,689	$97,279
Watch	52	25	—	154	—	—	498	729
Special Mention	—	49	—	—	—	18	—	67
Substandard	—	—	—	—	—	—	—	—
Total commercial (including PPP)	16,868	22,390	16,937	8,341	2,349	11,003	20,187	98,075

Real estate - commercial
Pass	44,823	45,990	38,640	25,923	15,741	36,805	2,486	210,408
Watch	—	—	—	—	76	—	—	76
Special Mention	—	—	588	123	175	162	—	1,048
Substandard	—	—	400	132	—	—	—	532
Total real estate - commercial	44,823	45,990	39,628	26,178	15,992	36,967	2,486	212,064

Other real estate construction
Pass	18,834	12,530	4,146	4,934	579	2,223	797	44,043
Watch	—	—	—	—	—	48	—	48
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	18,834	12,530	4,146	4,934	579	2,271	797	44,091

Real estate 1-4 family construction
Pass	6,208	5,463	500	—	—	—	—	12,171
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	6,208	5,463	500	—	—	—	—	12,171

Real estate - residential
Pass	32,890	41,744	25,400	11,693	3,566	15,867	583	131,743
Watch	—	—	209	82	125	721	—	1,137
Special Mention	109	558	504	—	—	326	—	1,497
Substandard	—	—	—	204	—	85	—	289
Total real estate - residential	32,999	42,302	26,113	11,979	3,691	16,999	583	134,666

Home equity
Pass	76	134	156	237	94	1,655	57,452	59,804
Watch	—	—	—	—	19	131	—	150
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total home equity	76	134	156	237	113	1,786	57,452	59,954

Consumer loans
Pass	3,881	2,359	739	140	168	382	3,775	11,444
Watch	—	—	—	—	—	—	—	—
Special Mention	—	44	—	—	—	—	—	44
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,881	2,403	739	140	168	382	3,775	11,488

Other loans
Pass	—	1,615	2,934	1,329	—	448	—	6,326
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	—	1,615	2,934	1,329	—	448	—	6,326

Total loans	$123,689	$132,827	$91,153	$53,138	$22,892	$69,856	$85,280	$578,835

During nine months ended September 30, 2023, twenty-five loans totaling $987,000 were converted from revolving to term loans.

The following table presents gross charge-offs by origination date as of September 30, 2023:

September 30, 2023	Gross Loan Charge-offs by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$—	$—	$159	$315	$71	$—	$545
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—	—	—
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	42	—	—	—	—	—	42
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	23	4	3	—	4	37	71
Total charge-offs	$—	$65	$4	$162	$315	$75	$37	$658

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2022:

December 31, 2022	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)

Commercial	$85,789	$57	$71	$—	$85,917
SBA Paycheck Protection Program (PPP)	531	—	—	—	531
Real estate - commercial	182,110	1,584	—	—	183,694
Other real estate construction	36,717	51	309	—	37,077
Real estate 1-4 family construction	6,613	—	—	—	6,613
Real estate - residential	106,968	2,359	116	—	109,443
Home equity	58,050	108	28	—	58,186
Consumer loans	9,715	47	—	—	9,762
Other loans	6,666	—	—	—	6,666
Total	$493,159	$4,206	$524	$—	$497,889

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2023 and December 31, 2022 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2023 and December 31, 2022:

September 30, 2023	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$97,864	$—	$97,864
SBA Paycheck Protection Program (PPP)	211	—	211
Real estate - commercial	211,532	532	212,064
Other real estate construction	44,091	—	44,091
Real estate 1-4 family construction	12,171	—	12,171
Real estate - residential	134,377	289	134,666
Home equity	59,954	—	59,954
Consumer loans	11,488	—	11,488
Other loans	6,326	—	6,326
Total	$578,014	$821	$578,835

December 31, 2022	Performing	Non- Performing	Total
	(dollars in thousands)

Commercial	$85,846	$71	$85,917
SBA Paycheck Protection Program (PPP)	531	—	531
Real estate - commercial	183,694	—	183,694
Other real estate construction	36,894	183	37,077
Real estate 1-4 family construction	6,613	—	6,613
Real estate - residential	109,326	117	109,443
Home equity	58,158	28	58,186
Consumer loans	9,762	—	9,762
Other loans	6,666	—	6,666
Total	$497,490	$399	$497,889

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

December 31, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
	(dollars in thousands)

Commercial	$18	$—	$18	$22
SBA Paycheck Protection Program (PPP)	—	—	—	—
Real estate - commercial	503	—	503	18
Other real estate construction	183	183	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	2,318	572	1,746	131
Home equity	28	28	—	—
Consumer loans	22	—	22	2
Other loans	—	—	—	—
Total	$3,072	$783	$2,289	$173

The table below shows interest income received on impaired loans by class for the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2022
	Average Recorded Investment	Interest Income
	(dollars in thousands)

Commercial	$497	$30
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	1,024	54
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	2,192	118
Home equity	38	1
Consumer loans	—	—
Other loans	—	—
Total	$3,751	$203

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

The Company did not modify any loans for borrowers experiencing financial difficulty during the nine-month period ended September 30, 2023. Accordingly, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first three quarters of 2023 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement.

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

At December 31, 2022, the Company had $2.8 million in TDRs outstanding, of which two with balances totaling $52,000 were on a nonaccrual basis.

The following table presents as of September 30, 2022, the status of the types of loans modified as TDRs within the twelve months preceding such date.

	Paid In Full		Paying as restructured		Converted to nonaccrual		Foreclosure/Default
September 30, 2022	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments	Number of Loans	Recorded Investments
	(dollars in thousands)
Below market interest rate	1	$219	—	$—	—	$—	—	$—
Extended payment terms	—	—	—	—	—	—	—	—
Forgiveness of principal/other	7	2,144	4	1,240	—	—	—	—
Total	8	$2,363	4	$1,240	—	$—	—	$—

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of three to six years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2023, operating lease ROU assets were $1.6 million and the operating lease liability was $1.7 million, compared to operating lease ROU assets of $2.0 million and an operating lease liability of $2.1 million at September 30, 2022. Lease costs associated with all leases was $106,000 and $317,000 for the three and nine months ended September 30, 2023, respectively.

The table below summarizes other information related to our operating leases:

	Nine Months Ended September 30,
	2023	2022
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$325	$307
Right-of-use assets obtained in exchange for new operating lease liabilities	1,590	1,965
Weighted-average remaining lease term - operating leases, in years	4.2	5.1
Weighted-average discount rate - operating leases	2.57%	2.53%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2023
(in thousands)
2023 (remaining three months)	$109
2024	446
2025	455
2026	416
2027	260
2028 and thereafter	117
Total lease payments	1,803
Less: Interest	(99)
Present value of lease liabilities	1,704

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

At September 30, 2023 and December 31, 2022, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	September 30, 2023	December 31, 2022
	(dollars in thousands)

Commitments to extend credit	$193,001	$165,992
Credit card commitments	22,711	20,376
Standby letters of credit	7,988	8,135
Total commitments	$223,700	$194,503

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $150,000 and $141,000 at September 30, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2023.

Total Allowance for Credit Losses - Unfunded Commitments
(dollars in thousands)

Balance, December 31, 2022	$141
Cumulative effect of change in accounting principle	9
Provision for (recovery of) credit losses	—
Balance, September 30, 2023	$150

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$50,234	$50,234	$—	$—
U.S. government agencies	45,743	—	45,743	—
GSE - Mortgage-backed securities and CMOs	119,960	—	115,956	4,004
Asset-backed securities	32,692	—	32,692	—
State and political subdivisions	74,026	—	74,026	—
Corporate bonds	5,444	—	5,444	—
Equity securities	299	299	—	—
Mortgage banking derivatives	711	—	283	428
Total assets at fair value on a recurring basis	$329,109	$50,533	$274,144	$4,432

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$50,630	$50,630	$—	$—
U.S. government agencies	33,762	—	33,762	—
GSE - Mortgage-backed securities and CMOs	115,995	—	111,996	3,999
Asset-backed securities	36,686	—	36,686	—
State and political subdivisions	82,266	—	82,266	—
Corporate bonds	5,344	—	5,344	—
Equity securities	292	292	—	—
Mortgage banking derivatives	—	—	—	—
Total assets at fair value on a recurring basis	$324,975	$50,922	$270,054	$3,999
Mortgage banking derivatives	$175	$—	$80	$95
Total liabilities at fair value on a recurring basis	$175	$—	$80	$95

The following table provides a rollforward for recurring Level 3 fair value measurements:

	September 30, 2023
	Mortgage banking derivatives: Interest rate lock commitments	Securities available for sale: GSE mortgage-backed securities and CMOs	Total
	(dollars in thousands)
Balance at December 31, 2022	$(95)	$3,999	$3,904
Change in fair value:
Included in income from mortgage banking	523	—	523
Included in accumulated other comprehensive income (loss)	—	5	5
Change in observability of significant inputs:
Included in income from mortgage banking	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	—
Balance at September 30, 2023	$428	$4,004	$4,432

During the fourth quarter of 2022, the Company had one mortgage-backed security that was transferred from Level 2 to Level 3 due to changes in the observability of significant inputs. At December 31, 2022, the Company was unable to observe a credit rating, pricing or recent trade history for the security or other such similar assets. At September 30, 2023, there were no significant observable inputs, and the fair value of the security remained classified as Level 3.

The fair value of mortgage IRLCs at September 30, 2023 was calculated based on a notional amount of $23.7 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At September 30, 2023, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 87.7% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2022 was calculated based on a notional amount of $8.9 million. Significant unobservable inputs were the same as those used for the nine months ended

September 30, 2023 and assumed a projected pull-through rate of 92.98% at December 31, 2022. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$112	$—	$—	$112
Total assets at fair value on a nonrecurring basis	$112	$—	$—	$112

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,116	$—	$—	$2,116
Total assets at fair value on a nonrecurring basis	$2,116	$—	$—	$2,116

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2023
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%

December 31, 2022
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%
	Discounted cash flows	Discount rates	4% - 8.75%

At September 30, 2023, individually evaluated loans were being evaluated with discounted appraisals for individually assessed nonaccrual loans deemed collateral dependent.

Note 12 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2023 and December 31, 2022 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2023 and December 31, 2022:

September 30, 2023	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$77,870	$77,870	$77,870	$—	$—
Securities available for sale	328,099	328,099	50,234	273,861	4,004
Securities held to maturity	29,146	24,807	—	11,923	12,884
Equity securities	299	299	299	—	—
Loans held for investment, net	573,720	523,118	—	—	523,118
Loans held for sale	4,584	4,584	—	4,584	—
Restricted stock	1,672	1,672	1,672	—	—
Loan servicing assets	4,431	7,161	—	7,161	—
Mortgage banking derivatives	711	711	—	283	428
Accrued interest receivable	4,313	4,313	—	—	4,313

FINANCIAL LIABILITIES
Deposits	$990,289	988,578	—	988,578	—
Short-term borrowings	931	931	—	931	—
Long-term borrowings	29,085	24,118	—	—	24,118
Accrued interest payable	328	328	—	—	328

December 31, 2022	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$114,581	$114,581	$114,581	$—	$—
Securities available for sale	324,683	324,683	50,630	270,054	3,999
Securities held to maturity	30,306	27,178	—	13,526	13,652
Equity securities	292	292	292	—	—
Loans held for investment, net	495,599	458,479	—	—	458,479
Loans held for sale	2,774	2,774	—	2,774	—
Restricted stock	1,428	1,428	1,428	—	—
Loan servicing assets	4,931	6,972	—	6,972	—
Accrued interest receivable	3,633	3,633	—	—	3,633

FINANCIAL LIABILITIES
Deposits	$939,856	$938,114	$—	$938,114	$—
Short-term borrowings	1,044	1,044	—	1,044	—
Long-term borrowings	29,607	25,869	—	—	25,869
Mortgage banking derivatives	175	175	—	80	95
Accrued interest payable	108	108	—	—	108

At September 30, 2023 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 10 (Commitments and Contingencies) to the Notes to Consolidated Financial Statements.

Note 13 – Recent Accounting Pronouncements and Other Changes

ASC 848, “Reference Rate Reform,” was set forth to eliminate certain reference rates and introduce new reference rates that are based on a larger, more liquid population of observable transactions that are less vulnerable to manipulation. The reference rate reform discontinues the use of certain widely used reference rates such as the London Interbank Offered Rate, or LIBOR. In response to likely challenges arising from contract modifications due to reference rate reform, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” in March 2020 to provide optional expedients and exceptions for applying GAAP to contract modifications. As such, modifications to debt contracts may be accounted for as a continuation of the existing contract by prospectively adjusting the effective interest rate. This amendment could be applied beginning March 12, 2020 through a sunset date of December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision based on expectations of when LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief provided in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 was effective upon issuance. The Company no longer holds or issues loan contracts that reference LIBOR. As of July 1, 2023, all loan contracts that previously referenced LIBOR had been modified. The Company does not anticipate a material financial impact as a result of these modifications.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of September 30, 2023 and December 31, 2022.

	Notional Amount	Fair Value
	(dollars in thousands)

Balance at September 30, 2023
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$23,662	$428
Forward sales commitments	2,433	64
To-be-announced mortgage-backed securities trades	24,500	219
Included in mortgage banking derivatives liability:
Interest rate lock commitments	—	—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—

Balance at December 31, 2022
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$—	$—
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	—	—
Included in mortgage banking derivatives liability:
Interest rate lock commitments	8,863	95
Forward sales commitments	—	—
To-be-announced mortgage-backed securities trades	10,000	80

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022.

During the nine months ended September 30, 2023, the Company’s total assets increased $50.3 million, from $1.02 billion to $1.07 billion.

Cash and cash equivalents decreased $36.7 million during the nine months ended September 30, 2023, from $114.6 million to $77.9 million. The decrease in cash and cash equivalents was used to fund growth in the loan portfolio.

Investment securities consist of securities available for sale and securities held to maturity. For the nine-month period ended September 30, 2023, investment securities increased $2.3 million to $357.2 million at September 30, 2023. At September 30, 2023, the Company had unrealized losses on securities available for sale of $46.6 million, compared to unrealized losses of $41.3 million at December 31, 2022, a deterioration of $5.3 million. The decline in fair value of the available for sale securities is related to the increase in market interest rates at September 30, 2023 compared to December 31, 2022.

On January 1, 2023, the Company adopted ASC 326, requiring credit loss reserves on held to maturity securities. The adoption resulted in a $70,000 allowance for credit losses on securities held to maturity, which was allowed as a one-time adjustment to retained earnings at adoption. During the first nine months of 2023, a $5,000 recovery was realized due to two maturing bonds, leaving a $65,000 allowance for credit losses on securities held to maturity, with an amortized cost basis of $29.1 million, at September 30, 2023.

At September 30, 2023, equity securities improved in value from $292,000 at December 31, 2022 to $299,000 as a result of the increase in value in the equity market.

Loans held for sale increased $1.8 million from December 31, 2022 to $4.6 million at September 30, 2023. Loans held for investment increased from $497.9 million at December 31, 2022 to $578.8 million at September 30, 2023, an increase of $80.9 million. The Company experienced a net increase in all loan sectors with the exception of loans categorized as "Commercial - Other."

The allowance for loan losses was $2.3 million at December 31, 2022, which represented 0.46% of the total loans held for investment. As noted above, on January 1, 2023, the Company adopted ASC 326, requiring a change to the allowance methodology. The result of the accounting standard adoption was a $2.4 million increase in the allowance for credit losses on loans, which was allowed as a one-time adjustment to retained earnings at adoption. During the nine months ended September 30, 2023, the model called for a $990,000 increase to our current expected credit losses to account for loan growth and charge-offs during the same period. The allowance as a percentage of loans held for investment was 0.88% at September 30, 2023. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which increased $1.8 million from $10.7 million as of December 31, 2022 to $12.5 million at September 30, 2023 as a result of the decline in fair value of the available for sale security portfolio. Additionally, prepaid expenses, included in other assets, increased $522,000 from $830,000 as of December 31, 2022 to $1.4 million at September 30, 2023.

Customer deposits, our primary funding source, experienced a $50.4 million increase during the nine-month period ended September 30, 2023, increasing from $939.9 million to $990.3 million, a 5.4% increase. Growth in the number of deposit accounts and relationship sizes, combined with promotional time deposit offerings, contributed to the increase in total deposits. Demand noninterest-bearing checking accounts increased $14.6 million, primarily from growth in commercial accounts, and time deposits increased $87.4 million during the nine-month period ended September 30, 2023. Interest checking and money market accounts decreased $51.3 million and savings deposits decreased $348,000 during the nine months ended September 30, 2023. The decrease in interest checking, money market accounts and savings accounts is primarily related to the movement of funds into the Company’s higher yielding time deposits. While the Company did not require funding for the balance sheet and believes it has ample liquidity, the Company wants to ensure its depositors are paid a fair, market rate for their deposits.

Total short-term borrowings decreased $113,000 for the nine-month period ended September 30, 2023. At September 30, 2023, the Company had $29.1 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at September 30, 2023.

Other changes in the Company’s liabilities are related to an increase of $1.0 million in other liabilities from December 31, 2022 to September 30, 2023 resulting primarily from accrual of reserves for payables due throughout 2023. Additionally, accrued interest payable increased during the same nine-month period as higher interest rates were paid on deposit accounts.

At September 30, 2023, total shareholders’ equity was $37.1 million, a decrease of $327,000 from December 31, 2022. This decrease is largely a result of unrealized losses on available for sale investment securities, net of tax, increasing by $4.1 million from December 31, 2022 to September 30, 2023. Net income for the nine-month period ended September 30, 2023 was $6.3 million, which positively contributed to our shareholders’ equity. ASC 326 was adopted on January 1, 2023, requiring an adoption entry to reduce retained earnings by the current expected credit losses adjustment, net of tax, of $1.9 million, which partially offset the impact of the Company’s net income for the first three quarters of 2023. During the nine months ended September 30, 2023, the Company repurchased 25,615 shares of common stock at a total cost of $196,000, and the Company paid $422,000 in dividends attributable to noncontrolling interest during the same period. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended September 30, 2023 and 2022.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.1 million for the three months ended September 30, 2023, as compared to $2.8 million for the three months ended September 30, 2022, an decrease of $676,000. Net income available to common shareholders was $2.0 million, or $0.28 per common share, for the three months ended September 30, 2023, compared to $2.7 million, or $0.37 per common share, for the same period in 2022. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest. Earnings for the 2022 period included $1.5 million in recoveries of loan loss provision compared to provision expense of $599,000 during the 2023 period. The Company recorded a provision for credit losses on loans as a result of $44.6 million in loan growth during the three months ended September 30, 2023.

Net Interest Income

Net interest income for the three months ended September 30, 2023 was $8.2 million, a $965,000 increase from the $7.2 million reported for the comparative period in 2022. During the third quarter of 2023, the average yield on our interest-earning assets increased 137 basis points to 4.70% from the same period in 2022, and the average rate we paid for our interest-bearing liabilities increased 145 basis points to 1.95%. These changes resulted in a lower interest rate spread of 2.76% as of September 30, 2023, compared to 2.84% as of September 30, 2022. The Company’s net interest margin was 3.30% and 2.99% for the comparable periods in 2023 and 2022, respectively. The Federal Reserve Bank increased overnight rates seven times in 2022 and four times during the first nine months of 2023 for a total of 525 basis points, repricing many of the Company’s variable rate assets and deposit funding sources.

The following table presents average balance sheet and a net interest income analysis for the three months ended September 30, 2023 and 2022, respectively:

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2023	2022	2023	2022	2023	2022
Interest-earning assets:
Taxable securities	$299,584	$279,567	$2,764	$1,577	3.66%	2.24%
Non-taxable securities (1)	58,470	69,250	317	391	2.69%	2.76%
Short-term investments	86,467	147,782	979	725	4.49%	1.95%
Equity securities	303	327	5	5	6.55%	6.07%
Taxable loans	538,215	463,589	7,570	5,298	5.58%	4.53%
Non-taxable loans (1)	13,325	12,957	75	69	2.80%	2.60%
Total interest-earning assets	996,364	973,472	11,710	8,065	4.70%	3.34%
Interest-bearing liabilities:
Interest-bearing deposits	689,896	651,089	3,188	513	1.83%	0.31%
Short-term borrowed funds	976	1,111	11	2	4.47%	0.71%
Long-term debt	29,076	29,542	334	338	4.56%	4.54%
Total interest bearing liabilities	719,948	681,742	3,533	853	1.95%	0.50%
Net interest spread	$276,416	$291,730	$8,177	$7,212	2.76%	2.84%
Net interest margin (1) (% of earning assets)					3.30%	2.99%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses on loans and securities held to maturity was $599,000 for the three months ended September 30, 2023, compared to a recovery of $1.5 million for the same period in 2022. There were net loan charge-offs of $196,000 for the three months ended September 30, 2023, as compared to net loan charge-offs of $21,000 during the same period of 2022. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $281,000 for the three-month period ended September 30, 2023, as compared to the same period in 2022. Other service fees and commissions, primarily from increased advisory fees and commissions earned by the investment division, contributed $112,000 to the increase in total noninterest income. This increase was supplemented by an improvement of $138,000 in income from mortgage banking due to increased mortgage loan production in the third quarter of 2023 compared to the third quarter of 2022.

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

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Income from debit card transactions	$579	$552
Income from credit card transactions	168	165
Gross interchange and transaction fee income	747	717
Network costs - debit card	279	246
Network costs - credit card	177	156
Total	$291	$315

Noninterest Expense

Noninterest expense for the three months ended September 30, 2023 remained relatively flat decreasing by $10,000 from the same period in 2022.

Total other noninterest expense decreased $9,000 for the three months ended September 30, 2023, compared to the same period in 2022. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended September 30,
	2023	2022
	(dollars in thousands)
Franchise and other taxes	$19	$41
Office supplies and printing	21	30
Employee education	27	43
Shareholder relations expense	44	31
Telephone and data lines	49	52
Postage	57	48
Director fees and expense	78	80
Dues and subscriptions	79	69
Other	217	206
Total	$591	$600

Income Tax Expense

The Company had income tax expense of $558,000 for the three months ended September 30, 2023 at an effective tax rate of 20.6% compared to income tax expense of $737,000 with an effective tax rate of 20.7% in the comparable 2022 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $6.3 million for the nine months ended September 30, 2023, as compared to $5.3 million for the nine months ended September 30, 2022, an increase of $1.0 million. Net income available to common shareholders was $5.9 million, or $0.82 per common share, for the nine months ended September 30, 2023, compared to $4.9 million, or $0.67 per common share, for the nine months ended September 30, 2022. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2023 was $24.1 million, a $4.3 million increase from the $19.8 million reported for the comparative period in 2022. During the first nine months of 2023, the average yield on our interest-earning assets increased 140 basis points to 4.54% from the same period in 2022, and the average rate we paid for our interest-bearing liabilities increased 131 basis points to 1.70%. These changes resulted in a higher interest rate spread of 2.84% as of September 30, 2023, compared to 2.75% as of September 30, 2022. The Company’s net interest margin was 3.32% and 2.87% for the comparable periods in 2023 and 2022, respectively. The Federal Reserve Bank increased overnight rates seven times in 2022 and four times in the first nine months of 2023 for a total of 525 basis points, repricing many of the Company’s variable rate assets and deposit funding sources.

The following table presents average balance sheet and a net interest income analysis for the nine months ended September 30, 2023 and 2022, respectively:

(dollars in thousands)
	Average Balance		Income/Expenses		Rate/Yield
	2023	2022	2023	2022	2023	2022
Interest-earning assets:
Taxable securities	$297,875	$287,174	$7,879	$3,820	3.54%	1.78%
Non-taxable securities (1)	60,656	67,093	1,010	1,119	2.79%	2.75%
Short-term investments	96,732	118,856	3,230	1,012	4.46%	1.14%
Equity securities	307	367	15	15	6.53%	5.46%
Taxable loans	516,158	455,466	20,791	15,588	5.39%	4.58%
Non-taxable loans (1)	12,684	10,623	210	183	2.77%	2.84%
Total interest-earning assets	984,412	939,579	33,135	21,737	4.54%	3.14%
Interest-bearing liabilities:
Interest-bearing deposits	680,713	622,542	8,016	903	1.57%	0.19%
Short-term borrowed funds	977	1,109	30	3	4.11%	0.36%
Long-term debt	29,257	29,547	1,000	1,011	4.57%	4.57%
Total interest-bearing liabilities	710,947	653,198	9,046	1,917	1.70%	0.39%
Net interest spread	$273,465	$286,381	$24,089	$19,820	2.84%	2.75%
Net interest margin (1) (% of earning assets)					3.32%	2.87%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses on loans and securities held to maturity was $985,000 for the nine months ended September 30, 2023, compared to a recovery of $1.4 million for the same period in 2022. There were net loan charge-offs of $572,000 for the nine months ended September 30, 2023, as compared to net loan recoveries of $42,000 during the same period of 2022. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $68,000 for the nine-month period ended September 30, 2023, as compared to the same period in 2022. Income from mortgage banking, included in noninterest income, declined $716,000 during the aforementioned period. This decrease is due to the reduction in production, particularly mortgage refinancing activity, as interest rates rose sharply during 2022 and continued to rise into 2023. Positive market adjustments on supplemental executive retirement plans of $588,000, an increase in other service fees and commissions of $121,000 and an improvement in the fair market value of equity securities of $78,000 more than offset the impact of the reduction in mortgage banking income.

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

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Income from debit card transactions	$1,710	$1,635
Income from credit card transactions	507	465
Gross interchange and transaction fee income	2,217	2,100
Network costs - debit card	823	777
Network costs - credit card	484	467
Total	$910	$856

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2023 increased by $534,000 from the same period in 2022, to $22.4 million. Positive market adjustments on supplemental executive retirement plans of $588,000 was the primary contributor to the increase in total noninterest expense.

Total other noninterest expense decreased $31,000 for the nine months ended September 30, 2023, compared to the same period in 2022. The table below reflects the composition of other noninterest expense for the referenced periods.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Office supplies and printing	$67	$73
Franchise and other taxes	91	117
Employee education	110	111
Shareholder relations expense	132	104
Telephone and data lines	147	157
Postage	169	165
Dues and subscriptions	220	219
Director fees and expense	246	257
Other	576	586
Total	$1,758	$1,789

Income Tax Expense

The Company had income tax expense of $1.6 million for the nine months ended September 30, 2023 at an effective tax rate of 20.3% compared to income tax expense of $1.2 million with an effective tax rate of 18.6% in the comparable 2022 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the nine months ended September 30, 2023, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to significantly greater projected interest expense for 2023 compared to 2022.

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

At September 30, 2023, the level of our individually assessed loans, which includes all loans in nonaccrual status with total relationship exposure of more than $100,000 of collateral dependency, was $719,000.

The allowance, expressed as a percentage of gross loans held for investment, increased forty-two basis points from 0.46% at December 31, 2022 to 0.88% at September 30, 2023. The initial adoption of ASU 2016-13 on January 1, 2023 added forty-eight basis points to the December 31, 2022 reported allowance as a percentage of gross loans held for investment. Activity and forecast updates within the CECL model from January 1, 2023 to September 30, 2023 required a reduction of 6 basis points in allowance as a percentage of loans.

The ratio of nonaccrual loans to total loans increased from 0.08% at December 31, 2022 to 0.14% at September 30, 2023, and was related to the $422,000 increase in nonaccrual loans. Three loans were converted to nonaccrual during the first nine months of 2023, offset by one loan that was moved to other real estate owned, one loan that was removed from nonaccrual status and one loan that was charged off.

Other real estate owned increased to $141,000 at September 30, 2023 compared to $0 at December 31, 2022 as there was one loan foreclosed on during the first quarter of 2023.

As of September 30, 2023, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio.

The following table shows the comparison of nonperforming assets at September 30, 2023 and December 31, 2022:

Nonperforming Assets

(dollars in thousands)

	September 30, 2023	December 31, 2022
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	821	399
Other real estate owned	141	—
Total nonperforming assets	$962	$399
Allowance for credit losses on loans	$5,115	$2,290
Nonaccrual loans to total loans	0.14%	0.08%
Allowance for credit losses on loans to total loans	0.88%	0.46%
Allowance for credit losses on loans to nonaccrual loans	623.02%	573.93%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 38% of total deposits at September 30,

2023 and December 31, 2022. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At September 30, 2023, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $145.9 million; and access to borrowings from the Federal Reserve Bank discount window, with available credit of $14.9 million. In March 2023, the Federal Reserve established a Bank Term Funding Program (“BTFP”) which offers loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The assets are valued at par. The Company had approximately $66.3 million of additional liquidity available through the BTFP at September 30, 2023. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of September 30, 2023, $3.0 million remained available for use on the line of credit. The Company has also secured long-term debt from other sources consisting of $29.1 million of junior subordinated debt at September 30, 2023 and $29.6 million at December 31, 2022.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Interest-earning cash and cash equivalents	68,407	109,224
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	11.8%	21.9%
Total earning assets	6.8%	11.3%
Total deposits	6.9%	11.6%

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

As of September 30, 2023, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2023, the Company had $29.1 million in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2023, with the exception of mortgage banking derivatives. See Note 14 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2023. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Neither the Company nor its subsidiaries, nor any of their properties are subject to any material legal proceedings. From time to time, the Company’s subsidiary bank is engaged in ordinary routine litigation incidental to its business.

Item 1A. Risk Factors.

Disclosure under this item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
July 1, 2023 Through July 31, 2023	—	$—	—	$—
August 1, 2023 Through August 31, 2023	3,678	$7.42	—	$—
September 1, 2023 Through September 30, 2023	4,659	$7.71	—	$—
Total	8,337	$7.58	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 7, 2023	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 7, 2023	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer