Form 10-K
period 2023-12-31
UWHARRIE CAPITAL CORP
filed 2024-03-06
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $52,458,704.00.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,124,438 shares of common stock outstanding as of March 4, 2024.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which the Registrant plans to file with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

The Company and its subsidiaries conduct their operations in Stanly County, Anson County, Cabarrus County, Randolph County and Mecklenburg County, North Carolina. The Company is community-oriented, emphasizing the well-being of the people in its region above financial gain in directing its corporate decisions. In order to best serve its communities, the Company believes it must remain a strong, viable, independent financial institution. This means that the Company must evolve with today’s quickly changing financial services industry. Beginning with its inception in 1993, the Company implemented its current strategy to remain a strong, independent community financial institution that is competitive with larger institutions and allows its service area to enjoy the benefits of a local financial institution and the strength its capital investment provides the community. This strategy consists of developing and expanding the Company’s technological capabilities while recruiting and maintaining a workforce sensitive to the financial services needs of its customers. This strategy has provided the Company with the capacity to grow and leverage the cost of delivering competitive services.

At December 31, 2023, the Company and related subsidiaries had 171 full-time and 22 part-time employees.

Business of the Bank

The Bank is a North Carolina chartered commercial bank, which was incorporated in 1983 and which commenced banking operations as Bank of Stanly on January 26, 1984. Its main banking office is located at 167 North Second Street, Albemarle, North Carolina, and it operates nine other banking offices and three loan production offices in Stanly County, Anson County, Cabarrus County, Randolph County and Mecklenburg County, North Carolina. The Bank is the only commercial bank headquartered in Stanly County.

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

Exposure to Local Economic Conditions

The Company’s success is dependent to a significant extent upon economic conditions in Stanly, Anson, Cabarrus, Randolph and Mecklenburg Counties, and more generally, in the Charlotte Metropolitan and Uwharrie Lakes Regions. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment and other factors beyond the Company’s control. Economic recession over a prolonged period or other economic dislocation in the Charlotte Metropolitan and Uwharrie Lakes Regions could cause increases in non-performing assets and impair the values of real estate collateral, thereby causing operating losses, diminishing liquidity and eroding capital. Although management believes its loan policy and review process results in sound and consistent credit decisions on its loans, there can be no assurance that future adverse changes in the economy in the Company’s market area would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Under the Inflation Reduction Act of 2022, there is a 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

At December 31, 2023 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.15% and 13.36%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2023 was 6.93%, compared to 6.66% at December 31, 2022. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2023, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The Bank’s insurance assessments during 2023 and 2022 were $424,000 and $286,000, respectively.

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

Privacy and Data Security

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

SEC rules also require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy, and governance. See Item 1C. Cybersecurity.

In addition to federal privacy laws and regulations, numerous state laws and regulations govern the collection, retention, use, and disclosure of personal information, and state legislatures have been actively considering and enacting new laws addressing data security, data breach notification, and privacy. For example, some states have enacted financial privacy laws and regulations that are similar to federal privacy requirements. All fifty states have enacted data breach notification laws, and many states have enacted or are considering comprehensive privacy laws. To the extent applicable, many of these laws and regulations impose additional and/or different requirements than federal law, may present implementation challenges, could be an enforcement priority for the state regulators, and could generate increased lawsuits by consumers and other individuals.

The application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in light of new and rapidly evolving data-driven technologies and significant increases in computing power. These laws and regulations are constantly evolving, remain a focus of regulators, and will continue to have a significant impact on our businesses and operations. Violations of these laws and regulations can give rise to enforcement actions by governmental agencies and to private lawsuits for damages and other forms of relief.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $712,000 at December 31, 2023. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2023, our C&D concentration as a percentage of risk-based capital totaled 51.4% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 159.9%.

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

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company recognizes the importance of a cybersecurity risk management program designed to assess, identify, and manage risk associated with cybersecurity threats. Our cybersecurity risk management program (the “Program”) is consistent with the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool, which incorporates bank regulatory guidance and principles from the National Institute of Standards and Technology Cybersecurity Framework and includes the following risk-based principles:

•
Identification, measurement, mitigation, monitoring and reporting of cybersecurity threats based on internal and external information sharing and resources;
•
Safeguards designed to protect against identified threats, including documented policies and procedures, controls, and employee education and awareness;
•
Processes to detect cybersecurity events and improve incident response, including routine testing of incident response, recovery and business continuity plans and processes; and
•
Third-party risk management process to manage cybersecurity risk with service providers, suppliers, and vendors.

Our Program is designed to adapt to an evolving landscape of emerging cybersecurity threats and advancing technology to determine the Company’s cybersecurity preparedness. Through routine data gathering, emerging risks, internal incidents, technology investments and internal controls, our Program and overall cybersecurity risk strategy is adjusted as needed.

Our Program is supported by regular training of information security employees and awareness training and activities for executives, directors, and employees through which we communicate our cybersecurity policies, standards, processes and practices to foster a culture of cybersecurity risk management across the Company.

Integrated Risk Management

The Program is integrated into the Company’s enterprise risk management framework and functions to identify risk, form a strategy to manage risk, implement the strategy, test the implementation, and monitor our technology environment to control risk. Our information technology team works closely with stakeholders across security, risk, compliance, operations, other business stakeholders, and senior leadership to conduct an annual cybersecurity risk assessment utilizing the FFIEC Cybersecurity Assessment Tool.

Engagement of Third Parties in Connection with Risk Management

The Company engages various third parties to evaluate the effectiveness and maturity of our Program. The Company engages an independent third party to audit the cybersecurity risk strategy and preparedness. The Company also maintains cybersecurity insurance, however, the costs related to cybersecurity threats or disruptions may not be fully insured. The Company also engages third parties to perform regular penetration tests, vulnerability scans, disaster recovery tests and cyber exercises to simulate threat actor attacks. Our relationships with third parties enable us to leverage their cybersecurity expertise and industry knowledge to assess our Program and make adjustments as needed.

Oversight of Third-party Risks

Our third-party service providers, suppliers, and vendors face their own risks from cybersecurity threats that could impact the Company in certain circumstances. In response, we have implemented processes for overseeing and managing these risks. The processes include limiting the exposure of our information systems to external systems to the least practical amount, assessing the third parties’ information security practices before allowing them to access our information systems or data, requiring third parties to implement appropriate cybersecurity controls in our agreements with them, conducting ongoing monitoring of their compliance with those requirements, and requiring third parties to agree to contractual requirements designed to ensure cybersecurity concepts are appropriately addressed.

Risks from Cybersecurity Threats

As of the date of this report, we have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our Board’s Audit Committee oversees cybersecurity risk.

Management's Role in Cybersecurity Risk Management

Given the important role of technology in the Company’s operations and customer service, the Company has established an Information Technology Steering Committee, which consists of our IT Manager, President and Chief Risk Officer, Chief Operations Officer, Chief Financial Officer, Mortgage Systems Administrator and Enterprise Risk Manager. The Information Technology Steering Committee reviews, monitors, aligns, and prioritizes all significant strategic information technology initiatives and security risks. The Information Technology Steering Committee reports to the Audit Committee and minutes of the committee’s meetings are subsequently reported by the Audit Committee to the Company’s Board of Directors. Our IT Manager, in collaboration with our Enterprise Risk Manager make monthly/quarterly reports to the Information Technology Steering Committee. Such reports include updates related to key metrics, key risk indicators, key performance indicators, penetration test results, risk assessment results, project updates, incident reports, compliance matters, and operational issues.

Risk Management Personnel

The IT Manager has the primary responsibility for managing the Program to identify, assess, manage and control cybersecurity risk. The IT Manager reports directly to our Chief Operations Officer. Our IT Manager has approximately 20 years of experience in cybersecurity, information security risk management, identity and access management, security architecture, vulnerability management, threat intelligence, security operations and incident management and response.

Monitoring Cybersecurity Incidents

The IT Manager is continually informed of and monitors cybersecurity risks and incidents. In the event of a cybersecurity incident, the Company has developed an incident response plan to timely report cybersecurity incidents to our executive management team, the Audit Committee and Board of Directors, as necessary. In addition to facilitating timely evaluation, escalation and reporting of cybersecurity incidents, this plan also sets forth the process for identifying and assessing the severity of cybersecurity incidents, as well as monitoring post-incident mitigation and remediation.

Reporting to Board of Directors

The Audit Committee receives reports from the Chief Operations Officer, IT Manager or Enterprise Risk Manager and briefings on our information security and enterprise risk management programs at least quarterly, including the results of any external audits, bank regulatory examinations and evaluations, as well as maturity assessments of our information security program.

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

In Randolph County, the Bank leases its loan production office located at 222 Sunset Avenue, Suite 101, Asheboro, North Carolina. Uwharrie Investment Advisors leases suites 107 and 108 at the same location for an additional wealth advisory office.

In Mecklenburg County, the Bank leases its loan production office located at 141 Providence Road, Charlotte, North Carolina and leases its banking facility located at 5231 Piper Station Drive, Suite 100, Charlotte, North Carolina.

All of the Bank’s existing offices are fully equipped and have adequate parking and drive-up banking facilities, with the exception of the Bank’s loan production offices, the Main Office in Albemarle, and the banking facility in Charlotte, which do not have drive-up facilities.

Item 3. Legal Proceedings.

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2023 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

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

Holders

On February 13, 2024 there were approximately 2,460 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2023 or 2022. The timing and amount of cash dividends paid, if any, depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2023.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2023 Through October 31, 2023	18,396	$7.58	—	$—
November 1, 2023 Through November 30, 2023	17,147	$7.91	—	$—
December 1, 2023 Through December 31, 2023	28,859	$8.87	—	$—
Total	64,402	$8.25	—	$—

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion and analysis of the Company’s operating results and financial condition are presented in the following narrative and financial tables. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements and notes thereto appearing on pages 33 through 76 of this Annual Report. References to changes in assets and liabilities represent end-of-period balances unless otherwise noted. Statements contained in this Annual Report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary because of market and other factors. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission periodically. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” “potential,” and similar words. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: increases in our past due loans and provision for credit losses that may result from local and/or broader economic effects, including the impacts of inflation and constraints on the availability of credit that may impact our borrowers; declines in general economic conditions, including increased stress in the financial markets; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Financial Condition at December 31, 2023 and December 31, 2022

The Company’s total assets increased $53.1 million from $1.02 billion at December 31, 2022 to $1.07 billion at December 31, 2023. Cash and cash equivalents decreased $51.1 million during the same period as the Company used the cash and cash equivalents to fund substantial growth in the loans held for its investment portfolio.

Investment securities consist of securities available for sale and securities held to maturity. Total investment securities increased $10.3 million, or 2.9%, from $355.0 million at December 31, 2022 to $365.3 million at December 31, 2023. At December 31, 2023, the Company had net unrealized losses on securities available for sale of $32.6 million, compared to net unrealized losses of $41.3 million at December 31, 2022. The improvement in fair value is directly related to the drop in the U.S. 10-year Treasury yield during the last two months of 2023.

On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, requiring credit loss reserves on held to maturity securities. The adoption resulted in a $70,000 allowance for credit losses on securities held to maturity, which was allowed as a one-time adjustment to retained earnings at adoption. During 2023, recoveries totaling $14,000 were realized due to bond maturities and adjustments to the probabilities of default, leaving a $56,000 allowance for credit losses on securities held to maturity, with an amortized cost basis of $28.5 million, at December 31, 2023.

During 2023, the unrealized gain on equity securities increased by $10,000, resulting in a fair value of $302,000 at December 31, 2023, compared to a fair value of $292,000 at December 31, 2022.

Loans held for sale increased $1.9 million from December 31, 2022 to $4.7 million at December 31, 2023. Loans held for investment increased $94.2 million, or 18.9%, from $497.9 million at December 31, 2022 to $592.1 million at December 31, 2023. The Company experienced net growth in all loan sectors with the exception of loans categorized as “Other”.

The allowance for loan losses was $2.3 million at December 31, 2022, which represented 0.46% of the total loans held for investment. As noted above, on January 1, 2023, the Company adopted ASC 326, requiring a change to the allowance methodology. The result of the accounting standard adoption was a $2.4 million increase in the allowance for credit losses on loans, which was allowed as a one- time adjustment to retained earnings at adoption. During 2023, the model called for a $1.5 million increase to our current expected credit losses to account for loan growth and charge-offs during the same period. The allowance for credit losses on loans was $5.6 million at December 31, 2023, which represented 0.94% of total loans held for investment. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company's consolidated assets are primarily related to deferred tax assets, which decreased $2.0 million from $10.7 million as of December 31, 2022 to $8.7 million at December 31, 2023 as a result of the improvement in fair value of the available for sale securities portfolio. Mortgage banking derivatives increased $852,000 during 2023, primarily related to interest rate lock commitments (“IRLCs”). The value of IRLCs appreciated $901,000 during the twelve-month period ended December 31, 2023 as rates locked to borrowers exceeded market interest rates at year end. Additionally, prepaid expenses, included in other assets, increased $591,000 from $830,000 as of December 31, 2022 to $1.4 million at December 31, 2023.

Customer deposits, our primary funding source, experienced a $41.9 million increase during the year, increasing from $939.9 million to $981.7 million at December 31, 2023, a 4.5% increase. Growth in the number of deposit accounts and relationship sizes, combined with promotional time deposit offerings, contributed to the increase in total deposits. During 2023, demand noninterest-bearing checking accounts increased $8.1 million, primarily from growth in commercial accounts, and time deposits increased $106.1 million as customers took advantage of higher rates offered on promotional time deposit products. Interest checking and money market accounts decreased $69.2 million and savings deposits decreased $3.1 million during the twelve-month period ended December 31, 2023. The decrease in interest checking, money market and savings accounts is primarily related to the movement of funds into the Company’s higher yielding time deposits. While the Company did not require funding for the balance sheet and believes it has ample liquidity, the Company wants to ensure its depositors are paid a fair, market rate for their deposits.

During 2023, the Company’s net borrowings decreased by $168,000. Borrowings consist of both short-term and long-term borrowed funds. The Company utilizes both short-term and long-term advances from the Federal Home Loan Bank. At December 31, 2023 and 2022, there were no outstanding Federal Home Loan Bank advances. Short-term borrowings consisted of $1.4 million in master notes, and long-term borrowings consisted solely of junior subordinated debt securities totaling $29.1 million, net of unamortized debt issuance costs, at December 31, 2023.

Other changes in the Company’s liabilities are related to a decrease of $745,000 in other liabilities from December 31, 2022 to December 31, 2023 resulting primarily from a reduction in the reserve for federal income tax payable.

At December 31, 2023, total shareholders’ equity was $49.4 million, an increase of $12.0 million from December 31, 2022. Net income for the year ended December 31, 2023 was $8.6 million. ASC 326 was adopted on January 1, 2023, requiring an adoption entry to reduce retained earnings by the current expected credit losses adjustment, net of tax, of $1.9 million, which partially offset the impact of the Company’s net income during 2023. During the twelve-month period ended December 31, 2023, the Company repurchased 90,017 shares of common stock at a total cost of $728,000, and the Company paid $565,000 in dividends attributable to noncontrolling interest. See Note 1 (Significant Accounting Policies) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest. At December 31, 2023, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2023 and 2022

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $8.6 million for the twelve months ended December 31, 2023, as compared to $8.2 million for the twelve months ended December 31, 2022, an increase of $347,000. Net income available to common shareholders was $8.0 million, or $1.12 per common share, for the year ended December 31, 2023, compared to net income available to common shareholders of $7.7 million, or $1.06 per common share, for the same period in 2022. Net income available to common shareholders is net income less any dividends paid on the aforementioned noncontrolling interest.

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

Net interest income increased $5.0 million to a total of $32.7 million for the twelve months ended December 31, 2023 from the $27.7 million reported for the comparative period in 2022. The average yield on our interest-earning assets increased 128 basis points to 4.65%, while the average rate paid for interest-bearing liabilities increased 124 basis points to 1.81%. These changes resulted in a net increase of 4 basis points in our interest rate spread, from 2.80% in 2022 to 2.84% in 2023. Our net interest margin for 2023 was 3.34%, compared to 2.97% in 2022. The Federal Reserve Bank increased overnight rates four times during 2023 for a total of 525 basis points, repricing many of the Company's variable rate assets and deposit funding sources. As a part of the loan agreements, a portion of the Company’s loan portfolio has interest rate floors and caps. The interest rate floor feature allows the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. Financial Table 1 presents a detailed analysis of the components of the Company’s net interest income, while Financial Table 2 summarizes the effects on net interest income from changes in interest rates and in the dollar volume of the components of interest-earning assets and interest-bearing liabilities. Financial Table 1 and Table 2, as well other Financial Tables referenced here appear at the end of this discussion and analysis.

Provision for (Recovery of) Credit Losses

The net provision for credit losses on loans and securities held to maturity was $1.5 million for the twelve months ended December 31, 2023, compared to a recovery of $1.8 million for the same period in 2022. There were net loan charge-offs of $631,000 for the twelve months ended December 31, 2023, as compared to net loan recoveries of $23,000 during the same period of 2022. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our earnings base is a key strategic initiative to our long-term success. Noninterest income decreased 6.6%, from $10.1 million in 2022, to $9.5 million in 2023, a decrease of $665,000. This reduction is primarily related to $1.0 million of one-time proceeds from bank owned life insurance due to the death of an insured retired executive that was received during the 2022 period.

Noninterest Expense

Noninterest expense for the year ended December 31, 2023 was $29.9 million compared to $29.7 million for 2022, an increase of $242,000. The FDIC's increase in the base deposit insurance assessment rate, effective with the first quarterly assessment of 2023, and positive market adjustments on supplemental executive retirement plans contributed to the overall increase in total noninterest expense. Financial Table 5 reflects the additional breakdown of other noninterest expense.

Income Tax Expense

The Company had income tax expense of $2.2 million for 2023 at an effective tax rate of 20.14% compared to income tax expense of $1.7 million in 2022 with an effective tax rate of 17.13%. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance. For the twelve months ended December 31, 2023, the effective tax rate increased due to proceeds received from the payout of a bank owned life insurance policy during the 2022 period.

Results of Operations for the Years Ended December 31, 2022 and 2021

Results of operations for the years ended December 31, 2022 and 2021 can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023.

Asset Quality

The Company’s allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. The allowance is increased by provisions charged to operations and recoveries of amounts previously charged off and is reduced by recovery of provisions and loans charged off. Management continuously evaluates the adequacy of the allowance for credit losses. In evaluating the adequacy of the allowance, management considers the following: the growth, composition and industry diversification of the portfolio; historical loan loss experience; current delinquency levels; adverse situations that may affect a borrower’s ability to repay; estimated value of any underlying collateral; prevailing economic conditions; and other relevant factors.

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

The Company individually reviews loans with total relationship exposure greater than or equal to $100,000 that are determined to be collateral dependent. These collateral dependent loans are evaluated based on the fair value of the underlying collateral as repayment of the loan is expected to be made through the operation or sale of the collateral. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate. This evaluation is inherently subjective, as it requires material estimates, including internal and external appraisal services. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses on loans and may require additions for estimated losses based upon judgments different from those of management.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company evaluates credit risk in the Consumer segment based upon consumer credit scores and collateral and the Commercial segment based upon loan risk grade and collateral. The allowance for credit losses for each segment is calculated using a Non-Discounted Cash Flow methodology.

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

At December 31, 2023, the level of our individually evaluated loans, which includes all collateral dependent loans in nonaccrual status with total relationship exposure greater than or equal to $100,000, was $867,000. The allowance for credit losses related to individually evaluated loans was $98,000 at December 31, 2023.

The allowance, expressed as a percentage of gross loans held for investment, increased forty-eight basis points from 0.46% at December 31, 2022 to 0.94% at December 31, 2023. The adoption of ASC 326 is the primary driver of the increase in allowance for credit losses on loans as a percentage of gross loans held for investment. The ratio of nonaccrual loans to total loans increased from 0.08% at December 31, 2022 to 0.19% at December 31, 2023, and was related to the $578,000 increase in nonaccrual loans. Six loans were converted to nonaccrual during 2023, offset by one loan that was moved to other real estate owned, two loans that were removed from nonaccrual status and one loan that was charged off.

Other real estate owned increased to $141,000 at December 31, 2023 compared to $0 at December 31, 2022 as there was one loan foreclosed on during the first quarter of 2023.

As of December 31, 2023, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets as of December 31, 2023 and 2022:

Nonperforming Assets
(dollars in thousands)
	At December 31,
	2023	2022
Nonperforming Assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	1,101	399
Other real estate owned	141	—
Total nonperforming assets	$1,242	$399
Allowance for credit losses on loans	$5,561	$2,290
Nonaccrual loans to total loans	0.19%	0.08%
Allowance for credit losses on loans to total loans	0.94%	0.46%
Allowance for credit losses on loans to nonaccrual loans	505.09%	573.93%

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

The phase-in period for the rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements phased in over a multi-year schedule, becoming fully phased-in on January 1, 2019. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from Basel III. As of December 31, 2023, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital adequacy rules.

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

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which the entire $9.7 million was outstanding at December 31, 2023. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the final maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2023, $11.7 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company's option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company's option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including

September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

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

Dividends

The Board of Directors of Uwharrie Capital Corp declared a 2.0% stock dividend in 2023, a 2.5% stock dividend in 2022 and a 3.0% stock dividend in 2021. All references in this Annual Report to net income per share and weighted average common and common equivalent shares outstanding reflect the effects of these stock dividends.

Liquidity

The objective of the Company’s liquidity management policy is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on any opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature and to fund new loans and investments as opportunities arise. Liquidity is managed primarily by the selection of asset mix and the maturity mix of liabilities. The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Maturities and the marketability of securities provide a source of liquidity to meet deposit fluctuations. Maturities of the securities portfolio are presented in Financial Table 3. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 36.5% and 38% of total deposits at December 31, 2023 and 2022, respectively. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At December 31, 2023, these sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $147.0 million; and access to borrowings from the Federal Reserve Bank discount window, with available credit of $22.3 million. In March 2023, the Federal Reserve established a Bank Term Funding Program (“BTFP”) which offers loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The assets are valued at par. The Company had approximately $83.8 million of additional liquidity available through the BTFP at December 31, 2023. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of December 31, 2023, $3.0 million remains available for use on the line of credit.

The following table summarizes the Company's interest-earning cash and cash equivalents as of the periods indicated.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Interest-earning cash and cash equivalents	56,027	109,224
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	9.5%	21.9%
Total earning assets	5.5%	11.3%
Total deposits	5.7%	11.6%

At December 31, 2023, short-term borrowings amounted to $1.4 million. Long-term debt at that date consisted solely of $29.1 million of junior subordinated debt. Other contractual obligations of the Company exist in the form of operating leases and deposits. Obligations for operating leases and deposits totaled $1.6 million and $981.7 million, respectively, at December 31, 2023. Note 8 (Leases) and Note 9 (Deposits) to the Notes to Consolidated Financial Statements provide additional information, including maturities, regarding these obligations.

The Company has various financial instruments (outstanding commitments) with off-balance sheet risk that are issued in the normal course of business to meet the financing needs of its customers. See Note 12 (Commitments and Contingencies) to the Company’s Notes to Consolidated Financial Statements for more information regarding these commitments and contingent liabilities.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance is a critical accounting estimate in the financial statements as it provides, by reference, an indication of the quality of the loan portfolio. Estimating credit losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additional measurement uncertainty in the estimate is due, in part, to the large amount of data evaluated, the long-term nature of the underlying assets and the analysis of economic indicators. Regulatory examiners may require the Company to recognize adjustments to the allowance for credit losses based on their judgment about information available to them at the time of their assessment.

On a regular basis, the allowance for credit losses is evaluated both individually and collectively by loan segments. The Company measures expected credit losses for loans on a collective basis when similar risk characteristics exist. However, loans with total relationship exposure greater than or equal to $100,000 that are determined to be collateral dependent are individually reviewed. Appropriately dividing the loan portfolio into different segments with similar risk characteristics aids in providing a more accurate estimation of the portfolio’s expected credit losses. The Company’s methodology for estimating lifetime credit losses is well documented and supported by internal controls, and validation of the process is performed on a recurring basis.

Loan Servicing Assets

The Company capitalizes mortgage and U.S. Small Business Administration (SBA) loan servicing rights when loans are sold and the loan servicing is retained. Servicing revenue is recognized in the statement of income as a component of other noninterest income. The amortization of servicing rights is realized over the estimated period that net servicing revenues are expected to be received. Essential assumptions used to value the loan servicing rights include prepayment speeds, discount rates and costs to service the loan. Servicing assets are periodically evaluated for impairment based upon their fair value, and any resulting impairment is recognized through a valuation allowance and charged to other expense. An unrelated third party performs a quarterly valuation of the Company’s Fannie Mae and Freddie Mac Mortgage Servicing Rights. Significant judgment is required to estimate the value of servicing rights due to the nature and variety of assumptions used. As such, changes in assumptions could materially affect the estimated value of loan servicing assets.

Interest Rate Sensitivity

Net Interest Income (“Margin”) is the single largest component of revenue for the Company. Margin is the difference between the yield on earning assets and interest paid on interest-bearing liabilities. Margin can vary over time as interest rates change. The variance fluctuates based on both the timing (repricing) and magnitude of maturing assets and liabilities.

To identify interest rate sensitivity, a common measure is a gap analysis, which reflects the difference or “gap” between rate sensitive assets and liabilities over various periods. While management reviews this information, it has implemented the use of an income simulation model, which calculates expected future Margin based on projected interest-earning assets, interest-bearing liabilities and forecasted interest rates along with multiple other forecasted assumptions. Management believes this provides a more relevant view of interest rate risk sensitivity than the traditional gap analysis because the gap analysis ignores optionality embedded in the balance sheet, such as prepayments or changes based on interest rates. The income simulation model allows a comparison of flat, rising and falling rate scenarios to determine the interest rate sensitivity of earnings in varying interest rate environments.

The Company models immediate rising and declining rate shocks of up to 4% (in 1% intervals) on its subsidiary bank, using a static balance sheet for a two-year horizon, as preferred by regulators. The most recent consolidated 2% rate shock projections for a one-year horizon, indicates a negative impact of (4.43%) on Margin in a rates-down scenario and a positive impact of 0.60% on Margin in a rates-up scenario. Based on the most recent twelve-month forecast, the subsidiary bank is asset-sensitive and may experience some negative impact to earnings should interest rates decline. The Bank has the potential to benefit from a rising interest rate environment, but current market deposit pricing and embedded options in the balance sheet may limit the upside potential.

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

Financial Table 1

Average Balances and Net Interest Income Analysis

	2023			2022			2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income	Yield
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Interest-earning assets
Taxable securities	$297,662	10,743	3.61%	$285,020	5,984	2.10%	$216,345	3,152	1.46%
Non-taxable securities (1)	60,041	1,324	2.76%	67,952	1,524	2.71%	49,207	1,148	2.97%
Short-term investments	89,839	4,131	4.60%	125,766	2,401	1.91%	97,244	144	0.15%
Equity Securities	305	20	6.56%	355	20	5.63%	485	20	4.12%
Taxable loans (2)	531,211	29,159	5.49%	460,471	21,382	4.64%	447,904	22,956	5.13%
Non-taxable loans (1)	13,964	342	3.07%	11,147	251	2.72%	7,562	211	3.55%
Total interest-earning assets	993,022	45,719	4.65%	950,711	31,562	3.37%	818,747	27,631	3.42%
Non-earning assets
Cash and due from banks	7,418			5,040			3,708
Premises and equipment, net	14,967			15,379			16,506
Interest receivable and other	32,323			30,406			23,970
Total non-earning assets	54,708			50,825			44,184
Total assets	$1,047,730			$1,001,536			$862,931
Interest-bearing liabilities
Savings deposits	$100,945	$434	0.43%	$107,908	$119	0.11%	$87,878	$65	0.07%
Interest checking & MMDA	440,087	6,124	1.39%	458,869	1,892	0.41%	375,425	401	0.11%
Time deposits	147,218	5,088	3.46%	70,511	452	0.64%	71,946	272	0.38%
Total deposits	688,250	11,646	1.69%	637,288	2,463	0.39%	535,249	738	0.14%
Short-term borrowed funds	1,077	46	4.27%	1,110	10	0.90%	1,289	4	0.31%
Long-term debt	29,216	1,331	4.56%	29,560	1,349	4.56%	16,946	800	4.72%
Total interest-bearing liabilities	718,543	13,023	1.81%	667,958	3,822	0.57%	553,484	1,542	0.28%
Noninterest liabilities
Transaction deposits	276,960			278,865			236,048
Interest payable and other	11,902			11,197			12,978
Total liabilities	1,007,405			958,020			802,510
Shareholders’ equity	40,325			43,516			60,421
Total liabilities and shareholders' equity	$1,047,730			$1,001,536			$862,931
Interest rate spread			2.84%			2.80%			3.14%
Net interest income and net interest margin		$32,696	3.34%		$27,740	2.97%		$26,089	3.23%

(1) Yields related to securities and loans exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2023, 2022 and 2021.

(2) Nonaccrual loans are included in loans, net of unearned income.

Financial Table 2

Volume and Rate Variance Analysis

	2023 Versus 2022			2022 Versus 2021
			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets
Taxable securities	$361	$4,398	$4,759	$1,221	$1,611	$2,832
Non-taxable securities	(176)	(24)	(200)	429	(53)	376
Short-term investments	(1,169)	2,899	1,730	293	1,964	2,257
Equity securities	(3)	3	0	(6)	6	—
Taxable loans	3,584	4,193	7,777	614	(2,188)	(1,574)
Non-taxable loans	66	25	91	90	(50)	40
Total interest-earning assets	2,663	11,494	14,157	2,641	1,290	3,931
Interest-bearing liabilities
Savings deposits	(19)	334	315	18	36	54
Transaction and MMDA deposits	(169)	4,401	4,232	217	1,274	1,491
Other time deposits	1,571	3,065	4,636	(7)	187	180
Short-term borrowed funds	(1)	37	36	(1)	7	6
Long-term debt	(16)	(2)	(18)	586	(37)	549
Total interest-bearing liabilities	1,366	7,835	9,201	813	1,467	2,280
Net interest income	$1,297	$3,659	$4,956	$1,828	$(177)	$1,651

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

Financial Table 3

Weighted Average Yield on Investment Securities

	December 31, 2023	December 31, 2022
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities available for sale
U.S. Treasury
Due within twelve months	4.03%	—
Due after one but within five years	1.58%	3.55%
Due after five but within ten years	1.21%	1.24%
	2.45%	2.44%
U.S. Government agencies
Due after one but within five years	3.71%	2.61%
Due after five but within ten years	4.75%	3.76%
Due after ten years	5.81%	4.33%
	5.44%	3.99%
Mortgage-backed securities
Due within twelve months	8.44%	—
Due after one but within five years	1.73%	3.50%
Due after five but within ten years	2.34%	1.79%
Due after ten years	2.96%	2.19%
	2.81%	2.19%
Asset-backed securities
Due after ten years	6.69%	5.33%
	6.69%	5.33%
State and political
Due within twelve months	5.64%	4.50%
Due after one but within five years	5.70%	2.36%
Due after five but within ten years	2.65%	2.71%
Due after ten years	2.21%	1.98%
	2.28%	2.07%
Corporate Bonds
Due after one but within five years	3.48%	2.10%
Due after five but within ten years	4.00%	3.13%
	3.65%	2.44%
Total Securities available for sale
Due within twelve months	4.72%	4.50%
Due after one but within five years	1.95%	3.34%
Due after five but within ten years	2.57%	2.06%
Due after ten years	3.58%	2.81%
	3.28%	2.69%

(1) Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2023 and 2022.

Financial Table 3

Weighted Average Yield on Investment Securities (Continued)

	December 31, 2023	December 31, 2022
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities held to maturity
U.S. Government agencies
Due within twelve months	2.94%	—
Due after one but within five years	—	2.87%
	2.94%	2.87%
State and political
Due within twelve months	2.99%	2.18%
Due after one but within five years	—	2.41%
Due after five but within ten years	2.60%	—
Due after ten years	3.46%	2.85%
	3.20%	2.77%
Corporate Bonds
Due after five but within ten years	4.57%	4.57%
	4.57%	4.57%
Total Securities held to maturity
Due within twelve months	2.98%	2.18%
Due after one but within five years	—	2.54%
Due after five but within ten years	4.17%	4.57%
Due after ten years	3.46%	2.85%
	3.92%	3.66%

(1) Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2023 and 2022.

Financial Table 4

Noninterest Income

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Income from mortgage banking	$3,159	$3,409	$11,294
Asset management fees	1,980	1,940	2,050
Interchange and card transaction fees, net	1,252	1,232	1,181
Service charges on deposit accounts	1,056	1,041	995
Other banking fees	982	815	424
Brokerage commissions	481	483	587
Other gains from sale of assets	204	165	48
Investment securities gains (losses)	(42)	(91)	991
Supplemental executive retirement plan gain (loss)	(90)	(244)	942
Other noninterest income	486	1,383	420
Total noninterest income	$9,468	$10,133	$18,932

Financial Table 5

Other Noninterest Expense

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Director fees and expense	$329	$339	$335
Dues and subscriptions	285	282	373
Postage	227	218	197
Shareholder relations expense	213	154	196
Telephone and data lines	198	208	174
Insurance	151	120	86
Employee education	141	134	92
Franchise and other taxes	120	152	122
Office supplies and printing	94	94	102
Other	671	679	599
Total other noninterest expense	$2,429	$2,380	$2,276

Financial Table 6

Loan Portfolio Composition

	At December 31,
	2023		2022
		% of Total		% of Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Loan type:
Commercial	$102,178	17.28%	$85,917	17.29%
SBA Paycheck Protection Program (PPP)	188	0.03%	545	0.11%
Real estate - commercial	213,397	36.10%	183,550	36.93%
Real estate - construction	53,353	9.02%	43,690	8.79%
Real estate - residential	204,296	34.56%	166,855	33.57%
Consumer	11,581	1.96%	9,762	1.97%
Other	6,214	1.05%	6,666	1.34%
Total loans	591,207	100.00%	496,985	100.00%
Less:
Allowance for credit losses	(5,561)		(2,290)
Unearned net loan costs	864		904
Net loans	$586,510		$495,599

Financial Table 7

Selected Loan Maturities

	December 31, 2023
			Five to
	One Year	One to	Fifteen	Over Fifteen
(dollars in thousands)	or Less	Five Years	Years	Years	Total
Commercial and agricultural	$25,972	$27,748	$19,984	$28,662	$102,366
Real estate - construction	7,308	6,040	11,237	28,768	53,353
Total selected loans	$33,280	$33,788	$31,221	$57,430	$155,719
Fixed rate loans	$10,511	$32,337	$47,667	$64,696	$155,211
Sensitivity to rate changes:
Variable interest rates	$35,712	$28,017	$146,108	$227,023	$436,860

Financial Table 8

Allocation of Charge-Offs and Recoveries

	At December 31,
	2023			2022
(dollars in thousands)	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans
Commercial	$582	$89,021	0.65%	$(71)	$77,890	(0.09)%
SBA Paycheck Protection Program (PPP)	—	284	—	—	4,960	—
Real estate - commercial	—	201,219	—	—	167,670	—
Other real estate construction	42	39,022	0.11%	—	38,210	—
Real estate 1-4 family construction	—	9,666	—	—	7,695	—
Real estate - residential	(2)	125,767	(0.00)%	(12)	95,040	(0.01)%
Home equity	(32)	59,209	(0.05)%	(1)	54,867	(0.00)%
Consumer loans	41	10,676	0.38%	61	9,501	0.64%
Other loans	—	6,401	—	—	5,603	—
Total	$631	$541,266	0.117%	$(23)	$461,436	(0.005)%

Financial Table 9

Allocation of the Allowance for Credit Losses

	At December 31,
	2023		2022
		% of Total		% of Total
(dollars in thousands)	Amount	Loans (1)	Amount	Loans (1)
Commercial	$1,493	17.28%	$435	17.29%
SBA Paycheck Protection Program (PPP)	—	0.03%	—	0.11%
Real estate - commercial	2,057	36.10%	760	36.93%
Other real estate construction	389	6.91%	177	7.46%
Real estate 1-4 family construction	31	2.11%	—	1.33%
Real estate - residential	796	24.31%	561	21.87%
Home equity	582	10.25%	277	11.71%
Consumer loan	204	1.96%	76	1.96%
Other loans	9	1.05%	4	1.34%
Total loans	$5,561	100.00%	$2,290	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Financial Table 10

Maturities of Time Deposits

	December 31, 2023
	3 Months	Over 3 Months	Over 1 Year	Over
	or Less	to 1 Year	to 3 Years	3 Years	Total
	(dollars in thousands)
U.S. time deposits in amounts in excess of the FDIC insurance limit	$47,317	$34,987	$1,960	$—	$84,264
Other time deposits	45,140	51,344	10,854	1,602	108,940
	$92,457	$86,331	$12,814	$1,602	$193,204

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Item not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm0F

Shareholders and the Board of Directors

Uwharrie Capital Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uwharrie Capital Corp and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses (“ACL”) was $5.6 million at December 31, 2023. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company evaluates credit risk in the Consumer segment based on consumer credit scores and collateral and the Commercial segment based upon loan risk grade and collateral. The ACL for each loan segment is calculated using a non-discounted cash flow methodology. The non-discounted cash flow methodology incorporates macroeconomic forecasts to project expected losses. Significant macroeconomic factors used in estimating the expected losses include the national unemployment rate and the 10-Year T-Bill. A third-party forecast is utilized to project defaults for two years followed by a one-year reversion period to the historical long run average economic forecast for the remainder of the portfolio life.

We identified the quantitative component of the ACL as a critical audit matter. The principal considerations for our determination included the high degree of subjectivity and complexity involved in management’s determination and application of the reasonable and supportable forecasts in the non-discounted cash flow model, and the significant audit effort required driven by management’s use of internal historical data in the calculation of the probability of default (“PD”). This required a high degree of effort, specialized skills and knowledge, and significant judgment.

The primary procedures we performed to address this critical audit matter included:

•
Obtained an understanding of the Company’s process for establishing the ACL, including:
o
Controls over the completeness and accuracy of inputs into the model, specifically related to the PD calculations, and
o
Controls over management’s review and approval of the ACL, including management’s determination of the reasonable and supportable forecasts.
•
Tested the completeness and accuracy of key inputs and assumptions used in the model’s quantitative calculation, such as the regression model and economic forecasts, risk grades, and integrity of loan segments.
•
Evaluated management’s reasonable and supportable economic forecast used in the model.
•
Involved our internal specialists to:
o
Test components used to develop the PDs used in the model.
o
Test the accuracy of the forecasted economic variables.
o
Recalculate cash flows for a sample of loans.
o
Test the mathematical accuracy of the PD and loss given default calculations.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 1996.

Asheville, NC

March 6, 2024

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,407	$5,357
Interest-earning deposits with banks	56,027	109,224
Cash and cash equivalents	63,434	114,581
Securities available for sale, at fair value (amortized cost $369,301 and $365,936, respectively)	336,714	324,683
Securities held to maturity, at amortized cost (fair value $25,736 and $27,178, respectively)	28,600	30,306
Less allowance for credit losses on securities held to maturity	(56)	—
Net securities held to maturity	28,544	30,306
Equity securities, at fair value	302	292
Loans held for sale	4,695	2,774
Loans held for investment	592,071	497,889
Less allowance for credit losses on loans	(5,561)	(2,290)
Net loans held for investment	586,510	495,599
Premises and equipment, net	15,089	14,735
Interest receivable	4,393	3,633
Restricted stock	1,672	1,428
Bank owned life insurance	7,793	7,652
Deferred income tax benefit	8,910	10,726
Loan servicing assets	4,287	4,931
Mortgage banking derivatives	852	—
Other assets	9,396	8,150
Total assets	$1,072,591	$1,019,490
LIABILITIES
Deposits:
Demand noninterest-bearing	$269,998	$261,882
Interest checking and money market accounts	417,318	486,548
Savings deposits	101,193	104,301
Time deposits, $250,000 and over	78,046	35,979
Other time deposits	115,158	51,146
Total deposits	981,713	939,856
Short-term borrowed funds	1,379	1,044
Long-term debt	29,104	29,607
Mortgage banking derivatives	288	175
Other liabilities	10,666	11,411
Total liabilities	1,023,150	982,093
Off balance sheet items, commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,124,438 and 7,075,125, at December 31, 2023 and 2022, respectively	8,905	8,844
Additional paid-in capital	12,876	12,633
Undivided profits	42,105	37,030
Accumulated other comprehensive loss	(25,100)	(31,765)
Total Uwharrie Capital Corp shareholders’ equity	38,786	26,742
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	49,441	37,397
Total liabilities and shareholders’ equity	$1,072,591	$1,019,490
The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(dollars in thousands, except share and per share data)
Interest Income
Loans, including fees	$29,501	$21,633	$23,167
Investment securities:
Investment securities, taxable	10,743	5,984	3,152
Investment securities, non-taxable	1,324	1,524	1,148
Equity securities	20	20	20
Interest-earning deposits with banks and federal funds sold	4,131	2,401	144
Total interest income	45,719	31,562	27,631
Interest Expense
Interest checking and money market accounts	6,124	1,892	401
Savings deposits	434	119	65
Time deposits, $250,000 and over	2,333	253	81
Other time deposits	2,755	199	192
Short-term borrowed funds	46	10	3
Long-term debt	1,331	1,349	800
Total interest expense	13,023	3,822	1,542
Net interest income	32,696	27,740	26,089
Provision for (recovery of) credit losses	1,480	(1,759)	(917)
Net interest income after provision for (recovery of) credit losses	31,216	29,499	27,006
Noninterest Income
Service charges on deposit accounts	1,056	1,041	995
Other service fees and commissions	3,443	3,238	3,061
Interchange and card transaction fees, net	1,252	1,232	1,181
Gain (loss) on sale of securities	(42)	(91)	991
Realized/unrealized gain (loss) on equity securities	10	(100)	(31)
Income from mortgage banking	3,159	3,409	11,294
Income from bank owned life insurance	140	1,134	129
Supplemental executive retirement plan gain (loss)	(90)	(244)	942
Other income	540	514	370
Total noninterest income	9,468	10,133	18,932
Noninterest Expense
Salaries and employee benefits	19,306	19,655	21,637
Net occupancy expense	1,783	1,681	1,738
Equipment expense	788	764	754
Data processing costs	733	816	680
Loan costs	424	443	803
Professional fees and services	964	868	955
Marketing and donations	1,298	1,307	1,306
Electronic banking expense	563	477	393
Software amortization and maintenance	1,247	1,236	1,380
FDIC insurance	475	295	228
Supplemental executive retirement plan gain (loss)	(90)	(244)	942
Other noninterest expense	2,429	2,380	2,276
Total noninterest expense	29,920	29,678	33,092
Income before income taxes	10,764	9,954	12,846
Income taxes	2,168	1,705	2,763
Net income	$8,596	$8,249	$10,083
Consolidated net income	$8,596	$8,249	$10,083
Less: Net income attributable to noncontrolling interest	(565)	(565)	(565)
Net income attributable to Uwharrie Capital Corp and common shareholders	8,031	7,684	9,518
Net income per common share
Basic	$1.12	$1.06	$1.27
Diluted	$1.12	$1.06	$1.27
Weighted average common shares outstanding
Basic	7,197,496	7,246,850	7,506,065
Diluted	7,197,496	7,246,850	7,506,065

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(dollars in thousands)
Net Income	$8,596	$8,249	$10,083
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	8,624	(39,850)	(5,906)
Related tax effect	(1,993)	9,161	1,373
Reclassification of (gain) loss recognized in net income	42	91	(991)
Related tax effect	(8)	(16)	213
Total other comprehensive income (loss)	6,665	(30,614)	(5,311)
Comprehensive income (loss)	15,261	(22,365)	4,772
Less: Comprehensive income attributable to noncontrolling interest	(565)	(565)	(565)
Comprehensive income (loss) attributable to Uwharrie Capital Corp	$14,696	$(22,930)	$4,207

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2023, 2022 and 2021

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2020	7,052,143	$8,815	$12,607	$23,000	$4,160	$10,655	$59,237
Net Income	—	—	—	9,518	—	565	10,083
Repurchase of common stock	(298,700)	(373)	(2,271)	—	—	—	(2,644)
3.0% stock dividend	206,113	258	1,696	(1,954)	—	—	—
Cash paid – fractional shares	—	—	—	(13)	—	—	(13)
Other comprehensive loss	—	—	—	—	(5,311)	—	(5,311)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(417)	(417)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(148)	(148)
Balance, December 31, 2021	6,959,556	$8,700	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	7,684	—	565	8,249
Repurchase of common stock	(55,982)	(70)	(381)	—	—	—	(451)
2.5% stock dividend	171,551	214	982	(1,196)	—	—	—
Cash paid – fractional shares	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	(30,614)	—	(30,614)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(416)	(416)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2022	7,075,125	$8,844	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	—	—	(1,915)	—	—	(1,915)
Net Income	—	—	—	8,031	—	565	8,596
Repurchase of common stock	(90,017)	(113)	(615)	—	—	—	(728)
2.0% stock dividend	139,330	174	858	(1,032)	—	—	—
Cash paid – fractional shares	—	—	—	(9)	—	—	(9)
Other comprehensive income	—	—	—	—	6,665	—	6,665
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(416)	(416)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2023	7,124,438	$8,905	$12,876	$42,105	$(25,100)	$10,655	$49,441

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,596	$8,249	$10,083
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,110	1,135	1,125
Right of use asset amortization	377	356	337
Provision for (recovery of) credit losses	1,480	(1,759)	(917)
(Gain) loss on sale of investment securities available for sale	42	91	(991)
Gain on sale of mortgage loans	(1,103)	(3,030)	(8,645)
Gain on sale of premises and equipment	(167)	(143)	(23)
Realized/unrealized (gain) loss on equity securities	(10)	100	31
Net amortization of premium on investment securities available for sale	1,939	2,583	1,716
Net amortization of premium on investment securities held to maturity	143	148	153
Amortization of loan servicing rights	1,228	1,343	1,589
Originations and purchases of mortgage loans for sale	(84,694)	(114,762)	(316,842)
Proceeds from sale of mortgage loans for sale	83,876	136,702	310,762
Mortgage banking derivatives	(739)	1,394	466
Loan servicing assets	(584)	(1,196)	(2,710)
Accrued interest receivable	(760)	(1,079)	(31)
Prepaid assets	(591)	138	178
Cash surrender value of life insurance	(140)	(124)	(130)
Miscellaneous other assets	882	351	1,925
Deferred income taxes	(794)	604	143
Accrued interest payable	306	101	(14)
Miscellaneous other liabilities	(1,060)	(298)	(1,753)
Net cash provided (used) by operating activities	9,337	30,904	(3,548)
Cash flows from investing activities
Proceeds from sale of investment securities available for sale	11,329	8,398	49,280
Proceeds from sale of equity securities	—	—	929
Proceeds from maturities, calls and paydowns of securities available for sale	28,969	39,007	22,200
Proceeds from maturities, calls and paydowns of securities held to maturity	1,563	347	2,253
Purchase of investment securities available for sale	(45,644)	(84,184)	(217,926)
Purchase of investment securities held to maturity	—	—	(5,000)
Purchase of investments in other assets	(217)	(396)	(314)
Proceeds from sale of investments in other assets	—	—	1,120
Proceeds from life insurance settlement	—	1,538	—
Net change in restricted stock	(244)	(507)	245
Net (increase) decrease in loans	(94,953)	(77,087)	47,504
Purchase of premises and equipment	(1,797)	(436)	(765)
Proceeds from sale of premises, equipment and other assets	200	545	340
Net cash used by investing activities	(100,794)	(112,775)	(100,134)
Cash flows from financing activities
Net increase in deposit accounts	41,857	103,104	93,556
Net increase (decrease) in federal funds purchased and other short-term borrowings	335	(37)	371
Proceeds from long-term borrowings	—	—	20,000
Debt issuance costs	—	—	(481)
Repayment of long-term borrowings	(580)	—	(1,000)
Repurchase of common stock, net	(728)	(451)	(2,644)
Dividends paid on preferred stock (noncontrolling interest)	(565)	(565)	(565)
Cash paid for fractional shares	(9)	(9)	(13)
Net cash provided by financing activities	40,310	102,042	109,224
Increase (decrease) in cash and cash equivalents	(51,147)	20,171	5,542
Cash and cash equivalents, beginning of year	114,581	94,410	88,868
Cash and cash equivalents, end of year	$63,434	$114,581	$94,410
Supplemental disclosures of cash flow information
Interest paid	$12,633	$3,637	$1,530
Income taxes paid	2,427	1,221	2,741
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	6,665	(30,614)	(5,311)
Initial right of use asset for leased properties	—	128	—
Initial lease liability for leased properties	—	126	—
Loans transferred to foreclosed real estate	142	—	—

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

Uwharrie was incorporated on September 28, 1983, under the laws of the State of North Carolina and began operations on January 26, 1984 in Albemarle, North Carolina. Deposits with Uwharrie are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Uwharrie is under regulation of the Federal Reserve, the FDIC and the North Carolina Commissioner of Banks. In North Carolina, Uwharrie has ten branch locations that provide a wide range of deposit accounts, commercial, consumer, home equity and residential mortgage loans, safe deposit boxes and automated banking.

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

On April 7, 2004, Uwharrie Mortgage, Inc. was established as a subsidiary of the Company to serve in the capacity of trustee and substitute trustee under deeds of trust.

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

Note 1 - Significant Accounting Policies (Continued)

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

Loans Held for Investment

The Company divides the loans it originates into two segments, commercial and noncommercial loans. Commercial loans are broken down into the following classes: commercial loans, real estate commercial loans, other real estate construction loans and other loans. Noncommercial loans are divided into the following classes: real estate 1-4 family construction loans, real estate 1-4 family residential loans, home equity loans and consumer loans. The ability of the Company’s borrowers to honor their contracts is largely dependent upon the real estate and general economic conditions in the Company’s market area. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses on loans, and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The exception to this policy is credit card loans that remain in accrual status 90 days or more until they are paid current or charged off.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these impaired loans is accounted for on a cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Generally, a minimum of six months of sustained performance is required.

Allowance for Credit Losses

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

Note 1 - Significant Accounting Policies (Continued)

In concurrence with the adoption of CECL, the Company also adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 enhanced disclosures for loan modifications made for borrowers experiencing financial difficulty and eliminated the Troubled Debt Restructurings (“TDR”) accounting guidance for financial institutions that have adopted CECL. See Note 4 (Allowance for Credit Losses on Loans) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the adoption of ASU 2022-02.

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

Allowance for credit losses	January 1, 2023 As Reported Under ASC 326	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(dollars in thousands)
Assets
Securities held to maturity
State and political subdivisions	$3	$—	$3
Corporate bonds	67	—	67
Securities held to maturity, total	70	—	70

Loans held for investment
Commercial	1,137	435	702
Real estate - commercial	1,777	760	1,017
Other real estate construction	306	177	129
Real estate 1-4 family construction	14	—	14
Real estate - residential	635	561	74
Home equity	652	277	375
Consumer loans	167	76	91
Other loans	9	4	5
Loans held for investment, total	4,697	2,290	2,407

Liabilities
Unfunded loan commitments	150	141	9

Total	$4,917	$2,431	$2,486

Note 1 - Significant Accounting Policies (Continued)

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available for sale securities portfolio. Accrued interest receivable on available for sale debt securities, included in interest receivable in the consolidated balance sheets, totaled $2.1 million at December 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, included in interest receivable in the consolidated balance sheets, totaled $275,000 at December 31, 2023 and was excluded from the estimate of credit losses.

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

government agency securities are issued by government-sponsored agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result,

no allowance for credit losses was recorded for these securities at December 31, 2023. The state and political subdivisions securities held by the Company are highly rated by major rating agencies. As such, there was minimal allowance for credit losses recorded at

December 31, 2023 for state and political subdivisions securities.

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

Note 1 - Significant Accounting Policies (Continued)

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company evaluates credit risk in the Consumer segment based upon consumer credit scores and collateral and the Commercial segment based upon loan risk grade and collateral. The allowance for credit losses for each segment is calculated using a Non-Discounted Cash Flow methodology. The Non-Discounted Cash Flow methodology incorporates macroeconomic forecasts to project expected losses. Significant macroeconomic factors used in estimating the expected losses include the National Unemployment Rate and the 10-Year T-Bill. A third-party forecast is utilized to project defaults for two years followed by a one year reversion period to the historical long run average economic forecast for the remainder of the portfolio life.

The Company individually reviews loans that are experiencing financial difficulty with total relationship exposure greater than or equal to $100,000 that are determined to be collateral dependent. These collateral dependent loans are evaluated based on the fair value of the underlying collateral as repayment of the loan is expected to be made through the operation or sale of the collateral. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.

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

Allowance for Credit Losses – Unfunded Loan Commitments

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

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for unfunded loan commitments, included in loan costs in the Company’s consolidated income statements. The allowance for credit losses on unfunded loan commitments is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded loan commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

Mortgage Banking Derivatives

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, otherwise known as Interest Rate Lock Commitments (“IRLCs”). IRLCs on mortgage loans that will be held for resale are considered to be derivatives and must be accounted for at fair value on the balance sheet. Accordingly, such commitments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. Fair value is based on anticipated margins determined by market movement from the original lock date and projected pull-through rates on each loan by loan product, loan stage, and loan purpose.

Note 1 - Significant Accounting Policies (Continued)

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

The Company also enters into purchase and sale agreements of to-be-announced mortgage-backed securities trades (“TBAs”). A TBA trade is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from IRLCs. TBAs are accounted for as derivatives under Accounting Standards Codification (“ASC”) 815, issued by the Financial Accounting Standards Board (“FASB”), when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of December 31, 2023 and December 31, 2022.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at December 31, 2023
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$21,791	$806
Forward sales commitments	1,826	46
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	23,000	288

Balance at December 31, 2022
Included in mortgage banking derivatives liability:
Interest rate lock commitments	$8,863	$95
To-be-announced mortgage-backed securities trades	10,000	80

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

Note 1 - Significant Accounting Policies (Continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Additions and major replacements or betterments which extend the useful lives of premises and equipment are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation is computed principally by the straight-line method over estimated useful lives, except in the case of leasehold improvements, which are amortized over the term of the leases, if shorter. Useful lives range from five to seven years for furniture, fixtures and equipment, to ten to thirty-nine years for leasehold improvements and buildings, respectively. Upon retirement or other disposition of the assets, the cost and the related accumulated depreciation are removed from the accounts and any gains or losses are reflected in income. Right-of-use (“ROU”) assets that are recognized at the initial adoption of a lease arrangement are included in premises and equipment. More information regarding ROU assets can be found in Note 7 (Leases) to the Company's Notes to Consolidated Financial Statements.

Restricted Stock

As a requirement for membership, the Bank invests in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these investments, the Company estimated that fair value approximates cost and that these investments were not impaired.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. As of December 31, 2023 and December 31, 2022, there are no outstanding awards.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate North Carolina income tax returns. The Bank files a separate South Carolina income tax return. The provision for income taxes in the accompanying consolidated financial statements is provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold. The tax returns for the Company are subject to audit by federal and state taxing authorities for the 2020 fiscal year and thereafter. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense. There were no interest or penalties accrued during the years ended December 31, 2023, 2022 and 2021.

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

Note 1 - Significant Accounting Policies (Continued)

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

For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognize revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions and fees derived from our customers' use of various interchange and ATM/debit card/credit card networks. Network costs associated with debit card and credit card transactions are netted against the related fees from such transactions. For the twelve months ended December 31, 2023, gross interchange and card transaction fees totaled $3.0 million while related network costs totaled $1.7 million. On a net basis, we reported $1.3 million as interchange and card transaction fees in the accompanying Consolidated Statement of Income for the twelve months ended December 31, 2023. For the twelve months ended December 31, 2022 and December 31, 2021, interchange and card transaction fees were $2.8 million and $2.6 million, respectively, on a gross basis while related network costs were $1.6 million and $1.4 million, respectively.

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

Note 1 - Significant Accounting Policies (Continued)

Prices for U.S. Treasury and marketable equity securities are readily available in the active markets in which those securities are traded, and the resulting fair values are classified as Level 1. Prices for government agency securities, mortgage-backed securities, asset-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are classified as Level 2. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are classified as Level 3. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the transfer of securities.

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

Comprehensive Income (Loss)

The Company reports as comprehensive income all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income. The Company’s only component of other comprehensive income (loss) is unrealized gains and losses, net of income tax, on investment securities available for sale.

The following table presents the changes in accumulated other comprehensive income for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Beginning Balance	$(31,765)	$(1,151)	$4,160
Accumulated other comprehensive income (loss) before reclassifications, net of ($1,993), $9,161 and $1,373 tax effect, respectively	6,631	(30,689)	(4,533)
Amounts reclassified from accumulated other comprehensive income, net of ($8), ($16), and $213 tax effect, respectively	34	75	(778)
Net current-period other comprehensive income (loss)	6,665	(30,614)	(5,311)
Ending Balance	$(25,100)	$(31,765)	$(1,151)

Note 1 - Significant Accounting Policies (Continued)

Earnings per Common Share

The Company had no stock options outstanding at December 31, 2023, 2022 and 2021.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. On October 17, 2023, the Company’s Board of Directors declared a 2.0% stock dividend payable on November 21, 2023 to shareholders of record on November 7, 2023. All information presented in the accompanying consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

The computation of weighted average shares used in the calculation of basic and dilutive earnings per share is summarized below:

	2023	2022	2021
Weighted average number of common shares used in computing basic net income per common share	7,197,496	7,246,850	7,506,065
Effect of dilutive stock options	—	—	—
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,197,496	7,246,850	7,506,065

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

Recent Accounting Pronouncements

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

Note 1 - Significant Accounting Policies (Continued)

The Inflation Reduction Act of 2022 (“IRA”) created a new nondeductible 1% excise tax on repurchases of corporate stock by certain publicly traded corporations or their specified affiliates after December 31, 2022. The tax is imposed on the fair value of the stock of a covered corporation that is repurchased in a given year, less the fair market value of any stock issued in that year. A “covered corporation” is any domestic corporation whose stock is traded on an established securities market, such as an OTC market. The excise tax applies to all of the stock of a covered corporation regardless of whether the corporation has profits or losses. The IRA contains several exceptions to the excise tax, including, but not limited to, any repurchase of stock: in which the total value of the repurchased stock in a given year does not exceed $1,000,000; that is contributed to an employer-sponsored retirement plan or other similar stock compensation plan; or that is taxed as a dividend. The impact of the IRA on our consolidated financial statements is dependent on the extent of stock repurchases.

ASU 2023-01 “Leases (Topic 842) – Common Control Arrangements” requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party (on the basis of legally enforceable terms and conditions). ASU 2023-01 became effective January 1, 2024 and is not expected to have an impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances income tax disclosure requirements. Under the new guidance, entities must disclose additional information in specified categories for federal, state and foreign income taxes with respect to the reconciliation of the effective tax rate to the statutory rate (rate reconciliation). Greater detail is also required about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. Additionally, the amendments require that entities must disaggregate income taxes paid, net of refunds received, for federal, state and foreign taxes and further disaggregate for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The quantitative threshold is equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. ASU 2023-09 is effective for the Company on January 1, 2025, though early adoption is permitted. Entities may apply the amendments prospectively or may elect retrospective application. The Company is currently evaluating the potential impacts related to the adoption of this ASU.

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

Note 2 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,984	$—	$3,479	$51,505
U.S. Government agencies	43,921	66	969	43,018
GSE - Mortgage-backed securities and CMOs	137,346	170	13,729	123,787
Asset-backed securities	31,469	244	200	31,513
State and political subdivisions	95,581	15	14,196	81,400
Corporate bonds	6,000	—	509	5,491
Total securities available for sale	$369,301	$495	$33,082	$336,714

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$133	$—	$1	$132	$—	$133
State and political subdivisions	13,467	—	985	12,482	—	13,467
Corporate bonds	15,000	—	1,878	13,122	56	14,944
Total securities held to maturity	$28,600	$—	$2,864	$25,736	$56	$28,544

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,948	$—	$4,318	$50,630
U.S. Government agencies	34,746	64	1,048	33,762
GSE - Mortgage-backed securities and CMOs	132,059	—	16,064	115,995
Asset-backed securities	37,228	70	612	36,686
State and political subdivisions	100,955	—	18,689	82,266
Corporate bonds	6,000	—	656	5,344
Total securities available for sale	$365,936	$134	$41,387	$324,683

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$152	$—	$5	$147
State and political subdivisions	15,154	—	1,775	13,379
Corporate bonds	15,000	—	1,348	13,652
Total securities held to maturity	$30,306	$—	$3,128	$27,178

At December 31, 2023 and December 31, 2022, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $712,000 and $469,000 at December 31, 2023 and December 31, 2022, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated the fair value approximated cost and that these investments were not impaired at December 31, 2023.

Note 2 - Investment and Equity Securities (Continued)

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the year ended December 31, 2023.

	U.S. government agencies	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)

Balance, December 31, 2022	$—	$—	$—	$—
Cumulative effect of change in accounting principle	—	3	67	70
Recovery of credit losses	—	(3)	(11)	(14)
Charge-offs of securities	—	—	—	—
Recoveries	—	—	—	—
Balance, December 31, 2023	$—	$—	$56	$56

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at December 31, 2023.

December 31, 2023	U.S. government agencies	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$1,154	$—	$1,154
Aa1/Aa2/Aa3	—	12,313	—	12,313
A1/A2	—	—	—	—
BBB	—	—	—	—
Not rated	133	—	15,000	15,133
Total	$133	$13,467	$15,000	$28,600

At December 31, 2023, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the year ended December 31, 2023.

Results from sales of securities available for sale for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
	(dollars in thousands)
Gross proceeds from sales	$11,329	$8,398	$49,280
Realized gains from sales	$54	$53	$1,505
Realized losses from sales	(96)	(144)	(514)
Net realized gains (losses)	$(42)	$(91)	$991

Note 2 - Investment and Equity Securities (Continued)

At December 31, 2023 and 2022 securities available for sale with a carrying amount of $137.1 million and $153.3 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments. The following table shows the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023.

December 31, 2023	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	9	$51,505	$3,479	$51,505	$3,479
U.S. Government agencies	12	16,865	107	18	14,705	862	31,570	969
GSE - Mortgage-backed securities and CMOs	5	7,907	103	59	100,765	13,626	108,672	13,729
Asset-backed securities	2	1,711	5	7	10,140	195	11,851	200
State and political subdivisions	2	2,496	23	60	76,352	14,173	78,848	14,196
Corporate bonds	—	—	—	3	5,491	509	5,491	509
Total securities available for sale	21	$28,979	$238	156	$258,958	$32,844	$287,937	$33,082

The following tables show the gross unrealized losses and estimated fair value of available for sale securities and held to maturity securities aggregated by category and length of time that securities have been in a continuous loss position at December 31, 2022.

December 31, 2022	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury	4	$27,991	$509	5	$22,639	$3,809	$50,630	$4,318
U.S. Government agencies	6	8,580	69	14	13,994	979	22,574	1,048
GSE - Mortgage-backed securities and CMOs	28	35,657	2,021	34	77,799	14,043	113,456	16,064
Asset-backed securities	12	22,828	315	5	7,326	297	30,154	612
State and political subdivisions	14	19,381	688	50	61,359	18,001	80,740	18,689
Corporate bonds	—	—	—	3	5,344	656	5,344	656
Total securities available for sale	64	$114,437	$3,602	111	$188,461	$37,785	$302,898	$41,387

December 31, 2022	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities held to maturity
U.S. government agencies	1	$147	$5	—	$—	$—	$147	$5
State and political subdivisions	9	12,354	1,621	1	1,025	154	13,379	1,775
Corporate bonds	4	6,383	367	10	7,269	981	13,652	1,348
Total securities held to maturity	14	$18,884	$1,993	11	$8,294	$1,135	$27,178	$3,128

Note 2 - Investment and Equity Securities (Continued)

Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the length of time and the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At December 31, 2023, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of December 31, 2023:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
Due within twelve months	$26,010	$25,857
Due after one but within five years	46,826	42,961
Due after five but within ten years	65,207	57,773
Due after ten years	231,258	210,123
	$369,301	$336,714

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities held to maturity
Due within twelve months	$514	$512
Due after one but within five years	—	—
Due after five but within ten years	18,836	16,617
Due after ten years	9,250	8,607
	$28,600	$25,736

The portion of unrealized gains and losses for the twelve months ended December 31, 2023 and 2022 related to equity securities still held at the reporting date is calculated as follows:

	Twelve Months Ended December 31,
	2023	2022
	(dollars in thousands)
Gross proceeds from sales	$—	$—

Net gains (losses) recognized during the period on equity securities	$10	$(100)
Less: Net gains (losses) recognized from equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$10	$(100)

Note 3 – Loans Held for Investment

The composition of net loans held for investment by class as of December 31, 2023 and 2022 is as follows:

	2023	2022
	(dollars in thousands)
Commercial
Commercial	$102,178	$85,917
SBA Paycheck Protection Program (PPP)	188	545
Real estate - commercial	213,397	183,550
Other real estate construction loans	40,872	37,077
Other loans	6,214	6,666
Noncommercial
Real estate 1-4 family construction	12,481	6,613
Real estate - residential	143,697	108,669
Home equity	60,599	58,186
Consumer loans	11,581	9,762
	591,207	496,985
Less:
Allowance for credit losses	(5,561)	(2,290)
Deferred loan fees, net	864	904
Loans held for investment, net	$586,510	$495,599

Although the Bank’s loan portfolio is diversified, there is a concentration of mortgage real estate loans, primarily 1-to-4 family residential and home equity loans, which represents 34.6% of total loans. Additionally, there is a concentration in commercial loans secured by real estate that represents 36.1% of total loans. The commercial loan real estate portfolio is diversified and comprised of different types of real estate including, but not limited to, commercial buildings, commercial land development, multi-family housing, hotels, agriculture, and shopping center locations. There is not a concentration of a particular type of credit in this group of commercial loans. The Company’s loan policies are written to address loan-to-value ratios and collateralization methods with respect to each lending category. Consideration is given to the economic and credit risk of lending areas and customers associated with each category.

The carrying value of foreclosed properties held as other real estate was $141,000 at December 31, 2023 compared to $0 at December 31, 2022. The Company had no residential real estate in process of foreclosure at December 31, 2023 and December 31, 2022.
Note 4 - Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the year ended December 31, 2023 under the CECL methodology.

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, December 31, 2022	$435	$760	$177	$4	$—	$561	$277	$76	$2,290
Cumulative effect of change in accounting principle	702	1,017	143	5	—	74	375	91	2,407
Provision for (recovery of) credit losses	938	280	111	—	31	159	(102)	78	1,495
Charge-offs	(604)	—	(42)	—	—	—	—	(108)	(754)
Recoveries	22	—	—	—	—	2	32	67	123
Net (charge-offs) recoveries	(582)	—	(42)	—	—	2	32	(41)	(631)
Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561

Note 4 - Allowance for Credit Losses on Loans (Continued)

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

Changes in the allowance for loan losses by loan segment for the years ended December 31, 2022 and 2021 are presented below:

Commercial	2022	2021
	(dollars in thousands)
Balance, beginning of year	$2,429	$2,753
Recovery charged to operations	(1,124)	(803)
Charge-offs	—	(156)
Recoveries	71	635
Net recoveries	71	479
Balance, end of year	$1,376	$2,429

Noncommercial	2022	2021
	(dollars in thousands)
Balance, beginning of year	$1,597	$1,649
Recovery charged to operations	(635)	(114)
Charge-offs	(84)	(56)
Recoveries	36	118
Net (charge-offs) recoveries	(48)	62
Balance, end of year	$914	$1,597

Total	2022	2021
	(dollars in thousands)
Balance, beginning of year	$4,026	$4,402
Recovery charged to operations	(1,759)	(917)
Charge-offs	(84)	(212)
Recoveries	107	753
Net recoveries	23	541
Balance, end of year	$2,290	$4,026

The following table shows period-end loans and reserve balances by loan segment both individually and collectively evaluated for impairment at December 31, 2022:

December 31, 2022	Individually Evaluated		Collectively Evaluated		Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans
	(dollars in thousands)
Commercial	$40	$704	$1,336	$313,181	$1,376	$313,885
Noncommercial	133	2,368	781	181,636	914	184,004
Total	$173	$3,072	$2,117	$494,817	$2,290	$497,889

Note 4 - Allowance for Credit Losses on Loans (Continued)

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

December 31, 2023	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$38	$154	$192	$101,986	$102,178	$—
SBA Paycheck Protection Program (PPP)	8	—	8	176	184
Real estate - commercial	588	488	1,076	212,447	213,523	—
Other real estate construction	—	—	—	40,872	40,872	—
Real estate 1-4 family construction	—	—	—	12,481	12,481	—
Real estate - residential	715	278	993	143,445	144,438	—
Home equity	115	181	296	60,304	60,600	—
Consumer loans	84	—	84	11,497	11,581	—
Other loans	—	—	—	6,214	6,214	—
Total	$1,548	$1,101	$2,649	$589,422	$592,071	$—

December 31, 2022	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$—	$71	$71	$85,846	$85,917	$—
SBA Paycheck Protection Program (PPP)	252	—	252	279	531
Real estate - commercial	230	—	230	183,464	183,694	—
Other real estate construction	—	183	183	36,894	37,077	—
Real estate 1-4 family construction	—	—	—	6,613	6,613	—
Real estate - residential	507	117	624	108,819	109,443	—
Home equity	107	28	135	58,051	58,186	—
Consumer loans	29	—	29	9,733	9,762	—
Other loans	—	—	—	6,666	6,666	—
Total	$1,125	$399	$1,524	$496,365	$497,889	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accrual status 90 days or more until they are paid current or charged off.

The composition of nonaccrual loans by class as of December 31, 2023 and 2022 is as follows:

	CECL			Twelve Months Ended	Incurred Loss
	December 31, 2023			December 31, 2023	December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income	Nonaccrual Loans
	(dollars in thousands)
Commercial	$—	$154	$154	$11	$71
SBA Paycheck Protection Program (PPP)	—	—	—	—	—
Real estate - commercial	400	88	488	13	—
Other real estate construction	—	—	—	—	183
Real estate 1-4 family construction	—	—	—	—	—
Real estate - residential	181	97	278	15	117
Home equity	—	181	181	8	28
Consumer loans	—	—	—	—	—
Other loans	—	—	—	—	—
	$581	$520	$1,101	$47	$399

Note 4 - Allowance for Credit Losses on Loans (Continued)

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

The following table details the amortized cost of collateral dependent loans and any related allowance at December 31, 2023.

	Amortized Cost	Allowance for Credit Losses
	(dollars in thousands)
Commercial	$154	$95
SBA Paycheck Protection Program (PPP)	—	—
Real estate - commercial	400	—
Other real estate construction	—	—
Real estate 1-4 family construction	—	—
Real estate - residential	181	—
Home equity	132	3
Consumer loans	—	—
Other loans	—	—
Total	$867	$98

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

Special Mention: Loans that exhibit potential weakness that deserve management’s close attention. Credits within this category exhibit risk that is increasing beyond the point where the loan would have been originally approved.

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

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

December 31, 2023	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial (including PPP)
Pass	$23,611	$21,731	$16,587	$5,868	$2,553	$10,634	$20,089	$101,073
Watch	183	22	—	—	—	—	914	1,119
Special Mention	16	—	—	—	—	—	—	16
Substandard	—	—	—	154	—	—	—	154
Total commercial (including PPP)	23,810	21,753	16,587	6,022	2,553	10,634	21,003	102,362

Real estate - commercial
Pass	51,543	46,563	38,267	23,031	15,727	33,949	2,844	211,924
Watch	—	—	—	—	74	—	—	74
Special Mention	—	—	588	121	171	157	—	1,037
Substandard	—	—	400	88	—	—	—	488
Total real estate - commercial	51,543	46,563	39,255	23,240	15,972	34,106	2,844	213,523

Other real estate construction
Pass	20,458	10,368	3,050	3,711	542	2,148	548	40,825
Watch	—	—	—	—	—	47	—	47
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	20,458	10,368	3,050	3,711	542	2,195	548	40,872

Real estate 1-4 family construction
Pass	10,628	1,353	500	—	—	—	—	12,481
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	10,628	1,353	500	—	—	—	—	12,481

Real estate - residential
Pass	46,470	40,558	23,259	11,182	3,528	15,208	1,082	141,287
Watch	—	—	209	384	122	669	—	1,384
Special Mention	666	—	501	—	—	322	—	1,489
Substandard	—	—	—	196	—	82	—	278
Total real estate - residential	47,136	40,558	23,969	11,762	3,650	16,281	1,082	144,438

Home equity
Pass	173	134	95	407	94	1,309	57,800	60,012
Watch	—	—	109	—	19	130	149	407
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	181	—	181
Total home equity	173	134	204	407	113	1,620	57,949	60,600

Consumer loans
Pass	4,302	2,089	609	121	129	352	3,936	11,538
Watch	—	—	—	—	—	—	—	—
Special Mention	25	18	—	—	—	—	—	43
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	4,327	2,107	609	121	129	352	3,936	11,581

Other loans
Pass	5	1,611	2,864	1,306	—	428	—	6,214
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	5	1,611	2,864	1,306	—	428	—	6,214

Total loans	$158,080	$124,447	$87,038	$46,569	$22,959	$65,616	$87,362	$592,071

During the year end December 31, 2023, thirty loans totaling $1.2 million were converted from revolving to term loans.

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following table presents gross charge-offs by origination date as of December 31, 2023:

December 31, 2023	Gross Loan Charge-offs by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$49	$—	$159	$315	$71	$9	$603
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—	—	—
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	42	—	—	—	—	—	42
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	34	4	3	—	4	64	109
Total charge-offs	$—	$125	$4	$162	$315	$75	$73	$754

The following table presents the Company’s recorded investment in loans by credit quality indicators as of December 31, 2022:

December 31, 2022	Pass	Watch	Sub- standard	Doubtful	Total
	(dollars in thousands)
Commercial	$85,789	$57	$71	$—	$85,917
SBA Paycheck Protection Program (PPP)	531	—	—	—	531
Real estate - commercial	182,110	1,584	—	—	183,694
Other real estate construction	36,717	51	309	—	37,077
Real estate 1-4 family construction	6,613	—	—	—	6,613
Real estate - residential	106,968	2,359	116	—	109,443
Home equity	58,050	108	28	—	58,186
Consumer loans	9,715	47	—	—	9,762
Other loans	6,666	—	—	—	6,666
Total	$493,159	$4,206	$524	$—	$497,889

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both December 31, 2023 and 2022, there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class as of December 31, 2023 and 2022:

December 31, 2023	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$102,024	$154	$102,178
SBA Paycheck Protection Program (PPP)	184	—	184
Real estate - commercial	213,035	488	213,523
Other real estate construction	40,872	—	40,872
Real estate 1-4 family construction	12,481	—	12,481
Real estate - residential	144,160	278	144,438
Home equity	60,419	181	60,600
Consumer loans	11,581	—	11,581
Other loans	6,214	—	6,214
Total	$590,970	$1,101	$592,071

Note 4 - Allowance for Credit Losses on Loans (Continued)

December 31, 2022	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$85,846	$71	$85,917
SBA Paycheck Protection Program (PPP)	531	—	531
Real estate - commercial	183,694	—	183,694
Other real estate construction	36,894	183	37,077
Real estate 1-4 family construction	6,613	—	6,613
Real estate - residential	109,326	117	109,443
Home equity	58,158	28	58,186
Consumer loans	9,762	—	9,762
Other loans	6,666	—	6,666
Total	$497,490	$399	$497,889

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and troubled debt restructurings. The Company individually assessed for impairment all nonaccrual loans and, prior to the adoption of CECL, troubled debt restructurings. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. The tables below summarize the loans deemed impaired and the amount of specific reserves allocated by class at December 31, 2022 and 2021.

	As of December 31, 2022				Year Ended December 31, 2022
		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
	(dollars in thousands)
Commercial	$18	$—	$18	$22	$401	$30
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate - commercial	503	—	503	18	920	60
Other real estate construction	183	183	—	—	37	2
Real estate 1-4 family construction	—	—	—	—	—	—
Real estate - residential	2,318	572	1,746	131	2,217	149
Home equity	28	28	—	—	36	1
Consumer loans	22	—	22	2	4	—
Total	$3,072	$783	$2,289	$173	$3,615	$242

	As of December 31, 2021				Year Ended December 31, 2021
		Recorded	Recorded
	Unpaid	Investment	Investment		Average
	Principal	With No	With	Related	Recorded	Interest
	Balance	Allowance	Allowance	Allowance	Investment	Income
	(dollars in thousands)
Commercial	$960	$—	$960	$31	$775	$47
SBA Paycheck Protection Program (PPP)	—	—	—	—	—	—
Real estate - commercial	1,613	0	1,613	71	3,122	97
Other real estate construction	0	—	—	—	208	—
Real estate 1-4 family construction	—	—	—	—	—	—
Real estate - residential	2,103	777	1,326	111	2,625	128
Home equity	32	2	30	1	157	9
Consumer loans	0	—	—	—	6	0
Total	$4,708	$779	$3,929	$214	$6,893	$281

Note 4 - Allowance for Credit Losses on Loans (Continued)

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. The Company rarely modifies loans by providing principal forgiveness. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a loan by providing multiple types of concessions. Typically one type of concession is granted initially. If the borrower continues to experience financial difficulty, another concession may be granted. Types of concessions include term extensions beyond customary terms, capitalization of accrued interest, interest rates reductions to below market rates, payment deferrals or principal forgiveness.

The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted, during the twelve-month period ended December 31, 2023.

	Payment Deferrals
	Amortized	% of Total
	Cost Basis	Loan Type	Financial Effect
		(dollars in thousands)
Real estate - residential	$560	0.39%	Provided additional payment deferral to borrowers in the form interest-only payments
Total	$560

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during 2023 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

	Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days
	Current	Past Due	Past Due
	(dollars in thousands)
Real estate - residential	$560	$—	$—
Total	$560	$—	$—

Note 4 - Allowance for Credit Losses on Loans (Continued)

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

At December 31, 2022, the Company had $2.8 million in TDRs outstanding, of which two with balances totaling 52,000 were on a nonaccrual basis.

The following tables present as of December 31, 2022 and 2021, the status of the types of loans modified as TDRs within the twelve months preceding such date.

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

Note 5 – Loan Servicing Assets

The principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were approximately $721.4 million and $729.7 million at December 31, 2023 and 2022, respectively. The carrying value of capitalized servicing rights, net of valuation allowances, is included in other assets. A summary of loan servicing rights follows:

	2023	2022	2021
	(dollars in thousands)
Beginning of year servicing rights:	$4,931	$5,078	$3,957
Amounts capitalized	584	1,196	2,710
Amortization	(1,228)	(1,343)	(1,589)
Impairment	—	—	—
End of year	$4,287	$4,931	$5,078

Note 5 – Loan Servicing Assets (Continued)

Amortization expense is estimated as follows:

Year ending December 31,
(dollars in thousands)
2024	$1,012
2025	877
2026	739
2027	604
2028	468
Thereafter	587
Total	$4,287

The amortization does not anticipate or pro-forma loan prepayments.

The fair value of loan servicing rights was $7.0 million at December 31, 2023 and 2022. The key assumptions used to value mortgage servicing rights were as follows:

	2023	2022
Weighted average remaining life	282 months	286 months
Weighted average discount rate	11.21%	11.22%
Weighted average coupon	3.69%	3.45%
Weighted average prepayment speed	129%	134%

Note 6 - Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31, 2023 and 2022 are listed below:

	2023	2022
	(dollars in thousands)
Land	$2,903	$2,903
Building and improvements	13,626	13,567
ROU assets	1,495	1,872
Furniture and equipment	10,756	9,857
Total fixed assets	28,780	28,199
Less accumulated depreciation	13,691	13,464
Net fixed assets	$15,089	$14,735

Depreciation expense was $1.1 million for the years ended December 31, 2023, 2022 and 2021, and is included in net occupancy expense, equipment expense and software amortization and maintenance expense.

See Note 7 (Leases) to the Company’s Notes to Consolidated Financial Statements for more information regarding ROU assets.

Note 7 – Leases

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

Note 7 – Leases (Continued)

Our leases relate to four office locations, three of which are branch locations, with remaining terms of three to six years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2023, operating lease ROU assets were $1.5 million and the lease liability was $1.6 million. Operating lease ROU assets were $1.9 million and the lease liability was $2.0 million at December 31, 2022. The table below depicts information related to the Company’s leases:

	Twelve Months Ended December 31,
	2023	2022
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$435	$415
ROU assets obtained in exchange for new operating lease liabilities	1,495	1,872
Weighted-average remaining lease term - operating leases, in years	3.9	4.9
Weighted-average discount rate - operating leases	2.8%	2.7%

Total rental expense related to the operating leases was $435,023, $414,563, and $390,292 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in net occupancy expense.

A table detailing the lease payments associated with the aforementioned properties is below.

December 31,
(dollars in thousands)
2024	$445
2025	455
2026	416
2027	260
2028	97
Thereafter	20
Total lease payments	1,693
Less: Interest	(88)
Present value of lease liabilities	$1,605

Note 8 - Deposits

The composition of deposits at December 31, 2023 and 2022 is as follows:

	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Demand noninterest-bearing	$269,998	27%	$261,882	28%
Interest checking and money market	417,318	43%	486,548	52%
Savings	101,193	10%	104,301	11%
Time deposits $250,000 and over	78,046	8%	35,979	4%
Other time deposits	115,158	12%	51,146	5%
Total	$981,713	100%	$939,856	100%

Note 8 - Deposits (Continued)

The maturities of fixed-rate time deposits at December 31, 2023 are reflected in the table below:

	Time Deposits	Other
Year ending December 31,	$250,000 and Over	Time Deposits
	(dollars in thousands)
2024	$76,086	$102,702
2025	1,960	8,282
2026	—	2,573
2027	—	1,097
2028	—	498
Thereafter	—	6
Total	$78,046	$115,158

Note 9 - Short-Term Borrowed Funds

The following tables set forth certain information regarding the amounts, year-end weighted average rates, average balances, weighted average rate, and maximum month-end balances for short-term borrowed funds, at and during 2023 and 2022:

	2023		2022
	Amount	Rate	Amount	Rate
	(dollars in thousands)
At year-end
Master notes and other short-term borrowings	$1,379	4.56%	$1,044	3.43%
	$1,379	4.56%	$1,044	3.43%

	2023		2022
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Average for the year
Federal funds purchased	$4	5.90%	$2	3.16%
Master notes and other short-term borrowings	1,073	0.94%	1,108	0.91%
	$1,077	0.96%	$1,110	0.92%

	2023	2022
	(dollars in thousands)
Maximum month-end balance
Master notes and other short-term borrowings	$2,094	$1,344

Master notes represent an overnight investment in commercial paper issued by the Company to customers of its subsidiary bank, where an agreement is in place.

The subsidiary bank has combined available lines of credit for federal funds and Federal Reserve discount window availability in the amount of $60.3 million at December 31, 2023.

Note 10 - Long-Term Debt

The Company has a line of credit with the Federal Home Loan Bank secured by qualifying first lien and second mortgage loans and commercial real estate loans with eligible collateral value of $147.0 million with the entire amount available for advances at December 31, 2023. There were no long-term advances under this line at December 31, 2023 or at December 31, 2022. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. during 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of December 31, 2023, there was no outstanding balance on the line of credit. This loan carries certain debt covenants, and as of December 31, 2023, the Company was in compliance with all of these covenants.

Note 10 - Long-Term Debt (Continued)

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which $9.7 million was outstanding at December 31, 2023. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2023, $11.7 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

Debt is reported net of unamortized debt issuance costs of $308,000 and $385,000 at December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, the scheduled maturities of these long-term borrowings are as follows:

Year Ended December 31, 2023
(dollars in thousands)
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	29,412
29,412
Less: unamortized debt issuance costs	(308)
Total	$29,104

Note 11 - Income Tax Matters

The significant components of income tax expense for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
	(dollars in thousands)
Current tax expense:
Federal	$2,706	$925	$2,311
State	256	176	309
Total	2,962	1,101	2,620
Deferred tax expense (benefit):
Federal	(709)	466	86
State	(85)	138	57
Total	(794)	604	143
Net provision for income taxes	$2,168	$1,705	$2,763

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized below:

	2023	2022	2021
	(dollars in thousands)
Tax computed at the statutory federal rate	$2,260	$2,090	$2,698
Increases (decreases) resulting from:
State income taxes, net of federal benefit	135	248	289
Meals and entertainment	33	24	19
Tax exempt income on bank owned life insurance policies	(29)	(238)	(27)
Tax exempt interest, net	(315)	(364)	(283)
Executive compensation limitation	—	—	44
Other	84	(55)	23
Provision for income taxes	$2,168	$1,705	$2,763

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
	(dollars in thousands)
Deferred tax assets relating to:
Net unrealized loss on securities available for sale	$7,487	$9,488	$343
Allowance for loan losses	1,333	559	957
Deferred compensation	967	938	1,043
Lease liability	369	458	512
Other	20	40	106
Total deferred tax assets	10,176	11,483	2,961
Deferred tax liabilities relating to:
Deferred loans fees and costs	(529)	(481)	(417)
ROU asset	(344)	(430)	(483)
Loan servicing	(239)	(276)	(285)
Premises and equipment	(147)	(174)	(172)
2016-01 unrealized gain	(7)	(5)	(28)
Total deferred tax liabilities	(1,266)	(1,366)	(1,385)
Net recorded deferred tax asset	$8,910	$10,117	$1,576

The net deferred tax asset is included in deferred income tax benefit on the accompanying consolidated balance sheets. The Company has no uncertain tax positions. The Company is subject to U.S. federal income tax as well as income tax of North Carolina and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2020.

Note 12 - Commitments and Contingencies

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

As of December 31, 2023 and 2022, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2023	2022
	(dollars in thousands)
Commitments to extend credit	$204,163	$165,992
Credit card commitments	25,647	20,376
Standby letters of credit	7,878	8,135
	$237,688	$194,503

The allowance for credit losses for unfunded loan commitments of $184,000 and $141,000 at December 31, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for year ended December 31, 2023.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)

Balance, December 31, 2022	$141
Cumulative effect of change in accounting principle	9
Provision for credit losses	34
Balance, December 31, 2023	$184

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial Instruments with Concentration of Credit Risk

The subsidiary bank makes commercial, agricultural, real estate mortgage, home equity and consumer loans primarily in Stanly, Anson, Cabarrus, Randolph and Mecklenburg counties in North Carolina. A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in these counties.

Although the Company’s composition of loans is diversified, there is some concentration of mortgage real estate loans, primarily 1-to-4 family residential mortgage loans and commercial loans secured primarily by real estate, shopping center locations, commercial land development, commercial buildings and equipment in the total portfolio. The Bank’s policy is to abide by real estate loan-to-value margin limits corresponding to guidelines issued by the federal supervisory agencies on March 19, 1993. The Bank’s lending policy for all loans requires that they be supported by sufficient cash flows at the time of origination.

Note 13 - Related Party Transactions

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

	2023	2022
	(dollars in thousands)
Balance, at beginning of the year	$4,984	$13,773
Beginning balance adjustment	(40)	—
Disbursements during the year	10,238	2,786
Collections during the year	(10,329)	(11,575)
Balance, at end of the year	$4,853	$4,984

At December 31, 2023, the Company had approved, but unused lines of credit, totaling $6.1 million to executive officers and directors, and their related interests, compared to $6.7 million at December 31, 2022. In addition, at December 31, 2023, the Company had $34.8 million of deposits for executive officers and directors, and their related interests compared to $35.2 million at December 31, 2022. Preferred stock issued to directors, executive officers and their related interests was $1.3 million at December 31, 2023 compared to $1.4 million at December 31, 2022. Additionally, certain directors own subordinated debt issued by the Company. The amount of related interest ownership of the Company’s subordinated debt in 2023 is $1.1 million compared to $1.6 million at December 31, 2022.

Note 14 – Shareholders’ Equity and Regulatory Matters

The Company and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These requirements, among other things, establish minimum levels of capital, restrict the amount of dividends that may be distributed, and require that reserves on deposit liabilities be maintained in the form of vault cash or deposits with the Federal Reserve Bank. For the reserve maintenance period in effect at December 31, 2023, there was no requirement of the Bank to maintain reserve balances in cash or on deposit with the Federal Reserve Bank as reserves on deposit liabilities.

The Company and its subsidiary bank are subject to federal regulatory risk-based capital guidelines for banks and bank holding companies. Each must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices which measure Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of December 31, 2023, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the capital adequacy rules.

Quantitative measures established by regulation to ensure capital adequacy and the Company’s consolidated capital ratios are set forth in the table below. The Company expects to meet or exceed these minimums without altering current operations or strategy.

			Minimum		Minimum to Be Well
			For Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023	(dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$109,207	14.8%	$58,872	8.0%
Uwharrie Bank	103,966	14.1%	58,780	8.0%	73,475	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	74,542	10.1%	44,154	6.0%
Uwharrie Bank	98,165	13.4%	44,085	6.0%	58,780	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	63,887	8.7%	33,115	4.5%
Uwharrie Bank	87,510	11.9%	33,064	4.5%	47,759	6.5%
Tier 1 Capital to Average Assets:
Consolidated	74,542	6.9%	43,002	4.0%
Uwharrie Bank	98,165	9.1%	42,925	4.0%	53,656	5.0%

Note 14 – Shareholders’ Equity and Regulatory Matters (Continued)

			Minimum		Minimum to Be Well
			For Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022	(dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$101,059	15.6%	$51,673	8.0%
Uwharrie Bank	95,135	14.8%	51,569	8.0%	64,461	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	69,162	10.7%	38,754	6.0%
Uwharrie Bank	92,845	14.4%	38,677	6.0%	51,569	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	58,507	9.1%	29,066	4.5%
Uwharrie Bank	82,190	12.8%	29,007	4.5%	41,900	6.5%
Tier 1 Capital to Average Assets:
Consolidated	69,162	6.7%	41,569	4.0%
Uwharrie Bank	92,845	9.0%	41,481	4.0%	51,852	5.0%

As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company’s subsidiary bank as being well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since such notification that management believes would have changed the categorization.

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

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which $9.7 million was outstanding at December 31, 2023. These securities have a final maturity date of September 30, 2029 and may be redeemed by the Company after September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 30, 2024.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2023, $11.7 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively. Proceeds of the Company’s aforementioned securities that have been invested in its subsidiary bank qualify for Tier 1 capital treatment for the Bank and are included as such in its year end capital ratios.

Note 14 – Shareholders’ Equity and Regulatory Matters (Continued)

Stock Repurchase Program

On February 21, 1995, the Company’s Board of Directors authorized and approved a Stock Repurchase Program, to be reaffirmed annually, pursuant to which the Company may repurchase shares of the Company’s common stock for the primary purpose of providing liquidity to its shareholders. During 2023, the Company repurchased 90,017 shares of outstanding common stock and repurchased 55,982 and 298,700 shares of outstanding common stock during 2022 and 2021, respectively.

Note 15 - Employee and Director Benefit Plans

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

The Company’s annual contribution to the plan was $665,462 in 2023, $655,958 in 2022 and $661,764 in 2021, determined as follows:

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

During 2023, $223,300 was expensed for benefits provided under the plans. Benefits provided under the plans were $223,300 and $253,300 for 2022 and 2021, respectively. The liability accrued for deferred compensation under the plan amounted to $4.5 million and $4.4 million at December 31, 2023 and 2022, respectively.

Split-Dollar Life Insurance

The Company has entered into Life Insurance Endorsement Method Split-Dollar Agreements with certain officers. Under these agreements, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officers’ beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. During 2023, the income associated with these policies was $78,641. During 2022, the income associated with these policies was $37,069 compared to expense of $35,847 during 2021. The liability associated with the split-dollar life insurance policies is $732,000 and $811,000 at December 31, 2023 and 2022, respectively.

Note 15 - Employee and Director Benefit Plans (Continued)

Stock Grant Plan

During 2015, the Company adopted the 2015 Stock Grant Plan (“SGP”), under which the Company, at its discretion, may choose to make grants or awards of Uwharrie Capital Corp common stock (the “Common Stock”) to employees, directors or independent contractors of the Company or its subsidiaries as an alternate form of compensation or as a performance bonus. Shares of the Company’s Common Stock to be used for Stock Grants under this Plan are outstanding shares purchased by a revocable trust formed by the Company (the “Trust”). Participants are 100% vested in the shares purchased on their behalf as soon as the Trust’s purchase is completed. The Company recognizes expense for the value of the shares at the time they are purchased by the Trust. During 2023, there were 23,576 shares granted at an expense of $183,000 compared to 19,078 shares granted at an expense of $163,000 in 2022 and 17,676 shares granted at an expense of $120,000 in 2021.

Note 16 - Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at December 31, 2023 and December 31, 2022, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of December 31, 2023 and December 31, 2022:

	Carrying	Estimated
December 31, 2023	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$63,434	$63,434	$63,434	$—	$—
Securities available for sale	336,714	336,714	51,505	285,209	—
Securities held to maturity	28,600	28,544	—	15,422	13,122
Equity securities	302	302	302	—	—
Loans held for investment, net	586,510	544,985	—	—	544,985
Loans held for sale	4,695	4,695	—	4,695	—
Restricted stock	1,672	1,672	1,672	—	—
Loan servicing assets	4,287	7,030	—	7,030	—
Mortgage banking derivatives	852	852	—	46	806
Accrued interest receivable	4,393	4,393	—	—	4,393

FINANCIAL LIABILITIES
Deposits	$981,713	$980,534	$—	$980,534	$—
Short-term borrowings	1,379	1,379	—	1,379	—
Long-term debt	29,104	25,102	—	—	25,102
Mortgage banking derivatives	288	288	—	288	—
Accrued interest payable	414	414	—	—	414

Note 16 - Fair Values of Financial Instruments (Continued)

	Carrying	Estimated
December 31, 2022	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$114,581	$114,581	$114,581	$—	$—
Securities available for sale	324,683	324,683	50,630	270,054	3,999
Securities held to maturity	30,306	27,178	—	13,526	13,652
Equity securities	292	292	292	—	—
Loans held for investment, net	495,599	458,479	—	—	458,479
Loans held for sale	2,774	2,774	—	2,774	—
Restricted stock	1,428	1,428	1,428	—	—
Loan servicing assets	4,931	6,972	—	6,972	—
Accrued interest receivable	3,633	3,633	—	—	3,633

FINANCIAL LIABILITIES
Deposits	$939,856	$938,114	$—	$938,114	$—
Short-term borrowings	1,044	1,044	—	1,044	—
Long-term debt	29,607	25,869	—	—	25,869
Mortgage banking derivatives	175	175	—	80	95
Accrued interest payable	108	108	—	—	108

At December 31, 2023, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. The fair value is not material. See Note 12 (Commitments and Contingencies) to the Company’s Notes to Consolidated Financial Statements for more information regarding commitments and contingent liabilities.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$51,505	$51,505	$—	$—
U.S. Government agencies	43,018	—	43,018	—
GSE - Mortgage-backed securities and CMOs	123,787	—	123,787	—
Asset-backed securities	31,513	—	31,513	—
State and political subdivisions	81,400	—	81,400	—
Corporate bonds	5,491	—	5,491	—
Equity securities	302	302	—	—
Mortgage banking derivatives	852	—	46	806
Total assets at fair value	$337,868	$51,807	$285,255	$806
Mortgage banking derivatives	$288	$—	$288	$—
Total liabilities at fair value	$288	$—	$288	$—

Note 16 - Fair Values of Financial Instruments (Continued)

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$50,630	$50,630	$—	$—
U.S. Government agencies	33,762	—	33,762	—
GSE - Mortgage-backed securities and CMOs	115,995	—	111,996	3,999
Asset-backed securities	36,686	—	36,686	—
State and political subdivisions	82,266	—	82,266	—
Corporate bonds	5,344	—	5,344	—
Equity securities	292	292	—	—
Mortgage banking derivatives	—	—	—	—
Total assets at fair value	$324,975	$50,922	$270,054	$3,999
Mortgage banking derivatives	$175	$—	$80	$95
Total liabilities at fair value	$175	$—	$80	$95

The following table provides a reconciliation for recurring Level 3 fair value measurements:

	December 31, 2023
	Mortgage banking derivatives: Interest rate lock commitments	Securities available for sale: GSE mortgage-backed securities and CMOs	Total
	(dollars in thousands)
Balance at December 31, 2021	$1,016	$—	$1,016
Change in fair value:
Included in income from mortgage banking	(1,111)	—	(1,111)
Included in accumulated other comprehensive income (loss)	—	(3)	(3)
Change in observability of significant inputs:
Included in accumulated other comprehensive income (loss)	—	4,002	4,002
Balance at December 31, 2022	$(95)	$3,999	$3,904
Change in fair value:
Included in income from mortgage banking	901	—	901
Included in accumulated other comprehensive income (loss)	—	4	4
Change in observability of significant inputs:
Included in accumulated other comprehensive income (loss)	—	(4,003)	(4,003)
Balance at December 31, 2023	$806	$—	$806

During the fourth quarter of 2022, the Company had one mortgage-backed security that was transferred from Level 2 to Level 3 due to changes in the observability of significant inputs. During the fourth quarter of 2023, the Company was able to observe inputs sufficient to support a Level 2 designation. Accordingly, the fair value of the security was transferred from Level 3 to Level 2 at December 31, 2023.

The fair value of mortgage interest rate lock commitments at December 31, 2023 was calculated based on a notional amount of $21.8 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the twelve months ended December 31, 2023, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 82.7% determined by loan product, loan stage, and loan purpose. The fair value of mortgage interest rate lock commitments at December 31, 2022 was calculated based on a notional amount of $8.9 million. Significant unobservable anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 92.98% at December 31, 2022. Changes in interest rates and other assumptions could significantly change these estimated values.

Note 16 - Fair Values of Financial Instruments (Continued)

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$187	$—	$—	$187
Total assets at fair value on a nonrecurring basis	$187	$—	$—	$187
Total liabilities at fair value on a nonrecurring basis	$—	$—	$—	$—

	December 31, 2022
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,116	$—	$—	$2,116
Total assets at fair value on a nonrecurring basis	$2,116	$—	$—	$2,116
Total liabilities at fair value on a nonrecurring basis	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements:

General
December 31, 2023	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%

General
December 31, 2022	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Impaired loans	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 25%
	Discounted cash flows	Discount rates	4%-8.75%

At December 31, 2023, individually evaluated loans were being evaluated with discounted appraisals for individually assessed nonaccrual loans deemed collateral dependent. At December 31, 2022, impaired loans were being evaluated with discounted expected cash flows for performing TDRs and discounted appraisals were being used on collateral dependent loans.

Note 17 - Parent Company Financial Data

The following is a summary of the condensed financial statements of Uwharrie Capital Corp:

Condensed Balance Sheets

	December 31,
	2023	2022
	(dollars in thousands)
Assets
Cash and demand deposits	$141	$126
Interest-earning deposits	5,221	5,234
Equity securities	302	292
Investments in:
Bank subsidiaries	62,409	50,425
Nonbank subsidiaries	706	598
Other assets	850	1,247
Total assets	$69,629	$57,922
Liabilities and shareholders’ equity
Master notes	$1,379	$1,044
Long term debt	29,104	29,607
Other liabilities	360	529
Total liabilities	30,843	31,180
Shareholders’ equity	38,786	26,742
Total liabilities and shareholders’ equity	$69,629	$57,922

Condensed Statements of Income

	2023	2022	2021
	(dollars in thousands)
Equity in undistributed earnings of subsidiaries	$7,907	$6,826	$10,949
Dividends received from subsidiaries	2,000	2,750	—
Interest income	87	39	25
Other income	167	80	211
Interest expense	(1,377)	(1,359)	(802)
Other operating expense	(537)	(440)	(532)
Income tax benefit	349	353	232
Net income	$8,596	$8,249	$10,083
Consolidated net income	$8,596	$8,249	$10,083
Less: Net income attributable to noncontrolling interest	(565)	(565)	(565)
Net income attributable to Uwharrie Capital Corp	8,031	7,684	9,518
Net income available to common shareholders	$8,031	$7,684	$9,518
Net income per common share
Basic	$1.12	$1.06	$1.27
Diluted	$1.12	$1.06	$1.27
Weighted average shares outstanding
Basic	7,197,496	7,246,850	7,506,065
Diluted	7,197,496	7,246,850	7,506,065

Note 17 - Parent Company Financial Data (Continued)

Condensed Statements of Cash Flows

	2023	2022		2021
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,596	$8,249	$	$10,083
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(7,907)	(6,826)		(10,949)
Realized/unrealized (gain) loss on equity securities	(10)	100		31
Amortization of debt issuance costs	77	77		19
(Increase) decrease in other assets	397	(307)		1,013
Increase (decrease) in other liabilities	(169)	11		(818)
Net cash provided (used) by operating activities	984	1,304		(621)
Cash flows from investing activities
Proceeds from sale of equity securities	—	—		929
Proceeds from sale of investments in other assets	—	—		1,120
Net cash provided by investing activities	—	—		2,049
Cash flows from financing activities
Net increase (decrease) in master notes	335	(37)		371
Net decrease in long-term debt	(580)	—		(1,000)
Proceeds from issuance of junior subordinated debentures	—	—		20,000
Debt issuance costs	—	—		(481)
Net increase in investment in subsidiaries	—	—		(15,000)
Repurchase of common stock, net	(728)	(451)		(2,644)
Cash paid for fractional shares	(9)	(9)		(13)
Other, net	—	—		(1)
Net cash provided (used) by financing activities	(982)	(497)		1,232
Net increase in cash and cash equivalents	2	807		2,660
Cash and cash equivalents at beginning of year	5,360	4,553		1,893
Cash and cash equivalents at end of year	$5,362	$5,360		$4,553

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO Internal Control Integrated Framework 2013, the Company believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2023 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct Ethics is available on the Company’s website at https://www.uwharrie.com/about/investor.

Item 11. Executive Compensation.

Incorporated by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2023.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Asheville, North Carolina.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.
Financial statements from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2023, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

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

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

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

/s/ Roger L. Dick	March 6, 2024
Roger L. Dick, Chief Executive Officer

/s/ Heather H. Almond	March 6, 2024
Heather H. Almond, Principal Financial Officer and Principal Accounting Officer

/s/ Merlin Amirtharaj	March 6, 2024
Merlin Amirtharaj, Director

/s/ Aaron D. Bates	March 6, 2024
Aaron D. Bates, Director

/s/ Dean M. Bowers	March 6, 2024
Dean M. Bowers, Director

/s/ James O. Campbell	March 6, 2024
James O. Campbell, Director

/s/ Vanessa O. Chambers	March 6, 2024
Vanessa O. Chambers, Director

/s/ Tara G. Eudy	March 6, 2024
Tara G. Eudy, Director

/s/ Deidre B. Foster	March 6, 2024
Deidre B. Foster, Director

/s/ Allen K. Furr	March 6, 2024
Allen K. Furr, Director

/s/ Cynthia B. Hanson	March 6, 2024
Cynthia B. Hanson, Director

/s/ Matthew R. Hudson	March 6, 2024
Matthew R. Hudson, Director

/s/ Mary N. Klauder	March 6, 2024
Mary N. Klauder, Director

/s/ Matthew D. McAulay	March 6, 2024
Matthew D. McAulay, Director

/s/ Wesley A. Morgan	March 6, 2024
Wesley A. Morgan, Director

/s/ Chris M. Poplin	March 6, 2024
Chris M. Poplin, Director

/s/ Frank A. Rankin, III	March 6, 2024
Frank A. Rankin, III, Director

/s/ Vernon A. Russell	March 6, 2024
Vernon A. Russell, Director

/s/ S. Todd Swaringen	March 6, 2024
S. Todd Swaringen, Director