Form 10-Q
period 2024-03-31
UWHARRIE CAPITAL CORP
filed 2024-05-09
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,100,791 shares of common stock outstanding as of May 6, 2024.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	March 31, 2024 (Unaudited)	December 31, 2023*
	(dollars in thousands)
ASSETS
Cash and due from banks	$11,446	$7,407
Interest-earning deposits with banks	51,203	56,027
Cash and cash equivalents	62,649	63,434
Securities available for sale, at fair value (amortized cost $372,479 and $369,301 respectively)	338,447	336,714
Securities held to maturity, at amortized cost (fair value $25,583 and $25,736 respectively)	28,430	28,600
Less allowance for credit losses on securities held to maturity	(66)	(56)
Net securities held to maturity	28,364	28,544
Equity securities, at fair value	343	302
Loans held for sale	5,299	4,695
Loans held for investment	613,808	592,071
Less allowance for credit losses on loans	(5,523)	(5,561)
Net loans held for investment	608,285	586,510
Premises and equipment, net	14,894	15,089
Interest receivable	4,765	4,393
Restricted stock	1,709	1,672
Bank owned life insurance	7,828	7,793
Deferred income tax benefit	9,034	8,910
Loan servicing assets	4,180	4,287
Mortgage banking derivatives	1,091	852
Other assets	9,778	9,396
Total assets	$1,096,666	$1,072,591

LIABILITIES
Deposits:
Demand noninterest-bearing	$284,856	$269,998
Interest checking and money market accounts	407,211	417,318
Savings deposits	100,093	101,193
Time deposits, $250,000 and over	86,047	78,046
Other time deposits	121,616	115,158
Total deposits	999,823	981,713
Short-term borrowed funds	6,290	1,379
Long-term debt	29,123	29,104
Mortgage banking derivatives	56	288
Other liabilities	10,971	10,666
Total liabilities	1,046,263	1,023,150

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,103,003 and 7,124,438 at March 31, 2024 and December 31, 2023, respectively	8,879	8,905
Additional paid-in capital	12,735	12,876
Undivided profits	44,347	42,105
Accumulated other comprehensive loss	(26,213)	(25,100)
Total Uwharrie Capital Corp shareholders’ equity	39,748	38,786
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	50,403	49,441
Total liabilities and shareholders’ equity	$1,096,666	$1,072,591

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$8,794	$6,367
Investment securities:
Investment securities, taxable	2,921	2,492
Investment securities, non-taxable	312	370
Equity Securities	5	5
Interest-earning deposits with banks and federal funds sold	626	1,070
Total interest income	12,658	10,304
Interest Expense
Interest checking and money market accounts	1,599	1,422
Savings deposits	139	80
Time deposits, $250,000 and over	858	296
Other time deposits	1,133	318
Short-term borrowed funds	61	9
Long-term debt	330	334
Total interest expense	4,120	2,459
Net interest income	8,538	7,845
Provision for (recovery of) credit losses on:
Loans	(5)	291
Securities held to maturity	10	(7)
Unfunded loan commitments	(35)	(7)
Total provision for (recovery of) credit losses	(30)	277
Net interest income after provision for (recovery of) credit losses	8,568	7,568

Noninterest Income
Service charges on deposit accounts	268	249
Other service fees and commissions	931	889
Interchange and card transaction fees, net	288	304
Loss on sale/call of securities	(148)	(51)
Realized/unrealized gain on equity securities	41	34
Income from mortgage banking	834	694
Supplemental executive retirement plan loss	(12)	(335)
Other income	127	198
Total noninterest income	2,329	1,982
Noninterest Expense
Salaries and employee benefits	5,214	4,744
Net occupancy expense	425	453
Equipment expense	207	188
Data processing costs	230	204
Loan costs	33	100
Professional fees and services	264	258
Marketing and donations	366	382
Electronic banking expense	100	129
Software amortization and maintenance	330	307
FDIC insurance	123	117
Supplemental executive retirement plan loss	(12)	(335)
Other noninterest expense	602	578
Total noninterest expense	7,882	7,125
Income before income taxes	3,015	2,425
Income taxes	632	471
Net income	$2,383	$1,954
Consolidated net income	$2,383	$1,954
Less: net income attributable to noncontrolling interest	(141)	(139)
Net income attributable to Uwharrie Capital Corp and common shareholders	2,242	1,815
Net income per common share
Basic	$0.31	$0.25
Diluted	$0.31	$0.25
Weighted average common shares outstanding
Basic	7,122,475	7,216,628
Diluted	7,122,475	7,216,628

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net income	$2,383	$1,954
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(1,445)	5,864
Related tax effect	332	(1,359)
Reclassification of loss recognized in net income	—	51
Related tax effect	—	(10)
Total other comprehensive income (loss)	(1,113)	4,546
Comprehensive income	1,270	6,500
Less: Comprehensive income attributable to noncontrolling interest	(141)	(139)
Comprehensive income attributable to Uwharrie Capital Corp	$1,129	$6,361

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2022	7,075,125	$8,844	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	—	—	(1,915)	—	—	(1,915)
Net Income	—	—	—	1,815	—	139	1,954
Repurchase of common stock	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	4,546	—	4,546
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2023	7,075,125	$8,844	$12,633	$36,930	$(27,219)	$10,655	$41,843

Balance, December 31, 2023	7,124,438	$8,905	$12,876	$42,105	$(25,100)	$10,655	$49,441
Net Income	—	—	—	2,242	—	141	2,383
Repurchase of common stock	(21,435)	(26)	(141)	—	—	—	(167)
Other comprehensive loss	—	—	—	—	(1,113)	—	(1,113)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2024	7,103,003	$8,879	$12,735	$44,347	$(26,213)	$10,655	$50,403

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,383	$1,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278	276
Right of use asset amortization	96	93
Provision for (recovery of) credit losses	(30)	277
Loss on sale of securities available for sale	—	51
Loss on call of securities held to maturity	148	—
Gain on sale of premises and equipment	—	(37)
Gain on sale of mortgage loans	(54)	(109)
Realized/unrealized gain on equity securities	(41)	(34)
Net amortization of premium on investment securities available for sale	438	474
Net amortization of premium on investment securities held to maturity	36	35
Amortization of loan servicing assets	288	293
Originations and purchases of mortgage loans for sale	(21,457)	(13,703)
Proceeds from sales of mortgage loans for sale	20,907	12,497
Mortgage banking derivatives	(471)	(383)
Loan servicing assets	(181)	(107)
Accrued interest receivable	(372)	(204)
Prepaid assets	(352)	(504)
Cash surrender value of life insurance	(35)	(34)
Miscellaneous other assets	281	(64)
Accrued interest payable	143	86
Miscellaneous other liabilities	49	748
Net cash provided by operating activities	2,054	1,605
Cash flows from investing activities
Proceeds from sale of investment securities available for sale	—	6,793
Proceeds from maturities, calls and paydowns of securities available for sale	9,650	6,656
Proceeds from maturities, calls and paydowns of securities held to maturity	134	1,044
Purchase of investment securities available for sale	(13,266)	(14,530)
Purchase of investments in other assets	(200)	(61)
Proceeds from sale of investments in other assets	97	—
Net change in restricted stock	(37)	(40)
Net increase in loans	(21,770)	(19,039)
Purchase of premises and equipment	(160)	(160)
Proceeds from sale of premises and equipment	—	38
Net cash used by investing activities	(25,552)	(19,299)
Cash flows from financing activities
Net increase in deposit accounts	18,110	20,942
Net increase (decrease) in federal funds purchased and other short-term borrowings	4,911	(62)
Repayment of long-term borrowings	—	(250)
Repurchase of common stock, net	(167)	—
Dividends paid on preferred stock (noncontrolling interest)	(141)	(139)
Net cash provided by financing activities	22,713	20,491
Increase (decrease) in cash and cash equivalents	(785)	2,797
Cash and cash equivalents, beginning of period	63,434	114,581
Cash and cash equivalents, end of period	$62,649	$117,378
Supplemental disclosures of cash flow information
Interest paid	$3,956	$2,352
Income taxes paid	993	—
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(1,113)	$(4,546)
Loans transferred to foreclosed real estate	—	142

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2024. This Quarterly Report should be read in conjunction with such Annual Report.

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

Accounting Changes and Reclassifications

Certain amounts in the 2023 financial statements have been reclassified to conform to the 2024 presentation. The recovery of credit losses on unfunded loan commitments has been reclassified from other noninterest expense for periods prior to 2024. The reclassification did not have an impact on net income or shareholders’ equity.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements for the year ended December 31, 2023 and are contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

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

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Beginning balance	$(25,100)	$(31,765)
Other comprehensive income (loss) before reclassifications, net of $332 and ($1,359) tax effect, respectively	(1,113)	4,505
Amounts reclassified from accumulated other comprehensive loss, net of $0 and ($10) tax effect, respectively	—	41
Net current-period other comprehensive income (loss)	(1,113)	4,546
Ending balance	$(26,213)	$(27,219)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2024 or December 31, 2023. The number of shares and earnings per share for the 2023 periods have been adjusted for the 2% stock dividend declared on October 17, 2023.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,122,475 for the three-month period ended March 31, 2024 compared to 7,216,628 for the three-month period ended March 31, 2023.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$54,994	$—	$3,680	$51,314
U.S. government agencies	45,734	80	1,065	44,749
GSE - Mortgage-backed securities and CMOs	140,742	1	14,188	126,555
Asset-backed securities	29,625	343	83	29,885
State and political subdivisions	95,384	3	14,993	80,394
Corporate bonds	6,000	—	450	5,550
Total securities available for sale	$372,479	$427	$34,459	$338,447

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	13,430	—	1,167	12,263	—	13,430
Corporate bonds	15,000	—	1,680	13,320	66	14,934
Total securities held to maturity	$28,430	$—	$2,847	$25,583	$66	$28,364

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$54,984	$—	$3,479	$51,505
U.S. government agencies	43,921	66	969	43,018
GSE - Mortgage-backed securities and CMOs	137,346	170	13,729	123,787
Asset-backed securities	31,469	244	200	31,513
State and political subdivisions	95,581	15	14,196	81,400
Corporate bonds	6,000	—	509	5,491
Total securities available for sale	$369,301	$495	$33,082	$336,714

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
U.S. government agencies	$133	$—	$1	$132	$—	$133
State and political subdivisions	13,467	—	985	12,482	—	13,467
Corporate bonds	15,000	—	1,878	13,122	56	14,944
Total securities held to maturity	$28,600	$—	$2,864	$25,736	$56	$28,544

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at March 31, 2024 and December 31, 2023. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $750,000 and $712,000 at March 31, 2024 and December 31, 2023, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2024.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the three months ended March 31, 2024.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2023	$—	$56	$56
Provision for credit losses	—	10	10
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, March 31, 2024	$—	$66	$66

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at March 31, 2024.

March 31, 2024	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$1,148	$—	$1,148
Aa1/Aa2/Aa3	12,282	—	12,282
A1/A2	—	—	—
BBB	—	—	—
Not rated	—	15,000	15,000
Total	$13,430	$15,000	$28,430

At March 31, 2024, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the three months ended March 31, 2024.

Results from sales of securities available for sale for the three-month periods ended March 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Gross proceeds from sales	$—	$6,793

Realized gains from sales	$—	$6
Realized losses from sales	—	57
Net realized losses	$—	$(51)

At March 31, 2024 and December 31, 2023, securities available for sale with a carrying amount of $129.4 million and $137.1 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. At March 31, 2024, securities available for sale with a carrying amount of $6.8 million were pledged as collateral on a borrowing established with the Federal Reserve Bank in January 2024. More information regarding short-term borrowings can be found in Note 14 (Short-Term Debt) to the Company's Notes to Consolidated Financial Statements.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments.

The following table shows the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024.

	Less than 12 Months			12 Months or More			Total
March 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	—	$—	$—	8	$49,314	$3,680	$49,314	$3,680
U.S. government agencies	12	13,721	189	22	21,535	876	35,256	1,065
GSE-Mortgage-backed securities and CMOs	14	25,610	222	59	99,703	13,966	125,313	14,188
Asset-backed securities	1	637	2	5	7,992	81	8,629	83
State and political subdivisions	1	2,230	3	61	76,748	14,990	78,978	14,993
Corporate bonds	—	—	—	3	5,550	450	5,550	450
Total securities available for sale	28	$42,198	$416	158	$260,842	$34,043	$303,040	$34,459

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023.

	Less than 12 Months			12 Months or More			Total
December 31, 2023	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	9	$51,505	$3,479	$51,505	$3,479
U.S. government agencies	12	16,865	107	18	14,705	862	31,570	969
GSE-Mortgage-backed securities and CMOs	5	7,907	103	59	100,765	13,626	108,672	13,729
Asset-backed securities	2	1,711	5	7	10,140	195	11,851	200
State and political subdivisions	2	2,496	23	60	76,352	14,173	78,848	14,196
Corporate bonds	—	—	—	3	5,491	509	5,491	509
Total securities available for sale	21	$28,979	$238	156	$258,958	$32,844	$287,937	$33,082

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the length of time and the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At March 31, 2024, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of March 31, 2024:

	March 31, 2024
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	22,028	21,937	3.82%
Due after one but within five years	46,925	42,936	2.04%
Due after five but within ten years	64,512	56,787	2.56%
Due after ten years	239,014	216,787	3.67%
	$372,479	$338,447	3.28%

	March 31, 2024
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due within twelve months	380	379	2.99%
Due after five but within ten years	18,820	16,753	4.17%
Due after ten years	9,230	8,451	3.42%
	$28,430	$25,583	3.91%

The portion of unrealized gains and losses for the three months ended March 31, 2024 and 2023 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Gross proceeds from sales	$—	$—

Net gains recognized during the period on equity securities	$41	$34
Less: Net gains (losses) recognized from equity securities sold during the period	—	—
Unrealized gains recognized during the period on equity securities still held at the reporting date	$41	$34

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Commercial
Commercial	$105,592	$102,366
Real estate - commercial	226,535	213,397
Other real estate construction loans	36,600	40,872
Other loans	6,080	6,214
Noncommercial
Real estate 1-4 family construction	15,103	12,481
Real estate - residential	149,952	143,697
Home equity	61,444	60,599
Consumer loans	11,648	11,581
	612,954	591,207
Less:
Allowance for credit losses	(5,523)	(5,561)
Deferred loan costs net	854	864

Loans held for investment, net	$608,285	$586,510

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three months ended March 31, 2024 and 2023.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561
Provision for (recovery of) credit losses	(16)	(24)	(66)	2	3	58	18	20	(5)
Charge-offs	—	—	—	—	—	—	—	(45)	(45)
Recoveries	3	—	—	—	—	1	—	8	12
Net (charge-offs) recoveries	3	—	—	—	—	1	—	(37)	(33)
Balance, March 31, 2024	$1,480	$2,033	$323	$11	$34	$855	$600	$187	$5,523

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2022	$435	$760	$177	$4	$—	$561	$277	$76	$2,290
Cumulative effect of change in accounting principle	702	1,017	143	5	—	74	375	91	2,407
Provision for (recovery of) credit losses	213	83	47	(2)	—	21	(86)	15	291
Charge-offs	(343)	—	(42)	—	—	—	—	(36)	(421)
Recoveries	3	—	—	—	—	1	1	24	29
Net (charge-offs) recoveries	(340)	—	(42)	—	—	1	1	(12)	(392)
Balance, March 31, 2023	$1,010	$1,860	$325	$7	$—	$657	$567	$170	$4,596

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

March 31, 2024	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$28	$167	$195	$105,393	$105,588	$—
Real estate - commercial	45	401	446	226,212	226,658	—
Other real estate construction	—	—	—	36,600	36,600	—
Real estate 1-4 family construction	—	—	—	15,103	15,103	—
Real estate - residential	388	828	1,216	149,471	150,687	—
Home equity	85	181	266	61,179	61,445	—
Consumer loans	62	—	62	11,586	11,648	—
Other loans	—	—	—	6,079	6,079	—
Total	$608	$1,577	$2,185	$611,623	$613,808	$—

December 31, 2023	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$46	$154	$200	$102,162	$102,362	$—
Real estate - commercial	588	488	1,076	212,447	213,523	—
Other real estate construction	—	—	—	40,872	40,872	—
Real estate 1-4 family construction	—	—	—	12,481	12,481	—
Real estate - residential	715	278	993	143,445	144,438	—
Home equity	115	181	296	60,304	60,600	—
Consumer loan	84	—	84	11,497	11,581	—
Other loans	—	—	—	6,214	6,214	—
Total	$1,548	$1,101	$2,649	$589,422	$592,071	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The carrying value of foreclosed properties held as other real estate was $141,000 at March 31, 2024 and December 31, 2023. The Company had no foreclosed residential real estate and $132,000 of residential real estate in process of foreclosure at March 31, 2024. At December 31, 2023, the Company had no foreclosed residential real estate and no residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of March 31, 2024 and December 31, 2023 was as follows:

				Three Months Ended
	March 31, 2024			March 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$167	$167	$—
Real estate - commercial	401	—	401	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	177	651	828	10
Home equity	—	181	181	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$578	$999	$1,577	$10

				Three Months Ended
	December 31, 2023			March 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$154	$154	$—
Real estate - commercial	400	88	488	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	181	97	278	7
Home equity	—	181	181	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$581	$520	$1,101	$7

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

The following table details the amortized cost of collateral dependent loans and any related allowance at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
	(dollars in thousands)
Commercial	$149	$97	$154	$95
Real estate - commercial	401	—	400	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	736	70	181	—
Home equity	132	—	132	3
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$1,418	$167	$867	$98

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024:

March 31, 2024	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$6,977	$21,263	$20,569	$15,938	$4,377	$12,559	$22,647	$104,330
Watch	—	175	518	—	—	—	382	1,075
Special Mention	—	16	—	—	—	—	—	16
Substandard	—	—	—	—	167	—	—	167
Total commercial	6,977	21,454	21,087	15,938	4,544	12,559	23,029	105,588

Real estate - commercial
Pass	11,145	51,418	50,589	37,890	22,383	47,890	3,857	225,172
Watch	—	—	—	—	—	70	—	70
Special Mention	—	—	—	576	119	320	—	1,015
Substandard	—	—	—	401	—	—	—	401
Total real estate - commercial	11,145	51,418	50,589	38,867	22,502	48,280	3,857	226,658

Other real estate construction
Pass	1,465	20,164	5,435	2,766	3,661	2,553	509	36,553
Watch	—	—	—	—	—	47	—	47
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	1,465	20,164	5,435	2,766	3,661	2,600	509	36,600

Real estate 1-4 family construction
Pass	1,162	12,908	533	500	—	—	—	15,103
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	1,162	12,908	533	500	—	—	—	15,103

Real estate - residential
Pass	10,875	45,839	37,947	22,666	10,904	17,296	1,534	147,061
Watch	504	—	—	209	379	784	—	1,876
Special Mention	—	107	—	497	—	318	—	922
Substandard	—	558	—	—	193	77	—	828
Total real estate - residential	11,379	46,504	37,947	23,372	11,476	18,475	1,534	150,687

Home equity
Pass	—	135	205	45	406	1,274	58,794	60,859
Watch	—	—	—	109	—	146	149	404
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	181	—	181
Total home equity	—	135	205	154	406	1,601	58,943	61,444

Consumer loans
Pass	1,594	3,578	1,704	473	94	433	3,747	11,623
Watch	—	—	—	—	—	—	—	—
Special Mention	—	25	—	—	—	—	—	25
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	1,594	3,603	1,704	473	94	433	3,747	11,648

Other loans
Pass	—	—	1,607	2,779	1,285	409	—	6,080
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	—	—	1,607	2,779	1,285	409	—	6,080

Total Pass	33,218	155,305	118,589	83,057	43,110	82,414	91,088	606,781
Total Watch	504	175	518	318	379	1,047	531	3,472
Total Special Mention	—	148	—	1,073	119	638	—	1,978
Total Substandard	—	558	—	401	360	258	—	1,577
Total loans	$33,722	$156,186	$119,107	$84,849	$43,968	$84,357	$91,619	$613,808

During three months ended March 31, 2024, thirty-two loans totaling $974,000 were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

December 31, 2023	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$23,611	$21,731	$16,587	$5,868	$2,553	$10,634	$20,089	$101,073
Watch	183	22	—	—	—	—	914	1,119
Special Mention	16	—	—	—	—	—	—	16
Substandard	—	—	—	154	—	—	—	154
Total commercial	23,810	21,753	16,587	6,022	2,553	10,634	21,003	102,362

Real estate - commercial
Pass	51,543	46,563	38,267	23,031	15,727	33,949	2,844	211,924
Watch	—	—	—	—	74	—	—	74
Special Mention	—	—	588	121	171	157	—	1,037
Substandard	—	—	400	88	—	—	—	488
Total real estate - commercial	51,543	46,563	39,255	23,240	15,972	34,106	2,844	213,523

Other real estate construction
Pass	20,458	10,368	3,050	3,711	542	2,148	548	40,825
Watch	—	—	—	—	—	47	—	47
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	20,458	10,368	3,050	3,711	542	2,195	548	40,872

Real estate 1-4 family construction
Pass	10,628	1,353	500	—	—	—	—	12,481
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	10,628	1,353	500	—	—	—	—	12,481

Real estate - residential
Pass	46,470	40,558	23,259	11,182	3,528	15,208	1,082	141,287
Watch	—	—	209	384	122	669	—	1,384
Special Mention	666	—	501	—	—	322	—	1,489
Substandard	—	—	—	196	—	82	—	278
Total real estate - residential	47,136	40,558	23,969	11,762	3,650	16,281	1,082	144,438

Home equity
Pass	173	134	95	407	94	1,309	57,800	60,012
Watch	—	—	109	—	19	130	149	407
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	181	—	181
Total home equity	173	134	204	407	113	1,620	57,949	60,600

Consumer loans
Pass	4,302	2,089	609	121	129	352	3,936	11,538
Watch	—	—	—	—	—	—	—	—
Special Mention	25	18	—	—	—	—	—	43
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	4,327	2,107	609	121	129	352	3,936	11,581

Other loans
Pass	5	1,611	2,864	1,306	—	428	—	6,214
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	5	1,611	2,864	1,306	—	428	—	6,214

Total Pass	157,190	124,407	85,231	45,626	22,573	64,028	86,299	585,354
Total Watch	183	22	318	384	215	846	1,063	3,031
Total Special Mention	707	18	1,089	121	171	479	—	2,585
Total Substandard	—	—	400	438	—	263	—	1,101
Total loans	$158,080	$124,447	$87,038	$46,569	$22,959	$65,616	$87,362	$592,071

The following tables present gross charge-offs by origination date as of March 31, 2024 and December 31, 2023:

March 31, 2024	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
(dollars in thousands)
Commercial
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	28	3	—	6	—	8	45
Total charge-offs	$—	$28	$3	$—	$6	$—	$8	$45

December 31, 2023	Gross Loan Charge-offs by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$49	$—	$159	$315	$71	$9	$603
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	42	—	—	—	—	—	42
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	34	4	3	—	4	64	109
Total charge-offs	$—	$125	$4	$162	$315	$75	$73	$754
Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2024 and December 31, 2023 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2024 and December 31, 2023:

March 31, 2024	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$105,421	$167	$105,588
Real estate - commercial	226,257	401	226,658
Other real estate construction	36,600	—	36,600
Real estate 1-4 family construction	15,103	—	15,103
Real estate - residential	149,859	828	150,687
Home equity	61,264	181	61,445
Consumer loans	11,648	—	11,648
Other loans	6,079	—	6,079
Total	$612,231	$1,577	$613,808

December 31, 2023	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$102,208	$154	$102,362
Real estate - commercial	213,035	488	213,523
Other real estate construction	40,872	—	40,872
Real estate 1-4 family construction	12,481	—	12,481
Real estate - residential	144,160	278	144,438
Home equity	60,419	181	60,600
Consumer loans	11,581	—	11,581
Other loans	6,214	—	6,214
Total	$590,970	$1,101	$592,071

Modifications to Borrowers Experiencing Financial Difficulty

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. The Company rarely modifies loans by providing principal forgiveness. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a loan by providing multiple types of concessions. Typically one type of concession is granted initially. If the borrower continues to experience financial difficulty, another concession may be granted. Types of concessions include term extensions beyond customary terms, capitalization of accrued interest, interest rate reductions to below current market rates, payment deferrals or principal forgiveness.

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024. The following table shows the amortized cost basis of loans modified for borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted, during the twelve months ended December 31, 2023.

	Payment Deferrals
	Amortized	% of Total
	Cost Basis	Loan Type	Financial Effect
	(dollars in thousands)
Real estate - residential	$560	0.37%	Provided additional payment deferral to borrowers in the form of interest-only payments
Total	$560

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the twelve months ended December 31, 2023 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified during the twelve-month period ended December 31, 2023:

	Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days
	Current	Past Due	Past Due
	(dollars in thousands)
Real estate - residential	$560	$—	$—
Total	$560	$—	$—

Note 8 - Leases

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of three to six years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2024, operating lease ROU assets were $1.4 million and the operating lease liability was $1.5 million, compared to operating lease ROU assets of $1.8 million and an operating lease liability of $1.9 million at March 31, 2023. Lease costs associated with all leases was $106,000 for the three months ended March 31, 2024 and 2023.

The table below summarizes other information related to our operating leases:

	Three Months Ended March 31,
	2024	2023
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$110	$107
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	3.7	4.7
Weighted-average discount rate - operating leases	2.60%	2.55%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2024
(dollars in thousands)
2024	$336
2025	455
2026	416
2027	260
2028	97
2029 and thereafter	20
Total lease payments	1,584
Less: Interest	(79)
Present value of lease liabilities	1,505

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

At March 31, 2024 and December 31, 2023, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Commitments to extend credit	$223,003	$204,163
Credit card commitments	25,616	25,647
Standby letters of credit	7,907	7,878
Total commitments	$256,526	$237,688

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $149,000 and $184,000 at March 31, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2023	$184
Provision for (recovery of) credit losses	(35)
Balance, March 31, 2024	$149

Note 10 – Fair Value Disclosures

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

Among the Company’s assets and liabilities, investment securities available for sale and mortgage banking derivatives are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including other real estate owned, individually evaluated loans, loans held for sale, which are carried at the lower of cost or market, and loan servicing rights, where fair value is determined using similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Deposits, short-term borrowings and long-term obligations are not reported at fair value.

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

The Company does not record loans at fair value on a recurring basis. However, certain nonaccrual loans are individually evaluated for determining the allowance for credit losses. If the loan is deemed to be collateral dependent and the relationship’s outstanding balance is $100,000 or greater, it will be individually evaluated. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is based on appraised values discounted by liquidation costs which the Company considers Level 3 valuations.

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$51,314	$51,314	$—	$—
U.S. government agencies	44,749	—	44,749	—
GSE - Mortgage-backed securities and CMOs	126,555	—	126,555	—
Asset-backed securities	29,885	—	29,885	—
State and political subdivisions	80,394	—	80,394	—
Corporate bonds	5,550	—	5,550	—
Equity securities	343	343	—	—
Mortgage banking derivatives	1,091	—	23	1,068
Total assets at fair value on a recurring basis	$339,881	$51,657	$287,156	$1,068
Mortgage banking derivatives	$56	$—	$56	$—
Total liabilities at fair value on a recurring basis	$56	$—	$56	$—

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$51,505	$51,505	$—	$—
U.S. government agencies	43,018	—	43,018	—
GSE - Mortgage-backed securities and CMOs	123,787	—	123,787	—
Asset-backed securities	31,513	—	31,513	—
State and political subdivisions	81,400	—	81,400	—
Corporate bonds	5,491	—	5,491	—
Equity securities	302	302	—	—
Mortgage banking derivatives	852	—	46	806
Total assets at fair value on a recurring basis	$337,868	$51,807	$285,255	$806
Mortgage banking derivatives	$288	$—	$288	$—
Total liabilities at fair value on a recurring basis	$288	$—	$288	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	March 31, 2024
	Mortgage banking derivatives: Interest rate lock commitments	Total
	(dollars in thousands)
Balance at December 31, 2023	$806	$806
Change in fair value:
Included in income from mortgage banking	262	262
Included in accumulated other comprehensive income (loss)	—	—
Change in observability of significant inputs:
Included in income from mortgage banking	—	—
Included in accumulated other comprehensive income (loss)	—	—
Balance at March 31, 2024	$1,068	$1,068

The fair value of mortgage IRLCs at March 31, 2024 was calculated based on a notional amount of $32.0 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At March 31, 2024, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 84.2% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2023 was calculated based on a notional amount of $21.8 million. Significant unobservable inputs were the same as those used for the three months ended March 31, 2024 and assumed a projected pull-through rate of 82.7% at December 31, 2023. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$673	$—	$—	$673
Total assets at fair value on a nonrecurring basis	$673	$—	$—	$673

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$187	$—	$—	$187
Total assets at fair value on a nonrecurring basis	$187	$—	$—	$187

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2024
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%

December 31, 2023
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%

At March 31, 2024, individually evaluated loans were being evaluated with discounted appraisals for individually evaluated nonaccrual loans deemed collateral dependent.

Note 11 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2024 and December 31, 2023 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2024 and December 31, 2023:

March 31, 2024	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$62,649	$62,649	$62,649	$—	$—
Securities available for sale	338,447	338,447	51,314	287,133	—
Securities held to maturity	28,430	28,364	—	15,044	13,320
Equity securities	343	343	343	—	—
Loans held for investment, net	608,285	566,982	—	—	566,982
Loans held for sale	5,299	5,299	—	5,299	—
Restricted stock	1,709	1,709	1,709	—	—
Loan servicing assets	4,180	7,269	—	7,269	—
Mortgage banking derivatives	1,091	1,091	—	23	1,068
Accrued interest receivable	4,765	4,765	—	—	4,765

FINANCIAL LIABILITIES
Deposits	$999,823	998,577	—	998,577	—
Short-term borrowings	6,290	6,290	—	6,290	—
Long-term borrowings	29,123	25,209	—	—	25,209
Mortgage banking derivatives	56	56	—	56	—
Accrued interest payable	557	557	—	—	557

December 31, 2023	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$63,434	$63,434	$63,434	$—	$—
Securities available for sale	336,714	336,714	51,505	285,209	—
Securities held to maturity	28,600	28,544	—	15,422	13,122
Equity securities	302	302	302	—	—
Loans held for investment, net	586,510	544,985	—	—	544,985
Loans held for sale	4,695	4,695	—	4,695	—
Restricted stock	1,672	1,672	1,672	—	—
Loan servicing assets	4,287	7,030	—	7,030	—
Mortgage banking derivatives	852	852	—	46	806
Accrued interest receivable	4,393	4,393	—	—	4,393

FINANCIAL LIABILITIES
Deposits	$981,713	$980,534	$—	$980,534	$—
Short-term borrowings	1,379	1,379	—	1,379	—
Long-term borrowings	29,104	25,102	—	—	25,102
Mortgage banking derivatives	288	288	—	288	—
Accrued interest payable	414	414	—	—	414

At March 31, 2024 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 (Commitments and Contingencies) to the Company's Notes to Consolidated Financial Statements.

Note 12 – Recent Accounting Pronouncements and Other Changes

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

ASU 2023-01 “Leases (Topic 842) – Common Control Arrangements” requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party (on the basis of legally enforceable terms and conditions). ASU 2023-01 was effective January 1, 2024 and did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments apply to all public entities that are required to report segment information in accordance with FASB

ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve disclosures about a public entity's reportable segments through enhanced disclosures about a segment's expenses. The amendments require, on and interim and annual basis, disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as any other key measure of performance used for segment management decisions. The Amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses key profitability measures in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

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

Note 13 – Mortgage Banking Derivatives

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

The Company also enters into purchase and sale agreements of to-be-announced mortgage-backed securities trades (TBAs). A TBA trade is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from IRLCs. TBAs are accounted for as derivatives when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of March 31, 2024 and December 31, 2023.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at March 31, 2024
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$31,961	$1,068
Forward sales commitments	841	23
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	41,500	56

Balance at December 31, 2023
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$21,791	$806
Forward sales commitments	1,826	46
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	23,000	288

Note 14 – Short-Term Borrowed Funds

During the first quarter of 2024, the Company borrowed $5.0 million through the Federal Reserve Bank's Bank Term Funding Program (“BTFP”). The BTFP was established as an additional source of liquidity against high-quality securities valued at par. The program offered loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The note matures on January 22, 2025 and charges interest at a rate of 4.93%. The borrowing is secured by three available for sale agency securities issued by the Small Business Administration with par value totaling $7.5 million. At March 31, 2024, the fair value of the pledged bonds was $6.8 million.

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

Comparison of Financial Condition at March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024, the Company’s total assets increased $24.1 million, from $1.07 billion to $1.10 billion.

Cash and cash equivalents decreased $785,000 during the three months ended March 31, 2024, from $63.4 million to $62.6 million. The decrease in cash and cash equivalents was used to fund growth in the loan portfolio.

Investment securities consist of securities available for sale and securities held to maturity. For the three-month period ended March 31, 2024, investment securities increased $1.6 million from $365.3 million at December 31, 2023 to $366.9 million at March 31, 2024. At March 31, 2024, the Company had net unrealized losses on securities available for sale of $34.0 million, compared to net unrealized losses of $32.6 million at December 31, 2023, a deterioration of $1.4 million. The decline in fair value of the available for sale securities is related to the increase in market interest rates at March 31, 2024 compared to December 31, 2023. During the first three months of 2024, a $10,000 provision was recorded against the allowance for credit losses on securities held to maturity bringing the balance to $66,000, with an amortized cost basis of $28.4 million, at March 31, 2024.

At March 31, 2024, equity securities improved in value from $302,000 at December 31, 2023 to $343,000 as a result of the increase in value in the equity market.

Loans held for sale increased $604,000 from December 31, 2023 to $5.3 million at March 31, 2024. Loans held for investment increased from $592.1 million at December 31, 2023 to $613.8 million at March 31, 2024, an increase of $21.7 million. The Company experienced a net increase in all loan sectors with the exception of loans categorized as “Commercial - Other Real Estate Construction” and “Commercial - Other.”

The allowance for credit losses on loans was $5.5 million at March 31, 2024, which represented 0.90% of total loans held for investment, compared to $5.6 million, or 0.94% of total loans held for investment, at December 31, 2023. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to interest receivable, which increased $372,000 from $4.4 million as of December 31, 2023 to $4.8 million at March 31, 2024 as a result of the $21.7 million aforementioned loan growth. Mortgage banking derivatives increased $239,000 during the first three months of 2024, primarily related to interest rate lock commitments (“IRLCs”). The value of IRLCs appreciated $262,000 during the three-month period ended March 31, 2024 as the notional amount of the mortgage pipeline increased $10.2 million. Additionally, prepaid expenses, included in other assets, increased $352,000 from $1.4 million as of December 31, 2023 to $1.8 million at March 31, 2024.

Customer deposits, our primary funding source, experienced a $18.1 million increase during the three-month period ended March 31, 2024, increasing from $981.7 million to $999.8 million. The overall increase in deposits is attributable to organic deposit growth combined with promotional time deposit offerings. Demand noninterest-bearing checking accounts increased $14.9 million, primarily from growth in commercial accounts, and time deposits increased $14.5 million during the three-month period ended March 31, 2024. Interest checking and money market accounts decreased $10.1 million and savings deposits decreased $1.1 million during the three months ended March 31, 2024. The decrease in interest checking, money market and savings accounts is primarily related to the movement of funds into the Company’s higher yielding time deposits. While the Company did not require funding for the balance sheet and believes it has ample liquidity, the Company wants to ensure its depositors are paid a fair, market rate for their deposits.

Total short-term borrowings increased $4.9 million for the three-month period ended March 31, 2024 as the Company borrowed $5.0 million from the Federal Reserve Bank's Bank Term Funding Program (“BTFP”). At March 31, 2024, the Company had $29.1 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at March 31, 2024.

Other changes in the Company’s liabilities are related to an increase of $305,000 in other liabilities from December 31, 2023 to March 31, 2024 resulting from an increase in accrued interest payable of $143,000 and an increase in the value of supplemental executive retirement plans of $211,000. This increase was partially offset by a $232,000 decline in the fair value of mortgage banking derivatives liabilities in the form of to-be-announced mortgage-backed securities (“TBAs”) during the same period.

At March 31, 2024, total shareholders’ equity was $50.4 million, an increase of $962,000 from December 31, 2023. Net income for the three-month period ended March 31, 2024 was $2.4 million, which positively contributed to our shareholders’ equity. During the three months ended March 31, 2024, the Company repurchased 21,435 shares of common stock at a total cost of $168,000, and the Company paid $141,000 in dividends attributable to noncontrolling interest during the same period. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended March 31, 2024 and 2023.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.4 million for the three months ended March 31, 2024, as compared to $2.0 million for the three months ended March 31, 2023, an increase of $429,000. Net income available to common shareholders was $2.2 million, or $0.31 per common share, for the three months ended March 31, 2024, compared to $1.8 million, or $0.25 per common share, for the same period in 2023. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended March 31, 2024 was $8.5 million, a $693,000 increase from the $7.8 million reported for the comparative period in 2023. During the first three months of 2024, the average yield on our interest-earning assets increased 66 basis points to 5.00% from the same period in 2023, and the average rate we paid for our interest-bearing liabilities increased 82 basis points to 2.23%. These changes resulted in a lower interest rate spread of 2.77% as of March 31, 2024, compared to 2.92% as of March 31, 2023. The Company’s net interest margin was 3.39% and 3.31% for the comparable periods in 2024 and 2023, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended March 31, 2024 and 2023, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2024	2023	2024	2023	2024	2023
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$307,506	$294,184	$2,921	$2,492	3.82%	3.44%
Non-taxable securities (1)	57,960	64,310	312	370	2.71%	2.91%
Short-term investments	57,616	109,602	626	1,070	4.37%	3.96%
Equity securities	302	293	5	5	6.66%	6.92%
Taxable loans	587,282	493,667	8,664	6,299	5.93%	5.17%
Non-taxable loans (1)	17,481	12,594	130	68	3.75%	2.73%
Total interest-earning assets	1,028,147	974,650	12,658	10,304	5.00%	4.34%
Interest-bearing liabilities:
Interest-bearing deposits	709,485	676,106	3,729	2,116	2.11%	1.27%
Short-term borrowed funds	5,074	1,007	61	9	4.84%	3.62%
Long-term debt	29,108	29,477	330	334	4.56%	4.60%
Total interest-bearing liabilities	743,667	706,590	4,120	2,459	2.23%	1.41%
Net interest spread	$284,480	$268,060	$8,538	$7,845	2.77%	2.92%
Net interest margin (1) (% of earning assets)					3.39%	3.31%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The recovery of credit losses was $30,000 for the three months ended March 31, 2024, compared to a provision of $277,000 for the same period in 2023. There were net loan charge-offs of $33,000 for the three months ended March 31, 2024, as compared to net loan charge-offs of $392,000 during the same period of 2023. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $347,000 for the three-month period ended March 31, 2024, as compared to the same period in 2023. Positive market adjustments on supplemental executive retirement plans contributed $323,000 to the increase in total noninterest income. This increase was supplemented by an improvement of $140,000 in income from mortgage banking due to increased mortgage loan production in the first quarter of 2024 compared to the first quarter of 2023. These increases were offset by a $148,000 loss on the call of a held to maturity security under early redemption provisions.

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

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Income from debit card transactions	$560	$553
Income from credit card transactions	173	171
Gross interchange and transaction fee income	733	724
Network costs - debit card	288	256
Network costs - credit card	157	164
Total	$288	$304

Noninterest Expense

Noninterest expense for the three months ended March 31, 2024 increased by $757,000 from the same period in 2023, to $7.9 million. Salaries and benefits, the largest component of noninterest expense, increased $470,000 due salary increases and more commissions paid on increased production in the mortgage division during the first quarter of 2024. Additionally, positive market adjustments on supplemental executive retirement plans contributed $323,000 to the increase in total noninterest expense.

Total other noninterest expense increased $24,000 for the three months ended March 31, 2024, compared to the same period in 2023. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Office supplies and printing	$20	$23
Employee education	33	37
Franchise and other taxes	36	40
Shareholder relations expense	48	37
Telephone and data lines	49	50
Postage	60	60
Director fees and expense	79	89
Dues and subscriptions	82	69
Other	195	173
Total	$602	$578

Income Tax Expense

The Company had income tax expense of $632,000 for the three months ended March 31, 2024 at an effective tax rate of 21.0% compared to income tax expense of $471,000 with an effective tax rate of 19.4% in the comparable 2023 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended

March 31, 2024, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to significantly greater projected interest expense for 2024 compared to 2023.

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

At March 31, 2024, the level of our individually assessed loans, which includes all loans in nonaccrual status with total relationship exposure of more than $100,000 of collateral dependency, was $1.4 million. The allowance for credit losses related to individually evaluated loans was $167,000 at March 31, 2024.

The allowance, expressed as a percentage of gross loans held for investment, decreased four basis points from 0.94% at December 31, 2023 to 0.90% at March 31, 2024. The ratio of nonaccrual loans to total loans increased from 0.19% at December 31, 2023 to 0.26% at March 31, 2024, and was related to the $476,000 increase in nonaccrual loans. Two loans totaling $576,00 were converted to nonaccrual during the first three months of 2024, offset by principal payments and one loan that was paid off.

Other real estate owned was $141,000 at March 31, 2024 and December 31, 2023.

As of March 31, 2024, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at March 31, 2024 and December 31, 2023:

Nonperforming Assets

(dollars in thousands)

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	1,577	1,101
Other real estate owned	141	141
Total nonperforming assets	$1,718	$1,242
Allowance for credit losses on loans	$5,523	$5,561
Nonaccrual loans to total loans	0.26%	0.19%
Allowance for credit losses on loans to total loans	0.90%	0.94%
Allowance for credit losses on loans to nonaccrual loans	350.22%	505.09%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 37.7% of total deposits at March 31, 2024 and 36.5% of total deposits at December 31, 2023. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At March 31, 2024, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $159.3 million; and access to borrowings from the Federal Reserve Bank discount window, with available credit of $33.1 million. In January 2024, the Company secured $5.0 million in other short-term borrowed funds through the BTFP. The note is secured by three available for sale agency securities issued by the Small Business Administration. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of March 31, 2024, $3.0 million remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Interest-earning cash and cash equivalents	51,203	56,027
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	8.3%	9.5%
Total earning assets	4.9%	5.5%
Total deposits	5.1%	5.7%

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

As of March 31, 2024, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2024, the Company had $29.1 million, net of unamortized debt issuance costs, in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2024, with the exception of mortgage banking derivatives. See Note 13 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

Contractual Obligations

The timing and amount of our contractual obligations has changed materially since our 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2024. During the first quarter of 2024, the Company borrowed $5.0 million through the BTFP. The note matures on January 22, 2025 and charges interest at a rate of 4.93%.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2024. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2024.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
January 1, 2024 Through January 31, 2024	—	$—	—	$—
February 1, 2024 Through February 29, 2024	—	$—	—	$—
March 1, 2024 Through March 31, 2024	21,435	$7.83	—	$—
Total	21,435	$7.83	—	$—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Set forth below is the exhibit index for this quarterly report:

Exhibit Number	Description of Exhibit

3.1	Bylaws of Uwharrie Capital Corp, as amended (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the SEC on April 19, 2024)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 9, 2024	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 9, 2024	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer