Form 10-Q
period 2024-06-30
UWHARRIE CAPITAL CORP
filed 2024-08-06
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,012,280 shares of common stock outstanding as of August 5, 2024.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	June 30, 2024 (Unaudited)	December 31, 2023*
	(dollars in thousands)
ASSETS
Cash and due from banks	$11,195	$7,407
Interest-earning deposits with banks	46,276	56,027
Cash and cash equivalents	57,471	63,434
Securities available for sale, at fair value (amortized cost $384,893 and $369,301 respectively)	350,764	336,714
Securities held to maturity, at amortized cost (fair value $24,656 and $25,736 respectively)	27,252	28,600
Less allowance for credit losses on securities held to maturity	(66)	(56)
Net securities held to maturity	27,186	28,544
Equity securities, at fair value	324	302
Loans held for sale	3,611	4,695
Loans held for investment	636,738	592,071
Less allowance for credit losses on loans	(5,908)	(5,561)
Net loans held for investment	630,830	586,510
Premises and equipment, net	14,552	15,089
Interest receivable	4,688	4,393
Restricted stock	1,709	1,672
Bank owned life insurance	7,864	7,793
Deferred income tax benefit	9,056	8,910
Loan servicing assets	4,089	4,287
Mortgage banking derivatives	798	852
Other assets	10,318	9,396
Total assets	$1,123,260	$1,072,591

LIABILITIES
Deposits:
Demand noninterest-bearing	$286,517	$269,998
Interest checking and money market accounts	391,245	417,318
Savings deposits	95,208	101,193
Time deposits, $250,000 and over	128,162	78,046
Other time deposits	122,943	115,158
Total deposits	1,024,075	981,713
Short-term borrowed funds	6,400	1,379
Long-term debt	29,123	29,104
Mortgage banking derivatives	94	288
Other liabilities	11,436	10,666
Total liabilities	1,071,128	1,023,150

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,068,577 and 7,124,438 at June 30, 2024 and December 31, 2023, respectively	8,836	8,905
Additional paid-in capital	12,510	12,876
Undivided profits	46,419	42,105
Accumulated other comprehensive loss	(26,288)	(25,100)
Total Uwharrie Capital Corp shareholders’ equity	41,477	38,786
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	52,132	49,441
Total liabilities and shareholders’ equity	$1,123,260	$1,072,591

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$9,285	$6,989	$18,079	$13,356
Investment securities:
Investment securities, taxable	3,011	2,623	5,932	5,115
Investment securities, non-taxable	310	323	622	693
Equity Securities	5	5	10	10
Interest-earning deposits with banks and federal funds sold	710	1,181	1,336	2,251
Total interest income	13,321	11,121	25,979	21,425
Interest Expense
Interest checking and money market accounts	1,591	1,485	3,190	2,907
Savings deposits	135	88	274	168
Time deposits, $250,000 and over	1,146	496	2,004	792
Other time deposits	1,225	643	2,358	961
Short-term borrowed funds	76	10	137	19
Long-term debt	332	332	662	666
Total interest expense	4,505	3,054	8,625	5,513
Net interest income	8,816	8,067	17,354	15,912
Provision for (recovery of) credit losses on:
Loans	410	101	405	391
Securities held to maturity	—	1	10	(5)
Unfunded loan commitments	21	7	(14)	—
Total provision for (recovery of) credit losses	431	109	401	386
Net interest income after provision for (recovery of) credit losses	8,385	7,958	16,953	15,526

Noninterest Income
Service charges on deposit accounts	267	264	535	513
Other service fees and commissions	897	822	1,828	1,711
Interchange and card transaction fees, net	322	315	610	619
Gain (loss) on sale/call of securities	—	9	(148)	(42)
Realized/unrealized gain (loss) on equity securities	(19)	(23)	22	11
Income from mortgage banking	606	891	1,440	1,585
Supplemental executive retirement plan gain (loss)	(34)	317	(46)	(18)
Other income	187	91	314	289
Total noninterest income	2,226	2,686	4,555	4,668
Noninterest Expense
Salaries and employee benefits	5,145	4,932	10,359	9,676
Net occupancy expense	429	432	854	885
Equipment expense	218	195	425	383
Data processing costs	203	204	433	408
Loan costs	51	98	84	198
Professional fees and services	262	179	526	437
Marketing and donations	339	342	705	724
Electronic banking expense	113	141	213	270
Software amortization and maintenance	329	296	659	603
FDIC insurance	126	117	249	234
Supplemental executive retirement plan gain (loss)	(34)	317	(46)	(18)
Other noninterest expense	651	589	1,253	1,167
Total noninterest expense	7,832	7,842	15,714	14,967
Income before income taxes	2,779	2,802	5,794	5,227
Income taxes	566	579	1,198	1,050
Net income	$2,213	$2,223	$4,596	$4,177
Consolidated net income	$2,213	$2,223	$4,596	$4,177
Less: net income attributable to noncontrolling interest	(141)	(141)	(282)	(280)
Net income attributable to Uwharrie Capital Corp and common shareholders	2,072	2,082	4,314	3,897
Net income per common share
Basic	$0.29	$0.29	$0.61	$0.54
Diluted	$0.29	$0.29	$0.61	$0.54
Weighted average common shares outstanding
Basic	7,093,666	7,215,163	7,108,070	7,215,891
Diluted	7,093,666	7,215,163	7,108,070	7,215,891

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net income	$2,213	$2,223	$4,596	$4,177
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(97)	(2,889)	(1,542)	2,975
Related tax effect	22	664	354	(695)
Reclassification of (gain) loss recognized in net income	—	(9)	—	42
Related tax effect	—	2	—	(8)
Total other comprehensive income (loss)	(75)	(2,232)	(1,188)	2,314
Comprehensive income (loss)	2,138	(9)	3,408	6,491
Less: Comprehensive income attributable to noncontrolling interest	(141)	(141)	(282)	(280)
Comprehensive income (loss) attributable to Uwharrie Capital Corp	$1,997	$(150)	$3,126	$6,211

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, March 31, 2023	7,075,125	$8,844	$12,633	$36,930	$(27,219)	$10,655	$41,843
Net Income	—	—	—	2,082	—	141	2,223
Repurchase of common stock	(17,278)	(21)	(112)	—	—	—	(133)
Other comprehensive loss	—	—	—	—	(2,232)	—	(2,232)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(38)	(38)
Balance, June 30, 2023	7,057,847	$8,823	$12,521	$39,012	$(29,451)	$10,655	$41,560

Balance, March 31, 2024	7,103,003	$8,879	$12,735	$44,347	$(26,213)	$10,655	$50,403
Net Income	—	—	—	2,072	—	141	2,213
Repurchase of common stock	(34,426)	(43)	(225)	—	—	—	(268)
Other comprehensive loss	—	—	—	—	(75)	—	(75)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, June 30, 2024	7,068,577	$8,836	$12,510	$46,419	$(26,288)	$10,655	$52,132

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2022	7,075,125	$8,844	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	—	—	(1,915)	—	—
Net Income	—	—	—	3,897	—	280	4,177
Repurchase of common stock	(17,278)	(21)	(112)	—	—	—	(133)
Other comprehensive income	—	—	—	—	2,314	—	2,314
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2023	7,057,847	$8,823	$12,521	$39,012	$(29,451)	$10,655	$41,560

Balance, December 31, 2023	7,124,438	$8,905	$12,876	$42,105	$(25,100)	$10,655	$49,441
Net Income	—	—	—	4,314	—	282	4,596
Repurchase of common stock	(55,861)	(69)	(366)	—	—	—	(435)
Other comprehensive loss	—	—	—	—	(1,188)	—	(1,188)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(208)	(208)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2024	7,068,577	$8,836	$12,510	$46,419	$(26,288)	$10,655	$52,132

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Cash flows from operating activities
Net income	$4,596	$4,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	552
Right of use asset amortization	192	187
Provision for credit losses	401	387
Loss on sale of securities available for sale	—	42
Loss on call of securities held to maturity	148	—
Gain on sale of premises and equipment	—	(37)
Gain on sale of mortgage loans	(526)	(285)
Realized/unrealized gain on equity securities	(22)	(11)
Net amortization of premium on investment securities available for sale	886	960
Net amortization of premium on investment securities held to maturity	66	71
Amortization of loan servicing assets	611	613
Originations and purchases of mortgage loans for sale	(51,641)	(38,413)
Proceeds from sales of mortgage loans for sale	53,251	38,175
Mortgage banking derivatives	(140)	(694)
Loan servicing assets	(413)	(297)
Accrued interest receivable	(295)	(79)
Prepaid assets	(149)	(714)
Cash surrender value of life insurance	(71)	(69)
Miscellaneous other assets	(312)	(222)
Accrued interest payable	153	124
Miscellaneous other liabilities	631	591
Net cash provided by operating activities	7,903	5,058
Cash flows from investing activities
Proceeds from sale of investment securities available for sale	—	11,329
Proceeds from maturities, calls and paydowns of securities available for sale	19,225	13,235
Proceeds from maturities, calls and paydowns of securities held to maturity	1,134	1,044
Purchase of investment securities available for sale	(35,703)	(22,350)
Purchase of investments in other assets	(350)	(187)
Proceeds from sale of investments in other assets	97	—
Net change in restricted stock	(37)	(40)
Net increase in loans	(44,725)	(36,992)
Purchase of premises and equipment	(173)	(1,172)
Proceeds from sale of premises and equipment	—	38
Net cash used by investing activities	(60,532)	(35,095)
Cash flows from financing activities
Net increase in deposit accounts	42,362	10,414
Net increase (decrease) in federal funds purchased and other short-term borrowings	5,021	(112)
Repayment of long-term borrowings	—	(580)
Repurchase of common stock, net	(435)	(133)
Dividends paid on preferred stock (noncontrolling interest)	(282)	(280)
Net cash provided by financing activities	46,666	9,309
Decrease in cash and cash equivalents	(5,963)	(20,728)
Cash and cash equivalents, beginning of period	63,434	114,581
Cash and cash equivalents, end of period	$57,471	$93,853
Supplemental disclosures of cash flow information
Interest paid	$8,430	$5,347
Income taxes paid	1,535	1,225
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(1,188)	$2,314
Loans transferred to foreclosed real estate	—	142

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

Accounting Changes and Reclassifications

Certain amounts in the 2023 financial statements have been reclassified to conform to the 2024 presentation. The recovery of credit losses on unfunded loan commitments has been reclassified from other noninterest expense for periods prior to 2024. The reclassification is immaterial and did not have an impact on net income or shareholders’ equity.

Certain revisions have been made to previously issued financial statements for the year ended December 31, 2023 presented on Form 10-K. The carrying value and estimated fair value for securities held to maturity disclosed in Note 11 as of December 31, 2023 were revised due to an error in the calculation. These revisions did not change the securities reported in total assets and had no effect on net income.

We evaluated the effects of this error to our previously issued financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and determined that the error was not material to the financial statements and disclosures previously reported on Form 10-K for the year ended December 31, 2023.

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

The following table presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Beginning balance	$(26,213)	$(27,219)	$(25,100)	$(31,765)
Other comprehensive income (loss) before reclassifications, net of $22, $664, $354 and ($695) tax effect, respectively	(75)	(2,225)	(1,188)	2,280
Amounts reclassified from accumulated other comprehensive loss, net of $0, $2, $0, and ($8) tax effect, respectively	—	(7)	—	34
Net current-period other comprehensive income (loss)	(75)	(2,232)	(1,188)	2,314
Ending balance	$(26,288)	$(29,451)	$(26,288)	$(29,451)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2024 or December 31, 2023. The number of shares and earnings per share for the 2023 periods have been adjusted for the 2% stock dividend declared on October 17, 2023.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,093,666 for the three-month period ended June 30, 2024 compared to 7,215,163 for the three-month period ended June 30, 2023. For the six-month period ended June 30, 2024, the weighted average number of common shares outstanding was 7,108,070 compared to 7,215,891 for the six-month period ended June 30, 2023.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$53,002	$—	$3,573	$49,429
U.S. government agencies	45,942	83	998	45,027
GSE - Mortgage-backed securities and CMOs	157,306	72	14,220	143,158
Asset-backed securities	27,562	422	38	27,946
State and political subdivisions	95,081	—	15,492	79,589
Corporate bonds	6,000	—	385	5,615
Total securities available for sale	$384,893	$577	$34,706	$350,764

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$12,252	$—	$1,015	$11,237	$—	$12,252
Corporate bonds	15,000	—	1,581	13,419	66	14,934
Total securities held to maturity	$27,252	$—	$2,596	$24,656	$66	$27,186

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$54,984	$—	$3,479	$51,505
U.S. government agencies	43,921	66	969	43,018
GSE - Mortgage-backed securities and CMOs	137,346	170	13,729	123,787
Asset-backed securities	31,469	244	200	31,513
State and political subdivisions	95,581	15	14,196	81,400
Corporate bonds	6,000	—	509	5,491
Total securities available for sale	$369,301	$495	$33,082	$336,714

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
U.S. government agencies	$133	$—	$1	$132	$—	$133
State and political subdivisions	13,467	—	985	12,482	—	13,467
Corporate bonds	15,000	—	1,878	13,122	56	14,944
Total securities held to maturity	$28,600	$—	$2,864	$25,736	$56	$28,544

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at June 30, 2024 and December 31, 2023. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $750,000 and $712,000 at June 30, 2024 and December 31, 2023, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2024.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the six months ended June 30, 2024.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2023	$—	$56	$56
Provision for credit losses	—	10	10
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, June 30, 2024	$—	$66	$66

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at June 30, 2024.

June 30, 2024	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—
Aa1/Aa2/Aa3	12,252	—	12,252
A1/A2	—	—	—
BBB	—	—	—
Not rated	—	15,000	15,000
Total	$12,252	$15,000	$27,252

At June 30, 2024, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the six months ended June 30, 2024.

Results from sales of securities available for sale for the three and six-month periods ended June 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Gross proceeds from sales	$—	$4,536	$—	$11,329

Realized gains from sales	$—	$48	$—	$54
Realized losses from sales	—	39	—	96
Net realized gains (losses)	$—	$9	$—	$(42)

At June 30, 2024 and December 31, 2023, securities available for sale with a carrying amount of $142.3 million and $137.1 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. At June 30, 2024, securities available for sale with a carrying amount of $6.7 million were pledged as collateral on a borrowing established with the FRB in January 2024. More information regarding short-term borrowings can be found in Note 14 (Short-Term Borrowed Funds) to the Company's Notes to Consolidated Financial Statements.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments.

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023.

	Less than 12 Months			12 Months or More			Total
June 30, 2024	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	—	$—	$—	8	$49,429	$3,573	$49,429	$3,573
U.S. government agencies	7	10,022	172	22	20,349	826	30,371	998
GSE-Mortgage-backed securities and CMOs	18	31,767	263	60	98,403	13,957	130,170	14,220
Asset-backed securities	2	2,091	3	5	6,766	35	8,857	38
State and political subdivisions	2	3,314	25	61	76,064	15,467	79,378	15,492
Corporate bonds	—	—	—	3	5,615	385	5,615	385
Total securities available for sale	29	$47,194	$463	159	$256,626	$34,243	$303,820	$34,706

	Less than 12 Months			12 Months or More			Total
December 31, 2023	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	9	$51,505	$3,479	$51,505	$3,479
U.S. government agencies	12	16,865	107	18	14,705	862	31,570	969
GSE-Mortgage-backed securities and CMOs	5	7,907	103	59	100,765	13,626	108,672	13,729
Asset-backed securities	2	1,711	5	7	10,140	195	11,851	200
State and political subdivisions	2	2,496	23	60	76,352	14,173	78,848	14,196
Corporate bonds	—	—	—	3	5,491	509	5,491	509
Total securities available for sale	21	$28,979	$238	156	$258,958	$32,844	$287,937	$33,082

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At June 30, 2024, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of June 30, 2024:

	June 30, 2024
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	27,750	27,531	3.76%
Due after one but within five years	54,232	48,838	2.01%
Due after five but within ten years	61,590	53,919	2.59%
Due after ten years	241,321	220,476	3.89%
	$384,893	$350,764	3.41%

	June 30, 2024
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due within twelve months	380	380	2.98%
Due after five but within ten years	17,661	15,842	4.29%
Due after ten years	9,211	8,434	3.41%
	$27,252	$24,656	3.97%

The portion of unrealized gains and losses for the three and six months ended June 30, 2024 and 2023 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$—

Net gains (losses) recognized during the period on equity securities	$(19)	$(23)	$22	$11
Less: Net gains (losses) recognized from equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(19)	$(23)	$22	$11

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Commercial
Commercial	$102,616	$102,366
Real estate - commercial	235,897	213,397
Other real estate construction loans	44,032	40,872
Other loans	5,971	6,214
Noncommercial
Real estate 1-4 family construction	18,987	12,481
Real estate - residential	152,813	143,697
Home equity	64,344	60,599
Consumer loans	11,268	11,581
	635,928	591,207
Less:
Allowance for credit losses	(5,908)	(5,561)
Deferred loan costs net	810	864

Loans held for investment, net	$630,830	$586,510

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three and six months ended June 30, 2024 and 2023.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2024	$1,480	$2,033	$323	$11	$34	$855	$600	$187	$5,523
Provision for (recovery of) credit losses	(63)	175	45	(1)	8	107	69	70	410
Charge-offs	(17)	—	—	—	—	—	(1)	(73)	(91)
Recoveries	54	—	—	—	—	—	1	11	66
Net (charge-offs) recoveries	37	—	—	—	—	—	—	(62)	(25)
Balance, June 30, 2024	$1,454	$2,208	$368	$10	$42	$962	$669	$195	$5,908

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2023	$1,010	$1,860	$325	$7	$—	$657	$567	$170	$4,596
Provision for (recovery of) credit losses	11	20	31	—	23	9	7	—	101
Charge-offs	(1)	—	—	—	—	—	—	(22)	(23)
Recoveries	8	—	—	—	—	—	7	24	39
Net (charge-offs) recoveries	7	—	—	—	—	—	7	2	16
Balance, June 30, 2023	$1,028	$1,880	$356	$7	$23	$666	$581	$172	$4,713

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561
Provision for (recovery of) credit losses	(79)	151	(21)	1	11	165	87	90	405
Charge-offs	(17)	—	—	—	—	—	(1)	(118)	(136)
Recoveries	57	—	—	—	—	1	1	19	78
Net (charge-offs) recoveries	40	—	—	—	—	1	—	(99)	(58)
Balance, June 30, 2024	$1,454	$2,208	$368	$10	$42	$962	$669	$195	$5,908

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2022	$435	$760	$177	$4	$—	$561	$277	$76	$2,290
Cumulative effect of change in accounting principle	702	1,017	143	5	—	74	375	91	2,407
Provision for (recovery of) credit losses	224	103	78	(2)	23	30	(79)	15	392
Charge-offs	(344)	—	(42)	—	—	—	—	(58)	(444)
Recoveries	11	—	—	—	—	1	8	48	68
Net (charge-offs) recoveries	(333)	—	(42)	—	—	1	8	(10)	(376)
Balance, June 30, 2023	$1,028	$1,880	$356	$7	$23	$666	$581	$172	$4,713

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

June 30, 2024	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$41	$147	$188	$102,425	$102,613	$—
Real estate - commercial	—	401	401	235,615	236,016	—
Other real estate construction	—	—	—	44,032	44,032	—
Real estate 1-4 family construction	—	—	—	18,987	18,987	—
Real estate - residential	779	818	1,597	151,910	153,507	—
Home equity	151	222	373	63,971	64,344	—
Consumer loans	73	—	73	11,195	11,268	—
Other loans	—	—	—	5,971	5,971	—
Total	$1,044	$1,588	$2,632	$634,106	$636,738	$—

December 31, 2023	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$46	$154	$200	$102,162	$102,362	$—
Real estate - commercial	588	488	1,076	212,447	213,523	—
Other real estate construction	—	—	—	40,872	40,872	—
Real estate 1-4 family construction	—	—	—	12,481	12,481	—
Real estate - residential	715	278	993	143,445	144,438	—
Home equity	115	181	296	60,304	60,600	—
Consumer loan	84	—	84	11,497	11,581	—
Other loans	—	—	—	6,214	6,214	—
Total	$1,548	$1,101	$2,649	$589,422	$592,071	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The carrying value of foreclosed properties held as other real estate was $141,000 at June 30, 2024 and December 31, 2023. The Company had no foreclosed residential real estate and $225,000 of residential real estate in process of foreclosure at June 30, 2024. At December 31, 2023, the Company had no foreclosed residential real estate and no residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of June 30, 2024 and December 31, 2023 was as follows:

				Six Months Ended
	June 30, 2024			June 30, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$147	$147	$—
Real estate - commercial	401	—	401	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	176	642	818	17
Home equity	—	222	222	2
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$577	$1,011	$1,588	$19

				Six Months Ended
	December 31, 2023			June 30, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$154	$154	$—
Real estate - commercial	400	88	488	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	181	97	278	7
Home equity	—	181	181	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$581	$520	$1,101	$7

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

The following table details the amortized cost of collateral dependent loans and any related allowance at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
	(dollars in thousands)
Commercial	$141	$49	$147	$95
Real estate - commercial	401	—	400	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	726	107	172	—
Home equity	132	8	133	3
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$1,400	$164	$852	$98

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024:

June 30, 2024	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$13,522	$20,740	$16,026	$12,866	$4,112	$11,345	$22,700	$101,311
Watch	—	168	515	73	—	—	382	1,138
Special Mention	—	16	—	—	—	—	—	16
Substandard	—	—	—	—	148	—	—	148
Total commercial	13,522	20,924	16,541	12,939	4,260	11,345	23,082	102,613

Real estate - commercial
Pass	21,050	55,394	49,529	37,510	21,930	45,680	3,453	234,546
Watch	—	—	—	—	—	69	—	69
Special Mention	—	—	—	571	117	312	—	1,000
Substandard	—	—	—	401	—	—	—	401
Total real estate - commercial	21,050	55,394	49,529	38,482	22,047	46,061	3,453	236,016

Other real estate construction
Pass	13,185	15,890	5,352	2,704	3,311	2,443	1,102	43,987
Watch	—	—	—	—	—	45	—	45
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	13,185	15,890	5,352	2,704	3,311	2,488	1,102	44,032

Real estate 1-4 family construction
Pass	5,812	13,175	—	—	—	—	—	18,987
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	5,812	13,175	—	—	—	—	—	18,987

Real estate - residential
Pass	23,979	38,469	36,888	22,449	10,778	16,241	1,171	149,975
Watch	504	—	—	208	375	714	—	1,801
Special Mention	—	106	—	493	—	314	—	913
Substandard	—	555	—	—	191	72	—	818
Total real estate - residential	24,483	39,130	36,888	23,150	11,344	17,341	1,171	153,507

Home equity
Pass	23	134	287	44	405	1,236	61,629	63,758
Watch	—	—	—	109	—	84	150	343
Special Mention	—	—	—	—	—	21	—	21
Substandard	—	—	—	—	—	222	—	222
Total home equity	23	134	287	153	405	1,563	61,779	64,344

Consumer loans
Pass	4,946	2,940	1,440	310	85	394	1,128	11,243
Watch	—	—	—	—	—	—	—	—
Special Mention	—	25	—	—	—	—	—	25
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	4,946	2,965	1,440	310	85	394	1,128	11,268

Other loans
Pass	—	—	1,602	2,725	1,254	390	—	5,971
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	—	—	1,602	2,725	1,254	390	—	5,971

Total Pass	82,517	146,742	111,124	78,608	41,875	77,729	91,183	629,778
Total Watch	504	168	515	390	375	912	532	3,396
Total Special Mention	—	147	—	1,064	117	647	—	1,975
Total Substandard	—	555	—	401	339	294	—	1,589
Total loans	$83,021	$147,612	$111,639	$80,463	$42,706	$79,582	$91,715	$636,738

During the six months ended June 30, 2024, sixty-eight loans totaling $1.5 million were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

December 31, 2023	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$23,611	$21,731	$16,587	$5,868	$2,553	$10,634	$20,089	$101,073
Watch	183	22	—	—	—	—	914	1,119
Special Mention	16	—	—	—	—	—	—	16
Substandard	—	—	—	154	—	—	—	154
Total commercial	23,810	21,753	16,587	6,022	2,553	10,634	21,003	102,362

Real estate - commercial
Pass	51,543	46,563	38,267	23,031	15,727	33,949	2,844	211,924
Watch	—	—	—	—	74	—	—	74
Special Mention	—	—	588	121	171	157	—	1,037
Substandard	—	—	400	88	—	—	—	488
Total real estate - commercial	51,543	46,563	39,255	23,240	15,972	34,106	2,844	213,523

Other real estate construction
Pass	20,458	10,368	3,050	3,711	542	2,148	548	40,825
Watch	—	—	—	—	—	47	—	47
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	20,458	10,368	3,050	3,711	542	2,195	548	40,872

Real estate 1-4 family construction
Pass	10,628	1,353	500	—	—	—	—	12,481
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	10,628	1,353	500	—	—	—	—	12,481

Real estate - residential
Pass	46,470	40,558	23,259	11,182	3,528	15,208	1,082	141,287
Watch	—	—	209	384	122	669	—	1,384
Special Mention	666	—	501	—	—	322	—	1,489
Substandard	—	—	—	196	—	82	—	278
Total real estate - residential	47,136	40,558	23,969	11,762	3,650	16,281	1,082	144,438

Home equity
Pass	173	134	95	407	94	1,309	57,800	60,012
Watch	—	—	109	—	19	130	149	407
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	181	—	181
Total home equity	173	134	204	407	113	1,620	57,949	60,600

Consumer loans
Pass	4,302	2,089	609	121	129	352	3,936	11,538
Watch	—	—	—	—	—	—	—	—
Special Mention	25	18	—	—	—	—	—	43
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	4,327	2,107	609	121	129	352	3,936	11,581

Other loans
Pass	5	1,611	2,864	1,306	—	428	—	6,214
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	5	1,611	2,864	1,306	—	428	—	6,214

Total Pass	157,190	124,407	85,231	45,626	22,573	64,028	86,299	585,354
Total Watch	183	22	318	384	215	846	1,063	3,031
Total Special Mention	707	18	1,089	121	171	479	—	2,585
Total Substandard	—	—	400	438	—	263	—	1,101
Total loans	$158,080	$124,447	$87,038	$46,569	$22,959	$65,616	$87,362	$592,071

The following tables present gross charge-offs by origination date for the six months ended June 30, 2024 and for the year ended December 31, 2023:

June 30, 2024	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$—	$—	$—	$17	$—	$—	$17
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	51	3	10	6	2	47	119
Total charge-offs	$—	$51	$3	$10	$23	$2	$47	$136

December 31, 2023	Gross Loan Charge-offs by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$49	$—	$159	$315	$71	$9	$603
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	42	—	—	—	—	—	42
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	34	4	3	—	4	64	109
Total charge-offs	$—	$125	$4	$162	$315	$75	$73	$754
Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2024 and December 31, 2023 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2024 and December 31, 2023:

June 30, 2024	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$102,466	$147	$102,613
Real estate - commercial	235,615	401	236,016
Other real estate construction	44,032	—	44,032
Real estate 1-4 family construction	18,987	—	18,987
Real estate - residential	152,689	818	153,507
Home equity	64,122	222	64,344
Consumer loans	11,268	—	11,268
Other loans	5,971	—	5,971
Total	$635,150	$1,588	$636,738

December 31, 2023	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$102,208	$154	$102,362
Real estate - commercial	213,035	488	213,523
Other real estate construction	40,872	—	40,872
Real estate 1-4 family construction	12,481	—	12,481
Real estate - residential	144,160	278	144,438
Home equity	60,419	181	60,600
Consumer loans	11,581	—	11,581
Other loans	6,214	—	6,214
Total	$590,970	$1,101	$592,071

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

There were no loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2024. The following table shows the amortized cost basis of loans modified for borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted, during the twelve months ended December 31, 2023.

	Payment Deferrals
	Amortized	% of Total
	Cost Basis	Loan Type	Financial Effect
	(dollars in thousands)
Real estate - residential	$560	0.37%	Provided additional payment deferral to borrowers in the form of interest-only payments
Total	$560

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the twelve months ended December 31, 2023 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that were modified during the twelve-month period ended December 31, 2023:

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of two to five years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2024, operating lease ROU assets were $1.3 million and the operating lease liability was $1.4 million, compared to operating lease ROU assets of $1.7 million and an operating lease liability of $1.8 million at June 30, 2023. Lease costs associated with all leases was $106,000 and $212,000 for the three and six months ended June 30, 2024, respectively.

The table below summarizes other information related to our operating leases:

	Six Months Ended June 30,
	2024	2023
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$221	$216
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	3.5	4.4
Weighted-average discount rate - operating leases	2.61%	2.56%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2024
(dollars in thousands)
2024	$224
2025	455
2026	416
2027	260
2028	97
2029 and thereafter	20
Total lease payments	1,472
Less: Interest	(70)
Present value of lease liabilities	1,402

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

At June 30, 2024 and December 31, 2023, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Commitments to extend credit	$219,195	$204,163
Credit card commitments	25,975	25,647
Standby letters of credit	8,126	7,878
Total commitments	$253,296	$237,688

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $170,000 and $184,000 at June 30, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2024.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2023	$184
Recovery of credit losses	(14)
Balance, June 30, 2024	$170

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

The Company does not record loans at fair value on a recurring basis. However, certain nonaccrual loans are individually evaluated in connection with determining the allowance for credit losses. If the loan is deemed to be collateral dependent and the relationship’s outstanding balance is $100,000 or greater, it will be individually evaluated. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is based on appraised values discounted by liquidation costs which the Company considers Level 3 valuations.

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$49,429	$49,429	$—	$—
U.S. government agencies	45,027	—	45,027	—
GSE - Mortgage-backed securities and CMOs	143,158	—	143,158	—
Asset-backed securities	27,946	—	27,946	—
State and political subdivisions	79,589	—	79,589	—
Corporate bonds	5,615	—	5,615	—
Equity securities	324	324	—	—
Mortgage banking derivatives	798	—	40	758
Total assets at fair value on a recurring basis	$351,886	$49,753	$301,375	$758
Mortgage banking derivatives	$94	$—	$94	$—
Total liabilities at fair value on a recurring basis	$94	$—	$94	$—

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$51,505	$51,505	$—	$—
U.S. government agencies	43,018	—	43,018	—
GSE - Mortgage-backed securities and CMOs	123,787	—	123,787	—
Asset-backed securities	31,513	—	31,513	—
State and political subdivisions	81,400	—	81,400	—
Corporate bonds	5,491	—	5,491	—
Equity securities	302	302	—	—
Mortgage banking derivatives	852	—	46	806
Total assets at fair value on a recurring basis	$337,868	$51,807	$285,255	$806
Mortgage banking derivatives	$288	$—	$288	$—
Total liabilities at fair value on a recurring basis	$288	$—	$288	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	June 30, 2024
	Mortgage banking derivatives: Interest rate lock commitments	Total
	(dollars in thousands)
Balance at December 31, 2023	$806	$806
Change in fair value:
Included in income from mortgage banking	(48)	(48)
Included in accumulated other comprehensive income (loss)	—	—
Change in observability of significant inputs:
Included in income from mortgage banking	—	—
Included in accumulated other comprehensive income (loss)	—	—
Balance at June 30, 2024	$758	$758

The fair value of mortgage IRLCs at June 30, 2024 was calculated based on a notional amount of $23.6 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At June 30, 2024, such inputs included anticipated margins to be earned based on market movement from the original lock date and an overall projected pull-through rate of 87.0% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2023 was calculated based on a notional amount of $21.8 million. Significant unobservable inputs were the same as those used for the six months ended June 30, 2024 and assumed a projected pull-through rate of 82.7% at December 31, 2023. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$671	$—	$—	$671
Total assets at fair value on a nonrecurring basis	$671	$—	$—	$671

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$187	$—	$—	$187
Total assets at fair value on a nonrecurring basis	$187	$—	$—	$187

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2024
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%

December 31, 2023
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%

At June 30, 2024, individually evaluated loans were being evaluated with discounted appraisals for individually evaluated nonaccrual loans deemed collateral dependent.

Note 11 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2024 and December 31, 2023 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2024 and December 31, 2023:

June 30, 2024	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$57,471	$57,471	$57,471	$—	$—
Securities available for sale	350,764	350,764	49,429	301,335	—
Securities held to maturity	27,186	24,656	—	11,237	13,419
Equity securities	324	324	324	—	—
Loans held for investment, net	630,830	589,574	—	—	589,574
Loans held for sale	3,611	3,611	—	3,611	—
Restricted stock	1,709	1,709	1,709	—	—
Loan servicing assets	4,089	7,272	—	7,272	—
Mortgage banking derivatives	798	798	—	40	758
Accrued interest receivable	4,688	4,688	—	—	4,688

FINANCIAL LIABILITIES
Deposits	$1,024,075	1,022,794	—	1,022,794	—
Short-term borrowings	6,400	6,400	—	6,400	—
Long-term borrowings	29,123	25,470	—	—	25,470
Mortgage banking derivatives	94	94	—	94	—
Accrued interest payable	567	567	—	—	567

December 31, 2023	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$63,434	$63,434	$63,434	$—	$—
Securities available for sale	336,714	336,714	51,505	285,209	—
Securities held to maturity	28,544	25,736	—	12,614	13,122
Equity securities	302	302	302	—	—
Loans held for investment, net	586,510	544,985	—	—	544,985
Loans held for sale	4,695	4,695	—	4,695	—
Restricted stock	1,672	1,672	1,672	—	—
Loan servicing assets	4,287	7,030	—	7,030	—
Mortgage banking derivatives	852	852	—	46	806
Accrued interest receivable	4,393	4,393	—	—	4,393

FINANCIAL LIABILITIES
Deposits	$981,713	$980,534	$—	$980,534	$—
Short-term borrowings	1,379	1,379	—	1,379	—
Long-term borrowings	29,104	25,102	—	—	25,102
Mortgage banking derivatives	288	288	—	288	—
Accrued interest payable	414	414	—	—	414

At June 30, 2024 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 (Commitments and Contingencies) to the Company's Notes to Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve disclosures about a public entity's reportable segments through enhanced disclosures about a segment's expenses. The amendments require, on an interim and annual basis, disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as any other key measure of performance used for segment management decisions. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses key profitability measures in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of June 30, 2024 and December 31, 2023.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at June 30, 2024
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$23,555	$758
Forward sales commitments	1,498	40
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	26,000	94

Balance at December 31, 2023
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$21,791	$806
Forward sales commitments	1,826	46
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	23,000	288

Note 14 – Short-Term Borrowed Funds

During the first quarter of 2024, the Company borrowed $5.0 million through the FRB’s Bank Term Funding Program (“BTFP”). The BTFP was established as an additional source of liquidity against high-quality securities valued at par. The program offered loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The note matures on January 22, 2025 and charges interest at a rate of 4.93%. The borrowing is secured by three available for sale agency securities issued by the Small Business Administration with par value totaling $7.5 million. At June 30, 2024, the fair value of the pledged bonds was $6.7 million.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023.

During the six months ended June 30, 2024, the Company’s total assets increased $50.7 million, from $1.07 billion to $1.12 billion.

Cash and cash equivalents decreased $6.0 million during the six months ended June 30, 2024, from $63.4 million to $57.4 million. The decrease in cash and cash equivalents was used to fund growth in the loan portfolio.

Investment securities consist of securities available for sale and securities held to maturity. For the six-month period ended June 30, 2024, investment securities increased $12.7 million from $365.3 million at December 31, 2023 to $378.0 million at June 30, 2024. At June 30, 2024, the Company had net unrealized losses on securities available for sale of $34.1 million, compared to net unrealized losses of $32.6 million at December 31, 2023, a deterioration of $1.5 million. The decline in fair value of the available for sale securities is related to the increase in market interest rates at June 30, 2024 compared to December 31, 2023. During the first six months of 2024, a $10,000 provision was recorded against the allowance for credit losses on securities held to maturity bringing the balance to $66,000, with an amortized cost basis of $27.3 million, at June 30, 2024.

At June 30, 2024, equity securities improved in value from $302,000 at December 31, 2023 to $324,000 as a result of the increase in value in the equity market.

Loans held for sale decreased $1.1 million from December 31, 2023 to $3.6 million at June 30, 2024. Loans held for investment increased from $592.1 million at December 31, 2023 to $636.7 million at June 30, 2024, an increase of $44.7 million. The Company experienced a net increase in all loan sectors with the exception of loans categorized as “Commercial - Other” and "Consumer."

The allowance for credit losses on loans was $5.9 million at June 30, 2024, which represented 0.93% of total loans held for investment, compared to $5.6 million, or 0.94% of total loans held for investment, at December 31, 2023. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to interest receivable, which increased $295,000 from $4.4 million as of December 31, 2023 to $4.7 million at June 30, 2024 as a result of the $44.7 million above-mentioned loan growth. Annual Company contributions, offset by negative market adjustments, increased the balance of supplemental executive retirement plans by $177,000 during the six months ended June 30, 2024. Additionally, prepaid expenses, included in other assets, increased $149,000 from $1.4 million as of December 31, 2023 to $1.6 million at June 30, 2024.

Customer deposits, our primary funding source, experienced a $42.4 million increase during the six-month period ended June 30, 2024, increasing from $981.7 million to $1.02 billion. The overall increase in deposits is attributable to organic deposit growth combined with promotional time deposit offerings. Demand noninterest-bearing checking accounts increased $16.5 million, primarily from growth in commercial accounts, and time deposits increased $57.9 million during the six-month period ended June 30, 2024. Interest checking and money market accounts decreased $26.1 million and savings deposits decreased $6.0 million during the six months ended June 30, 2024. The decrease in interest checking, money market and savings accounts is primarily related to the movement of funds into the Company’s higher yielding time deposits.

Total short-term borrowings increased $5.0 million for the six-month period ended June 30, 2024 as the Company borrowed $5.0 million from the BTFP. At June 30, 2024, the Company had $29.1 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after

September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at June 30, 2024.

Other changes in the Company’s liabilities are related to an increase of $770,000 in other liabilities from December 31, 2023 to June 30, 2024 resulting primarily from accrual of reserves for payables due throughout 2024. Accrued interest payable increased $153,000 during the same six-month period as higher interest rates were paid on deposit accounts.

At June 30, 2024, total shareholders’ equity was $41.5 million, an increase of $2.7 million from December 31, 2023. Net income for the six-month period ended June 30, 2024 was $4.6 million, which positively contributed to our shareholders’ equity. During the six months ended June 30, 2024, the Company repurchased 55,861 shares of common stock at a total cost of $436,000, and the Company paid $282,000 in dividends attributable to noncontrolling interest during the same period. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended June 30, 2024 and 2023.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.2 million for both three-month periods ended June 30, 2024 and 2023. Net income available to common shareholders was $2.1 million, or $0.29 per common share, for the three months ended June 30, 2024 and 2023. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended June 30, 2024 was $8.8 million, a $749,000 increase from the $8.1 million reported for the comparative period in 2023. During the second quarter of 2024, the average yield on our interest-earning assets increased 56 basis points to 5.14% from the same period in 2023, and the average rate we paid for our interest-bearing liabilities increased 67 basis points to 2.40%. These changes resulted in a lower interest rate spread of 2.74% as of June 30, 2024, compared to 2.85% as of June 30, 2023. The Company’s net interest margin was 3.42% and 3.34% for the comparable periods in 2024 and 2023, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended June 30, 2024 and 2023, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2024	2023	2024	2023	2024	2023
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$309,283	$299,789	$3,011	$2,623	3.92%	3.51%
Non-taxable securities (1)	57,908	59,259	310	323	2.70%	2.74%
Short-term investments	57,206	94,382	710	1,181	4.99%	5.02%
Equity securities	343	326	5	5	5.86%	6.15%
Taxable loans	609,358	516,067	9,151	6,922	6.04%	5.38%
Non-taxable loans (1)	17,312	12,161	134	67	3.91%	2.77%
Total interest-earning assets	1,051,410	981,984	13,321	11,121	5.14%	4.58%
Interest-bearing liabilities:
Interest-bearing deposits	720,248	675,984	4,097	2,712	2.29%	1.61%
Short-term borrowed funds	6,283	948	76	10	4.87%	4.23%
Long-term debt	29,127	29,224	332	332	4.58%	4.56%
Total interest bearing liabilities	755,658	706,156	4,505	3,054	2.40%	1.73%
Net interest spread	$295,752	$275,828	$8,816	$8,067	2.74%	2.85%
Net interest margin (1) (% of earning assets)					3.42%	3.34%

(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses was $431,000 for the three months ended June 30, 2024, compared to a provision of $109,000 for the same period in 2023. There were net loan charge-offs of $24,000 for the three months ended June 30, 2024, as compared to net loan recoveries of $16,000 during the same period of 2023. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income decreased by $460,000 for the three-month period ended June 30, 2024, as compared to the same period in 2023. Negative market valuation adjustments on supplemental executive retirement plans contributed $351,000 to the decrease in total noninterest income. This decrease was supplemented by a decline of $285,000 in income from mortgage banking due to the fluctuation in the value of mortgage banking derivatives as several loans were designated as held for investment rather than available for sale during the three months ended June 30, 2023.

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

	Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Income from debit card transactions	$592	$578
Income from credit card transactions	176	168
Gross interchange and transaction fee income	769	746
Network costs - debit card	281	288
Network costs - credit card	166	143
Total	$322	$315

Noninterest Expense

Noninterest expense for the three months ended June 30, 2024 decreased by $10,000 from the same period in 2023. Salaries and benefits, the largest component of noninterest expense, increased $213,000 due to wage increases and more commissions paid on increased production in the mortgage division during the 2024 period. Negative market adjustments of $351,000 on supplemental executive retirement plans served to offset the increase from salaries and employee benefits.

Total other noninterest expense increased $62,000 for the three months ended June 30, 2024, compared to the same period in 2023. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Office supplies and printing	$17	$23
Franchise and other taxes	26	32
Employee education	40	47
Shareholder relations expense	48	51
Telephone and data lines	53	48
Postage	57	53
Director fees and expense	65	79
Dues and subscriptions	93	72
Other	252	184
Total	$651	$589

Income Tax Expense

The Company had income tax expense of $566,000 for the three months ended June 30, 2024 at an effective tax rate of 20.4% compared to income tax expense of $579,000 with an effective tax rate of 20.7% in the comparable 2023 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance.

Results of Operations for the Six Months Ended June 30, 2024 and 2023.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $4.6 million for the six months ended June 30, 2024, as compared to $4.2 million for the six months ended June 30, 2023, an increase of $419,000. Net income available to common shareholders was $4.3 million, or $0.61 per common share, for the six months ended June 30, 2024, compared to $3.9 million, or $0.54 per common share, for the six months ended June 30, 2023. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2024 was $17.4 million, a $1.4 million increase from the $15.9 million reported for the comparative period in 2023. During the first six months of 2024, the average yield on our interest-earning assets increased 61 basis points to 5.07% from the same period in 2023, and the average rate we paid for our interest-bearing liabilities increased 74 basis points to 2.31%. These changes resulted in a lower interest rate spread of 2.76% as of June 30, 2024, compared to 2.89% as of June 30, 2023. The Company’s net interest margin was 3.40% and 3.33% for the comparable periods in 2024 and 2023, respectively.

The following table presents average balance sheet and a net interest income analysis for the six months ended June 30, 2024 and 2023, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2024	2023	2024	2023	2024	2023
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$308,501	$297,005	$5,932	$5,115	3.87%	3.47%
Non-taxable securities (1)	57,855	61,767	622	693	2.71%	2.83%
Short-term investments	57,411	101,950	1,336	2,251	4.68%	4.45%
Equity securities	322	310	10	10	6.25%	6.51%
Taxable loans	598,320	504,928	17,815	13,221	5.99%	5.28%
Non-taxable loans (1)	17,397	12,377	264	135	3.83%	2.75%
Total interest-earning assets	1,039,806	978,337	25,979	21,425	5.07%	4.46%
Interest-bearing liabilities:
Interest-bearing deposits	714,866	676,045	7,826	4,828	2.20%	1.44%
Short-term borrowed funds	5,679	977	137	19	4.85%	3.92%
Long-term debt	29,118	29,349	662	666	4.57%	4.58%
Total interest-bearing liabilities	749,663	706,371	8,625	5,513	2.31%	1.57%
Net interest spread	$290,143	$271,966	$17,354	$15,912	2.76%	2.89%
Net interest margin (1) (% of earning assets)					3.40%	3.33%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses was $401,000 for the six months ended June 30, 2024, compared to a provision of $386,000 for the same period in 2023. There were net loan charge-offs of $58,000 for the six months ended June 30, 2024, as compared to net loan charge-offs of $376,000 during the same period of 2023. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income decreased by $113,000 for the six-month period ended June 30, 2024, as compared to the same period in 2023. The primary factor contributing to the overall decline in noninterest income was a decrease of $145,000 in income from mortgage banking. This decrease is the result of several loans being converted from available for sale to held for investment during the first half of 2023, which improved the value of interest rate lock commitments during the 2023 period.

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

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Income from debit card transactions	$1,152	$1,131
Income from credit card transactions	349	339
Gross interchange and transaction fee income	1,502	1,470
Network costs - debit card	569	544
Network costs - credit card	323	307
Total	$610	$619

Noninterest Expense

Noninterest expense for the six months ended June 30, 2024 increased by $747,000 from the same period in 2023, to $15.7 million. Salaries and employee benefits contributed $683,000 to the increase in noninterest expense due to salary increases and more commissions paid on increased mortgage production during the first six months of 2024.

Total other noninterest expense increased $86,000 for the six months ended June 30, 2024, compared to the same period in 2023. The table below reflects the composition of other noninterest expense for the referenced periods.

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Office supplies and printing	$37	$46
Franchise and other taxes	62	71
Employee education	73	83
Shareholder relations expense	96	88
Telephone and data lines	102	99
Postage	117	112
Director fees and expense	143	168
Dues and subscriptions	175	141
Other	448	359
Total	$1,253	$1,167

Income Tax Expense

The Company had income tax expense of $1.2 million for the six months ended June 30, 2024 at an effective tax rate of 20.7% compared to income tax expense of $1.1 million with an effective tax rate of 20.1% in the comparable 2023 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the six months ended June 30, 2024, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to greater projected interest expense for 2024 compared to 2023.

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

At June 30, 2024, the level of our individually assessed loans, which includes all loans in nonaccrual status with total relationship exposure of more than $100,000 of collateral dependency, was $1.4 million. The allowance for credit losses related to individually evaluated loans was $164,000 at June 30, 2024.

The allowance, expressed as a percentage of gross loans held for investment, decreased one basis point from 0.94% at December 31, 2023 to 0.93% at June 30, 2024. The ratio of nonaccrual loans to total loans increased from 0.19% at December 31, 2023 to 0.25% at June 30, 2024, and was related to the $487,000 increase in nonaccrual loans. Three loans totaling $613,000 were converted to nonaccrual during the first half of 2024, offset by principal payments, one loan that was paid off and one loan that was charged off.

Other real estate owned was $141,000 at June 30, 2024 and December 31, 2023.

As of June 30, 2024, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at June 30, 2024 and December 31, 2023:

Nonperforming Assets

(dollars in thousands)

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	1,588	1,101
Other real estate owned	141	141
Total nonperforming assets	$1,729	$1,242
Allowance for credit losses on loans	$5,908	$5,561
Nonaccrual loans to total loans	0.25%	0.19%
Allowance for credit losses on loans to total loans	0.93%	0.94%
Allowance for credit losses on loans to nonaccrual loans	372.04%	505.09%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 39.1% of total deposits at June 30, 2024 and 36.5% of total deposits at December 31, 2023. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At June 30, 2024, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the FHLB, with available credit of $160.9 million; and access to borrowings from the FRB discount window, with available credit of $35.9 million. In January 2024, the Company secured $5.0 million in other short-term borrowed funds through the BTFP. The note is secured by three available for sale agency securities issued by the Small Business Administration. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of June 30, 2024, $3.0 million remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Interest-earning cash and cash equivalents	46,276	56,027
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	7.3%	9.5%
Total earning assets	4.3%	5.5%
Total deposits	4.5%	5.7%

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

As of June 30, 2024, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2024, the Company had $29.1 million, net of unamortized debt issuance costs, in subordinated debt outstanding, which qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2024, with the exception of mortgage banking derivatives. See Note 13 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2024. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2024.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
April 1, 2024 Through April 30, 2024	—	$—	—	$—
May 1, 2024 Through May 31, 2024	15,696	$7.83	—	$—
June 1, 2024 Through June 30, 2024	18,730	$7.77	—	$—
Total	34,426	$7.80	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 6, 2024	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 6, 2024	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer