Form 10-Q
period 2024-09-30
UWHARRIE CAPITAL CORP
filed 2024-11-05
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,964,145 shares of common stock outstanding as of November 4, 2024.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	September 30, 2024 (Unaudited)	December 31, 2023*
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,115	$7,407
Interest-earning deposits with banks	115,783	56,027
Cash and cash equivalents	123,898	63,434
Securities available for sale, at fair value (amortized cost $357,787 and $369,301 respectively)	332,645	336,714
Securities held to maturity, at amortized cost (fair value $24,888 and $25,736 respectively)	26,843	28,600
Less allowance for credit losses on securities held to maturity	(66)	(56)
Net securities held to maturity	26,777	28,544
Equity securities, at fair value	355	302
Loans held for sale	4,787	4,695
Loans held for investment	647,125	592,071
Less allowance for credit losses on loans	(5,736)	(5,561)
Net loans held for investment	641,389	586,510
Premises and equipment, net	14,722	15,089
Interest receivable	4,821	4,393
Restricted stock	1,729	1,672
Bank-owned life insurance	7,901	7,793
Deferred income tax benefit	6,991	8,910
Loan servicing assets	3,982	4,287
Mortgage banking derivatives	1,173	852
Other assets	9,889	9,396
Total assets	$1,181,059	$1,072,591

LIABILITIES
Deposits:
Demand noninterest-bearing	$288,278	$269,998
Interest checking and money market accounts	431,230	417,318
Savings deposits	94,562	101,193
Time deposits, $250,000 and over	131,992	78,046
Other time deposits	131,749	115,158
Total deposits	1,077,811	981,713
Short-term borrowed funds	1,419	1,379
Long-term debt	29,142	29,104
Mortgage banking derivatives	28	288
Other liabilities	11,538	10,666
Total liabilities	1,119,938	1,023,150

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,964,323 and 7,124,438 at September 30, 2024 and December 31, 2023, respectively	8,705	8,905
Common stock dividend distributable	174	—
Additional paid-in capital	12,735	12,876
Undivided profits	48,217	42,105
Accumulated other comprehensive loss	(19,365)	(25,100)
Total Uwharrie Capital Corp shareholders’ equity	50,466	38,786
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	61,121	49,441
Total liabilities and shareholders’ equity	$1,181,059	$1,072,591

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$9,966	$7,645	$28,045	$21,001
Investment securities:
Investment securities, taxable	3,066	2,764	8,998	7,879
Investment securities, non-taxable	307	317	929	1,010
Equity Securities	5	5	15	15
Interest-earning deposits with banks and federal funds sold	780	979	2,116	3,230
Total interest income	14,124	11,710	40,103	33,135
Interest Expense
Interest checking and money market accounts	1,763	1,564	4,953	4,471
Savings deposits	136	120	410	288
Time deposits, $250,000 and over	1,431	723	3,435	1,515
Other time deposits	1,328	781	3,686	1,742
Short-term borrowed funds	69	11	206	30
Long-term debt	339	334	1,001	1,000
Total interest expense	5,066	3,533	13,691	9,046
Net interest income	9,058	8,177	26,412	24,089
Provision for (recovery of) credit losses on:
Loans	(223)	599	182	990
Securities held to maturity	—	—	10	(5)
Unfunded loan commitments	(7)	—	(21)	—
Total provision for (recovery of) credit losses	(230)	599	171	985
Net interest income after provision for (recovery of) credit losses	9,288	7,578	26,241	23,104

Noninterest Income
Service charges on deposit accounts	283	272	818	785
Other service fees and commissions	991	875	2,819	2,586
Interchange and card transaction fees, net	267	291	877	910
Loss on sale/call of securities	—	—	(148)	(42)
Realized/unrealized gain (loss) on equity securities	31	(4)	53	7
Income from mortgage banking	861	957	2,301	2,542
Supplemental executive retirement plan loss	(66)	(20)	(112)	(38)
Other income	162	148	476	437
Total noninterest income	2,529	2,519	7,084	7,187
Noninterest Expense
Salaries and employee benefits	5,152	4,822	15,511	14,498
Net occupancy expense	454	460	1,308	1,345
Equipment expense	217	195	642	578
Data processing costs	177	103	610	511
Loan costs	58	88	142	286
Professional fees and services	252	268	778	705
Marketing and donations	383	313	1,088	1,037
Electronic banking expense	107	140	320	410
Software amortization and maintenance	344	311	1,003	914
FDIC insurance	126	119	375	353
Supplemental executive retirement plan loss	(66)	(20)	(112)	(38)
Other noninterest expense	616	591	1,869	1,758
Total noninterest expense	7,820	7,390	23,534	22,357
Income before income taxes	3,997	2,707	9,791	7,934
Income taxes	962	558	2,160	1,608
Net income	$3,035	$2,149	$7,631	$6,326
Consolidated net income	$3,035	$2,149	$7,631	$6,326
Less: net income attributable to noncontrolling interest	(142)	(142)	(424)	(422)
Net income attributable to common shareholders	2,893	2,007	7,207	5,904
Net income per common share
Basic	$0.40	$0.27	$1.00	$0.80
Diluted	$0.40	$0.27	$1.00	$0.80
Weighted average common shares outstanding
Basic	7,161,235	7,340,640	7,220,350	7,353,615
Diluted	7,161,235	7,340,640	7,220,350	7,353,615

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net income	$3,035	$2,149	$7,631	$6,326
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	8,987	(8,351)	7,445	(5,376)
Related tax effect	(2,064)	1,918	(1,710)	1,223
Reclassification of loss recognized in net income	—	—	—	42
Related tax effect	—	—	—	(8)
Total other comprehensive income (loss)	6,923	(6,433)	5,735	(4,119)
Comprehensive income (loss)	9,958	(4,284)	13,366	2,207
Less: Comprehensive income attributable to noncontrolling interest	(142)	(142)	(424)	(422)
Comprehensive income (loss) attributable to Uwharrie Capital Corp	$9,816	$(4,426)	$12,942	$1,785

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, June 30, 2023	7,057,847	$8,823	$—	$12,521	$39,012	$(29,451)	$10,655	$41,560
Net Income	—	—	—	—	2,007	—	142	2,149
2% stock dividend declaration	—	—	176	863	(1,039)	—	—	—
Repurchase of common stock	(8,337)	(11)	—	(53)	—	—	—	(64)
Other comprehensive loss	—	—	—	—	—	(6,433)	—	(6,433)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2023	7,049,510	$8,812	$176	$13,331	$39,980	$(35,884)	$10,655	$37,070

Balance, June 30, 2024	7,068,577	$8,836	$—	$12,510	$46,419	$(26,288)	$10,655	$52,132
Net Income	—	—	—	—	2,893	—	142	3,035
2% stock dividend declaration	—	—	174	921	(1,095)	—	—	—
Repurchase of common stock	(104,254)	(131)	—	(696)	—	—	—	(827)
Other comprehensive income	—	—	—	—	—	6,923	—	6,923
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2024	6,964,323	$8,705	$174	$12,735	$48,217	$(19,365)	$10,655	$61,121

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2022	7,075,125	$8,844	$—	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	—	—	—	(1,915)	—	—	$(1,915)
Net Income	—	—	—	—	5,904	—	422	6,326
2% stock dividend declaration	—	—	176	863	(1,039)	—	—	—
Repurchase of common stock	(25,615)	(32)	—	(165)	—	—	—	(197)
Other comprehensive income	—	—	—	—	—	(4,119)	—	(4,119)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2023	7,049,510	$8,812	$176	$13,331	$39,980	$(35,884)	$10,655	$37,070

Balance, December 31, 2023	7,124,438	$8,905	$—	$12,876	$42,105	$(25,100)	$10,655	$49,441
Net Income	—	—	—	—	7,207	—	424	7,631
2% stock dividend declaration	—	—	174	921	(1,095)	—	—	—
Repurchase of common stock	(160,115)	(200)	—	(1,062)	—	—	—	(1,262)
Other comprehensive income	—	—	—	—	—	5,735	—	5,735
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(313)	(313)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2024	6,964,323	$8,705	$174	$12,735	$48,217	$(19,365)	$10,655	$61,121

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Cash flows from operating activities
Net income	$7,631	$6,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	832	828
Right of use asset amortization	289	282
Provision for credit losses	171	985
Loss on sale of securities available for sale	—	42
Loss on call of securities held to maturity	148	—
(Gain) loss on sale of premises and equipment	8	(70)
Gain on sale of mortgage loans	(589)	(690)
Realized/unrealized gain on equity securities	(53)	(7)
Net amortization of premium on investment securities available for sale	1,303	1,430
Net amortization of premium on investment securities held to maturity	95	107
Amortization of loan servicing assets	927	933
Originations and purchases of mortgage loans for sale	(77,728)	(60,803)
Proceeds from sales of mortgage loans for sale	78,225	59,683
Mortgage banking derivatives	(581)	(886)
Loan servicing assets	(622)	(432)
Accrued interest receivable	(428)	(680)
Prepaid assets	30	(523)
Cash surrender value of life insurance	(108)	(104)
Miscellaneous other assets	(188)	(469)
Accrued interest payable	58	219
Miscellaneous other liabilities	835	788
Net cash provided by operating activities	10,255	6,959
Cash flows from investing activities
Proceeds from sale of investment securities available for sale	—	11,329
Proceeds from maturities, calls and paydowns of securities available for sale	47,940	19,833
Proceeds from maturities, calls and paydowns of securities held to maturity	1,514	1,053
Purchase of investment securities available for sale	(37,729)	(41,384)
Purchase of investments in other assets	(350)	(300)
Proceeds from distributions of investments in other assets	224	—
Net change in restricted stock	(57)	(244)
Net increase in loans	(55,061)	(81,659)
Purchase of premises and equipment	(735)	(1,497)
Proceeds from sale of premises and equipment	31	78
Net cash used by investing activities	(44,223)	(92,791)
Cash flows from financing activities
Net increase in deposit accounts	96,098	50,433
Net increase (decrease) in federal funds purchased and other short-term borrowings	40	(113)
Repayment of long-term borrowings	(20)	(580)
Repurchase of common stock, net	(1,262)	(197)
Dividends paid on preferred stock (noncontrolling interest)	(424)	(422)
Net cash provided by financing activities	94,432	49,121
Increase (decrease) in cash and cash equivalents	60,464	(36,711)
Cash and cash equivalents, beginning of period	63,434	114,581
Cash and cash equivalents, end of period	$123,898	$77,870
Supplemental disclosures of cash flow information
Interest paid	$13,570	$8,764
Income taxes paid	2,312	1,762
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$5,735	$(4,119)
Loans transferred to foreclosed real estate	—	142

See accompanying notes

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The financial statements and accompanying notes are presented on a consolidated basis including Uwharrie Capital Corp (the “Company”) and its subsidiaries, Uwharrie Bank (the “Bank”), Uwharrie Investment Advisors, Inc. (“UIA”), and Uwharrie Mortgage, Inc. The Bank consolidates its subsidiaries, The Strategic Alliance Corporation (“TSAC”), BOS Agency, Inc. (“BOS Agency”) and Gateway Mortgage, Inc., each of which is wholly owned by the Bank.

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

Accounting Changes and Reclassifications

Certain amounts in the 2023 financial statements have been reclassified to conform to the 2024 presentation. The provision for credit losses on unfunded loan commitments has been reclassified from other noninterest expense for periods prior to 2024. The reclassification is immaterial and did not have an impact on net income or shareholders’ equity.

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

The following table presents the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Beginning balance	$(26,288)	$(29,451)	$(25,100)	$(31,765)
Other comprehensive income (loss) before reclassifications, net of ($2,064), $1,918, ($1,710) and $1,223 tax effect, respectively	6,923	(6,433)	5,735	(4,153)
Amounts reclassified from accumulated other comprehensive loss, net of $0, $0, $0, and ($8) tax effect, respectively	—	—	—	34
Net current-period other comprehensive income (loss)	6,923	(6,433)	5,735	(4,119)
Ending balance	$(19,365)	$(35,884)	$(19,365)	$(35,884)

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

Note 4 – Per Share Data

On October 15, 2024, the Company's Board of Directors declared a 2% stock dividend payable November 18, 2024 to shareholders of record on October 28, 2024. All information in the accompanying consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. The weighted average number of shares outstanding and earnings per share for the 2023 periods have also been adjusted for the 2% stock dividend declared on October 17, 2023.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2024 or December 31, 2023.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,161,235 for the three-month period ended September 30, 2024 compared to 7,340,640 for the three-month period ended September 30, 2023. For the nine-month period ended September 30, 2024, the weighted average number of common shares outstanding was 7,220,350 compared to 7,353,615 for the nine-month period ended September 30, 2023.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$32,998	$—	$2,531	$30,467
U.S. government agencies	42,799	135	828	42,106
GSE - Mortgage-backed securities and CMOs	155,821	822	10,489	146,154
Asset-backed securities	25,287	386	44	25,629
State and political subdivisions	94,882	190	12,462	82,610
Corporate bonds	6,000	—	321	5,679
Total securities available for sale	$357,787	$1,533	$26,675	$332,645

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,843	$—	$751	$11,092	$—	$11,843
Corporate bonds	15,000	—	1,204	13,796	66	14,934
Total securities held to maturity	$26,843	$—	$1,955	$24,888	$66	$26,777

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$54,984	$—	$3,479	$51,505
U.S. government agencies	43,921	66	969	43,018
GSE - Mortgage-backed securities and CMOs	137,346	170	13,729	123,787
Asset-backed securities	31,469	244	200	31,513
State and political subdivisions	95,581	15	14,196	81,400
Corporate bonds	6,000	—	509	5,491
Total securities available for sale	$369,301	$495	$33,082	$336,714

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
U.S. government agencies	$133	$—	$1	$132	$—	$133
State and political subdivisions	13,467	—	985	12,482	—	13,467
Corporate bonds	15,000	—	1,878	13,122	56	14,944
Total securities held to maturity	$28,600	$—	$2,864	$25,736	$56	$28,544

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at September 30, 2024 and December 31, 2023. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $770,000 and $712,000 at September 30, 2024 and December 31, 2023, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2024.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the nine months ended September 30, 2024.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2023	$—	$56	$56
Provision for credit losses	—	10	10
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, September 30, 2024	$—	$66	$66

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at September 30, 2024.

September 30, 2024	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—
Aa1/Aa2/Aa3	11,843	—	11,843
A1/A2	—	—	—
BBB	—	—	—
Not rated	—	15,000	15,000
Total	$11,843	$15,000	$26,843

At September 30, 2024, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the nine months ended September 30, 2024.

Results from sales of securities available for sale for the three and nine-month periods ended September 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$11,329

Realized gains from sales	$—	$—	$—	$54
Realized losses from sales	—	—	—	(96)
Net realized gains (losses)	$—	$—	$—	$(42)

At September 30, 2024 and December 31, 2023, securities available for sale with a carrying amount of $177.3 million and $137.1 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments.

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023.

	Less than 12 Months			12 Months or More			Total
September 30, 2024	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	—	$—	$—	7	$30,467	$2,531	$30,467	$2,531
U.S. government agencies	9	12,101	151	23	19,618	677	31,719	828
GSE-Mortgage-backed securities and CMOs	2	4,469	20	58	95,138	10,469	99,607	10,489
Asset-backed securities	1	1,376	7	4	4,535	37	5,911	44
State and political subdivisions	—	—	—	57	73,116	12,462	73,116	12,462
Corporate bonds	—	—	—	3	5,679	321	5,679	321
Total securities available for sale	12	$17,946	$178	152	$228,553	$26,497	$246,499	$26,675

	Less than 12 Months			12 Months or More			Total
December 31, 2023	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	9	$51,505	$3,479	$51,505	$3,479
U.S. government agencies	12	16,865	107	18	14,705	862	31,570	969
GSE-Mortgage-backed securities and CMOs	5	7,907	103	59	100,765	13,626	108,672	13,729
Asset-backed securities	2	1,711	5	7	10,140	195	11,851	200
State and political subdivisions	2	2,496	23	60	76,352	14,173	78,848	14,196
Corporate bonds	—	—	—	3	5,491	509	5,491	509
Total securities available for sale	21	$28,979	$238	156	$258,958	$32,844	$287,937	$33,082

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At September 30, 2024, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of September 30, 2024:

	September 30, 2024
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	9,795	9,698	3.31%
Due after one but within five years	54,982	50,980	1.95%
Due after five but within ten years	58,326	52,985	2.52%
Due after ten years	234,684	218,982	3.84%
	$357,787	$332,645	3.32%

	September 30, 2024
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due after five but within ten years	17,651	16,317	4.29%
Due after ten years	9,192	8,571	3.39%
	$26,843	$24,888	3.98%

The portion of unrealized gains and losses for the three and nine months ended September 30, 2024 and 2023 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$—

Net gains (losses) recognized during the period on equity securities	$31	$(4)	$53	$7
Less: Net gains (losses) recognized from equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$31	$(4)	$53	$7

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Commercial
Commercial	$104,336	$102,366
Real estate - commercial	237,437	213,397
Other real estate construction loans	45,567	40,872
Other loans	6,021	6,214
Noncommercial
Real estate 1-4 family construction	23,403	12,481
Real estate - residential	151,484	143,697
Home equity	66,482	60,599
Consumer loans	11,582	11,581
	646,312	591,207
Less:
Allowance for credit losses	(5,736)	(5,561)
Deferred loan costs net	813	864

Loans held for investment, net	$641,389	$586,510

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three and nine months ended September 30, 2024 and 2023.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2024	$1,454	$2,208	$368	$10	$42	$962	$669	$195	$5,908
Provision for (recovery of) credit losses	158	(21)	(3)	2	1	(190)	(130)	(40)	(223)
Charge-offs	(20)	—	—	—	—	—	—	(22)	(42)
Recoveries	62	—	—	—	—	1	—	30	93
Net recoveries	42	—	—	—	—	1	—	8	51
Balance, September 30, 2024	$1,654	$2,187	$365	$12	$43	$773	$539	$163	$5,736

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2023	$1,028	$1,880	$356	$7	$23	$666	$581	$172	$4,713
Provision for (recovery of) credit losses	361	84	62	3	3	59	(13)	39	598
Charge-offs	(201)	—	—	—	—	—	—	(13)	(214)
Recoveries	3	—	—	—	—	1	—	14	18
Net (charge-offs) recoveries	(198)	—	—	—	—	1	—	1	(196)
Balance, September 30, 2023	$1,191	$1,964	$418	$10	$26	$726	$568	$212	$5,115

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561
Provision for (recovery of) credit losses	79	130	(24)	3	12	(25)	(43)	50	182
Charge-offs	(37)	—	—	—	—	—	(1)	(140)	(178)
Recoveries	119	—	—	—	—	2	1	49	171
Net (charge-offs) recoveries	82	—	—	—	—	2	—	(91)	(7)
Balance, September 30, 2024	$1,654	$2,187	$365	$12	$43	$773	$539	$163	$5,736

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2022	$435	$760	$177	$4	$—	$561	$277	$76	$2,290
Cumulative effect of change in accounting principle	702	1,017	143	5	—	74	375	91	2,407
Provision for (recovery of) credit losses	585	187	140	1	26	89	(92)	54	990
Charge-offs	(545)	—	(42)	—	—	—	—	(71)	(658)
Recoveries	14	—	—	—	—	2	8	62	86
Net (charge-offs) recoveries	(531)	—	(42)	—	—	2	8	(9)	(572)
Balance, September 30, 2023	$1,191	$1,964	$418	$10	$26	$726	$568	$212	$5,115

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

September 30, 2024	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$—	$375	$375	$103,958	$104,333	$—
Real estate - commercial	297	—	297	237,254	237,551	—
Other real estate construction	—	—	—	45,567	45,567	—
Real estate 1-4 family construction	—	—	—	23,403	23,403	—
Real estate - residential	292	142	434	151,752	152,186	—
Home equity	4	41	45	66,437	66,482	—
Consumer loans	3	—	3	11,579	11,582	—
Other loans	—	—	—	6,021	6,021	—
Total	$596	$558	$1,154	$645,971	$647,125	$—

December 31, 2023	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$46	$154	$200	$102,162	$102,362	$—
Real estate - commercial	588	488	1,076	212,447	213,523	—
Other real estate construction	—	—	—	40,872	40,872	—
Real estate 1-4 family construction	—	—	—	12,481	12,481	—
Real estate - residential	715	278	993	143,445	144,438	—
Home equity	115	181	296	60,304	60,600	—
Consumer loan	84	—	84	11,497	11,581	—
Other loans	—	—	—	6,214	6,214	—
Total	$1,548	$1,101	$2,649	$589,422	$592,071	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The carrying value of foreclosed properties held as other real estate was $141,000 at September 30, 2024 and December 31, 2023. The Company had no foreclosed residential real estate and $93,000 of residential real estate in process of foreclosure at September 30, 2024. At December 31, 2023, the Company had no foreclosed residential real estate and no residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of September 30, 2024 and December 31, 2023 was as follows:

				Nine Months Ended
	September 30, 2024			September 30, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$375	$375	$5
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	142	142	19
Home equity	—	41	41	2
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$558	$558	$26

				Nine Months Ended
	December 31, 2023			September 30, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$154	$154	$—
Real estate - commercial	400	88	488	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	181	97	278	7
Home equity	—	181	181	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$581	$520	$1,101	$7

A loan may be individually assessed for determining the allowance for credit losses when it is determined that it does not share similar risk characteristics with other loans. Loans that are on nonaccrual status will be reviewed to determine if they will be individually, rather than collectively, assessed. If the loan is deemed to be collateral dependent and the relationship’s outstanding balance is $100,000 or greater, it will be individually assessed. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans require an analysis of the collateral. The fair value of the collateral is discounted by liquidation costs. If the discounted fair value of the collateral is greater than the amortized loan balance, no allowance is required. Otherwise the difference between the balance and the collateral is charged off if deemed uncollectible.

The following table details the amortized cost of collateral dependent loans and any related allowance at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
	(dollars in thousands)
Commercial	$280	$187	$147	$95
Real estate - commercial	—	—	400	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	—	172	—
Home equity	—	—	133	3
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$280	$187	$852	$98

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024:

September 30, 2024	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$20,589	$19,984	$14,878	$12,628	$3,109	$10,844	$21,356	$103,388
Watch	49	123	—	—	—	—	382	554
Special Mention	—	16	—	—	—	—	—	16
Substandard	—	—	—	155	220	—	—	375
Total commercial	20,638	20,123	14,878	12,783	3,329	10,844	21,738	104,333

Real estate - commercial
Pass	26,820	56,080	49,282	36,968	21,601	42,831	2,919	236,501
Watch	—	—	—	—	—	66	—	66
Special Mention	—	—	—	566	115	303	—	984
Substandard	—	—	—	—	—	—	—	—
Total real estate - commercial	26,820	56,080	49,282	37,534	21,716	43,200	2,919	237,551

Other real estate construction
Pass	16,975	14,662	5,078	2,334	3,251	2,222	1,000	45,522
Watch	—	—	—	—	—	45	—	45
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	16,975	14,662	5,078	2,334	3,251	2,267	1,000	45,567

Real estate 1-4 family construction
Pass	11,864	11,539	—	—	—	—	—	23,403
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	11,864	11,539	—	—	—	—	—	23,403

Real estate - residential
Pass	26,970	37,895	35,432	22,591	10,581	15,449	1,516	150,434
Watch	—	—	—	205	370	497	—	1,072
Special Mention	—	105	—	122	—	311	—	538
Substandard	—	74	—	—	—	68	—	142
Total real estate - residential	26,970	38,074	35,432	22,918	10,951	16,325	1,516	152,186

Home equity
Pass	48	182	322	178	404	1,280	63,777	66,191
Watch	—	—	—	—	—	84	145	229
Special Mention	—	—	—	—	—	21	—	21
Substandard	—	—	—	—	—	41	—	41
Total home equity	48	182	322	178	404	1,426	63,922	66,482

Consumer loans
Pass	3,758	2,448	1,230	233	76	335	3,477	11,557
Watch	—	—	—	—	—	—	—	—
Special Mention	—	25	—	—	—	—	—	25
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,758	2,473	1,230	233	76	335	3,477	11,582

Other loans
Pass	148	—	1,598	2,671	1,232	372	—	6,021
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	148	—	1,598	2,671	1,232	372	—	6,021

Total Pass	107,172	142,790	107,820	77,603	40,254	73,333	94,045	643,017
Total Watch	49	123	—	205	370	692	527	1,966
Total Special Mention	—	146	—	688	115	635	—	1,584
Total Substandard	—	74	—	155	220	109	—	558
Total loans	$107,221	$143,133	$107,820	$78,651	$40,959	$74,769	$94,572	$647,125

During the nine months ended September 30, 2024, one hundred and two loans totaling $1.8 million were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

December 31, 2023	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$23,611	$21,731	$16,587	$5,868	$2,553	$10,634	$20,089	$101,073
Watch	183	22	—	—	—	—	914	1,119
Special Mention	16	—	—	—	—	—	—	16
Substandard	—	—	—	154	—	—	—	154
Total commercial	23,810	21,753	16,587	6,022	2,553	10,634	21,003	102,362

Real estate - commercial
Pass	51,543	46,563	38,267	23,031	15,727	33,949	2,844	211,924
Watch	—	—	—	—	74	—	—	74
Special Mention	—	—	588	121	171	157	—	1,037
Substandard	—	—	400	88	—	—	—	488
Total real estate - commercial	51,543	46,563	39,255	23,240	15,972	34,106	2,844	213,523

Other real estate construction
Pass	20,458	10,368	3,050	3,711	542	2,148	548	40,825
Watch	—	—	—	—	—	47	—	47
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	20,458	10,368	3,050	3,711	542	2,195	548	40,872

Real estate 1-4 family construction
Pass	10,628	1,353	500	—	—	—	—	12,481
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	10,628	1,353	500	—	—	—	—	12,481

Real estate - residential
Pass	46,470	40,558	23,259	11,182	3,528	15,208	1,082	141,287
Watch	—	—	209	384	122	669	—	1,384
Special Mention	666	—	501	—	—	322	—	1,489
Substandard	—	—	—	196	—	82	—	278
Total real estate - residential	47,136	40,558	23,969	11,762	3,650	16,281	1,082	144,438

Home equity
Pass	173	134	95	407	94	1,309	57,800	60,012
Watch	—	—	109	—	19	130	149	407
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	181	—	181
Total home equity	173	134	204	407	113	1,620	57,949	60,600

Consumer loans
Pass	4,302	2,089	609	121	129	352	3,936	11,538
Watch	—	—	—	—	—	—	—	—
Special Mention	25	18	—	—	—	—	—	43
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	4,327	2,107	609	121	129	352	3,936	11,581

Other loans
Pass	5	1,611	2,864	1,306	—	428	—	6,214
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	5	1,611	2,864	1,306	—	428	—	6,214

Total Pass	157,190	124,407	85,231	45,626	22,573	64,028	86,299	585,354
Total Watch	183	22	318	384	215	846	1,063	3,031
Total Special Mention	707	18	1,089	121	171	479	—	2,585
Total Substandard	—	—	400	438	—	263	—	1,101
Total loans	$158,080	$124,447	$87,038	$46,569	$22,959	$65,616	$87,362	$592,071

The following tables present gross charge-offs by origination date for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

September 30, 2024	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$—	$10	$—	$17	$—	$—	$27
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	51	5	12	7	2	74	151
Total charge-offs	$—	$51	$15	$12	$24	$2	$74	$178

December 31, 2023	Gross Loan Charge-offs by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$49	$—	$159	$315	$71	$9	$603
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	42	—	—	—	—	—	42
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	34	4	3	—	4	64	109
Total charge-offs	$—	$125	$4	$162	$315	$75	$73	$754

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2024 and December 31, 2023 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2024 and December 31, 2023:

September 30, 2024	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$103,958	$375	$104,333
Real estate - commercial	237,551	—	237,551
Other real estate construction	45,567	—	45,567
Real estate 1-4 family construction	23,403	—	23,403
Real estate - residential	152,044	142	152,186
Home equity	66,441	41	66,482
Consumer loans	11,582	—	11,582
Other loans	6,021	—	6,021
Total	$646,567	$558	$647,125

December 31, 2023	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$102,208	$154	$102,362
Real estate - commercial	213,035	488	213,523
Other real estate construction	40,872	—	40,872
Real estate 1-4 family construction	12,481	—	12,481
Real estate - residential	144,160	278	144,438
Home equity	60,419	181	60,600
Consumer loans	11,581	—	11,581
Other loans	6,214	—	6,214
Total	$590,970	$1,101	$592,071

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

There were no loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2024. The following table shows the amortized cost basis of loans modified for borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted, during the twelve months ended December 31, 2023.

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of two to five years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2024, operating lease ROU assets were $1.2 million and the operating lease liability was $1.3 million, compared to operating lease ROU assets of $1.6 million and an operating lease liability of $1.7 million at September 30, 2023. Lease costs associated with all leases was $106,000 and $317,000 for the three and nine months ended September 30, 2024, respectively.

The table below summarizes other information related to our operating leases:

	Nine Months Ended September 30,
	2024	2023
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$333	$325
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	3.3	4.2
Weighted-average discount rate - operating leases	2.63%	2.57%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2024
(dollars in thousands)
2024	$113
2025	455
2026	415
2027	260
2028	97
2029 and thereafter	20
Total lease payments	1,360
Less: Interest	(60)
Present value of lease liabilities	1,300

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

At September 30, 2024 and December 31, 2023, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Commitments to extend credit	$226,992	$204,163
Credit card commitments	26,166	25,647
Standby letters of credit	8,141	7,878
Total commitments	$261,299	$237,688

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $163,000 and $184,000 at September 30, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2024.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2023	$184
Recovery of credit losses	(21)
Balance, September 30, 2024	$163

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$30,467	$30,467	$—	$—
U.S. government agencies	42,106	—	42,106	—
GSE - Mortgage-backed securities and CMOs	146,154	—	146,154	—
Asset-backed securities	25,629	—	25,629	—
State and political subdivisions	82,610	—	82,610	—
Corporate bonds	5,679	—	5,679	—
Equity securities	355	355	—	—
Mortgage banking derivatives	1,173	—	89	1,084
Total assets at fair value on a recurring basis	$334,173	$30,822	$302,267	$1,084
Mortgage banking derivatives	$28	$—	$28	$—
Total liabilities at fair value on a recurring basis	$28	$—	$28	$—

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$51,505	$51,505	$—	$—
U.S. government agencies	43,018	—	43,018	—
GSE - Mortgage-backed securities and CMOs	123,787	—	123,787	—
Asset-backed securities	31,513	—	31,513	—
State and political subdivisions	81,400	—	81,400	—
Corporate bonds	5,491	—	5,491	—
Equity securities	302	302	—	—
Mortgage banking derivatives	852	—	46	806
Total assets at fair value on a recurring basis	$337,868	$51,807	$285,255	$806
Mortgage banking derivatives	$288	$—	$288	$—
Total liabilities at fair value on a recurring basis	$288	$—	$288	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	September 30, 2024
	Mortgage banking derivatives: Interest rate lock commitments	Total
	(dollars in thousands)
Balance at December 31, 2023	$806	$806
Change in fair value:
Included in income from mortgage banking	278	278
Change in observability of significant inputs:
Included in income from mortgage banking	—	—
Balance at September 30, 2024	$1,084	$1,084

The fair value of mortgage IRLCs at September 30, 2024 was calculated based on a notional amount of $31.9 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At September 30, 2024, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 87.5% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2023 was calculated based on a notional amount of $21.8 million. Significant unobservable inputs were the same as those used for the nine months ended September 30, 2024 and assumed a weighted average projected pull-through rate of 82.0% at December 31, 2023. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$98	$—	$—	$98
Total assets at fair value on a nonrecurring basis	$98	$—	$—	$98

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$187	$—	$—	$187
Total assets at fair value on a nonrecurring basis	$187	$—	$—	$187

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2024
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	50 - 75%

December 31, 2023
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 - 25%

At September 30, 2024, individually evaluated loans were being evaluated with discounted appraisals for individually evaluated nonaccrual loans deemed collateral dependent.

Note 11 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at September 30, 2024 and December 31, 2023 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2024 and December 31, 2023:

September 30, 2024	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$123,898	$123,898	$123,898	$—	$—
Securities available for sale	332,645	332,645	30,467	302,178	—
Securities held to maturity	26,777	24,888	—	11,092	13,796
Equity securities	355	355	355	—	—
Loans held for investment, net	641,389	614,579	—	—	614,579
Loans held for sale	4,787	4,787	—	4,787	—
Restricted stock	1,729	1,729	1,729	—	—
Loan servicing assets	3,982	7,102	—	7,102	—
Mortgage banking derivatives	1,173	1,173	—	89	1,084
Accrued interest receivable	4,821	4,821	—	—	4,821

FINANCIAL LIABILITIES
Deposits	$1,077,811	1,077,125	—	1,077,125	—
Short-term borrowings	1,419	1,419	—	1,419	—
Long-term borrowings	29,142	25,349	—	—	25,349
Mortgage banking derivatives	28	28	—	28	—
Accrued interest payable	472	472	—	—	472

December 31, 2023	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$63,434	$63,434	$63,434	$—	$—
Securities available for sale	336,714	336,714	51,505	285,209	—
Securities held to maturity	28,544	25,736	—	12,614	13,122
Equity securities	302	302	302	—	—
Loans held for investment, net	586,510	544,985	—	—	544,985
Loans held for sale	4,695	4,695	—	4,695	—
Restricted stock	1,672	1,672	1,672	—	—
Loan servicing assets	4,287	7,030	—	7,030	—
Mortgage banking derivatives	852	852	—	46	806
Accrued interest receivable	4,393	4,393	—	—	4,393

FINANCIAL LIABILITIES
Deposits	$981,713	$980,534	$—	$980,534	$—
Short-term borrowings	1,379	1,379	—	1,379	—
Long-term borrowings	29,104	25,102	—	—	25,102
Mortgage banking derivatives	288	288	—	288	—
Accrued interest payable	414	414	—	—	414

At September 30, 2024 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 (Commitments and Contingencies) to the Company's Notes to Consolidated Financial Statements.

Note 12 – Mortgage Banking Derivatives

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, otherwise known as Interest Rate Lock Commitments (IRLCs). IRLCs on mortgage loans that will be held for resale are considered to be derivatives and must be accounted for at fair value on the balance sheet. Accordingly, such commitments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. Fair value is based on anticipated margins determined by market movement from the original lock date and projected pull-through rates on a loan-by-loan basis based on loan product, loan stage, and loan purpose.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of September 30, 2024 and December 31, 2023.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at September 30, 2024
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$31,886	$1,084
Forward sales commitments	3,141	89
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	28,000	28

Balance at December 31, 2023
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$21,791	$806
Forward sales commitments	1,826	46
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	23,000	288

Note 13 – Short-Term Borrowed Funds

During the first quarter of 2024, the Company borrowed $5.0 million through the FRB’s Bank Term Funding Program (“BTFP”). The BTFP was established as an additional source of liquidity against high-quality securities valued at par. The program offered loans of up to one year in length to banks pledging U.S. Treasuries, agency debt, mortgage-backed securities, and other qualifying assets as collateral. The borrowing was secured by three available for sale agency securities issued by the Small Business Administration with par value totaling $7.5 million. The note was set to mature on January 22, 2025 and charged interest at a rate of 4.93%. On September 18, 2024 this short-term borrowing was paid off which resulted in a decrease of $5.0 million in short term liabilities for the quarter ended September 30, 2024.

Note 14 – Recent Accounting Pronouncements and Other Changes

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023.

During the nine months ended September 30, 2024, the Company’s total assets increased $108.5 million, from $1.07 billion to $1.18 billion.

Cash and cash equivalents increased $60.5 million during the nine months ended September 30, 2024, from $63.4 million to $123.9 million. The increase is related to continued growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. For the nine-month period ended September 30, 2024, investment securities decreased $5.8 million from $365.3 million at December 31, 2023 to $359.5 million at September 30, 2024. At September 30, 2024, the Company had net unrealized losses on securities available for sale of $25.1 million, compared to net unrealized losses of $32.6 million at December 31, 2023, an improvement of $7.4 million. The improvement in the fair value of available for sale securities offset $12.1 million in net paydowns and maturities during the nine months ended September 30, 2024. During the first nine months of 2024, a $10,000 provision was recorded against the allowance for credit losses on securities held to maturity bringing the balance to $66,000, with an amortized cost basis of $26.8 million, at September 30, 2024.

At September 30, 2024, equity securities improved in value from $302,000 at December 31, 2023 to $355,000 as a result of the increase in value in the equity market.

Loans held for sale increased $92,000 from December 31, 2023 to $4.8 million at September 30, 2024. Loans held for investment increased from $592.1 million at December 31, 2023 to $647.1 million at September 30, 2024, an increase of $55.1 million. The Company experienced a net increase in all loan sectors with the exception of loans categorized as “Commercial - Other."

The allowance for credit losses on loans was $5.7 million at September 30, 2024, which represented 0.89% of total loans held for investment, compared to $5.6 million, or 0.94% of total loans held for investment, at December 31, 2023. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which decreased $1.9 million from $8.9 million at December 31, 2023 to $7.0 million at September 30, 2024 as a result of the improvement in fair value of the available for sale security portfolio. Interest receivable increased $428,000 from $4.4 million as of December 31, 2023 to $4.8 million at September 30, 2024. This increase was attributable to the $55.1 million above-mentioned loan growth.

Customer deposits, our primary funding source, experienced a $96.1 million increase during the nine-month period ended September 30, 2024, increasing from $981.7 million to $1.08 billion. The overall increase in deposits is attributable to organic deposit growth combined with promotional time deposit offerings. Demand noninterest-bearing checking accounts increased $18.3 million, primarily from growth in commercial accounts, and time deposits increased $70.5 million during the nine-month period ended September 30, 2024. Interest checking and money market accounts increased $13.9 million and savings deposits decreased $6.6 million during the nine months ended September 30, 2024.

Total short-term borrowings increased $40,000 for the nine-month period ended September 30, 2024. At September 30, 2024, the Company had $29.1 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that may be redeemed on or after September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Of the subordinated debt that remains outstanding at September 30, 2024, $27.2 million qualifies as Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at September 30, 2024.

Other changes in the Company’s liabilities are related to an increase of $872,000 in other liabilities from December 31, 2023 to September 30, 2024 resulting primarily from accrual of reserves for payables due throughout 2024.

At September 30, 2024, total shareholders’ equity was $61.1 million, an increase of $11.7 million from December 31, 2023. Net income for the nine-month period ended September 30, 2024 was $7.6 million, which positively contributed to our shareholders’ equity. Additionally, improvement in the unrealized loss position on our available for sale securities portfolio contributed $5.7 million to the increase in shareholders' equity during the same nine-month period. During the nine months ended September 30, 2024, the Company repurchased 160,115 shares of common stock at a total cost of $1.3 million, and the Company paid $424,000 in dividends attributable to noncontrolling interest during the same period. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest. On October 15, 2024, the Company's Board of Directors declared a 2% stock dividend payable on November 18, 2024 to shareholders of record on October 28, 2024. All information presented in this discussion and analysis and in the interim consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

Results of Operations for the Three Months Ended September 30, 2024 and 2023.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $3.0 million for the three months ended September 30, 2024, as compared to $2.1 million for the three months ended September 30, 2023. Net income available to common shareholders was $2.9 million, or $0.40 per common share, for the three months ended September 30, 2024 compared to $2.0 million, or $0.27 per common share, for the three months ended September 30, 2023. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended September 30, 2024 was $9.1 million, an $881,000 increase from the $8.2 million reported for the comparative period in 2023. During the third quarter of 2024, the average yield on our interest-earning assets increased 48 basis points to 5.18% from the same period in 2023, and the average rate we paid for our interest-bearing liabilities increased 60 basis points to 2.55%. These changes resulted in a lower interest rate spread of 2.63% as of September 30, 2024, compared to 2.76% as of September 30, 2023. The Company’s net interest margin was 3.34% and 3.30% for the comparable periods in 2024 and 2023, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended September 30, 2024 and 2023, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2024	2023	2024	2023	2024	2023
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$314,789	$299,584	$3,066	$2,764	3.87%	3.66%
Non-taxable securities (1)	57,538	58,470	307	317	2.66%	2.69%
Short-term investments	76,883	86,467	780	979	4.04%	4.49%
Equity securities	324	303	5	5	6.14%	6.55%
Taxable loans	627,215	538,215	9,836	7,570	6.24%	5.58%
Non-taxable loans (1)	16,466	13,325	130	75	3.93%	2.80%
Total interest-earning assets	1,093,215	996,364	14,124	11,710	5.18%	4.70%
Interest-bearing liabilities:
Interest-bearing deposits	755,728	689,896	4,659	3,188	2.45%	1.83%
Short-term borrowed funds	5,723	976	70	11	4.87%	4.47%
Long-term debt	29,429	29,076	338	334	4.57%	4.56%
Total interest bearing liabilities	790,880	719,948	5,067	3,533	2.55%	1.95%
Net interest spread	$302,335	$276,416	$9,057	$8,177	2.63%	2.76%
Net interest margin (1) (% of earning assets)					3.34%	3.30%

(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The recovery of credit losses was $230,000 for the three months ended September 30, 2024, compared to a provision of $599,000 for the same period in 2023. There were net loan recoveries of $51,000 for the three months ended September 30, 2024, as compared to net loan charge-offs of $196,000 during the same period of 2023. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $10,000 for the three-month period ended September 30, 2024, as compared to the same period in 2023. Other service fees and commissions contributed $116,000 to the increase in total noninterest income. The increase in noninterest income was offset by a decrease in income from mortgage banking of $96,000.

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

	Three Months Ended September 30,
	2024	2023
	(dollars in thousands)
Income from debit card transactions	$587	$579
Income from credit card transactions	174	168
Gross interchange and transaction fee income	761	747
Network costs - debit card	313	279
Network costs - credit card	181	177
Total	$267	$291

Noninterest Expense

Noninterest expense for the three months ended September 30, 2024 increased by $430,000 from the same period in 2023. Salaries and benefits, the largest component of noninterest expense, increased $330,000 due to wage increases during the 2024 period.

Total other noninterest expense increased $25,000 for the three months ended September 30, 2024, compared to the same period in 2023. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended September 30,
	2024	2023
	(dollars in thousands)
Office supplies and printing	$19	$21
Franchise and other taxes	28	19
Employee education	33	27
Shareholder relations expense	48	44
Telephone and data lines	51	49
Postage	61	57
Director fees and expense	67	78
Dues and subscriptions	90	79
Other	219	217
Total	$616	$591

Income Tax Expense

The Company had income tax expense of $962,000 for the three months ended September 30, 2024 at an effective tax rate of 24.1% compared to income tax expense of $558,000 with an effective tax rate of 20.6% in the comparable 2023 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended September 30, 2024, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to greater projected interest expense for 2024 compared to 2023 and an adjustment in the TEFRA calculation to differentiate between bank qualified and non-bank qualified bonds.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $7.6 million for the nine months ended September 30, 2024, as compared to $6.3 million for the nine months ended September 30, 2023, an increase of $1.3 million. Net income available to common shareholders was $7.2 million, or $1.00 per common share, for the nine months ended September 30, 2024, compared to $5.9 million, or $0.80 per common share, for the nine months ended September 30, 2023. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2024 was $26.4 million, a $2.3 million increase from the $24.1 million reported for the comparative period in 2023. During the first nine months of 2024, the average yield on our interest-earning assets increased 57 basis points to 5.11% from the same period in 2023, and the average rate we paid for our interest-bearing liabilities increased 70 basis points to 2.40%. These changes resulted in a lower interest rate spread of 2.71% as of September 30, 2024, compared to 2.84% as of September 30, 2023. The Company’s net interest margin was 3.38% and 3.32% for the comparable periods in 2024 and 2023, respectively.

The following table presents average balance sheet and a net interest income analysis for the nine months ended September 30, 2024 and 2023, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2024	2023	2024	2023	2024	2023
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$310,912	$297,875	$8,998	$7,879	3.87%	3.54%
Non-taxable securities (1)	57,475	60,656	929	1,010	4.08%	2.79%
Short-term investments	63,949	96,732	2,116	3,230	4.42%	4.46%
Equity securities	323	307	15	15	6.20%	6.53%
Taxable loans	608,021	516,158	27,651	20,791	6.07%	5.39%
Non-taxable loans (1)	17,085	12,684	394	210	5.82%	2.77%
Total interest-earning assets	1,057,765	984,412	40,103	33,135	5.11%	4.54%
Interest-bearing liabilities:
Interest-bearing deposits	728,587	680,713	12,484	8,016	2.29%	1.57%
Short-term borrowed funds	5,694	977	206	30	4.83%	4.11%
Long-term debt	29,222	29,257	1,001	1,000	4.58%	4.57%
Total interest-bearing liabilities	763,503	710,947	13,691	9,046	2.40%	1.70%
Net interest spread	$294,262	$273,465	$26,412	$24,089	2.71%	2.84%
Net interest margin (1) (% of earning assets)					3.38%	3.32%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses was $171,000 for the nine months ended September 30, 2024, compared to a provision of $985,000 for the same period in 2023. There were net loan charge-offs of $7,000 for the nine months ended September 30, 2024, as compared to net loan charge-offs of $572,000 during the same period of 2023. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income decreased by $103,000 for the nine-month period ended September 30, 2024, as compared to the same period in 2023. The primary factor contributing to the overall decline in noninterest income was a decrease of $241,000 in income from mortgage banking. This decrease is the result of a decline in the unclosed mortgage pipeline from December 31, 2023 to September 30, 2024.

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

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Income from debit card transactions	$1,739	$1,710
Income from credit card transactions	524	507
Gross interchange and transaction fee income	2,263	2,217
Network costs - debit card	882	823
Network costs - credit card	504	484
Total	$877	$910

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2024 increased by $1.2 million from the same period in 2023, to $23.5 million. Salaries and employee benefits contributed $1.0 million to the increase in noninterest expense due to salary increases and more commissions paid on increased mortgage production during the 2024 period.

Total other noninterest expense increased $111,000 for the nine months ended September 30, 2024, compared to the same period in 2023. The table below reflects the composition of other noninterest expense for the referenced periods.

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Office supplies and printing	$56	$67
Franchise and other taxes	89	91
Employee education	107	110
Shareholder relations expense	144	132
Telephone and data lines	154	147
Postage	178	169
Director fees and expense	210	246
Dues and subscriptions	265	220
Other	666	576
Total	$1,869	$1,758

Income Tax Expense

The Company had income tax expense of $2.2 million for the nine months ended September 30, 2024 at an effective tax rate of 22.1% compared to income tax expense of $1.6 million with an effective tax rate of 20.3% in the comparable 2023 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the nine months ended September 30, 2024, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to greater projected interest expense for 2024 compared to 2023 and an adjustment in the TEFRA calculation to differentiate between bank qualified and non-bank qualified bonds.

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

At September 30, 2024, the level of our individually assessed loans, which includes all loans in nonaccrual status with total relationship exposure of more than $100,000 of collateral dependency, was $285,000. The allowance for credit losses related to individually evaluated loans was $187,000 at September 30, 2024.

The allowance, expressed as a percentage of gross loans held for investment, decreased five basis points from 0.94% at December 31, 2023 to 0.89% at September 30, 2024. The primary driver of the reduction in allowance was the decline in the 10-Year T-Bill forecast which is utilized in the regression model for our probability of default forecast. The ratio of nonaccrual loans to total loans decreased from 0.19% at December 31, 2023 to 0.09% at September 30, 2024, and was related to the $543,000 decrease in nonaccrual loans. Four loans totaling $449,000 were paid off and one loan totaling $16,000 was removed from nonaccrual during the first nine months of 2024, offset by four loans totaling $204,000 that were converted to nonaccrual. Principal payments in the amount of $282,000 were received during the same period.

Other real estate owned was $141,000 at September 30, 2024 and December 31, 2023.

As of September 30, 2024, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at September 30, 2024 and December 31, 2023:

Nonperforming Assets

(dollars in thousands)

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	558	1,101
Other real estate owned	141	141
Total nonperforming assets	$699	$1,242
Allowance for credit losses on loans	$5,736	$5,561
Nonaccrual loans to total loans	0.09%	0.19%
Allowance for credit losses on loans to total loans	0.89%	0.94%
Allowance for credit losses on loans to nonaccrual loans	1,028.91%	504.90%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 42.2% of total deposits at September 30,

2024 and 36.5% of total deposits at December 31, 2023. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At September 30, 2024, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the FHLB, with available credit of $136.3 million; and access to borrowings from the FRB discount window, with available credit of $29.0 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of September 30, 2024, $3.0 million remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Interest-earning cash and cash equivalents	115,783	56,027
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	17.9%	9.5%
Total earning assets	10.3%	5.5%
Total deposits	10.7%	5.7%

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

As of September 30, 2024, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2024, the Company had $29.1 million, net of unamortized debt issuance costs, in subordinated debt outstanding, of which $27.2 million qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2024, with the exception of mortgage banking derivatives. See Note 12 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since our 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2024.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2024. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2024.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
July 1, 2024 Through July 31, 2024	43,297	$7.97	—	$—
August 1, 2024 Through August 31, 2024	16,444	$7.80	—	$—
September 1, 2024 Through September 30, 2024	44,513	$7.92	—	$—
Total	104,254	$7.92	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 5, 2024	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 5, 2024	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer