Form 10-K
period 2024-12-31
UWHARRIE CAPITAL CORP
filed 2025-03-06
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $52,463,888.00.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,077,941 shares of common stock outstanding as of March 3, 2025.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which the Registrant plans to file with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

At December 31, 2024, the Company and related subsidiaries had 173 full-time and 20 part-time employees.

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

Available Information

The Company makes its periodic and current reports available, free of charge, on or through its website, www.uwharrie.com, as soon as practicable after such material is electronically filed with, or furnished to, the SEC. In addition, the public may read and copy any materials filed with the SEC free of charge at the SEC’s website, www.sec.gov, that contains reports, proxy information statements and other information regarding issuers that file electronically.

Except as otherwise expressly stated, the information contained on our website or available by hyperlink from our website is not part of this report and is not incorporated by reference into this report or any other documents we file with, or furnish to, the SEC.

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

At December 31, 2024 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.97% and 13.22%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2024 was 7.09%, compared to 6.93% at December 31, 2023. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2024, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The Bank’s insurance assessments during 2024 and 2023 were $543,000 and $424,000, respectively.

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

Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. The Bank received a “Satisfactory” rating in its last CRA examination, which was conducted as of March 31, 2024.

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

Privacy and Data Security

We are subject to complex and evolving laws and regulations governing the privacy and security of personal information associated with consumers, prospective, current and former customers, employees and contractors, and other individuals. For example, financial institutions are required by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”) to disclose certain information to consumers regarding their privacy and security practices with respect to personal information. The GLBA imposes additional requirements, including restrictions on when and to which entities financial institutions may disclose personal information and how personal information can be used, as well as data security requirements. Another example of a federal privacy law with which we must comply is the Fair Credit Reporting Act, which imposes requirements on our use of consumer reports.

In addition to federal privacy and data security laws and regulations, numerous state laws and regulations govern the privacy and security of personal information, and state legislatures have been actively considering and enacting new legislation. For example, some states have enacted financial privacy laws and regulations that are similar to the GLBA’s privacy requirements. Many states have enacted comprehensive privacy laws, such as the California Consumer Privacy Act. To the extent applicable, these laws and regulations may impose additional and/or different requirements than federal law, may present implementation challenges, could be an enforcement priority for the state regulators, and could generate increased lawsuits by consumers and other individuals.

We are also subject to laws and regulations governing how we respond to data breaches, cybersecurity incidents, and similar matters. At the federal level, the Interagency Guidance on Response Programs for Unauthorized Access to Customer Information and Customer Notice addresses financial institutions’ notification of customers and regulations when unauthorized access to sensitive customer information occurs.

The U.S. federal bank regulatory agencies have also established computer-security incident notification requirements for banking organizations and bank service providers. A bank holding company, such as the Company, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred. A notification incident may include a major computer-system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption.

SEC rules also require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy, and governance. See Item 1C. Cybersecurity for additional information.

In addition to our obligation to address federal standards related to data breaches, cybersecurity incidents, and similar matters, all fifty states have enacted breach notification laws. State breach notification laws often present additional or different notification requirements than those arising under federal law. Evaluating and addressing our obligations under these laws adds complexity to our incident response process, and the nature of these laws may present compliance challenges.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $750,000 at December 31, 2024. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2024, our C&D concentration as a percentage of risk-based capital totaled 70.1% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 189.2%.

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

In Cabarrus County, the Bank owns a full-service branch office located at 25 Palaside Drive, N.E., Concord, North Carolina and leases its branch office at 1490 South Main Street, Mt. Pleasant, North Carolina. In 2023, the Bank purchased 8320 W. Franklin Street, Mt. Pleasant, North Carolina. We intend to use this property as a branch location when leasing of the current Mt. Pleasant branch office is discontinued. The Bank owns an office at 700 North Church Street in Concord, North Carolina where it previously provided banking services, which currently serves as a loan production office.

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

Item 3. Legal Proceedings.

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2024 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

It is the philosophy of Uwharrie Capital Corp to promote a strong base of local shareholders. While bid and ask prices for the Company’s common stock are quoted on the OTCQX ® Best Market under the symbol UWHR, trading is limited and sporadic with most trades taking place in privately negotiated transactions. Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Management makes every reasonable effort to match willing buyers with willing sellers as they become known for the purpose of private negotiations for the purchase and sale of the Company’s common stock. The Company has an independent valuation of its common stock performed on an annual basis and makes this valuation available to interested shareholders in order to promote fairness and market efficiency in privately negotiated transactions.

Holders

On February 19, 2025 there were approximately 2,398 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2024 or 2023. The timing and amount of cash dividends paid, if any, depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2024.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2024 Through October 31, 2024	178	$7.95	—	$—
November 1, 2024 Through November 30, 2024	17,148	$8.42	—	$—
December 1, 2024 Through December 31, 2024	7,037	$8.40	—	$—
Total	24,363	$8.41	—	$—

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion and analysis of the Company’s operating results and financial condition are presented in the following narrative and financial tables. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements and notes thereto appearing on pages 31 through 70 of this Annual Report. References to changes in assets and liabilities represent end-of-period balances unless otherwise noted. Statements contained in this Annual Report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary because of market and other factors. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents periodically filed by the Company with the SEC. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” “potential,” and similar words. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: increases in our past due loans and provision for credit losses that may result from local and/or broader economic effects, including the impacts of inflation and constraints on the availability of credit that may impact our borrowers; declines in general economic conditions, including increased stress in the financial markets; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Financial Condition at December 31, 2024 and December 31, 2023

The Company’s total assets increased $56.2 million from $1.07 billion at December 31, 2023 to $1.13 billion at December 31, 2024. Cash and cash equivalents decreased $11.2 million during the same period as the Company utilized the cash and cash equivalents to fund growth of 12.6% in the loans held for its investment portfolio.

Investment securities consist of securities available for sale and securities held to maturity. Total investment securities decreased $5.5 million, or 1.5%, from $365.3 million at December 31, 2023 to $359.7 million at December 31, 2024. At December 31, 2024, the Company had net unrealized losses on securities available for sale of $32.1 million, compared to net unrealized losses of $32.6 million at December 31, 2023. The allowance for credit losses on securities held to maturity was $56,000 at December 31, 2023. During 2024, a provision of $12,000 was recorded against the allowance for credit losses on securities held to maturity bringing the balance to $68,000, with an amortized cost basis of $26.7 million, at December 31, 2024.

During 2024, the unrealized gain on equity securities increased by $32,000, resulting in a fair value of $334,000 at December 31, 2024, compared to a fair value of $302,000 at December 31, 2023.

Loans held for sale decreased $134,000 from December 31, 2023 to $4.6 million at December 31, 2024. Loans held for investment increased $74.3 million, or 12.6%, from $592.1 million at December 31, 2023 to $666.4 million at December 31, 2024. The Company experienced net growth in all loan sectors with the exception of loans categorized as “Consumer”.

The allowance for credit losses was $5.6 million at December 31, 2023, which represented 0.94% of the total loans held for investment. At December 31, 2024, the allowance for credit losses on loans was $5.8 million, or 0.87% of total loans held for investment. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company's consolidated assets are primarily related to premises and equipment, which decreased $610,000 from $15.1 million as of December 31, 2023 to $14.5 million at December 31, 2024, as a result of depreciation and right of use asset amortization exceeding additions of new assets. Additionally, the value of loan servicing rights decreased $384,000 from $4.3 million as of December 31, 2023 to $3.9 million at December 31, 2024, as amortization during 2024 surpassed additions of new servicing rights.

Customer deposits, our primary funding source, experienced a $48.5 million increase during the year, increasing from $981.7 million to $1.03 billion at December 31, 2024, a 4.9% increase. Organic deposit growth, combined with promotional time deposit offerings, contributed to the increase in total deposits. During 2024, demand noninterest-bearing checking accounts increased $2.4 million, and time deposits increased $76.6 million as customers took advantage of higher rates offered on promotional time deposit products. Interest checking and money market accounts decreased $22.2 million and savings deposits decreased $8.2 million during the twelve-month period ended December 31, 2024. The decrease in interest checking, money market and savings accounts is primarily related to the movement of funds into the Company’s higher yielding time deposits.

During 2024, the Company’s net borrowings increased by $92,000. Borrowings consist of both short-term and long-term borrowed funds. The Company has access to both short-term and long-term advances from the Federal Home Loan Bank. At December 31, 2024 and 2023, there were no outstanding Federal Home Loan Bank advances. Short-term borrowings consisted of $1.4 million in master notes, and long-term borrowings consisted solely of junior subordinated debt securities totaling $29.2 million, net of unamortized debt issuance costs of $231,000, at December 31, 2024.

Other changes in the Company’s liabilities are related to a decrease of $348,000 in other liabilities from December 31, 2023 to December 31, 2024 resulting primarily from a reduction in the reserve for federal income tax payable.

At December 31, 2024, total shareholders’ equity was $57.7 million, an increase of $8.2 million from December 31, 2023. Net income for the year ended December 31, 2024 was $9.9 million. Improvement in the unrealized loss position on our available for sale securities portfolio contributed $373,000 to the increase in shareholders' equity during the same period. During the twelve-month period ended December 31, 2024, the Company repurchased 184,478 shares of common stock at a total cost of $1.5 million, and the Company paid $566,000 in dividends attributable to noncontrolling interest. See Note 1 (Significant Accounting Policies) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest. At December 31, 2024, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2024 and 2023

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $9.9 million for the twelve months ended December 31, 2024, compared to $8.6 million for the twelve months ended December 31, 2023, an increase of $1.3 million. Net income available to common shareholders was $9.3 million, or $1.30 per common share, for the year ended December 31, 2024, compared to net income available to common shareholders of $8.0 million, or $1.09 per common share, for the same period in 2023. Net income available to common shareholders is net income less any dividends paid on the aforementioned noncontrolling interest.

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

Net interest income increased $3.2 million to a total of $35.9 million for the twelve months ended December 31, 2024 from the $32.7 million reported for the comparative period in 2023. The average yield on our interest-earning assets increased 50 basis points to 5.15%, while the average rate paid for interest-bearing liabilities increased 62 basis points to 2.43%. These changes resulted in a net decrease of 11 basis points in our interest rate spread, from 2.84% in 2023 to 2.73% in 2024. Our net interest margin for 2024 was 3.40%, compared to 3.34% in 2023. As a part of the loan agreements, a portion of the Company’s loan portfolio has interest rate floors and caps. The interest rate floor feature allows the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. Financial Table 1 presents a detailed analysis of the components of the Company’s net interest income, while Financial Table 2 summarizes the effects on net interest income from changes in interest rates and in the dollar volume of the components of interest-earning assets and interest-bearing liabilities. Financial Table 1 and Table 2, as well other Financial Tables referenced here appear at the end of this discussion and analysis.

Provision for Credit Losses

The net provision for credit losses was $528,000 for the twelve months ended December 31, 2024, compared to a net provision of $1.5 million for the same period in 2023. There were net loan charge-offs of $270,000 for the twelve months ended December 31, 2024, as compared to net loan charge-offs of $631,000 during the same period of 2023. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is a key strategic initiative to our long-term success. Noninterest income increased 2.8%, from $9.5 million in 2023, to $9.7 million in 2024, an increase of $268,000. This improvement is primarily related to positive market value adjustments on supplemental executive retirement plans totaling $428,000 and an increase of $360,000 in other service fees and commissions. These increases were offset by a decrease in income from mortgage banking of $378,000.

Noninterest Expense

Noninterest expense for the year ended December 31, 2024 was $32.4 million compared to $29.9 million for 2023, an increase of $2.5 million. Salaries and employee benefits, the largest component of noninterest expense, increased $1.5 million from $19.3 million for the period ending December 31, 2023 to $20.8 million for 2024 due to salary increases and more commissions paid on increased mortgage production during the 2024 period. Additionally, positive market value adjustments on supplemental executive retirement plans contributed $428,000 to the increase in noninterest expense. Financial Table 5 reflects the additional breakdown of other noninterest expense.

Income Tax Expense

The Company had income tax expense of $2.9 million for 2024 at an effective tax rate of 22.35% compared to income tax expense of $2.2 million in 2023 with an effective tax rate of 20.14%. The year-over-year increase in the effective tax rate is due, in part, to a $63,000 charge to income tax expense as a result of revaluing the North Carolina deferred tax asset for unrealized losses on the available for sale securities portfolio. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance.

Results of Operations for the Years Ended December 31, 2023 and 2022

Results of operations for the years ended December 31, 2023 and 2022 can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 6, 2024.

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

At December 31, 2024, there were no individually evaluated loans, which includes all collateral dependent loans in nonaccrual status with total relationship exposure greater than or equal to $100,000. As such, there was no allowance for credit losses related to individually evaluated loans at December 31, 2024.

The allowance, expressed as a percentage of gross loans held for investment, decreased seven basis points from 0.94% at December 31, 2023 to 0.87% at December 31, 2024. The ratio of nonaccrual loans to total loans decreased from 0.19% at December 31, 2023 to 0.03% at December 31, 2024, and was related to the $909,000 decrease in nonaccrual loans. Six loans totaling $847,000 were converted to nonaccrual during 2024. These additions were offset by paydowns of $23,000, six loans totaling $1.4 million that were paid off, three loans that were charged off for $309,000, and one loan of $16,000 that was removed from nonaccrual status.

Other real estate owned decreased to $0 at December 31, 2024 compared to $141,000 at December 31, 2023 as there was one loan foreclosed on during the first quarter of 2023 that was written off during the fourth quarter of 2024.

As of December 31, 2024, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets as of December 31, 2024 and 2023:

Nonperforming Assets
(dollars in thousands)
	At December 31,
	2024	2023
Nonperforming Assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	192	1,101
Other real estate owned	—	141
Total nonperforming assets	$192	$1,242
Allowance for credit losses on loans	$5,824	$5,561
Nonaccrual loans to total loans	0.03%	0.19%
Allowance for credit losses on loans to total loans	0.87%	0.94%
Allowance for credit losses on loans to nonaccrual loans	3033.33%	505.09%

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

The phase-in period for the rules became effective for the Company and its subsidiary bank on January 1, 2015, with full compliance of all the rules’ requirements phased in over a multi-year schedule, becoming fully phased-in on January 1, 2019. Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from Basel III. As of December 31, 2024, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital adequacy rules.

In 2013, the Company’s subsidiary bank issued a total of $10.7 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B and Series C. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at a rate of 5.30%. The offering raised $10.7 million less issuance costs of $136,000. The preferred stock has no voting rights.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which $9.6 million was outstanding at December 31, 2024. These securities have a final maturity date of September 30, 2029 and became redeemable by the Company on September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify as and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. At December 31, 2024, $7.7 million of the subordinated debt issued in 2019 qualifies as Tier 2 capital.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2024, $11.8 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company's option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”) plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company's option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

Proceeds of the Company’s aforementioned securities that have been invested in its subsidiary bank qualify for Tier 1 capital treatment for the Bank and are included as such in its year end capital ratios.

The Company expects to continue to exceed required minimum capital ratios without altering current operations or strategy. Note 14 (Shareholders’ Equity and Regulatory Matters) to the Notes to Consolidated Financial Statements presents additional information regarding the Company’s and its subsidiary bank’s capital ratios.

Dividends

The Board of Directors of Uwharrie Capital Corp declared a 2.0% stock dividend in 2024 and 2023 and a 2.5% stock dividend in 2022. All references in this Annual Report to net income per share and weighted average common and common equivalent shares outstanding reflect the effects of these stock dividends.

Liquidity

The objective of the Company’s liquidity management policy is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on any opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature and to fund new loans and investments as opportunities arise. Liquidity is managed primarily by the selection of asset mix and the maturity mix of liabilities. The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Maturities and the marketability of securities provide a source of liquidity to meet deposit fluctuations. Maturities of the securities portfolio are presented in Financial Table 3. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 38.8% and 36.5% of total deposits at December 31, 2024 and 2023, respectively.

The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At December 31, 2024, these sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $169.3 million; and access to borrowings from the Federal Reserve Bank discount window, with available credit of $28.3 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of December 31, 2024, $3.0 million remains available for use on the line of credit.

The following table summarizes the Company's interest-earning cash and cash equivalents as of the periods indicated.

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Interest-earning cash and cash equivalents	42,554	56,027
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	6.4%	9.5%
Total earning assets	4.0%	5.5%
Total deposits	4.1%	5.7%

At December 31, 2024, short-term borrowings totaled $1.4 million. Long-term debt at that date consisted solely of $29.2 million of junior subordinated debt, net of issuance costs. Other contractual obligations of the Company exist in the form of operating leases and deposits. Obligations for operating leases and deposits totaled $1.2 million and $1.0 billion, respectively, at December 31, 2024. Note 7 (Leases) and Note 8 (Deposits) to the Notes to Consolidated Financial Statements provide additional information, including maturities, regarding these obligations.

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

The Company models immediate rising and declining rate shocks of up to 4% (in 1% intervals) on its subsidiary bank, using a static balance sheet for a two-year horizon, as preferred by regulators. The most recent consolidated 2% rate shock projections for a one-year horizon, indicates a negative impact of (0.43%) on Margin in a rates-down scenario and a negative impact of (3.40%) on Margin in a rates-up scenario. Based on the most recent twelve-month forecast, the subsidiary bank is liability-sensitive and may experience some negative impact to earnings should interest rates increase. The Bank has the potential to benefit from a declining interest rate environment, but current market deposit pricing and embedded options in the balance sheet may limit the potential benefit.

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

Financial Table 1

Average Balances and Net Interest Income Analysis

	2024			2023			2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income	Yield
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Interest-earning assets
Taxable securities	$308,335	$11,866	3.85%	$297,662	$10,743	3.61%	$285,020	$5,984	2.10%
Non-taxable securities (1)	57,719	1,234	2.74%	60,041	1,324	2.76%	67,952	1,524	2.71%
Short-term investments	69,986	3,231	4.62%	89,839	4,131	4.60%	125,766	2,401	1.91%
Equity Securities	331	20	6.04%	305	20	6.56%	355	20	5.63%
Taxable loans (2)	617,726	37,838	6.13%	531,211	29,159	5.49%	460,471	21,382	4.64%
Non-taxable loans (1)	16,970	534	4.03%	13,964	342	3.07%	11,147	251	2.72%
Total interest-earning assets	1,071,067	54,723	5.15%	993,022	45,719	4.65%	950,711	31,562	3.37%
Non-earning assets
Cash and due from banks	7,307			7,418			5,040
Premises and equipment, net	14,790			14,967			15,379
Interest receivable and other	30,418			32,323			30,406
Total non-earning assets	52,515			54,708			50,825
Total assets	$1,123,582			$1,047,730			$1,001,536
Interest-bearing liabilities
Savings deposits	$96,778	$550	0.57%	$100,945	$434	0.43%	$107,908	$119	0.11%
Interest checking & MMDA	405,444	6,724	1.66%	440,087	6,124	1.39%	458,869	1,892	0.41%
Time deposits	238,576	9,977	4.18%	147,218	5,088	3.46%	70,511	452	0.64%
Total deposits	740,798	17,251	2.33%	688,250	11,646	1.69%	637,288	2,463	0.39%
Short-term borrowed funds	4,618	220	4.76%	1,077	46	4.27%	1,110	10	0.90%
Long-term debt	29,205	1,327	4.54%	29,216	1,331	4.56%	29,560	1,349	4.56%
Total interest-bearing liabilities	774,621	18,798	2.43%	718,543	13,023	1.81%	667,958	3,822	0.57%
Noninterest liabilities
Transaction deposits	284,384			276,960			278,865
Interest payable and other	11,503			11,902			11,197
Total liabilities	1,070,508			1,007,405			958,020
Shareholders’ equity	53,074			40,325			43,516
Total liabilities and shareholders' equity	$1,123,582			$1,047,730			$1,001,536
Interest rate spread			2.73%			2.84%			2.80%
Net interest income and net interest margin		$35,925	3.40%		$32,696	3.34%		$27,740	2.97%

(1) Yields related to securities and loans exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2024, 2023 and 2022.

(2) Nonaccrual loans are included in loans, net of unearned income.

Financial Table 2

Volume and Rate Variance Analysis

	2024 Versus 2023			2023 Versus 2022
			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets
Taxable securities	$398	$725	$1,123	$361	$4,398	$4,759
Non-taxable securities	(50)	(40)	(90)	(176)	(24)	(200)
Short-term investments	(915)	15	(900)	(1,169)	2,899	1,730
Equity securities	2	(2)	—	(3)	3	—
Taxable loans	5,024	3,655	8,679	3,584	4,193	7,777
Non-taxable loans	84	108	192	66	25	91
Total interest-earning assets	4,543	4,461	9,004	2,663	11,494	14,157
Interest-bearing liabilities
Savings deposits	(21)	137	116	(19)	334	315
Transaction and MMDA deposits	(528)	1,128	600	(169)	4,401	4,232
Other time deposits	3,489	1,400	4,889	1,571	3,065	4,636
Short-term borrowed funds	160	14	174	(1)	37	36
Long-term debt	(1)	(3)	(4)	(16)	(2)	(18)
Total interest-bearing liabilities	3,099	2,676	5,775	1,366	7,835	9,201
Net interest income	$1,444	$1,785	$3,229	$1,297	$3,659	$4,956

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

Financial Table 3

Weighted Average Yield on Investment Securities

	December 31, 2024	December 31, 2023
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities available for sale
U.S. Treasury
Due within twelve months	2.02%	4.03%
Due after one but within five years	1.24%	1.58%
Due after five but within ten years	—	1.21%
	1.41%	2.45%
U.S. Government agencies
Due after one but within five years	3.53%	3.71%
Due after five but within ten years	5.34%	4.75%
Due after ten years	5.21%	5.81%
	4.98%	5.44%
Mortgage-backed securities
Due within twelve months	6.94%	8.44%
Due after one but within five years	1.79%	1.73%
Due after five but within ten years	2.04%	2.34%
Due after ten years	3.77%	2.96%
	3.30%	2.81%
Asset-backed securities
Due after ten years	6.29%	6.69%
	6.29%	6.69%
State and political
Due within twelve months	5.62%	5.64%
Due after one but within five years	3.27%	5.70%
Due after five but within ten years	2.04%	2.65%
Due after ten years	2.25%	2.21%
	2.23%	2.28%
Corporate Bonds
Due within twelve months	5.71%	—
Due after one but within five years	2.53%	3.48%
Due after five but within ten years	—	4.00%
	3.59%	3.65%
Total Securities available for sale
Due within twelve months	3.18%	4.72%
Due after one but within five years	1.84%	1.95%
Due after five but within ten years	2.53%	2.57%
Due after ten years	3.77%	3.58%
	3.24%	3.28%

(1) Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2024 and 2023.

Financial Table 3

Weighted Average Yield on Investment Securities (Continued)

	December 31, 2024	December 31, 2023
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities held to maturity
U.S. Government agencies
Due within twelve months	—	2.94%
	—	2.94%
State and political
Due within twelve months	—	2.99%
Due after five but within ten years	2.68%	2.60%
Due after ten years	3.35%	3.46%
	3.20%	3.20%
Corporate Bonds
Due after one but within five years	8.65%	—
Due after five but within ten years	4.34%	4.57%
	5.20%	4.57%
Total Securities held to maturity
Due within twelve months	—	2.98%
Due after one but within five years	8.65%	—
Due after five but within ten years	4.04%	4.17%
Due after ten years	3.35%	3.46%
	4.32%	3.92%

(1) Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2024 and 2023.

Financial Table 4

Noninterest Income

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Income from mortgage banking	$2,781	$3,159	$3,409
Asset management fees	2,329	1,980	1,940
Interchange and card transaction fees, net	1,193	1,252	1,232
Service charges on deposit accounts	1,091	1,056	1,041
Other banking fees	1,035	982	815
Brokerage commissions	439	481	483
Other gains (losses) from sale of assets	(11)	204	165
Investment securities gains (losses)	(148)	(42)	(91)
Supplemental executive retirement plan gain (loss)	338	(90)	(244)
Other noninterest income	689	486	1,383
Total noninterest income	$9,736	$9,468	$10,133

Financial Table 5

Other Noninterest Expense

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Director fees and expense	$278	$329	$339
Dues and subscriptions	356	285	282
Postage	242	227	218
Shareholder relations expense	184	213	154
Telephone and data lines	196	198	208
Insurance	149	151	120
Employee education	157	141	134
Franchise and other taxes	134	120	152
Armored transport service	126	109	84
Office supplies and printing	75	94	94
Other	778	562	595
Total other noninterest expense	$2,675	$2,429	$2,380

Financial Table 6

Loan Portfolio Composition

	At December 31,
	2024		2023
		% of Total		% of Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Loan type:
Commercial	$104,872	15.76%	$102,366	17.31%
Real estate - commercial	245,569	36.90%	213,397	36.10%
Real estate - construction	78,729	11.83%	53,353	9.02%
Real estate - residential	218,954	32.90%	204,296	34.56%
Consumer	11,020	1.66%	11,581	1.96%
Other	6,408	0.96%	6,214	1.05%
Total loans	665,552	100.00%	591,207	100.00%
Less:
Allowance for credit losses	(5,824)		(5,561)
Unearned net loan costs	825		864
Net loans	$660,553		$586,510

Financial Table 7

Selected Loan Maturities

	December 31, 2024
			Five to
	One Year	One to	Fifteen	Over Fifteen
(dollars in thousands)	or Less	Five Years	Years	Years	Total
Commercial and agricultural	$28,183	$22,011	$21,606	$33,072	$104,872
Real estate - construction	24,834	12,596	11,226	30,073	78,729
Total selected loans	$53,017	$34,607	$32,832	$63,145	$183,601
Fixed rate loans	$8,961	$29,782	$49,532	$64,461	$152,736
Sensitivity to rate changes:
Variable interest rates	$55,353	$27,733	$148,200	$282,355	$513,641

Financial Table 8

Allocation of Charge-Offs and Recoveries

	At December 31,
	2024			2023
(dollars in thousands)	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans
Commercial	$187	$103,871	0.18%	$582	$89,305	0.65%
Real estate - commercial	—	231,577	—	—	201,219	—
Other real estate construction	—	43,566	—	42	39,022	0.11%
Real estate 1-4 family construction	—	19,537	—	—	9,666	—
Real estate - residential	(2)	149,600	(0.001)%	(2)	125,767	(0.002)%
Home equity	—	64,179	—	(32)	59,209	(0.05)%
Consumer loans	85	11,410	0.74%	41	10,676	0.38%
Other loans	—	6,134	—	—	6,401	—
Total	$270	$629,874	0.043%	$631	$541,266	0.117%
Financial Table 9

Allocation of the Allowance for Credit Losses

	At December 31,
	2024		2023
		% of Total		% of Total
(dollars in thousands)	Amount	Loans (1)	Amount	Loans (1)
Commercial	$1,528	26.24%	$1,493	17.31%
Real estate - commercial	2,266	38.91%	2,057	36.10%
Other real estate construction	412	7.07%	389	6.91%
Real estate 1-4 family construction	56	0.96%	31	2.11%
Real estate - residential	781	13.41%	796	24.31%
Home equity	588	10.10%	582	10.25%
Consumer loan	175	3.00%	204	1.96%
Other loans	18	0.31%	9	1.05%
Total loans	$5,824	100.00%	$5,561	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Financial Table 10

Maturities of Time Deposits

	December 31, 2024
	3 Months	Over 3 Months	Over 1 Year	Over
	or Less	to 1 Year	to 3 Years	3 Years	Total
	(dollars in thousands)
U.S. time deposits in amounts in excess of the FDIC insurance limit	$68,225	$53,481	$10,879	$—	$132,585
Other time deposits	62,493	68,614	5,289	867	137,263
	$130,718	$122,095	$16,168	$867	$269,848

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Item not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm0F

Shareholders and the Board of Directors

Uwharrie Capital Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uwharrie Capital Corp and Subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses (“ACL”) was $5.8 million on December 31, 2024. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company evaluates credit risk in the Consumer segment based on consumer credit scores and collateral and the Commercial segment based upon loan risk grade and collateral. The ACL for each loan segment is calculated using a non-discounted cash flow methodology. The non-discounted cash flow methodology incorporates macroeconomic forecasts to project expected losses. Significant macroeconomic factors used in estimating the expected losses include the national unemployment rate and the 10-Year T-Bill. A third-party forecast is utilized to project defaults for two years followed by a one-year reversion period to the historical long run average economic forecast for the remainder of the portfolio life.

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

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 1996.

Asheville, North Carolina

March 6, 2025

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
	(dollars in thousands)
ASSETS
Cash and due from banks	$9,713	$7,407
Interest-earning deposits with banks	42,554	56,027
Cash and cash equivalents	52,267	63,434
Securities available for sale, at fair value (amortized cost $365,088 and $369,301, respectively)	332,986	336,714
Securities held to maturity, at amortized cost (fair value $24,561 and $25,736, respectively)	26,813	28,600
Less allowance for credit losses on securities held to maturity	(68)	(56)
Net securities held to maturity	26,745	28,544
Equity securities, at fair value	334	302
Loans held for sale	4,561	4,695
Loans held for investment	666,377	592,071
Less allowance for credit losses on loans	(5,824)	(5,561)
Net loans held for investment	660,553	586,510
Premises and equipment, net	14,479	15,089
Interest receivable	4,355	4,393
Prepaid expenses	1,359	1,421
Restricted stock	1,709	1,672
Bank owned life insurance	7,938	7,793
Deferred income tax benefit	8,983	8,910
Loan servicing assets	3,903	4,287
Mortgage banking derivatives	795	852
Other assets	7,841	7,975
Total assets	$1,128,808	$1,072,591
LIABILITIES
Deposits:
Demand noninterest-bearing	$272,355	$269,998
Interest checking and money market accounts	395,079	417,318
Savings deposits	92,954	101,193
Time deposits, $250,000 and over	133,335	78,046
Other time deposits	136,513	115,158
Total deposits	1,030,236	981,713
Short-term borrowed funds	1,414	1,379
Long-term debt	29,161	29,104
Mortgage banking derivatives	—	288
Other liabilities	10,318	10,666
Total liabilities	1,071,129	1,023,150
Off balance sheet items, commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,077,941 and 7,124,438, at December 31, 2024 and 2023, respectively	8,847	8,905
Additional paid-in capital	12,553	12,876
Undivided profits	50,351	42,105
Accumulated other comprehensive loss	(24,727)	(25,100)
Total Uwharrie Capital Corp shareholders’ equity	47,024	38,786
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	57,679	49,441
Total liabilities and shareholders’ equity	$1,128,808	$1,072,591

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(dollars in thousands, except share and per share data)
Interest Income
Loans, including fees	$38,372	$29,501	$21,633
Investment securities:
Investment securities, taxable	11,866	10,743	5,984
Investment securities, non-taxable	1,234	1,324	1,524
Equity securities	20	20	20
Interest-earning deposits with banks and federal funds sold	3,231	4,131	2,401
Total interest income	54,723	45,719	31,562
Interest Expense
Interest checking and money market accounts	6,723	6,124	1,892
Savings deposits	550	434	119
Time deposits, $250,000 and over	4,893	2,333	253
Other time deposits	5,085	2,755	199
Short-term borrowed funds	220	46	10
Long-term debt	1,327	1,331	1,349
Total interest expense	18,798	13,023	3,822
Net interest income	35,925	32,696	27,740
Provision for (recovery of) credit losses
Loans	533	1,495	(1,759)
Securities held to maturity	12	(15)	—
Unfunded loan commitments	(17)	34	—
Total provision for (recovery of) credit losses	528	1,514	(1,759)
Net interest income after provision for (recovery of) credit losses	35,397	31,182	29,499
Noninterest Income
Service charges on deposit accounts	1,091	1,056	1,041
Other service fees and commissions	3,803	3,443	3,238
Interchange and card transaction fees, net	1,193	1,252	1,232
Loss on sale/call of securities	(148)	(42)	(91)
Realized/unrealized gain (loss) on equity securities	32	10	(100)
Income from mortgage banking	2,781	3,159	3,409
Income from bank owned life insurance	146	140	1,134
Supplemental executive retirement plan gain (loss)	338	(90)	(244)
Other income	500	540	514
Total noninterest income	9,736	9,468	10,133
Noninterest Expense
Salaries and employee benefits	20,806	19,306	19,655
Net occupancy expense	1,793	1,783	1,681
Equipment expense	849	788	764
Data processing costs	851	733	816
Loan costs	146	390	443
Professional fees and services	1,079	964	868
Marketing and donations	1,499	1,298	1,307
Electronic banking expense	426	563	477
Software amortization and maintenance	1,349	1,247	1,236
FDIC insurance	563	475	295
Supplemental executive retirement plan gain (loss)	338	(90)	(244)
Other noninterest expense	2,675	2,429	2,380
Total noninterest expense	32,374	29,886	29,678
Income before income taxes	12,759	10,764	9,954
Income taxes	2,851	2,168	1,705
Net income	$9,908	$8,596	$8,249
Consolidated net income	$9,908	$8,596	$8,249
Less: Net income attributable to noncontrolling interest	(566)	(565)	(565)
Net income attributable to Uwharrie Capital Corp and common shareholders	9,342	8,031	7,684
Net income per common share
Basic	$1.30	$1.09	$1.04
Diluted	$1.30	$1.09	$1.04
Weighted average common shares outstanding
Basic	7,188,026	7,341,446	7,391,787
Diluted	7,188,026	7,341,446	7,391,787

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(dollars in thousands)
Net Income	$9,908	$8,596	$8,249
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	485	8,624	(39,850)
Related tax effect	(112)	(1,993)	9,161
Reclassification of loss recognized in net income	—	42	91
Related tax effect	—	(8)	(16)
Total other comprehensive income (loss)	373	6,665	(30,614)
Comprehensive income (loss)	10,281	15,261	(22,365)
Less: Comprehensive income attributable to noncontrolling interest	(566)	(565)	(565)
Comprehensive income (loss) attributable to Uwharrie Capital Corp	$9,715	$14,696	$(22,930)

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2024, 2023 and 2022

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2021	6,959,556	$8,700	$12,032	$30,551	$(1,151)	$10,655	$60,787
Net Income	—	—	—	7,684	—	565	8,249
Repurchase of common stock	(55,982)	(70)	(381)	—	—	—	(451)
2.5% stock dividend	171,551	214	982	(1,196)	—	—	—
Cash paid – fractional shares	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	(30,614)	—	(30,614)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(416)	(416)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2022	7,075,125	$8,844	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	$—	$—	$(1,915)	$0	$—	(1,915)
Net Income	—	—	—	8,031	—	565	8,596
Repurchase of common stock	(90,017)	(113)	(615)	—	—	—	(728)
2.0% stock dividend	139,330	174	858	(1,032)	—	—	—
Cash paid – fractional shares	—	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	—	6,665	—	6,665
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(416)	(416)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2023	7,124,438	$8,905	$12,876	$42,105	$(25,100)	$10,655	$49,441
Net Income	—	—	—	9,342	—	566	9,908
Repurchase of common stock	(184,478)	(231)	(1,236)	—	—	—	(1,467)
2.0% stock dividend	137,981	173	913	(1,086)	—	—	—
Cash paid – fractional shares	—	—	—	(10)	—	—	(10)
Other comprehensive income	—	—	—	—	373	—	373
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(417)	(417)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2024	7,077,941	$8,847	$12,553	$50,351	$(24,727)	$10,655	$57,679

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(dollars in thousands)
Cash flows from operating activities
Net income	$9,908	$8,596	$8,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,105	1,110	1,135
Right of use asset amortization	386	377	356
Provision for (recovery of) credit losses	528	1,514	(1,759)
Loss on sale of securities available for sale	—	42	91
Loss on call of securities held to maturity	148	—	—
Gain on sale of mortgage loans	(1,000)	(1,103)	(3,030)
(Gain) loss on sale of premises and equipment	11	(167)	(143)
OREO write-down	141	—	—
Realized/unrealized (gain) loss on equity securities	(32)	(10)	100
Net amortization of premium on investment securities available for sale	1,702	1,939	2,583
Net amortization of premium on investment securities held to maturity	126	143	148
Amortization of loan servicing rights	1,213	1,228	1,343
Originations and purchases of mortgage loans for sale	(109,352)	(84,694)	(114,762)
Proceeds from sale of mortgage loans for sale	110,486	83,876	136,702
Mortgage banking derivatives	(231)	(739)	1,394
Loan servicing assets	(829)	(584)	(1,196)
Accrued interest receivable	38	(760)	(1,079)
Prepaid assets	62	(591)	138
Cash surrender value of life insurance	(145)	(140)	(124)
Miscellaneous other assets	334	882	351
Deferred income taxes	(186)	(794)	604
Accrued interest payable	91	306	101
Miscellaneous other liabilities	(422)	(1,094)	(298)
Net cash provided by operating activities	14,082	9,337	30,904
Cash flows from investing activities
Proceeds from sale of investment securities available for sale	—	11,329	8,398
Proceeds from maturities, calls and paydowns of securities available for sale	59,232	28,969	39,007
Proceeds from maturities, calls and paydowns of securities held to maturity	1,513	1,563	347
Purchase of investment securities available for sale	(56,721)	(45,644)	(84,184)
Purchase of investments in other assets	(564)	(217)	(396)
Proceeds from distributions of investments in other assets	224	—	—
Proceeds from life insurance settlement	—	—	1,538
Net change in restricted stock	(37)	(244)	(507)
Net increase decrease in loans	(74,576)	(94,953)	(77,087)
Purchase of premises and equipment	(846)	(1,797)	(436)
Proceeds from sale of premises, equipment and other assets	31	200	545
Net cash used by investing activities	(71,744)	(100,794)	(112,775)
Cash flows from financing activities
Net increase in deposit accounts	48,523	41,857	103,104
Net increase (decrease) in federal funds purchased and other short-term borrowings	35	335	(37)
Repayment of long-term borrowings	(20)	(580)	—
Repurchase of common stock, net	(1,467)	(728)	(451)
Dividends paid on preferred stock (noncontrolling interest)	(566)	(565)	(565)
Cash paid for fractional shares	(10)	(9)	(9)
Net cash provided by financing activities	46,495	40,310	102,042
Increase (decrease) in cash and cash equivalents	(11,167)	(51,147)	20,171
Cash and cash equivalents, beginning of year	63,434	114,581	94,410
Cash and cash equivalents, end of year	$52,267	$63,434	$114,581
Supplemental disclosures of cash flow information
Interest paid	$18,624	$12,633	$3,637
Income taxes paid	3,062	2,427	1,221
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	373	6,665	(30,614)
Initial right of use asset for leased properties	—	—	128
Initial lease liability for leased properties	—	—	126
Loans transferred to foreclosed real estate	—	142	—

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

Investment Securities Held to Maturity

Investment securities held to maturity consist of corporate bonds and state and political subdivision bonds. The Company has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024, there was no allowance for credit loss related to the available for sale securities portfolio. Accrued interest receivable on available for sale debt securities, included in interest receivable in the consolidated balance sheets, totaled $1.9 million at December 31, 2024 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, included in interest receivable in the consolidated balance sheets, was excluded from the estimate of credit losses.

The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Management classifies the held to maturity portfolio into the following major security types: U.S. government agencies, state and political subdivisions and corporate bonds. All of the U.S. government agency securities are issued by government-sponsored agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. As a result, no allowance for credit losses was recorded for these securities at December 31, 2024. The state and political subdivisions securities held by the Company are highly rated by major rating agencies. As such, there was minimal allowance for credit losses recorded at

December 31, 2024 and December 31, 2023 for state and political subdivisions securities.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of December 31, 2024 and December 31, 2023.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at December 31, 2024
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$32,352	$591
Forward sales commitments	2,173	44
To-be-announced mortgage-backed securities trades	25,500	160

Balance at December 31, 2023
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$21,791	$806
Forward sales commitments	1,826	46
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	23,000	288

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. As of December 31, 2024 and December 31, 2023, there are no outstanding awards.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate North Carolina income tax returns. The Bank files a separate South Carolina income tax return. The provision for income taxes in the accompanying consolidated financial statements is provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold. The tax returns for the Company are subject to audit by federal and state taxing authorities for the 2021 fiscal year and thereafter. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense. There were no interest or penalties accrued during the years ended December 31, 2024, 2023 and 2022.

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

For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognize revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions and fees derived from our customers' use of various interchange and ATM/debit card/credit card networks. Network costs associated with debit card and credit card transactions are netted against the related fees from such transactions. For the twelve months ended December 31, 2024, gross interchange and card transaction fees totaled $3.1 million while related network costs totaled $1.9 million. On a net basis, we reported $1.2 million as interchange and card transaction fees in the accompanying Consolidated Statement of Income for the twelve months ended December 31, 2024. For the twelve months ended December 31, 2023 and December 31, 2022, interchange and card transaction fees were $3.0 million and $2.8 million, respectively, on a gross basis while related network costs were $1.7 million and $1.6 million, respectively.

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

The following table presents the changes in accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Beginning Balance	$(25,100)	$(31,765)	$(1,151)
Accumulated other comprehensive income (loss) before reclassifications, net of ($112), ($1,993) and $9,161 tax effect, respectively	373	6,631	(30,689)
Amounts reclassified from accumulated other comprehensive income, net of $0, ($8), and ($16) tax effect, respectively	—	34	75
Net current-period other comprehensive income (loss)	373	6,665	(30,614)
Ending Balance	$(24,727)	$(25,100)	$(31,765)

Note 1 - Significant Accounting Policies (Continued)

Earnings per Common Share

The Company had no stock options outstanding at December 31, 2024, 2023 and 2022.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. On October 15, 2024, the Company’s Board of Directors declared a 2.0% stock dividend payable on November 18, 2024 to shareholders of record on October 28, 2024. All information presented in the accompanying consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

The computation of weighted average shares used in the calculation of basic and dilutive earnings per share is summarized below:

	2024	2023	2022
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,188,026	7,341,446	7,391,787

The Company had no outstanding dilutive securities at December 31, 2024, 2023 and 2022.

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

Segment Reporting

The Company operates in three operating segments: banking operations, mortgage banking, and wealth management. The Company's operating segments are determined based on the nature of the products and services. The Executive Management Team has determined it is appropriate to aggregate the three operating segments into one reportable segment. See Note 18 (Segment Reporting) to the Company's Notes to Consolidated Financial Statements for more information regarding segment reporting.

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

ASU 2023-01 “Leases (Topic 842) – Common Control Arrangements” requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party (on the basis of legally enforceable terms and conditions). ASU 2023-01 became effective January 1, 2024 and did not have a material impact on our consolidated financial statements.

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

Accounting Changes and Reclassifications

Certain amounts in the 2023 financial statements have been reclassified to conform to the 2024 presentation. The provision for credit losses on unfunded loan commitments has been reclassified from other noninterest expense for periods prior to 2024. These reclassifications had no material impact on net income or shareholders’ equity.

Certain revisions have been made to previously issued financial statements for the year ended December 31, 2023 presented on Form 10-K. The carrying value and estimated fair value for securities held to maturity disclosed in Note 16 (Fair Values of Financial Instruments) to the Notes to Consolidated Financial Statements as of December 31, 2023 were revised due to an error in the calculation. These revisions did not change the securities reported in total assets and had no effect on net income.

We evaluated the effects of this error to our previously issued financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and determined that the error was not material to the financial statements and disclosures previously reported on Form 10-K for the year ended December 31, 2023.

Note 2 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$32,961	$—	$3,067	$29,894
U.S. Government agencies	42,667	97	1,035	41,729
GSE - Mortgage-backed securities and CMOs	165,561	198	12,970	152,789
Asset-backed securities	23,215	407	44	23,578
State and political subdivisions	94,684	5	15,436	79,253
Corporate bonds	6,000	—	257	5,743
Total securities available for sale	$365,088	$707	$32,809	$332,986

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity
State and political subdivisions	$11,813	$—	$1,078	$10,735	$—	$11,813
Corporate bonds	15,000	—	1,174	13,826	68	14,932
Total securities held to maturity	$26,813	$—	$2,252	$24,561	$68	$26,745

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$54,984	$—	$3,479	$51,505
U.S. Government agencies	43,921	66	969	43,018
GSE - Mortgage-backed securities and CMOs	137,346	170	13,729	123,787
Asset-backed securities	31,469	244	200	31,513
State and political subdivisions	95,581	15	14,196	81,400
Corporate bonds	6,000	—	509	5,491
Total securities available for sale	$369,301	$495	$33,082	$336,714

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity
U.S. Government agencies	$133	$—	$1	$132	$—	$133
State and political subdivisions	13,467	—	985	12,482	—	13,467
Corporate bonds	15,000	—	1,878	13,122	56	14,944
Total securities held to maturity	$28,600	$—	$2,864	$25,736	$56	$28,544

At December 31, 2024 and December 31, 2023, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $750,000 and $712,000 at December 31, 2024 and December 31, 2023, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated the fair value approximated cost and that these investments were not impaired at December 31, 2024.

Note 2 - Investment and Equity Securities (Continued)

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the year ended December 31, 2024.

	U.S. government agencies	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2023	$—	$—	$56	$56
Provision for credit losses	—	—	12	12
Charge-offs of securities	—	—	—	—
Recoveries	—	—	—	—
Balance, December 31, 2024	$—	$—	$68	$68

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at December 31, 2024.

December 31, 2024	U.S. government agencies	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—	$—
Aa1/Aa2/Aa3	—	11,813	—	11,813
A1/A2	—	—	—	—
BBB	—	—	—	—
Not rated	—	—	15,000	15,000
Total	$—	$11,813	$15,000	$26,813

At December 31, 2024, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the year ended December 31, 2024.

Results from sales of securities available for sale for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
	(dollars in thousands)
Gross proceeds from sales	$—	$11,329	$8,398
Realized gains from sales	$—	$54	$53
Realized losses from sales	—	(96)	(144)
Net realized gains (losses)	$—	$(42)	$(91)

At December 31, 2024 and 2023 securities available for sale with a carrying amount of $161.5 million and $137.1 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe these unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments.

Note 2 - Investment and Equity Securities (Continued)

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

December 31, 2024	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	7	$29,894	$3,067	$29,894	$3,067
U.S. Government agencies	9	9,956	134	24	19,995	901	29,951	1,035
GSE - Mortgage-backed securities and CMOs	19	32,580	313	57	97,798	12,657	130,378	12,970
Asset-backed securities	2	2,872	21	3	4,189	23	7,061	44
State and political subdivisions	5	7,773	253	57	70,169	15,183	77,942	15,436
Corporate bonds	—	—	—	3	5,743	257	5,743	257
Total securities available for sale	35	$53,181	$721	151	$227,788	$32,088	$280,969	$32,809

December 31, 2023	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	9	$51,505	$3,479	$51,505	$3,479
U.S. Government agencies	12	16,865	107	18	14,705	862	31,570	969
GSE - Mortgage-backed securities and CMOs	5	7,907	103	59	100,765	13,626	108,672	13,729
Asset-backed securities	2	1,711	5	7	10,140	195	11,851	200
State and political subdivisions	2	2,496	23	60	76,352	14,173	78,848	14,196
Corporate bonds	—	—	—	3	5,491	509	5,491	509
Total securities available for sale	21	$28,979	$238	156	$258,958	$32,844	$287,937	$33,082

Declines in the fair value of the investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the length of time and the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At December 31, 2024, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of December 31, 2024:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
Due within twelve months	$9,811	$9,757
Due after one but within five years	66,938	60,736
Due after five but within ten years	47,365	41,386
Due after ten years	240,974	221,107
	$365,088	$332,986

Note 2 - Investment and Equity Securities (Continued)

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities held to maturity
Due after one but within five years	$3,000	$2,965
Due after five but within ten years	14,641	13,269
Due after ten years	9,172	8,327
	$26,813	$24,561

The portion of unrealized gains and losses for the twelve months ended December 31, 2024 and 2023 related to equity securities still held at the reporting date is calculated as follows:

	Twelve Months Ended December 31,
	2024	2023
	(dollars in thousands)
Gross proceeds from sales	$—	$—

Net gains (losses) recognized during the period on equity securities	$32	$10
Less: Net gains (losses) recognized from equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$32	$10

Note 3 – Loans Held for Investment

The composition of net loans held for investment by class as of December 31, 2024 and 2023 is as follows:

	2024	2023
	(dollars in thousands)
Commercial
Commercial	$104,872	$102,366
Real estate - commercial	245,569	213,397
Other real estate construction loans	50,940	40,872
Other loans	6,408	6,214
Noncommercial
Real estate 1-4 family construction	27,789	12,481
Real estate - residential	150,667	143,697
Home equity	68,287	60,599
Consumer loans	11,020	11,581
	665,552	591,207
Less:
Allowance for credit losses	(5,824)	(5,561)
Deferred loan fees, net	825	864
Loans held for investment, net	$660,553	$586,510

Although the Bank’s loan portfolio is diversified, there is a concentration of mortgage real estate loans, primarily one-to-four family residential and home equity loans, which represents 32.9% of total loans. Additionally, there is a concentration in commercial loans secured by real estate that represents 36.9% of total loans. The commercial loan real estate portfolio is diversified and comprised of different types of real estate including, but not limited to, commercial buildings, commercial land development, multi-family housing, hotels, agriculture, and shopping center locations. There is not a concentration of a particular type of credit in this group of commercial loans. The Company’s loan policies are written to address loan-to-value ratios and collateralization methods with respect to each lending category. Consideration is given to the economic and credit risk of lending areas and customers associated with each category.

The carrying value of foreclosed properties held as other real estate was $0 at December 31, 2024 compared to $141,000 at December 31, 2023. The Company had $93,000 of residential real estate in process of foreclosure at December 31, 2024. At December 31, 2023, the Company had no foreclosed residential real estate and no residential real estate in process of foreclosure.

Note 4 - Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the year ended December 31, 2024 and 2023.

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561
Provision for (recovery of) credit losses	222	209	23	9	25	(17)	6	56	533
Charge-offs	(322)	—	—	—	—	—	(1)	(157)	(480)
Recoveries	135	—	—	—	—	2	1	72	210
Net (charge-offs) recoveries	(187)	—	—	—	—	2	—	(85)	(270)
Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, December 31, 2022	$435	$760	$177	$4	$—	$561	$277	$76	$2,290
Cumulative effect of change in accounting principle	702	1,017	143	5	—	74	375	91	2,407
Provision for (recovery of) credit losses	938	280	111	—	31	159	(102)	78	1,495
Charge-offs	(604)	—	(42)	—	—	—	—	(108)	(754)
Recoveries	22	—	—	—	—	2	32	67	123
Net (charge-offs) recoveries	(582)	—	(42)	—	—	2	32	(41)	(631)
Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

December 31, 2024	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$9	$88	$97	$104,773	$104,870	$—
Real estate - commercial	43	—	43	245,636	245,679	—
Other real estate construction	—	—	—	50,940	50,940	—
Real estate 1-4 family construction	—	—	—	27,789	27,789	—
Real estate - residential	429	64	493	150,891	151,384	—
Home equity	176	40	216	68,071	68,287	—
Consumer loans	42	—	42	10,978	11,020	—
Other loans	—	—	—	6,408	6,408	—
Total	$699	$192	$891	$665,486	$666,377	$—

Note 4 - Allowance for Credit Losses on Loans (Continued)

December 31, 2023	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
	(dollars in thousands)
Commercial	$46	$154	$200	$102,162	$102,362	$—
Real estate - commercial	588	488	1,076	212,447	213,523	—
Other real estate construction	—	—	—	40,872	40,872	—
Real estate 1-4 family construction	—	—	—	12,481	12,481	—
Real estate - residential	715	278	993	143,445	144,438	—
Home equity	115	181	296	60,304	60,600	—
Consumer loans	84	—	84	11,497	11,581	—
Other loans	—	—	—	6,214	6,214	—
Total	$1,548	$1,101	$2,649	$589,422	$592,071	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accrual status 90 days or more until they are paid current or charged off.

The composition of nonaccrual loans by class as of December 31, 2024 and 2023 is as follows:

				Twelve Months Ended
	December 31, 2024			December 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$88	$88	$1
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	64	64	13
Home equity	—	40	40	1
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$192	$192	$15

				Twelve Months Ended
	December 31, 2023			December 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$154	$154	$11
Real estate - commercial	400	88	488	13
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	181	97	278	15
Home equity	—	181	181	8
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$581	$520	$1,101	$47

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

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following table details the amortized cost of collateral dependent loans and any related allowance at December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
	(dollars in thousands)
Commercial	$—	$—	$154	$95
Real estate - commercial	—	—	400	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	—	181	—
Home equity	—	—	132	3
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$—	$—	$867	$98

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

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

December 31, 2024	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$25,634	$18,992	$14,319	$11,948	$2,292	$10,270	$20,964	$104,419
Watch	48	117	—	—	—	—	182	347
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	15	—	88	—	—	—	103
Total commercial	25,682	19,124	14,319	12,036	2,292	10,270	21,146	104,869

Real estate - commercial
Pass	38,684	55,090	48,600	30,383	20,722	48,127	3,040	244,646
Watch	—	—	—	—	—	63	—	63
Special Mention	—	—	—	561	—	32	—	593
Substandard	—	—	—	—	113	264	—	377
Total real estate - commercial	38,684	55,090	48,600	30,944	20,835	48,486	3,040	245,679

Other real estate construction
Pass	22,447	15,004	4,981	2,287	3,211	2,172	795	50,897
Watch	—	—	—	—	—	44	—	44
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,447	15,004	4,981	2,287	3,211	2,216	795	50,941

Real estate 1-4 family construction
Pass	19,845	7,944	—	—	—	—	—	27,789
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	19,845	7,944	—	—	—	—	—	27,789

Real estate - residential
Pass	29,936	37,448	34,018	21,613	10,473	14,397	1,829	149,714
Watch	—	—	—	204	365	490	—	1,059
Special Mention	—	104	—	122	—	83	—	309
Substandard	—	—	—	—	—	302	—	302
Total real estate - residential	29,936	37,552	34,018	21,939	10,838	15,272	1,829	151,384

Home equity
Pass	57	255	159	192	402	1,679	65,158	67,902
Watch	—	—	—	—	—	84	140	224
Special Mention	—	—	100	—	—	20	—	120
Substandard	—	—	—	—	—	41	—	41
Total home equity	57	255	259	192	402	1,824	65,298	68,287

Consumer loans
Pass	3,934	1,944	985	170	70	320	3,586	11,009
Watch	11	—	—	—	—	—	—	11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,945	1,944	985	170	70	320	3,586	11,020

Other loans
Pass	644	—	1,598	2,602	1,211	353	—	6,408
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	644	—	1,598	2,602	1,211	353	—	6,408

Total Pass	141,181	136,677	104,660	69,195	38,381	77,318	95,372	662,784
Total Watch	59	117	—	204	365	681	322	1,748
Total Special Mention	—	104	100	683	—	135	—	1,022
Total Substandard	—	15	—	88	113	607	—	823
Total loans	$141,240	$136,913	$104,760	$70,170	$38,859	$78,741	$95,694	$666,377

During the year end December 31, 2024, one hundred and thirty-two loans totaling $2.5 million were converted from revolving to term loans.

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023:

December 31, 2023	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$23,611	$21,731	$16,587	$5,868	$2,553	$10,634	$20,089	$101,073
Watch	183	22	—	—	—	—	914	1,119
Special Mention	16	—	—	—	—	—	—	16
Substandard	—	—	—	154	—	—	—	154
Total commercial	23,810	21,753	16,587	6,022	2,553	10,634	21,003	102,362

Real estate - commercial
Pass	51,543	46,563	38,267	23,031	15,727	33,949	2,844	211,924
Watch	—	—	—	—	74	—	—	74
Special Mention	—	—	588	121	171	157	—	1,037
Substandard	—	—	400	88	—	—	—	488
Total real estate - commercial	51,543	46,563	39,255	23,240	15,972	34,106	2,844	213,523

Other real estate construction
Pass	20,458	10,368	3,050	3,711	542	2,148	548	40,825
Watch	—	—	—	—	—	47	—	47
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	20,458	10,368	3,050	3,711	542	2,195	548	40,872

Real estate 1-4 family construction
Pass	10,628	1,353	500	—	—	—	—	12,481
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	10,628	1,353	500	—	—	—	—	12,481

Real estate - residential
Pass	46,470	40,558	23,259	11,182	3,528	15,208	1,082	141,287
Watch	—	—	209	384	122	669	—	1,384
Special Mention	666	—	501	—	—	322	—	1,489
Substandard	—	—	—	196	—	82	—	278
Total real estate - residential	47,136	40,558	23,969	11,762	3,650	16,281	1,082	144,438

Home equity
Pass	173	134	95	407	94	1,309	57,800	60,012
Watch	—	—	109	—	19	130	149	407
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	181	—	181
Total home equity	173	134	204	407	113	1,620	57,949	60,600

Consumer loans
Pass	4,302	2,089	609	121	129	352	3,936	11,538
Watch	—	—	—	—	—	—	—	—
Special Mention	25	18	—	—	—	—	—	43
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	4,327	2,107	609	121	129	352	3,936	11,581

Other loans
Pass	5	1,611	2,864	1,306	—	428	—	6,214
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	5	1,611	2,864	1,306	—	428	—	6,214

Total Pass	157,190	124,407	85,231	45,626	22,573	64,028	86,299	585,354
Total Watch	183	22	318	384	215	846	1,063	3,031
Total Special Mention	707	18	1,089	121	171	479	—	2,585
Total Substandard	—	—	400	438	—	263	—	1,101
Total loans	$158,080	$124,447	$87,038	$46,569	$22,959	$65,616	$87,362	$592,071

During the year end December 31, 2023, thirty loans totaling $1.2 million were converted from revolving to term loans.

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following tables present gross charge-offs by origination date for the years ended December 31, 2024 and 2023:

December 31, 2024	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$10	$—	$137	$164	$—	$10	$321
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	1	—	1
Consumer loans	12	51	7	12	7	4	65	158
Total charge-offs	$12	$61	$7	$149	$171	$5	$75	$480

December 31, 2023	Gross Loan Charge-offs by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$49	$—	$159	$315	$71	$9	$603
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	42	—	—	—	—	—	42
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	34	4	3	—	4	64	109
Total charge-offs	$—	$125	$4	$162	$315	$75	$73	$754

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both December 31, 2024 and 2023, there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class as of December 31, 2024 and 2023:

December 31, 2024	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$104,782	$88	$104,870
Real estate - commercial	245,679	—	245,679
Other real estate construction	50,940	—	50,940
Real estate 1-4 family construction	27,789	—	27,789
Real estate - residential	151,320	64	151,384
Home equity	68,247	40	68,287
Consumer loans	11,020	—	11,020
Other loans	6,408	—	6,408
Total	$666,185	$192	$666,377

Note 4 - Allowance for Credit Losses on Loans (Continued)

December 31, 2023	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$102,208	$154	$102,362
Real estate - commercial	213,035	488	213,523
Other real estate construction	40,872	—	40,872
Real estate 1-4 family construction	12,481	—	12,481
Real estate - residential	144,160	278	144,438
Home equity	60,419	181	60,600
Consumer loans	11,581	—	11,581
Other loans	6,214	—	6,214
Total	$590,970	$1,101	$592,071

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. The Company rarely modifies loans by providing principal forgiveness. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a loan by providing multiple types of concessions. Typically one type of concession is granted initially. If the borrower continues to experience financial difficulty, another concession may be granted. Types of concessions include term extensions beyond customary terms, capitalization of accrued interest, interest rates reductions to below current market rates, payment deferrals or principal forgiveness.

There were no loans modified for borrowers experiencing financial difficulty during the twelve months ended December 31, 2024. The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted, during the twelve-month period ended December 31, 2023.

	Payment Deferrals
	Amortized	% of Total
Twelve Months Ended December 31, 2023	Cost Basis	Loan Type	Financial Effect
	(dollars in thousands)
Real estate - residential	$560	0.37%	Provided additional payment deferral to borrowers in the form of interest-only payments
Total	$560

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

	Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days
December 31, 2023	Current	Past Due	Past Due
	(dollars in thousands)
Real estate - residential	$560	$—	$—
Total	$560	$—	$—

Note 5 – Loan Servicing Assets

The principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were approximately $720.8 million and $721.4 million at December 31, 2024 and 2023, respectively. The carrying value of capitalized servicing rights, net of valuation allowances, is included in other assets. A summary of loan servicing rights follows:

	2024	2023	2022
	(dollars in thousands)
Beginning of year servicing rights:	$4,287	$4,931	$5,078
Amounts capitalized	829	584	1,196
Amortization	(1,213)	(1,228)	(1,343)
Impairment	—	—	—
End of year	$3,903	$4,287	$4,931

Amortization expense is estimated as follows:

Year ending December 31,
(dollars in thousands)
2025	$921
2026	798
2027	674
2028	550
2029	426
Thereafter	534
Total	$3,903

The amortization does not anticipate or pro-forma loan prepayments.

The fair value of loan servicing rights was $7.3 million at December 31, 2024 and $7.0 million at December 31, 2023. The key assumptions used to value mortgage servicing rights were as follows:

	2024	2023
Weighted average remaining life	284 months	282 months
Weighted average discount rate	11.22%	11.21%
Weighted average coupon	3.99%	3.69%
Weighted average prepayment speed	115%	129%

Note 6 - Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31, 2024 and 2023 are listed below:

	2024	2023
	(dollars in thousands)
Land	$2,903	$2,903
Building and improvements	13,785	13,626
ROU assets	1,109	1,495
Furniture and equipment	11,352	10,756
Total fixed assets	29,149	28,780
Less accumulated depreciation	14,670	13,691
Net fixed assets	$14,479	$15,089

Depreciation expense was $1.1 million for the years ended December 31, 2024, 2023 and 2022, and is included in net occupancy expense, equipment expense and software amortization and maintenance expense.

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of two to five years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2024, operating lease ROU assets were $1.1 million and the lease liability was $1.2 million. Operating lease ROU assets were $1.5 million and the lease liability was $1.6 million at December 31, 2023. The table below depicts information related to the Company’s leases:

	Twelve Months Ended December 31,
	2024	2023
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$445	$435
ROU assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	3.0	3.9
Weighted-average discount rate - operating leases	2.8%	2.8%

Total rental expense related to the operating leases was $445,000, $435,000, and $415,000 for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in net occupancy expense.

A table detailing the lease payments associated with the aforementioned properties is below.

December 31,
(dollars in thousands)
2025	$455
2026	416
2027	260
2028	98
2029	20
Thereafter	—
Total lease payments	1,249
Less: Interest	(53)
Present value of lease liabilities	$1,196

Note 8 - Deposits

The composition of deposits at December 31, 2024 and 2023 is as follows:

	2024		2023
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Demand noninterest-bearing	$272,355	27%	$269,998	27%
Interest checking and money market	395,079	38%	417,318	43%
Savings	92,954	9%	101,193	10%
Time deposits $250,000 and over	133,335	13%	78,046	8%
Other time deposits	136,513	13%	115,158	12%
Total	$1,030,236	100%	$981,713	100%

The maturities of fixed-rate time deposits at December 31, 2024 are reflected in the table below:

	Time Deposits	Other
Year ending December 31,	$250,000 and Over	Time Deposits
	(dollars in thousands)
2025	$122,456	$130,357
2026	10,879	4,042
2027	—	1,247
2028	—	255
2029	—	612
Thereafter	—	—
Total	$133,335	$136,513

Note 9 - Short-Term Borrowed Funds

The following tables set forth certain information regarding the amounts, year-end weighted average rates, average balances, weighted average rate, and maximum month-end balances for short-term borrowed funds, at and during 2024 and 2023:

	2024		2023
	Amount	Rate	Amount	Rate
	(dollars in thousands)
At year-end
Master notes and other short-term borrowings	$1,414	3.69%	$1,379	4.56%
	$1,414	3.69%	$1,379	4.56%

	2024		2023
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Average for the year
Federal funds purchased	$2	5.82%	$4	5.90%
Master notes and other short-term borrowings	1,351	4.36%	1,073	4.28%
Notes payable	3,265	4.93%	—	—
	$4,618	4.77%	$1,077	4.29%

	2024	2023
	(dollars in thousands)
Maximum month-end balance
Master notes and other short-term borrowings	$1,463	$2,094

Master notes represent an overnight investment in commercial paper issued by the Company to customers of its subsidiary bank, where an agreement is in place.

The subsidiary bank has combined available lines of credit for federal funds and Federal Reserve discount window availability in the amount of $66.3 million at December 31, 2024.

Note 10 - Long-Term Debt

The Company has a line of credit with the Federal Home Loan Bank secured by qualifying first lien and second mortgage loans and commercial real estate loans with eligible collateral value of $169.3 million with the entire amount available for advances at December 31, 2024. There were no long-term advances under this line at December 31, 2024 or at December 31, 2023. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. during 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of December 31, 2024, there was no outstanding balance on the line of credit. This loan carries certain debt covenants, and as of December 31, 2024, the Company was in compliance with all of these covenants.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which $9.6 million was outstanding at December 31, 2024. These securities have a final maturity date of September 30, 2029 and became redeemable by the Company on September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualified as and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. At December 31, 2024, $7.7 million of the subordinated debt issued in 2019 qualifies as Tier 2 capital.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2024, $11.8 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”) plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt was structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

Debt is reported net of unamortized debt issuance costs of $231,000 and $308,000 at December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, the scheduled maturities of these long-term borrowings are as follows:

Year Ended December 31, 2024
(dollars in thousands)
2025	$—
2026	—
2027	—
2028	—
2029	9,642
Thereafter	19,750
29,392
Less: unamortized debt issuance costs	(231)
Total	$29,161

Note 11 - Income Tax Matters

The significant components of income tax expense for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	2024	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$2,728	$2,706	$925
State	309	256	176
Total	3,037	2,962	1,101
Deferred tax expense (benefit):
Federal	(263)	(709)	466
State	77	(85)	138
Total	(186)	(794)	604
Net provision for income taxes	$2,851	$2,168	$1,705

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized below:

	2024	2023	2022
	(dollars in thousands)
Tax computed at the statutory federal rate	$2,679	$2,260	$2,090
Increases (decreases) resulting from:
State income taxes, net of federal benefit	305	135	248
Meals and entertainment	49	33	24
Tax exempt income on bank owned life insurance policies	(30)	(29)	(238)
Tax exempt interest, net	(181)	(315)	(364)
Other	29	84	(55)
Provision for income taxes	$2,851	$2,168	$1,705

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
	(dollars in thousands)
Deferred tax assets relating to:
Net unrealized loss on securities available for sale	$7,311	$7,487	$9,488
Allowance for credit losses	1,366	1,333	559
Deferred compensation	1,086	967	938
Lease liability	270	369	458
Other	74	20	40
Total deferred tax assets	10,107	10,176	11,483

Deferred tax liabilities relating to:
Deferred loans fees and costs	(544)	(529)	(481)
ROU asset	(250)	(344)	(430)
Loan servicing	(220)	(239)	(276)
Premises and equipment	(95)	(147)	(174)
2016-01 unrealized gain	(15)	(7)	(5)
Total deferred tax liabilities	(1,124)	(1,266)	(1,366)

Net recorded deferred tax asset	$8,983	$8,910	$10,117

The net deferred tax asset is included in deferred income tax benefit on the accompanying consolidated balance sheet. The Company has no uncertain tax positions. The Company is subject to U.S. federal income tax as well as income tax of North Carolina and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2021.

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

As of December 31, 2024 and 2023, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2024	2023
	(dollars in thousands)
Commitments to extend credit	$224,708	$204,163
Credit card commitments	26,715	25,647
Standby letters of credit	8,141	7,878
	$259,564	$237,688

The allowance for credit losses for unfunded loan commitments of $167,000 and $184,000 at December 31, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2024.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)

Balance, December 31, 2023	$184
Recovery of credit losses	(17)
Balance, December 31, 2024	$167

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

Although the Company’s composition of loans is diversified, there is some concentration of mortgage real estate loans, primarily one-to-four family residential mortgage loans and commercial loans secured primarily by real estate, shopping center locations, commercial land development, commercial buildings and equipment in the total portfolio. The Bank’s policy is to abide by real estate loan-to-value margin limits corresponding to guidelines issued by the federal supervisory agencies on March 19, 1993. The Bank’s lending policy for all loans requires that they be supported by sufficient cash flows at the time of origination.

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

	2024	2023
	(dollars in thousands)
Balance, at beginning of the year	$4,853	$4,984
Beginning balance adjustment	—	(40)
Disbursements during the year	1,487	10,238
Collections during the year	(1,058)	(10,329)
Balance, at end of the year	$5,282	$4,853

At December 31, 2024, the Company had approved, but unused lines of credit, totaling $5.3 million to executive officers and directors, and their related interests, compared to $6.1 million at December 31, 2023. In addition, at December 31, 2024, the Company had $28.1 million of deposits for executive officers and directors, and their related interests compared to $34.8 million at December 31, 2023. Preferred stock issued to directors, executive officers and their related interests was $1.2 million at December 31, 2024 compared to $1.3 million at December 31, 2023. Additionally, certain directors own subordinated debt issued by the Company. The amount of related interest ownership of the Company’s subordinated debt at the end of 2024 was $685,000 compared to $1.1 million at December 31, 2023.

Note 14 – Shareholders’ Equity and Regulatory Matters

The Company and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These requirements, among other things, establish minimum levels of capital, restrict the amount of dividends that may be distributed, and require that reserves on deposit liabilities be maintained in the form of vault cash or deposits with the Federal Reserve Bank. For the reserve maintenance period in effect at December 31, 2024, there was no requirement of the Bank to maintain reserve balances in cash or on deposit with the Federal Reserve Bank as reserves on deposit liabilities.

The Company and its subsidiary bank are subject to federal regulatory risk-based capital guidelines for banks and bank holding companies. Each must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices which measure Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of December 31, 2024, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the capital adequacy rules.

Quantitative measures established by regulation to ensure capital adequacy and the Company’s consolidated capital ratios are set forth in the table below. The Company expects to meet or exceed these minimums without altering current operations or strategy.

			Minimum		Minimum to Be Well
			For Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024	(dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$115,464	14.3%	$64,547	8.0%
Uwharrie Bank	112,609	14.0%	64,501	8.0%	80,626	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	82,406	10.2%	48,410	6.0%
Uwharrie Bank	106,548	13.2%	48,376	6.0%	64,501	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	71,751	8.9%	36,308	4.5%
Uwharrie Bank	95,893	11.9%	36,282	4.5%	52,407	6.5%
Tier 1 Capital to Average Assets:
Consolidated	82,406	7.1%	46,469	4.0%
Uwharrie Bank	106,548	9.2%	46,385	4.0%	57,981	5.0%

Note 14 – Shareholders’ Equity and Regulatory Matters (Continued)

			Minimum		Minimum to Be Well
			For Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023	(dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$109,207	14.8%	$58,872	8.0%
Uwharrie Bank	103,966	14.1%	58,780	8.0%	73,475	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	74,542	10.1%	44,154	6.0%
Uwharrie Bank	98,165	13.4%	44,085	6.0%	58,780	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	63,887	8.7%	33,115	4.5%
Uwharrie Bank	87,510	11.9%	33,064	4.5%	47,759	6.5%
Tier 1 Capital to Average Assets:
Consolidated	74,542	6.9%	43,002	4.0%
Uwharrie Bank	98,165	9.1%	42,925	4.0%	53,656	5.0%

As of December 31, 2024, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company’s subsidiary bank as being well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since such notification that management believes would have changed the categorization.

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

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which $9.6 million was outstanding at December 31, 2024. These securities have a final maturity date of September 30, 2029 and became redeemable by the Company on September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualified as and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. At December 31, 2024, $7.7 million of the subordinated debt issued in 2019 qualifies as Tier 2 capital.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2024, $11.8 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt was structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively. Proceeds of the Company’s aforementioned securities that have been invested in its subsidiary bank qualify for Tier 1 capital treatment for the Bank and are included as such in its year end capital ratios.

Note 14 – Shareholders’ Equity and Regulatory Matters (Continued)

Stock Repurchase Program

On February 21, 1995, the Company’s Board of Directors authorized and approved a Stock Repurchase Program, to be reaffirmed annually, pursuant to which the Company may repurchase shares of the Company’s common stock for the primary purpose of providing liquidity to its shareholders. During 2024, the Company repurchased 184,478 shares of outstanding common stock and repurchased 90,017 and 55,982 shares of outstanding common stock during 2023 and 2022, respectively.

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

The Company’s annual contribution to the plan was $711,000 in 2024, $665,000 in 2023 and $656,000 in 2022, determined as follows:

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

During 2024, $223,000 was expensed for benefits provided under the plans. Benefits provided under the plans were $223,000 for 2023 and 2022, respectively. The liability accrued for deferred compensation under the plan amounted to $5.1 million and $4.5 million at December 31, 2024 and 2023, respectively.

Split-Dollar Life Insurance

The Company has entered into Life Insurance Endorsement Method Split-Dollar Agreements with certain officers. Under these agreements, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officers’ beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. During 2024, the income associated with these policies was $68,000. During 2023, the income associated with these policies was $79,000 compared to income of $37,000 during 2022. The liability associated with the split-dollar life insurance policies is $664,000 and $732,000 at December 31, 2024 and 2023, respectively.

Note 15 - Employee and Director Benefit Plans (Continued)

Stock Grant Plan

During 2015, the Company adopted the 2015 Stock Grant Plan (“SGP”), under which the Company, at its discretion, may choose to make grants or awards of Uwharrie Capital Corp common stock (the “Common Stock”) to employees, directors or independent contractors of the Company or its subsidiaries as an alternate form of compensation or as a performance bonus. Shares of the Company’s Common Stock to be used for Stock Grants under this Plan are outstanding shares purchased by a revocable trust formed by the Company (the “Trust”). Participants are 100% vested in the shares purchased on their behalf as soon as the Trust’s purchase is completed. The Company recognizes expense for the value of the shares at the time they are purchased by the Trust. During 2024, there were 22,683 shares granted at an expense of $173,000 compared to 23,576 shares granted at an expense of $183,000 in 2023 and 19,078 shares granted at an expense of $163,000 in 2022.

Note 16 - Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at December 31, 2024 and December 31, 2023, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of December 31, 2024 and December 31, 2023:

	Carrying	Estimated
December 31, 2024	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$52,267	$52,267	$52,267	$—	$—
Securities available for sale	332,986	332,986	29,894	303,092	—
Securities held to maturity	26,745	24,561	—	10,735	13,826
Equity securities	334	334	334	—	—
Loans held for investment, net	660,553	629,111	—	—	629,111
Loans held for sale	4,561	4,561	—	4,561	—
Restricted stock	1,709	1,709	1,709	—	—
Loan servicing assets	3,903	7,323	—	7,323	—
Mortgage banking derivatives	795	795	—	204	591
Accrued interest receivable	4,355	4,355	—	—	4,355

FINANCIAL LIABILITIES
Deposits	$1,030,236	$1,029,696	$—	$1,029,696	$—
Short-term borrowings	1,414	1,414	—	1,414	—
Long-term debt	29,161	25,725	—	—	25,725
Accrued interest payable	505	505	—	—	505

Note 16 - Fair Values of Financial Instruments (Continued)

	Carrying	Estimated
December 31, 2023	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$63,434	$63,434	$63,434	$—	$—
Securities available for sale	336,714	336,714	51,505	285,209	—
Securities held to maturity	28,544	25,736	—	12,614	13,122
Equity securities	302	302	302	—	—
Loans held for investment, net	586,510	544,985	—	—	544,985
Loans held for sale	4,695	4,695	—	4,695	—
Restricted stock	1,672	1,672	1,672	—	—
Loan servicing assets	4,287	7,030	—	7,030	—
Mortgage banking derivatives	852	852	—	46	806
Accrued interest receivable	4,393	4,393	—	—	4,393

FINANCIAL LIABILITIES
Deposits	$981,713	$980,534	$—	$980,534	$—
Short-term borrowings	1,379	1,379	—	1,379	—
Long-term debt	29,104	25,102	—	—	25,102
Mortgage banking derivatives	288	288	—	288	—
Accrued interest payable	414	414	—	—	414

At December 31, 2024, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. The fair value is not material. See Note 12 (Commitments and Contingencies) to the Company’s Notes to Consolidated Financial Statements for more information regarding commitments and contingent liabilities.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$29,894	$29,894	$—	$—
U.S. Government agencies	41,729	—	41,729	—
GSE - Mortgage-backed securities and CMOs	152,789	—	152,789	—
Asset-backed securities	23,578	—	23,578	—
State and political subdivisions	79,253	—	79,253	—
Corporate bonds	5,743	—	5,743	—
Equity securities	334	334	—	—
Mortgage banking derivatives	795	—	204	591
Total assets at fair value	$334,115	$30,228	$303,296	$591
Mortgage banking derivatives	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Note 16 - Fair Values of Financial Instruments (Continued)

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$51,505	$51,505	$—	$—
U.S. Government agencies	43,018	—	43,018	—
GSE - Mortgage-backed securities and CMOs	123,787	—	123,787	—
Asset-backed securities	31,513	—	31,513	—
State and political subdivisions	81,400	—	81,400	—
Corporate bonds	5,491	—	5,491	—
Equity securities	302	302	—	—
Mortgage banking derivatives	852	—	46	806
Total assets at fair value	$337,868	$51,807	$285,255	$806
Mortgage banking derivatives	$288	$—	$288	$—
Total liabilities at fair value	$288	$—	$288	$—

The following table provides a reconciliation for recurring Level 3 fair value measurements:

	December 31, 2024
	Mortgage banking derivatives: Interest rate lock commitments	Securities available for sale: GSE mortgage-backed securities and CMOs	Total
	(dollars in thousands)
Balance at December 31, 2022	$(95)	$3,999	$3,904
Change in fair value:
Included in income from mortgage banking	901	—	901
Included in accumulated other comprehensive income (loss)	—	4	4
Change in observability of significant inputs:
Included in accumulated other comprehensive income (loss)	—	(4,003)	(4,003)
Balance at December 31, 2023	$806	$—	$806
Change in fair value:
Included in income from mortgage banking	(215)	—	(215)
Included in accumulated other comprehensive income (loss)	—	—	—
Change in observability of significant inputs:
Included in accumulated other comprehensive income (loss)	—	—	—
Balance at December 31, 2024	$591	$—	$591

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

The fair value of mortgage IRLCs at December 31, 2024 was calculated based on a notional amount of $32.4 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the twelve months ended December 31, 2024, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 90.1% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2023 was calculated based on a notional amount of $21.8 million. Significant unobservable inputs were the same as those used for the twelve months ended December 31, 2024 and assumed a weighted average projected pull-through rate of 82.0% at December 31, 2023. Changes in interest rates and other assumptions could significantly change these estimated values.

Note 16 - Fair Values of Financial Instruments (Continued)

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. There were no such assets at December 31, 2024. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2023:

	December 31, 2023
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$187	$—	$—	$187
Total assets at fair value on a nonrecurring basis	$187	$—	$—	$187
Total liabilities at fair value on a nonrecurring basis	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements:

General
December 31, 2023	Valuation Technique	Unobservable Input	Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 25%

There were no individually evaluated loans at December 31, 2024. At December 31, 2023, individually evaluated loans were being evaluated with discounted appraisals for individually assessed nonaccrual loans deemed collateral dependent.

Note 17 - Parent Company Financial Data

The following is a summary of the condensed financial statements of Uwharrie Capital Corp:

Condensed Balance Sheets

	December 31,
	2024	2023
	(dollars in thousands)
Assets
Cash and demand deposits	$102	$141
Interest-earning deposits	4,549	5,221
Equity securities	334	302
Investments in:
Bank subsidiaries	71,165	62,409
Nonbank subsidiaries	911	706
Other assets	838	850
Total assets	$77,899	$69,629
Liabilities and shareholders’ equity
Master notes	$1,414	$1,379
Long term debt	29,161	29,104
Other liabilities	300	360
Total liabilities	30,875	30,843
Shareholders’ equity	47,024	38,786
Total liabilities and shareholders’ equity	$77,899	$69,629

Note 17 - Parent Company Financial Data (Continued)

Condensed Statements of Income

	2024	2023		2022
	(dollars in thousands)
Equity in undistributed earnings of subsidiaries	$9,154	$7,907		$6,826
Dividends received from subsidiaries	2,000	2,000		2,750
Interest income	103	87		39
Other income	203	167		80
Interest expense	(1,386)	(1,377)		(1,359)
Other operating expense	(497)	(537)		(440)
Income tax benefit	331	349		353
Net income	$9,908	$8,596		$8,249
Consolidated net income	$9,908	$8,596		$8,249
Less: Net income attributable to noncontrolling interest	(566)	(565)		(565)
Net income attributable to Uwharrie Capital Corp	9,342	8,031		7,684
Net income available to common shareholders	$9,342	$8,031		$7,684
Net income per common share
Basic	$1.30	$1.09	$	$1.04
Diluted	$1.30	$1.09	$	$1.04
Weighted average shares outstanding
Basic	7,188,026	7,341,446		7,391,787
Diluted	7,188,026	7,341,446		7,391,787

Condensed Statements of Cash Flows

	2024	2023	2022
	(dollars in thousands)
Cash flows from operating activities
Net income	$9,908	$8,596	$8,249
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,154)	(7,907)	(6,826)
Realized/unrealized (gain) loss on equity securities	(32)	(10)	100
Amortization of debt issuance costs	77	77	77
(Increase) decrease in other assets	12	397	(307)
Increase (decrease) in other liabilities	(60)	(169)	11
Net cash provided by operating activities	751	984	1,304
Cash flows from financing activities
Net increase (decrease) in master notes	35	335	(37)
Net decrease in long-term debt	(20)	(580)	—
Repurchase of common stock, net	(1,467)	(728)	(451)
Cash paid for fractional shares	(10)	(9)	(9)
Net cash used by financing activities	(1,462)	(982)	(497)
Net increase in cash and cash equivalents	(711)	2	807
Cash and cash equivalents at beginning of year	5,362	5,360	4,553
Cash and cash equivalents at end of year	$4,651	$5,362	$5,360

Note 18 - Segment Reporting

The chief operating decision maker (“CODM”) of the Company is a group of individuals, also referred to as the Executive Management Team, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Chief Risk Officer. The Executive Management Team is responsible for allocating resources and assessing the performance of the Company.

Segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the CODM. The Executive Management Team has identified three operating segments within the Company, each with a manager that reports directly to the CODM. The Company's business operating segments are determined based on the nature of the products or services provided and reflect the manner in which financial information is currently evaluated by the Executive Management Team. The three operating segments of the Company are as follows:

Banking Operations - This segment provides financial products and services to consumer and commercial customers in the form of deposit products, loan products and cash management services through branches, online banking, mobile banking and telephone banking. This segment is also responsible for the management of the investment portfolio. Significant components of noninterest income for this segment are service charges on deposits and interchange fees on card transactions. Significant noninterest expense is salaries and employee benefits.

Mortgage Banking - This segment reflects Uwharrie Bank Mortgage, a division of the Bank that specializes in originating and servicing one-to-four family residential mortgage loans which are primarily sold on the secondary market. Loans sold to Fannie Mae or Freddie Mac are sold with servicing rights retained. Significant noninterest income for this segment is gain or loss on the sale of loans. Significant noninterest expense is salaries and employee benefits.

Wealth Management - This segment reflects investment advisory, broker-dealer and insurance services of UIA, TSAC and BOS

Agency, respectively. Significant noninterest income for this segment is service fees and commissions. Significant noninterest expense is salaries and employee benefits.

While the CODM monitors each segment’s pre-tax, pre-provision profit or loss, the primary measure for allocating resources to the operating segments during the annual budgeting process is Net Income. This measure is also used to assess the performance of each segment, with a focus on net interest income, noninterest income, and noninterest expense. The CODM conducts monthly income review meetings, where budget-to-actual variances for Net Income and pre-tax, pre-provision profit or loss and its components are analyzed. The Company provides a broad range of financial services as described above and aims to provide one place for its customers to satisfy all of their financial services needs. As such, many customers are shared under the “Uwharrie” umbrella as are certain costs to conduct business. Management regularly reviews the different revenue streams, but is aware that shared resources and costs of key corporate functions may not be fully allocated among the operating segments. The Executive Management Team believes it is appropriate to aggregate the three operating segments into one reportable segment. A review of quantitative thresholds was performed, and the CODM has determined that the Company’s operations are not considered to constitute more than one reportable segment. Non-segment operations are classified as Other below and include assets and activity of the parent holding company. Management will continue to evaluate the operating segments for separate reporting as facts and circumstances change.

	Banking, Mortgage and Wealth Management	Other	Consolidated
	(dollars in thousands)
For the Year Ended December 31, 2024
Interest income	$57,537	$102	$57,639
Interest expense	20,328	1,386	21,714
Net interest income	37,209	(1,284)	35,925
Noninterest income	12,022	203	12,225
Noninterest expense	34,366	497	34,863
Pre-tax, pre-provision income	14,865	(1,578)	13,287
Provision for (recovery of) credit losses	528	—	528
Provision for income taxes	3,183	(332)	2,851
Net income (loss)	$11,154	$(1,246)	$9,908
Total assets as of December 31, 2024	$1,123,764	$5,044	$1,128,808

For the Year Ended December 31, 2023
Interest income	$47,484	$87	$47,571
Interest expense	13,497	1,378	14,875
Net interest income	33,987	(1,291)	32,696
Noninterest income	11,580	167	11,747
Noninterest expense	31,629	536	32,165
Pre-tax, pre-provision income	13,938	(1,660)	12,278
Provision for (recovery of) credit losses	1,514	—	1,514
Provision for income taxes	2,517	(349)	2,168
Net income (loss)	$9,907	$(1,311)	$8,596
Total assets as of December 31, 2023	$1,066,192	$6,399	$1,072,591

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO Internal Control Integrated Framework 2013, the Company believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2024. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2024 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct and Ethics is available on the Company’s website at https://www.uwharrie.com/about/investor, and is filed as Exhibit 19 to this Report. The Code of Business Conduct and Ethics contains a section on “Insider Trading and Tipping” that governs transactions in the Company’s securities by the Company’s directors, officers and employees. The Company does not transact in its own securities if it is aware of material non-public information about the Company. The Company believes that these policies are reasonably designed to promote compliance with insider trading laws, rules, and regulations.

Item 11. Executive Compensation.

Incorporated by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2024.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Asheville, North Carolina.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.
Financial statements from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2024, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

Notes to Consolidated Financial Statements.

2.
Financial statement schedules required to be filed by Item 8 of this Form:

None

3.
Exhibits

UWHARRIE CAPITAL CORP

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3(a) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.2	Registrant’s Bylaws, as amended (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with SEC on April 19, 2024)

3.3	Articles of Amendment effective April 24, 1997 (Incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K filed with SEC on March 4, 2020)

3.4	Articles of Amendment effective November 1, 1999 (Incorporated by reference to Exhibit 3(c) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.5	Articles of Amendment effective May 31, 2000 (Incorporated by reference to Exhibit 3(d) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

3.6	Articles of Amendment effective December 19, 2008 (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with SEC on December 29, 2008)

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4(a) of Registrant’s Annual Report on Form 10-K filed with SEC on March 1, 2017)

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

10.3	2015 Stock Grant Plan (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed with SEC on October 27, 2015)

10.4	Form of 10-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with SEC on September 8, 2021)

10.5	Form of 15-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with SEC on September 8. 2021)

10.6	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Adoption Agreement (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.7	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Plan Document (Incorporated by reference to Exhibit 99.2 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.8	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment for SECURE Act (Incorporated by reference to Exhibit 99.3 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.9	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment for CARES Act (Incorporated by reference to Exhibit 99.4 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.10	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment Number Three (Incorporated by reference to Exhibit 99.5 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

19	Code of Business Conduct and Ethics (including insider trading policies) (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Forvis Mazars, LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

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

/s/ Roger L. Dick	March 6, 2025
Roger L. Dick, Chief Executive Officer

/s/ Heather H. Almond	March 6, 2025
Heather H. Almond, Principal Financial Officer and Principal Accounting Officer

/s/ Merlin Amirtharaj	March 6, 2025
Merlin Amirtharaj, Director

/s/ Aaron D. Bates	March 6, 2025
Aaron D. Bates, Director

/s/ Dean M. Bowers	March 6, 2025
Dean M. Bowers, Director

/s/ Vanessa O. Chambers	March 6, 2025
Vanessa O. Chambers, Director

/s/ Deidre B. Foster	March 6, 2025
Deidre B. Foster, Director

/s/ Allen K. Furr	March 6, 2025
Allen K. Furr, Director

/s/ Cynthia B. Hanson	March 6, 2025
Cynthia B. Hanson, Director

/s/ Matthew R. Hudson	March 6, 2025
Matthew R. Hudson, Director

/s/ Mary N. Klauder	March 6, 2025
Mary N. Klauder, Director

/s/ Matthew D. McAulay	March 6, 2025
Matthew D. McAulay, Director

/s/ Wesley A. Morgan	March 6, 2025
Wesley A. Morgan, Director

/s/ Chris M. Poplin	March 6, 2025
Chris M. Poplin, Director

/s/ Frank A. Rankin, III	March 6, 2025
Frank A. Rankin, III, Director

/s/ Vernon A. Russell	March 6, 2025
Vernon A. Russell, Director

/s/ S. Todd Swaringen	March 6, 2025
S. Todd Swaringen, Director