Form 10-Q
period 2025-03-31
UWHARRIE CAPITAL CORP
filed 2025-05-06
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,055,277 shares of common stock outstanding as of May 5, 2025.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	March 31, 2025 (Unaudited)	December 31, 2024*
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,124	$9,713
Interest-earning deposits with banks	67,076	42,554
Cash and cash equivalents	77,200	52,267
Securities available for sale, at fair value (amortized cost $372,868 and $365,088 respectively)	343,866	332,986
Securities held to maturity, at amortized cost (fair value $24,226 and $24,561 respectively)	26,784	26,813
Less allowance for credit losses on securities held to maturity	(68)	(68)
Net securities held to maturity	26,716	26,745
Equity securities, at fair value	311	334
Loans held for sale	4,546	4,561
Loans held for investment	664,902	666,377
Less allowance for credit losses on loans	(6,065)	(5,824)
Net loans held for investment	658,837	660,553
Premises and equipment, net	14,208	14,479
Interest receivable	4,697	4,355
Restricted stock	1,748	1,709
Bank-owned life insurance	7,972	7,938
Deferred income tax benefit	8,282	8,983
Loan servicing assets	3,834	3,903
Mortgage banking derivatives	1,193	795
Other assets	9,999	9,200
Total assets	$1,163,409	$1,128,808

LIABILITIES
Deposits:
Demand noninterest-bearing	$282,049	$272,355
Interest checking and money market accounts	405,730	395,079
Savings deposits	95,810	92,954
Time deposits, $250,000 and over	134,444	133,335
Other time deposits	141,258	136,513
Total deposits	1,059,291	1,030,236
Short-term borrowed funds	1,467	1,414
Long-term debt	29,180	29,161
Mortgage banking derivatives	102	—
Other liabilities	11,023	10,318
Total liabilities	1,101,063	1,071,129

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,061,777 and 7,077,941 at March 31, 2025 and December 31, 2024, respectively	8,827	8,847
Additional paid-in capital	12,427	12,553
Undivided profits	52,765	50,351
Accumulated other comprehensive loss	(22,328)	(24,727)
Total Uwharrie Capital Corp shareholders’ equity	51,691	47,024
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	62,346	57,679
Total liabilities and shareholders’ equity	$1,163,409	$1,128,808

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$10,225	$8,794
Investment securities:
Investment securities, taxable	2,777	2,921
Investment securities, non-taxable	305	312
Equity Securities	5	5
Interest-earning deposits with banks and federal funds sold	490	626
Total interest income	13,802	12,658
Interest Expense
Interest checking and money market accounts	1,560	1,599
Savings deposits	134	139
Time deposits, $250,000 and over	1,343	858
Other time deposits	1,318	1,133
Short-term borrowed funds	12	61
Long-term debt	331	330
Total interest expense	4,698	4,120
Net interest income	9,104	8,538
Provision for (recovery of) credit losses on:
Loans	288	(5)
Securities held to maturity	—	10
Unfunded loan commitments	(7)	(35)
Total provision for (recovery of) credit losses	281	(30)
Net interest income after provision for (recovery of) credit losses	8,823	8,568
Noninterest Income
Service charges on deposit accounts	259	268
Other service fees and commissions	981	931
Interchange and card transaction fees, net	249	288
Loss on sale/call of securities	—	(148)
Realized/unrealized gain (loss) on equity securities	(23)	41
Income from mortgage banking	1,051	834
Supplemental executive retirement plan loss	(249)	(12)
Other income	113	127
Total noninterest income	2,381	2,329
Noninterest Expense
Salaries and employee benefits	5,420	5,214
Net occupancy expense	464	425
Equipment expense	204	207
Data processing costs	213	230
Loan costs	89	33
Professional fees and services	270	264
Marketing and donations	359	366
Electronic banking expense	111	100
Software amortization and maintenance	364	330
FDIC insurance	129	123
Supplemental executive retirement plan loss	(249)	(12)
Other noninterest expense	554	602
Total noninterest expense	7,928	7,882
Income before income taxes	3,276	3,015
Income taxes	723	632
Net income	$2,553	$2,383
Consolidated net income	$2,553	$2,383
Less: net income attributable to noncontrolling interest	(139)	(141)
Net income attributable to common shareholders	2,414	2,242
Net income per common share
Basic	$0.34	$0.31
Diluted	$0.34	$0.31
Weighted average common shares outstanding
Basic	7,075,865	7,264,925
Diluted	7,075,865	7,264,925

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Net income	$2,553	$2,383
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	3,101	(1,445)
Related tax effect	(702)	332
Total other comprehensive income (loss)	2,399	(1,113)
Comprehensive income	4,952	1,270
Less: Comprehensive income attributable to noncontrolling interest	(139)	(141)
Comprehensive income attributable to Uwharrie Capital Corp	$4,813	$1,129

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2023	7,124,438	$8,905	$12,876	$42,105	$(25,100)	$10,655	$49,441
Net Income	—	—	—	2,242	—	141	2,383
Repurchase of common stock	(21,435)	(26)	(141)	—	—	—	(167)
Other comprehensive loss	—	—	—	—	(1,113)	—	(1,113)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, March 31, 2024	7,103,003	$8,879	$12,735	$44,347	$(26,213)	$10,655	$50,403

Balance, December 31, 2024	7,077,941	$8,847	$12,553	$50,351	$(24,727)	$10,655	$57,679
Net Income	—	—	—	2,414	—	139	2,553
Repurchase of common stock	(16,164)	(20)	(126)	—	—	—	(146)
Other comprehensive income	—	—	—	—	2,399	—	2,399
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2025	7,061,777	$8,827	$12,427	$52,765	$(22,328)	$10,655	$62,346

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Cash flows from operating activities
Net income	$2,553	$2,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	278
Right of use asset amortization	98	96
Provision for (recovery of) for credit losses	281	(30)
Loss on call of securities held to maturity	—	148
Gain on sale of mortgage loans	(370)	(54)
Gain on sale of OREO	(78)	—
Realized/unrealized (gain) loss on equity securities	23	(41)
Net amortization of premium on investment securities available for sale	465	438
Net amortization of premium on investment securities held to maturity	29	36
Amortization of loan servicing assets	289	288
Originations and purchases of mortgage loans for sale	(29,039)	(21,457)
Proceeds from sales of mortgage loans for sale	29,424	20,907
Mortgage banking derivatives	(296)	(471)
Loan servicing assets	(220)	(181)
Accrued interest receivable	(342)	(372)
Prepaid assets	(142)	(352)
Cash surrender value of life insurance	(34)	(35)
Miscellaneous other assets	(552)	281
Accrued interest payable	7	143
Miscellaneous other liabilities	705	49
Net cash provided by operating activities	3,071	2,054
Cash flows from investing activities
Proceeds from maturities, calls and paydowns of securities available for sale	10,285	9,650
Proceeds from maturities, calls and paydowns of securities held to maturity	—	134
Purchase of investment securities available for sale	(18,529)	(13,266)
Purchase of investments in other assets	—	(200)
Proceeds from distributions of investments in other assets	—	97
Net change in restricted stock	(39)	(37)
Net (increase) decrease in loans	1,322	(21,770)
Purchase of premises and equipment	(78)	(160)
Proceeds from sale of OREO	78	—
Net cash used by investing activities	(6,961)	(25,552)
Cash flows from financing activities
Net increase in deposit accounts	29,055	18,110
Net increase in federal funds purchased and other short-term borrowings	53	4,911
Repurchase of common stock, net	(146)	(167)
Dividends paid on preferred stock (noncontrolling interest)	(139)	(141)
Net cash provided by financing activities	28,823	22,713
Increase (decrease) in cash and cash equivalents	24,933	(785)
Cash and cash equivalents, beginning of period	52,267	63,434
Cash and cash equivalents, end of period	$77,200	$62,649
Supplemental disclosures of cash flow information
Interest paid	$4,672	$3,956
Income taxes paid	—	993
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$2,399	$(1,113)
Loans transferred to foreclosed real estate	106	—

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2024 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2025. This Quarterly Report should be read in conjunction with such Annual Report.

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

Accounting Changes and Reclassifications

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements for the year ended December 31, 2024 and are contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

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

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Beginning balance	$(24,727)	$(25,100)
Other comprehensive income (loss) before reclassifications, net of ($702) and $332 tax effect, respectively	2,399	(1,113)
Amounts reclassified from accumulated other comprehensive income (loss), net of $0 and $0 tax effect, respectively	—	—
Net current-period other comprehensive income (loss)	2,399	(1,113)
Ending balance	$(22,328)	$(26,213)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2025 or December 31, 2024. The number of shares and earnings per share for the 2024 periods have been adjusted for the 2% stock dividend declared on October 15, 2024.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

The weighted average number of common shares outstanding was 7,075,865 for the three-month period ended March 31, 2025 compared to 7,264,925 for the three-month period ended March 31, 2024.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$30,924	$—	$2,505	$28,419
U.S. government agencies	47,692	100	842	46,950
GSE - Mortgage-backed securities and CMOs	171,150	491	10,900	160,741
Asset-backed securities	22,618	337	42	22,913
State and political subdivisions	94,484	49	15,480	79,053
Corporate bonds	6,000	—	210	5,790
Total securities available for sale	$372,868	$977	$29,979	$343,866

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,784	$—	$1,417	$10,367	$—	$11,784
Corporate bonds	15,000	—	1,141	13,859	68	14,932
Total securities held to maturity	$26,784	$—	$2,558	$24,226	$68	$26,716

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$32,961	$—	$3,067	$29,894
U.S. government agencies	42,667	97	1,035	$41,729
GSE - Mortgage-backed securities and CMOs	165,561	198	12,970	$152,789
Asset-backed securities	23,215	407	44	$23,578
State and political subdivisions	94,684	5	15,436	$79,253
Corporate bonds	6,000	—	257	$5,743
Total securities available for sale	$365,088	$707	$32,809	$332,986

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,813	$—	$1,078	$10,735	$—	$11,813
Corporate bonds	15,000	—	1,174	13,826	68	14,932
Total securities held to maturity	$26,813	$—	$2,252	$24,561	$68	$26,745

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at March 31, 2025 and December 31, 2024. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $789,000 and $750,000 at March 31, 2025 and December 31, 2024, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2025.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the three months ended March 31, 2025.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2024	$—	$68	$68
Provision for credit losses	—	—	—
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, March 31, 2025	$—	$68	$68

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at March 31, 2025.

March 31, 2025	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—
Aa1/Aa2/Aa3	11,784	—	11,784
A1/A2	—	—	—
BBB	—	—	—
Not rated	—	15,000	15,000
Total	$11,784	$15,000	$26,784

At March 31, 2025, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the three months ended March 31, 2025.

The Company had no sales of securities available for sale during the three-month periods ended March 31, 2025 and 2024.

At March 31, 2025 and December 31, 2024, securities available for sale with a carrying amount of $166.2 million and $161.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments.

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024.

	Less than 12 Months			12 Months or More			Total
March 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	—	$—	$—	6	$28,419	$2,505	$28,419	$2,505
U.S. government agencies	11	15,624	69	26	20,046	773	35,670	842
GSE-Mortgage-backed securities and CMOs	15	33,609	206	57	89,887	10,694	123,496	10,900
Asset-backed securities	2	2,812	14	3	3,131	28	5,943	42
State and political subdivisions	4	5,648	136	57	69,780	15,344	75,428	15,480
Corporate bonds	—	—	—	3	5,790	210	5,790	210
Total securities available for sale	32	$57,693	$425	152	$217,053	$29,554	$274,746	$29,979

	Less than 12 Months			12 Months or More			Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	7	$29,894	$3,067	$29,894	$3,067
U.S. government agencies	9	9,956	134	24	19,995	901	29,951	1,035
GSE-Mortgage-backed securities and CMOs	19	32,580	313	57	97,798	12,657	130,378	12,970
Asset-backed securities	2	2,872	21	3	4,189	23	7,061	44
State and political subdivisions	5	7,773	253	57	70,169	15,183	77,942	15,436
Corporate bonds	—	—	—	3	5,743	257	5,743	257
Total securities available for sale	35	$53,181	$721	151	$227,788	$32,088	$280,969	$32,809

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At March 31, 2025, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of March 31, 2025:

	March 31, 2025
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	7,099	7,086	2.77%
Due after one but within five years	66,557	61,461	1.84%
Due after five but within ten years	49,005	43,529	2.54%
Due after ten years	250,207	231,790	3.77%
	$372,868	$343,866	3.25%

	March 31, 2025
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due after one but within five years	3,000	2,948	8.50%
Due after five but within ten years	14,631	13,384	4.04%
Due after ten years	9,153	7,894	3.35%
	$26,784	$24,226	4.30%

The portion of unrealized gains and losses for the three months ended March 31, 2025 and 2024 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Gross proceeds from sales	$—	$—

Net gains (losses) recognized during the period on equity securities	$(23)	$41
Less: Net gains (losses) recognized from equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(23)	$41

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Commercial
Commercial	$109,330	$104,872
Real estate - commercial	248,571	245,569
Other real estate construction loans	42,317	50,940
Other loans	5,096	6,408
Noncommercial
Real estate 1-4 family construction	26,464	27,789
Real estate - residential	151,420	150,667
Home equity	70,188	68,287
Consumer loans	10,653	11,020
	664,039	665,552
Less:
Allowance for credit losses	(6,065)	(5,824)
Deferred loan costs net	863	825

Loans held for investment, net	$658,837	$660,553

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three months ended March 31, 2025 and 2024.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824
Provision for (recovery of) credit losses	154	58	(72)	2	1	27	64	54	288
Charge-offs	(16)	—	—	—	—	—	—	(72)	(88)
Recoveries	33	—	—	—	—	1	—	7	41
Net (charge-offs) recoveries	17	—	—	—	—	1	—	(65)	(47)
Balance, March 31, 2025	$1,699	$2,324	$340	$20	$57	$809	$652	$164	$6,065

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561
Provision for (recovery of) credit losses	(16)	(24)	(66)	2	3	58	18	20	(5)
Charge-offs	—	—	—	—	—	—	—	(45)	(45)
Recoveries	3	—	—	—	—	1	—	8	12
Net (charge-offs) recoveries	3	—	—	—	—	1	—	(37)	(33)
Balance, March 31, 2024	$1,480	$2,033	$323	$11	$34	$855	$600	$187	$5,523

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

March 31, 2025	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$—	$88	$88	$109,240	$109,328	$—
Real estate - commercial	—	—	—	248,677	248,677	—
Other real estate construction	—	—	—	42,317	42,317	—
Real estate 1-4 family construction	—	—	—	26,464	26,464	—
Real estate - residential	229	75	304	151,875	152,179	—
Home equity	115	108	223	69,965	70,188	—
Consumer loans	11	—	11	10,642	10,653	—
Other loans	—	—	—	5,096	5,096	—
Total	$355	$271	$626	$664,276	$664,902	$—

December 31, 2024	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$9	$88	$97	$104,773	$104,870	$—
Real estate - commercial	43	—	43	245,636	245,679	—
Other real estate construction	—	—	—	50,940	50,940	—
Real estate 1-4 family construction	—	—	—	27,789	27,789	—
Real estate - residential	429	64	493	150,891	151,384	—
Home equity	176	40	216	68,071	68,287	—
Consumer loan	42	—	42	10,978	11,020	—
Other loans	—	—	—	6,408	6,408	—
Total	$699	$192	$891	$665,486	$666,377	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The carrying value of foreclosed properties held as other real estate was $106,000 at March 31, 2025 and $0 at December 31, 2024. The Company had $106,000 of foreclosed residential real estate and $16,000 of residential real estate in process of foreclosure at March 31, 2025. At December 31, 2024, the Company had no foreclosed residential real estate and $93,000 of residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of March 31, 2025 and December 31, 2024 was as follows:

				Three Months Ended
	March 31, 2025			March 31, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$88	$88	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	75	75	3
Home equity	—	108	108	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$271	$271	$3

				Three Months Ended
	December 31, 2024			March 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$88	$88	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	64	64	10
Home equity	—	40	40	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$192	$192	$10

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

At March 31, 2025 and December 31, 2024, the Company had no collateral dependent loans in nonaccrual status that required individual assessment.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2025:

March 31, 2025	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$7,743	$24,461	$18,169	$12,971	$11,861	$12,076	$21,867	$109,148
Watch	6	46	5	—	—	—	35	92
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	88	—	—	88
Total commercial	7,749	24,507	18,174	12,971	11,949	12,076	21,902	109,328

Real estate - commercial
Pass	2,913	45,702	52,925	45,964	36,189	61,255	2,720	247,668
Watch	—	—	—	—	—	60	—	60
Special Mention	—	—	—	—	552	29	—	581
Substandard	—	—	—	—	—	368	—	368
Total real estate - commercial	2,913	45,702	52,925	45,964	36,741	61,712	2,720	248,677

Other real estate construction
Pass	1,124	14,151	13,807	4,585	2,062	5,283	1,262	42,274
Watch	—	—	—	—	—	43	—	43
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	1,124	14,151	13,807	4,585	2,062	5,326	1,262	42,317

Real estate 1-4 family construction
Pass	862	19,615	2,962	—	—	—	3,025	26,464
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	862	19,615	2,962	—	—	—	3,025	26,464

Real estate - residential
Pass	7,781	27,090	35,132	33,548	21,389	24,428	1,453	150,821
Watch	—	—	—	—	203	555	—	758
Special Mention	—	—	103	—	120	66	—	289
Substandard	—	—	—	—	—	311	—	311
Total real estate - residential	7,781	27,090	35,235	33,548	21,712	25,360	1,453	152,179

Home equity
Pass	116	46	432	157	126	1,792	67,133	69,802
Watch	—	—	—	—	—	83	—	83
Special Mention	—	—	75	100	—	20	—	195
Substandard	—	—	—	—	108	—	—	108
Total home equity	116	46	507	257	234	1,895	67,133	70,188

Consumer loans
Pass	1,268	3,051	1,542	799	139	355	3,489	10,643
Watch	—	10	—	—	—	—	—	10
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	1,268	3,061	1,542	799	139	355	3,489	10,653

Other loans
Pass	200	640	—	1,598	1,136	1,522	—	5,096
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	200	640	—	1,598	1,136	1,522	—	5,096

Total Pass	22,007	134,756	124,969	99,622	72,902	106,711	100,949	661,916
Total Watch	6	56	5	—	203	741	35	1,046
Total Special Mention	—	—	178	100	672	115	—	1,065
Total Substandard	—	—	—	—	196	679	—	875
Total loans	$22,013	$134,812	$125,152	$99,722	$73,973	$108,246	$100,984	$664,902

During the three months ended March 31, 2025, twenty-eight loans totaling $639,000 were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

December 31, 2024	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$25,634	$18,992	$14,319	$11,948	$2,292	$10,270	$20,964	$104,419
Watch	48	117	—	—	—	—	182	347
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	15	—	88	—	—	—	103
Total commercial	25,682	19,124	14,319	12,036	2,292	10,270	21,146	104,869

Real estate - commercial
Pass	38,684	55,090	48,600	30,383	20,722	48,127	3,040	244,646
Watch	—	—	—	—	—	63	—	63
Special Mention	—	—	—	561	—	32	—	593
Substandard	—	—	—	—	113	264	—	377
Total real estate - commercial	38,684	55,090	48,600	30,944	20,835	48,486	3,040	245,679

Other real estate construction
Pass	22,447	15,004	4,981	2,287	3,211	2,172	795	50,897
Watch	—	—	—	—	—	44	—	44
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,447	15,004	4,981	2,287	3,211	2,216	795	50,941

Real estate 1-4 family construction
Pass	19,845	7,944	—	—	—	—	—	27,789
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	19,845	7,944	—	—	—	—	—	27,789

Real estate - residential
Pass	29,936	37,448	34,018	21,613	10,473	14,397	1,829	149,714
Watch	—	—	—	204	365	490	—	1,059
Special Mention	—	104	—	122	—	83	—	309
Substandard	—	—	—	—	—	302	—	302
Total real estate - residential	29,936	37,552	34,018	21,939	10,838	15,272	1,829	151,384

Home equity
Pass	57	255	159	192	402	1,679	65,158	67,902
Watch	—	—	—	—	—	84	140	224
Special Mention	—	—	100	—	—	20	—	120
Substandard	—	—	—	—	—	41	—	41
Total home equity	57	255	259	192	402	1,824	65,298	68,287

Consumer loans
Pass	3,934	1,944	985	170	70	320	3,586	11,009
Watch	11	—	—	—	—	—	—	11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,945	1,944	985	170	70	320	3,586	11,020

Other loans
Pass	644	—	1,598	2,602	1,211	353	—	6,408
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	644	—	1,598	2,602	1,211	353	—	6,408

Total Pass	141,181	136,677	104,660	69,195	38,381	77,318	95,372	662,784
Total Watch	59	117	—	204	365	681	322	1,748
Total Special Mention	—	104	100	683	—	135	—	1,022
Total Substandard	—	15	—	88	113	607	—	823
Total loans	$141,240	$136,913	$104,760	$70,170	$38,859	$78,741	$95,694	$666,377

The following tables present gross charge-offs by origination date as of March 31, 2025 and December 31, 2024:

March 31, 2025	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$—	$16	$—	$—	$—	$—	$16
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	29	5	1	—	—	—	37	72
Total charge-offs	$29	$5	$17	$—	$—	$—	$37	$88

December 31, 2024	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$10	$—	$137	$164	$—	$10	$321
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	1	—	1
Consumer loans	12	51	7	12	7	4	65	158
Total charge-offs	$12	$61	$7	$149	$171	$5	$75	$480

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both March 31, 2025 and December 31, 2024 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2025 and December 31, 2024:

March 31, 2025	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$109,240	$88	$109,328
Real estate - commercial	248,677	—	248,677
Other real estate construction	42,317	—	42,317
Real estate 1-4 family construction	26,464	—	26,464
Real estate - residential	152,104	75	152,179
Home equity	70,080	108	70,188
Consumer loans	10,653	—	10,653
Other loans	5,096	—	5,096
Total	$664,631	$271	$664,902

December 31, 2024	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$104,782	$88	$104,870
Real estate - commercial	245,679	—	245,679
Other real estate construction	50,940	—	50,940
Real estate 1-4 family construction	27,789	—	27,789
Real estate - residential	151,320	64	151,384
Home equity	68,247	40	68,287
Consumer loans	11,020	—	11,020
Other loans	6,408	—	6,408
Total	$666,185	$192	$666,377

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

There were no loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2025 or during the twelve months ended December 31, 2024.

The Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the twelve months ended December 31, 2024 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of two to five years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2025, operating lease ROU assets were $1.0 million and the operating lease liability was $1.1 million, compared to operating lease ROU assets of $1.4 million and an operating lease liability of $1.5 million at March 31, 2024. Lease costs associated with all leases was $106,000 for the three months ended March 31, 2025 and 2024.

The table below summarizes other information related to our operating leases:

	Three Months Ended March 31,
	2025	2024
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$112	$110
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	2.8	3.7
Weighted-average discount rate - operating leases	2.67%	2.60%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2025
(dollars in thousands)
2025	$343
2026	416
2027	260
2028	97
2029	20
Thereafter	-
Total lease payments	1,136
Less: Interest	(45)
Present value of lease liabilities	$1,091

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

At March 31, 2025 and December 31, 2024, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Commitments to extend credit	$220,863	$224,708
Credit card commitments	26,829	26,715
Standby letters of credit	8,141	8,141
Total commitments	$255,833	$259,564

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $160,000 and $167,000 at March 31, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2025.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2024	$167
Recovery of credit losses	(7)
Balance, March 31, 2025	$160

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$28,419	$28,419	$—	$—
U.S. government agencies	46,950	—	46,950	—
GSE - Mortgage-backed securities and CMOs	160,741	—	160,741	—
Asset-backed securities	22,913	—	22,913	—
State and political subdivisions	79,053	—	79,053	—
Corporate bonds	5,790	—	5,790	—
Equity securities	311	311	—	—
Mortgage banking derivatives	1,193	—	75	1,118
Total assets at fair value on a recurring basis	$345,370	$28,730	$315,522	$1,118
Mortgage banking derivatives	$102	$—	$102	$—
Total liabilities at fair value on a recurring basis	$102	$—	$102	$—

	December 31, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$29,894	$29,894	$—	$—
U.S. government agencies	41,729	—	41,729	—
GSE - Mortgage-backed securities and CMOs	152,789	—	152,789	—
Asset-backed securities	23,578	—	23,578	—
State and political subdivisions	79,253	—	79,253	—
Corporate bonds	5,743	—	5,743	—
Equity securities	334	334	—	—
Mortgage banking derivatives	795	—	204	591
Total assets at fair value on a recurring basis	$334,115	$30,228	$303,296	$591
Mortgage banking derivatives	$—	$—	$—	$—
Total liabilities at fair value on a recurring basis	$—	$—	$—	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	March 31, 2025
	Mortgage banking derivatives: Interest rate lock commitments	Total
	(dollars in thousands)
Balance at December 31, 2024	$591	$591
Change in fair value:
Included in income from mortgage banking	527	527
Change in observability of significant inputs:
Included in income from mortgage banking	—	—
Balance at March 31, 2025	$1,118	$1,118

The fair value of mortgage IRLCs at March 31, 2025 was calculated based on a notional amount of $36.6 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At March 31, 2025, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 86.0% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2024 was calculated based on a notional amount of $32.4 million. Significant unobservable inputs were the same as those used for the three months ended March 31, 2025 and assumed a weighted average projected pull-through rate of 90.1% at December 31, 2024. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets, such as other real estate owned and individually evaluated loans, that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. There were no assets for which a nonrecurring fair value adjustment was required as of March 31, 2025 and December 31, 2024.

Note 11 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at March 31, 2025 and December 31, 2024 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2025 and December 31, 2024:

March 31, 2025	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$77,200	$77,200	$77,200	$—	$—
Securities available for sale	343,866	343,866	28,419	315,447	—
Securities held to maturity	26,716	24,226	—	10,367	13,859
Equity securities	311	311	311	—	—
Loans held for investment, net	658,837	632,681	—	—	632,681
Loans held for sale	4,546	4,546	—	4,546	—
Restricted stock	1,748	1,748	1,748	—	—
Loan servicing assets	3,834	7,276	—	7,276	—
Mortgage banking derivatives	1,193	1,193	—	75	1,118
Accrued interest receivable	4,697	4,697	—	—	4,697

FINANCIAL LIABILITIES
Deposits	$1,059,291	1,058,243	—	1,058,243	—
Short-term borrowings	1,467	1,467	—	1,467	—
Long-term borrowings	29,180	25,939	—	—	25,939
Mortgage banking derivatives	102	102	—	102	—
Accrued interest payable	512	512	—	—	512

December 31, 2024	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$52,267	$52,267	$52,267	$—	$—
Securities available for sale	332,986	332,986	29,894	303,092	—
Securities held to maturity	26,745	24,561	—	10,735	13,826
Equity securities	334	334	334	—	—
Loans held for investment, net	660,553	629,111	—	—	629,111
Loans held for sale	4,561	4,561	—	4,561	—
Restricted stock	1,709	1,709	1,709	—	—
Loan servicing assets	3,903	7,323	—	7,323	—
Mortgage banking derivatives	795	795	—	204	591
Accrued interest receivable	4,355	4,355	—	—	4,355

FINANCIAL LIABILITIES
Deposits	$1,030,236	$1,029,696	$—	$1,029,696	$—
Short-term borrowings	1,414	1,414	—	1,414	—
Long-term borrowings	29,161	25,725	—	—	25,725
Accrued interest payable	505	505	—	—	505

At March 31, 2025 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 (Commitments and Contingencies) to the Company’s Notes to Consolidated Financial Statements.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of March 31, 2025 and December 31, 2024.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at March 31, 2025
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$36,569	$1,118
Forward sales commitments	2,639	75
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	34,000	102

Balance at December 31, 2024
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$32,352	$591
Forward sales commitments	2,173	44
To-be-announced mortgage-backed securities trades	25,500	160

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

Note 14 - Segment Reporting

The chief operating decision maker (“CODM”) of the Company is a group of individuals, also referred to as the Executive Management Team, consisting of the Chief Executive Officer, Chief Financial Officer, Chief Operations Officer and Chief Risk Officer. The Executive Management Team is responsible for allocating resources and assessing the performance of the Company.

Segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the CODM. The Executive Management Team has identified three operating segments within the Company, each with a manager that reports directly to the CODM. The Company’s business operating segments are determined based on the nature of the products or services provided and reflect the manner in which financial information is currently evaluated by the Executive Management Team. The three operating segments of the Company are as follows:

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

	Banking, Mortgage and Wealth Management	Other	Consolidated
	(dollars in thousands)
For the Three Months Ended March 31, 2025
Interest income	$13,797	$5	$13,802
Interest expense	4,354	344	4,698
Net interest income	9,443	(339)	9,104
Noninterest income	2,370	11	2,381
Noninterest expense	7,798	130	7,928
Pre-tax, pre-provision income	4,015	(458)	3,557
Provision for (recovery of) credit losses	281	—	281
Provision for income taxes	815	(92)	723
Net income (loss)	$2,919	$(366)	$2,553
Total assets as of March 31, 2025	$1,158,845	$4,564	$1,163,409

For the Three Months Ended March 31, 2024
Interest income	$12,653	$5	$12,658
Interest expense	3,775	345	4,120
Net interest income	8,878	(340)	8,538
Noninterest income	2,250	79	2,329
Noninterest expense	7,754	128	7,882
Pre-tax, pre-provision income	3,374	(389)	2,985
Provision for (recovery of) credit losses	(30)	—	(30)
Provision for income taxes	709	(77)	632
Net income (loss)	$2,695	$(312)	$2,383
Total assets as of December 31, 2024	$1,123,764	$5,044	$1,128,808

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

Comparison of Financial Condition at March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025, the Company’s total assets increased $34.6 million, from $1.13 billion to $1.16 billion.

Cash and cash equivalents increased $24.9 million during the three months ended March 31, 2025, from $52.3 million to $77.2 million. The increase is related to continued growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. For the three-month period ended March 31, 2025, investment securities increased $10.9 million from $359.8 million at December 31, 2024 to $370.7 million at March 31, 2025. At March 31, 2025, the Company had net unrealized losses on securities available for sale of $29.0 million, compared to net unrealized losses of $32.1 million at December 31, 2024, an improvement of $3.1 million. The allowance for credit losses on securities held to maturity was $68,000 at March 31, 2025 and December 31, 2024. The amortized cost basis of securities held to maturity totaled $26.8 million and $26.7 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, equity securities deteriorated in value from $334,000 at December 31, 2024 to $311,000 as a result of the decrease in value in the equity market.

Loans held for sale decreased $15,000 from December 31, 2024 to $4.5 million at March 31, 2025. Loans held for investment decreased from $666.4 million at December 31, 2024 to $664.9 million at March 31, 2025, a decrease of $1.5 million. The Company experienced a net decrease in the loans categorized as “Other Real Estate - Construction,” “Real Estate - 1-4 Family Construction,” “Consumer,” and “Commercial - Other.” All other loan sectors experienced a net increase during the quarter ended March 31, 2025.

The allowance for credit losses on loans was $6.1 million at March 31, 2025, which represented 0.91% of total loans held for investment, compared to $5.8 million, or 0.87% of total loans held for investment, at December 31, 2024. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which decreased $701,000 from $9.0 million at December 31, 2024 to $8.3 million at March 31, 2025 as a result of the improvement in fair value of the available for sale securities portfolio. Interest receivable increased $342,000 from $4.4 million as of December 31, 2024 to $4.7 million at March 31, 2025. Mortgage banking derivatives increased $398,000 during the first three months of 2025, primarily related to an increase in the value of interest rate lock commitments (“IRLCs”). The value of IRLCs appreciated $527,000 during the three-month period ended March 31, 2025 as the notional amount of the mortgage pipeline increased $4.2 million.

Customer deposits, our primary funding source, experienced a $29.1 million increase during the three-month period ended March 31, 2025, increasing from $1.03 billion to $1.06 billion. The overall increase in deposits is attributable to organic deposit growth combined with promotional time deposit offerings. Demand noninterest-bearing checking accounts increased $9.7 million and time deposits increased $5.9 million during the three-month period ended March 31, 2025. Interest checking and money market accounts increased $10.6 million and savings deposits increased $2.8 million during the three months ended March 31, 2025.

Total short-term borrowings increased $53,000 for the three-month period ended March 31, 2025. At March 31, 2025, the Company had $29.2 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that became redeemable by the Company on September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. Of the subordinated debt that remains outstanding at March 31, 2025, $27.3 million qualifies as Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at March 31, 2025.

Other changes in the Company’s liabilities are related to an increase of $705,000 in other liabilities from December 31, 2024 to March 31, 2025 resulting primarily from accrual of reserves for payables due throughout 2025. Mortgage banking derivatives liabilities increased in the form of to-be-announced mortgage-backed securities (“TBAs”) by $102,000 during the same period.

At March 31, 2025, total shareholders’ equity was $62.3 million, an increase of $4.7 million from December 31, 2024. Net income for the three-month period ended March 31, 2025 was $2.6 million, which positively contributed to shareholders’ equity. Improvement in the unrealized loss position of the available for sale securities portfolio also contributed to the increase in shareholders’ equity during the same three-month period. During the three months ended March 31, 2025, the Company repurchased 16,164 shares of common stock at a total cost of $146,000, and the Company paid $139,000 in dividends attributable to noncontrolling interest. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended March 31, 2025 and 2024.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.6 million for the three months ended March 31, 2025, compared to $2.4 million for the three months ended March 31, 2024. Net income available to common shareholders was $2.4 million, or $0.34 per common share, for the three months ended March 31, 2025, compared to $2.2 million, or $0.31 per common share, for the three months ended March 31, 2024. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended March 31, 2025 was $9.1 million, a $566,000 increase from the $8.5 million reported for the comparative period in 2024. During the first three months of 2025, the average yield on our interest-earning assets increased 12 basis points to 5.12% from the same period in 2024, and the average rate we paid for our interest-bearing liabilities increased 13 basis points to 2.36%. These changes resulted in an interest rate spread of 2.77% as of March 31, 2025 and 2024. The Company’s net interest margin was 3.39% for both comparable periods in 2025 and 2024.

The following table presents average balance sheet and a net interest income analysis for the three months ended March 31, 2025 and 2024, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2025	2024	2025	2024	2025	2024
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$303,789	$307,506	$2,777	$2,921	3.67%	3.82%
Non-taxable securities (1)	57,475	57,960	305	312	2.76%	2.71%
Short-term investments	57,265	57,616	490	626	3.43%	4.37%
Equity securities	334	302	5	5	6.00%	6.66%
Taxable loans	654,174	587,282	10,094	8,664	6.19%	5.93%
Non-taxable loans (1)	16,309	17,481	131	130	4.18%	3.75%
Total interest-earning assets	1,089,346	1,028,147	13,802	12,658	5.12%	5.00%
Interest-bearing liabilities:
Interest-bearing deposits	768,284	709,485	4,355	3,729	2.27%	2.11%
Short-term borrowed funds	1,421	5,074	12	61	3.39%	4.84%
Long-term debt	29,168	29,108	331	330	4.55%	4.56%
Total interest-bearing liabilities	798,873	743,667	4,698	4,120	2.36%	2.23%
Net interest spread	$290,473	$284,480	$9,104	$8,538	2.77%	2.77%
Net interest margin (1) (% of earning assets)					3.39%	3.39%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The provision of credit losses was $281,000 for the three months ended March 31, 2025, compared to a recovery of $30,000 for the same period in 2024. There were net loan charge-offs of $47,000 for the three months ended March 31, 2025, as compared to net loan charge-offs of $33,000 during the same period of 2024. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $52,000 for the three-month period ended March 31, 2025, as compared to the same period in 2024. The 2024 period included a loss of $148,000 on the call of a held to maturity security under early redemption provisions, compared to no losses from sales or calls of securities during the 2025 period. Income from mortgage banking increased $217,000 quarter-over-quarter, driven by increased loan pipeline volume and improved pricing on loans. These increases were offset by a decrease in supplemental executive retirement plans of $237,000 based on negative market adjustments.

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

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Income from debit card transactions	$567	$560
Income from credit card transactions	172	173
Gross interchange and transaction fee income	739	733
Network costs - debit card	296	288
Network costs - credit card	194	157
Total	$249	$288

Noninterest Expense

Noninterest expense for the three months ended March 31, 2025 increased by $46,000 from the same period in 2024. Salaries and benefits, the largest component of noninterest expense, increased $206,000 due to wage and benefit increases during 2025. This increase was offset by a $237,000 decrease in supplemental executive retirement plan expense due to negative market value adjustments.

Total other noninterest expense decreased $48,000 for the three months ended March 31, 2025, compared to the same period in 2024. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Office supplies and printing	$28	$20
Franchise and other taxes	34	36
Employee education	30	33
Shareholder relations expense	47	48
Telephone and data lines	51	49
Postage	63	60
Director fees and expense	82	79
Dues and subscriptions	101	82
Armored transport service	34	30
Other	84	165
Total	$554	$602

Income Tax Expense

The Company had income tax expense of $723,000 for the three months ended March 31, 2025 at an effective tax rate of 22.1% compared to income tax expense of $632,000 with an effective tax rate of 21.0% in the comparable 2024 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended March 31, 2025, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to greater projected interest expense for 2025 compared to 2024 and an adjustment in the TEFRA calculation to differentiate between bank qualified and non-bank qualified bonds.

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

At March 31, 2025, there were no individually assessed loans, which includes all collateral dependent loans in nonaccrual status with total relationship exposure greater than or equal to $100,000. As such, there was no allowance for credit losses related to individually evaluated loans at March 31, 2025.

The allowance, expressed as a percentage of gross loans held for investment, increased four basis points from 0.87% at December 31, 2024 to 0.91% at March 31, 2025. The increase in the allowance was driven by growth in commercial and industrial loans with higher loss given default rates and slight increases in the 10-Year T-Bill and unemployment rate forecasts. The ratio of nonaccrual loans to total loans increased from 0.03% at December 31, 2024 to 0.04% at March 31, 2025, and was related to the $79,000 increase in nonaccrual loans. Two loans totaling $124,000 were converted to nonaccrual during the first three months of 2025, offset by paydowns of $5,000 and one loan totaling $40,000 that was moved to other real estate owned.

Other real estate owned increased to $106,000 at March 31, 2025 from $0 at December 31, 2024 as the Bank foreclosed on a first and second mortgage collateralized by the same property.

As of March 31, 2025, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at March 31, 2025 and December 31, 2024:

Nonperforming Assets

(dollars in thousands)

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	271	192
Other real estate owned	106	—
Total nonperforming assets	$377	$192
Allowance for credit losses on loans	$6,065	$5,824
Nonaccrual loans to total loans	0.04%	0.03%
Allowance for credit losses on loans to total loans	0.91%	0.87%
Allowance for credit losses on loans to nonaccrual loans	2238.01%	3033.33%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 39.8% and 38.8% of total deposits at March 31, 2025 and December 31, 2024, respectively. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At March 31, 2025, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the FHLB, with available credit of $176.2 million; and access to borrowings from the FRB discount window, with available credit of $26.1 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of March 31, 2025, $3.0 million remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Interest-earning cash and cash equivalents	67,076	42,554
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	10.1%	6.4%
Total earning assets	6.1%	4.0%
Total deposits	6.3%	4.1%

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital. As of March 31, 2025, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2025, the Company had $29.1 million, net of unamortized debt issuance costs of $212,000, in subordinated debt outstanding, of which $27.3 million qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2025, with the exception of mortgage banking derivatives. See Note 12 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since our 2024 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2025.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2025. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2025.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
January 1, 2025 Through January 31, 2025	—	$—	—	$—
February 1, 2025 Through February 29, 2025	—	$—	—	$—
March 1, 2025 Through March 31, 2025	16,164	$9.06	—	$—
Total	16,164	$9.06	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 6, 2025	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 6, 2025	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer