Form 10-Q
period 2025-06-30
UWHARRIE CAPITAL CORP
filed 2025-08-05
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,011,513 shares of common stock outstanding as of August 4, 2025.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	June 30, 2025 (Unaudited)	December 31, 2024*
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,676	$9,713
Interest-earning deposits with banks	62,598	42,554
Cash and cash equivalents	73,274	52,267
Securities available for sale, at fair value (amortized cost $368,917 and $365,088 respectively)	340,985	332,986
Securities held to maturity, at amortized cost (fair value $21,047 and $24,561 respectively)	23,753	26,813
Less allowance for credit losses on securities held to maturity	(54)	(68)
Net securities held to maturity	23,699	26,745
Equity securities, at fair value	325	334
Loans held for sale	9,147	4,561
Loans held for investment	677,556	666,377
Less allowance for credit losses on loans	(6,231)	(5,824)
Net loans held for investment	671,325	660,553
Premises and equipment, net	14,054	14,479
Interest receivable	4,300	4,355
Restricted stock	1,749	1,709
Bank-owned life insurance	8,008	7,938
Deferred income tax benefit	8,036	8,983
Loan servicing assets	3,828	3,903
Mortgage banking derivatives	1,076	795
Other assets	9,948	9,200
Total assets	$1,169,754	$1,128,808

LIABILITIES
Deposits:
Demand noninterest-bearing	$291,431	$272,355
Interest checking and money market accounts	394,855	395,079
Savings deposits	102,666	92,954
Time deposits, $250,000 and over	127,984	133,335
Other time deposits	145,428	136,513
Total deposits	1,062,364	1,030,236
Short-term borrowed funds	1,132	1,414
Long-term debt	29,200	29,161
Mortgage banking derivatives	170	—
Other liabilities	11,484	10,318
Total liabilities	1,104,350	1,071,129

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,013,052 and 7,077,941 at June 30, 2025 and December 31, 2024, respectively	8,766	8,847
Additional paid-in capital	12,038	12,553
Undivided profits	55,448	50,351
Accumulated other comprehensive loss	(21,503)	(24,727)
Total Uwharrie Capital Corp shareholders’ equity	54,749	47,024
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	65,404	57,679
Total liabilities and shareholders’ equity	$1,169,754	$1,128,808

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$10,479	$9,285	$20,704	$18,079
Investment securities:
Investment securities, taxable	2,876	3,011	5,653	5,932
Investment securities, non-taxable	314	310	619	622
Equity Securities	5	5	10	10
Interest-earning deposits with banks and federal funds sold	662	710	1,152	1,336
Total interest income	14,336	13,321	28,138	25,979
Interest Expense
Interest checking and money market accounts	1,609	1,591	3,169	3,190
Savings deposits	138	135	272	274
Time deposits, $250,000 and over	1,217	1,146	2,560	2,004
Other time deposits	1,306	1,225	2,624	2,358
Short-term borrowed funds	11	76	23	137
Long-term debt	324	332	655	662
Total interest expense	4,605	4,505	9,303	8,625
Net interest income	9,731	8,816	18,835	17,354
Provision for (recovery of) credit losses on:
Loans	242	410	530	405
Securities held to maturity	(14)	—	(14)	10
Unfunded loan commitments	26	21	19	(14)
Total provision for credit losses	254	431	535	401
Net interest income after provision for credit losses	9,477	8,385	18,300	16,953
Noninterest Income
Service charges on deposit accounts	263	267	522	535
Other service fees and commissions	989	897	1,970	1,828
Interchange and card transaction fees, net	308	322	557	610
Loss on sale/call of securities	—	—	—	(148)
Realized/unrealized gain (loss) on equity securities	14	(19)	(9)	22
Income from mortgage banking	1,027	606	2,078	1,440
Supplemental executive retirement plan gain (loss)	373	(34)	124	(46)
Other income	110	187	223	314
Total noninterest income	3,084	2,226	5,465	4,555
Noninterest Expense
Salaries and employee benefits	5,711	5,145	11,131	10,359
Net occupancy expense	433	429	897	854
Equipment expense	207	218	411	425
Data processing costs	228	203	441	433
Loan costs	69	51	158	84
Professional fees and services	267	262	537	526
Marketing and donations	359	339	718	705
Electronic banking expense	123	113	234	213
Software amortization and maintenance	356	329	720	659
FDIC insurance	134	126	263	249
Supplemental executive retirement plan gain (loss)	373	(34)	124	(46)
Other noninterest expense	720	651	1,274	1,253
Total noninterest expense	8,980	7,832	16,908	15,714
Income before income taxes	3,581	2,779	6,857	5,794
Income taxes	757	566	1,480	1,198
Net income	$2,824	$2,213	$5,377	$4,596
Consolidated net income	$2,824	$2,213	$5,377	$4,596
Less: net income attributable to noncontrolling interest	(141)	(141)	(280)	(282)
Net income attributable to common shareholders	2,683	2,072	5,097	4,314
Net income per common share
Basic	$0.38	$0.29	$0.72	$0.60
Diluted	$0.38	$0.29	$0.72	$0.60
Weighted average common shares outstanding
Basic	7,047,162	7,235,539	7,061,434	7,250,231
Diluted	7,047,162	7,235,539	7,061,434	7,250,231

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net income	$2,824	$2,213	$5,377	$4,596
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	1,070	(97)	4,171	(1,542)
Related tax effect	(245)	22	(947)	354
Total other comprehensive income (loss)	825	(75)	3,224	(1,188)
Comprehensive income	3,649	2,138	8,601	3,408
Less: Comprehensive income attributable to noncontrolling interest	(141)	(141)	(280)	(282)
Comprehensive income attributable to Uwharrie Capital Corp	$3,508	$1,997	$8,321	$3,126

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, March 31, 2024	7,103,003	$8,879	$12,735	$44,347	$(26,213)	$10,655	$50,403
Net Income	—	—	—	2,072	—	141	2,213
Repurchase of common stock	(34,426)	(43)	(225)	—	—	—	(268)
Other comprehensive loss	—	—	—	—	(75)	—	(75)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, June 30, 2024	7,068,577	$8,836	$12,510	$46,419	$(26,288)	$10,655	$52,132

Balance, March 31, 2025	7,061,777	$8,827	$12,427	$52,765	$(22,328)	$10,655	$62,346
Net Income	—	—	—	2,683	—	141	2,824
Repurchase of common stock	(48,725)	(61)	(389)	—	—	—	(450)
Other comprehensive income	—	—	—	—	825	—	825
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(38)	(38)
Balance, June 30, 2025	7,013,052	$8,766	$12,038	$55,448	$(21,503)	$10,655	$65,404

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2023	7,124,438	$8,905	$12,876	$42,105	$(25,100)	$10,655	$49,441
Net Income	—	—	—	4,314	—	282	4,596
Repurchase of common stock	(55,861)	(69)	(366)	—	—	—	(435)
Other comprehensive loss	—	—	—	—	(1,188)	—	(1,188)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(208)	(208)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2024	7,068,577	$8,836	$12,510	$46,419	$(26,288)	$10,655	$52,132

Balance, December 31, 2024	7,077,941	$8,847	$12,553	$50,351	$(24,727)	$10,655	$57,679
Net Income	—	—	—	5,097	—	280	5,377
Repurchase of common stock	(64,889)	(81)	(515)	—	—	—	(596)
Other comprehensive income	—	—	—	—	3,224	—	3,224
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2025	7,013,052	$8,766	$12,038	$55,448	$(21,503)	$10,655	$65,404

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
Cash flows from operating activities
Net income	$5,377	$4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	537
Right of use asset amortization	197	192
Provision for for credit losses	535	401
Loss on call of securities held to maturity	—	148
Gain on sale of mortgage loans	(980)	(526)
Gain on sale of OREO	(83)	—
Realized/unrealized (gain) loss on equity securities	9	(22)
Net amortization of premium on investment securities available for sale	896	886
Net amortization of premium on investment securities held to maturity	60	66
Amortization of loan servicing assets	601	611
Originations and purchases of mortgage loans for sale	(84,680)	(51,641)
Proceeds from sales of mortgage loans for sale	81,074	53,251
Mortgage banking derivatives	(111)	(140)
Loan servicing assets	(526)	(413)
Accrued interest receivable	55	(295)
Prepaid assets	(70)	(149)
Cash surrender value of life insurance	(70)	(71)
Miscellaneous other assets	(621)	(312)
Accrued interest payable	(37)	153
Miscellaneous other liabilities	1,184	631
Net cash provided by operating activities	3,347	7,903
Cash flows from investing activities
Proceeds from maturities, calls and paydowns of securities available for sale	23,609	19,225
Proceeds from maturities, calls and paydowns of securities held to maturity	3,000	1,134
Purchase of investment securities available for sale	(28,333)	(35,703)
Purchase of investments in other assets	(57)	(350)
Proceeds from distributions of investments in other assets	—	97
Net change in restricted stock	(40)	(37)
Net increase in loans	(11,408)	(44,725)
Purchase of premises and equipment	(270)	(173)
Proceeds from sale of OREO	189	—
Net cash used by investing activities	(13,310)	(60,532)
Cash flows from financing activities
Net increase in deposit accounts	32,128	42,362
Net increase (decrease) in federal funds purchased and other short-term borrowings	(282)	5,021
Repurchase of common stock, net	(596)	(435)
Dividends paid on preferred stock (noncontrolling interest)	(280)	(282)
Net cash provided by financing activities	30,970	46,666
Increase (decrease) in cash and cash equivalents	21,007	(5,963)
Cash and cash equivalents, beginning of period	52,267	63,434
Cash and cash equivalents, end of period	$73,274	$57,471
Supplemental disclosures of cash flow information
Interest paid	$9,301	$8,430
Income taxes paid	1,771	1,535
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$3,224	$(1,188)
Loans transferred to foreclosed real estate	106	—

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

The allowance for credit losses calculation utilizes a forecast model for the collectively assessed population. Effective June 30, 2025, after multiple periods of parallel modeling using the National Unemployment Rate and the NC Unemployment rate as indices, compared to the National Unemployment Rate and the 10-Year T-Bill which had previously been utilized for this purpose, a change in estimate was incorporated into the model. The change in estimate incorporated more recent data to enhance and maintain reliable results.

In conjunction with this change, it was also necessary to update the framework we use for establishing qualitative reserves, which has likewise been modified to use new indices and metrics. The change in estimate of the forecast model for the collectively assessed population also increased the maximum potential allowance allocated to the qualitative factors. While these changes altered the overall composition of the allowance model, the overall impact is not material.

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

The following table presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Beginning balance	$(22,328)	$(26,213)	$(24,727)	$(25,100)
Other comprehensive income (loss) before reclassifications, net of ($245), $22, ($947) and $354 tax effect, respectively	825	(75)	3,224	(1,188)
Amounts reclassified from accumulated other comprehensive loss, net of $0, $0, $0, and $0 tax effect, respectively	—	—	—	—
Net current-period other comprehensive income (loss)	825	(75)	3,224	(1,188)
Ending balance	$(21,503)	$(26,288)	$(21,503)	$(26,288)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2025 or December 31, 2024. The number of shares and earnings per share for the 2024 periods have been adjusted for the 2% stock dividend declared on October 15, 2024.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$25,872	$—	$2,167	$23,705
U.S. government agencies	46,654	139	739	46,054
GSE - Mortgage-backed securities and CMOs	172,709	592	9,931	163,370
Asset-backed securities	21,974	238	137	22,075
State and political subdivisions	95,708	63	15,817	79,954
Corporate bonds	6,000	—	173	5,827
Total securities available for sale	$368,917	$1,032	$28,964	$340,985

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,753	$—	$1,680	$10,073	$—	$11,753
Corporate bonds	12,000	—	1,026	10,974	54	11,946
Total securities held to maturity	$23,753	$—	$2,706	$21,047	$54	$23,699

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$32,961	$—	$3,067	$29,894
U.S. government agencies	42,667	97	1,035	$41,729
GSE - Mortgage-backed securities and CMOs	165,561	198	12,970	$152,789
Asset-backed securities	23,215	407	44	$23,578
State and political subdivisions	94,684	5	15,436	$79,253
Corporate bonds	6,000	—	257	$5,743
Total securities available for sale	$365,088	$707	$32,809	$332,986

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,813	$—	$1,078	$10,735	$—	$11,813
Corporate bonds	15,000	—	1,174	13,826	68	14,932
Total securities held to maturity	$26,813	$—	$2,252	$24,561	$68	$26,745

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at June 30, 2025 and December 31, 2024. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $789,000 and $750,000 at June 30, 2025 and December 31, 2024, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2025.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the six months ended June 30, 2025.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2024	$—	$68	$68
Recovery of credit losses	—	(14)	(14)
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, June 30, 2025	$—	$54	$54

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at June 30, 2025.

June 30, 2025	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—
Aa1/Aa2/Aa3	11,144	—	11,144
A1/A2	—	—	—
BBB	—	—	—
Not rated	609	12,000	12,609
Total	$11,753	$12,000	$23,753

At June 30, 2025, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the six months ended June 30, 2025.

The Company had no sales of securities available for sale during the six-month periods ended June 30, 2025 and 2024.

At June 30, 2025 and December 31, 2024, securities available for sale with a carrying amount of $151.1 million and $161.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments.

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024.

	Less than 12 Months			12 Months or More			Total
June 30, 2025	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	—	$—	$—	5	$23,705	$2,167	$23,705	$2,167
U.S. government agencies	4	4,240	29	27	20,437	710	24,677	739
GSE-Mortgage-backed securities and CMOs	15	33,637	289	57	88,561	9,642	122,198	9,931
Asset-backed securities	4	4,282	79	4	4,237	58	8,519	137
State and political subdivisions	8	7,604	266	56	68,808	15,551	76,412	15,817
Corporate bonds	—	—	—	3	5,827	173	5,827	173
Total securities available for sale	31	$49,763	$663	152	$211,575	$28,301	$261,338	$28,964

	Less than 12 Months			12 Months or More			Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	7	$29,894	$3,067	$29,894	$3,067
U.S. government agencies	9	9,956	134	24	19,995	901	29,951	1,035
GSE-Mortgage-backed securities and CMOs	19	32,580	313	57	97,798	12,657	130,378	12,970
Asset-backed securities	2	2,872	21	3	4,189	23	7,061	44
State and political subdivisions	5	7,773	253	57	70,169	15,183	77,942	15,436
Corporate bonds	—	—	—	3	5,743	257	5,743	257
Total securities available for sale	35	$53,181	$721	151	$227,788	$32,088	$280,969	$32,809

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At June 30, 2025, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of June 30, 2025:

	June 30, 2025
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	2,105	2,104	4.96%
Due after one but within five years	68,425	64,074	1.93%
Due after five but within ten years	50,143	45,141	2.62%
Due after ten years	248,244	229,666	3.79%
	$368,917	$340,985	3.29%

	June 30, 2025
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due after one but within five years	3,000	2,951	8.52%
Due after five but within ten years	11,620	10,516	4.02%
Due after ten years	9,133	7,580	3.38%
	$23,753	$21,047	4.34%

The portion of unrealized gains and losses for the three and six months ended June 30, 2025 and 2024 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$—

Net gains (losses) recognized during the period on equity securities	$14	$(19)	$(9)	$22
Less: Net gains (losses) recognized from equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$14	$(19)	$(9)	$22

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Commercial
Commercial	$107,449	$104,872
Real estate - commercial	259,418	245,569
Other real estate construction loans	48,024	50,940
Other loans	4,804	6,408
Noncommercial
Real estate 1-4 family construction	21,245	27,789
Real estate - residential	154,807	150,667
Home equity	71,077	68,287
Consumer loans	9,959	11,020
	676,783	665,552
Less:
Allowance for credit losses	(6,231)	(5,824)
Deferred loan costs net	773	825

Loans held for investment, net	$671,325	$660,553

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three and six months ended June 30, 2025 and 2024.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2025	$1,699	$2,324	$340	$20	$57	$809	$652	$164	$6,065
Provision for (recovery of) credit losses	(284)	37	69	(5)	42	455	(2)	(70)	242
Charge-offs	(97)	—	—	—	—	—	—	(6)	(103)
Recoveries	15	—	—	—	—	—	1	11	27
Net (charge-offs) recoveries	(82)	—	—	—	—	—	1	5	(76)
Balance, June 30, 2025	$1,333	$2,361	$409	$15	$99	$1,264	$651	$99	$6,231

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2024	$1,480	$2,033	$323	$11	$34	$855	$600	$187	$5,523
Provision for (recovery of) credit losses	(63)	175	45	(1)	8	107	69	70	410
Charge-offs	(17)	—	—	—	—	—	(1)	(73)	(91)
Recoveries	54	—	—	—	—	—	1	11	66
Net (charge-offs) recoveries	37	—	—	—	—	—	—	(62)	(25)
Balance, June 30, 2024	$1,454	$2,208	$368	$10	$42	$962	$669	$195	$5,908

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824
Provision for (recovery of) credit losses	(130)	95	(3)	(3)	43	482	62	(16)	530
Charge-offs	(113)	—	—	—	—	—	—	(78)	(191)
Recoveries	48	—	—	—	—	1	1	18	68
Net (charge-offs) recoveries	(65)	—	—	—	—	1	1	(60)	(123)
Balance, June 30, 2025	$1,333	$2,361	$409	$15	$99	$1,264	$651	$99	$6,231

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561
Provision for (recovery of) credit losses	(79)	151	(21)	1	11	165	87	90	405
Charge-offs	(17)	—	—	—	—	—	(1)	(118)	(136)
Recoveries	57	—	—	—	—	1	1	19	78
Net (charge-offs) recoveries	40	—	—	—	—	1	—	(99)	(58)
Balance, June 30, 2024	$1,454	$2,208	$368	$10	$42	$962	$669	$195	$5,908

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

June 30, 2025	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$—	$—	$—	$107,448	$107,448	$—
Real estate - commercial	—	—	—	259,520	259,520	—
Other real estate construction	—	—	—	48,024	48,024	—
Real estate 1-4 family construction	—	—	—	21,245	21,245	—
Real estate - residential	534	204	738	154,741	155,479	—
Home equity	156	107	263	70,814	71,077	—
Consumer loans	23	—	23	9,936	9,959	—
Other loans	—	—	—	4,804	4,804	—
Total	$713	$311	$1,024	$676,532	$677,556	$—

December 31, 2024	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$9	$88	$97	$104,773	$104,870	$—
Real estate - commercial	43	—	43	245,636	245,679	—
Other real estate construction	—	—	—	50,940	50,940	—
Real estate 1-4 family construction	—	—	—	27,789	27,789	—
Real estate - residential	429	64	493	150,891	151,384	—
Home equity	176	40	216	68,071	68,287	—
Consumer loan	42	—	42	10,978	11,020	—
Other loans	—	—	—	6,408	6,408	—
Total	$699	$192	$891	$665,486	$666,377	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The carrying value of foreclosed properties held as other real estate was $0 at June 30, 2025 and December 31, 2024. The Company had no foreclosed residential real estate and no residential real estate in process of foreclosure at June 30, 2025. At December 31, 2024, the Company had no foreclosed residential real estate and $93,000 of residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of June 30, 2025 and December 31, 2024 was as follows:

Six Months Ended
	June 30, 2025			June 30, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	204	204	9
Home equity	—	107	107	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$311	$311	$9

				Six Months Ended
	December 31, 2024			June 30, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$88	$88	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	64	64	17
Home equity	—	40	40	2
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$192	$192	$19

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

The following table details the amortized cost of collateral dependent loans and any related allowance at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	135	18	—	—
Home equity	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$135	$18	$—	$—

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2025:

June 30, 2025	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$20,865	$23,389	$19,271	$11,321	$9,293	$7,987	$15,238	$107,364
Watch	5	37	4	—	—	—	38	84
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	20,870	23,426	19,275	11,321	9,293	7,987	15,276	107,448

Real estate - commercial
Pass	18,705	44,982	36,084	40,309	32,182	50,242	29,802	252,306
Watch	—	—	6,225	—	—	58	—	6,283
Special Mention	—	—	—	—	544	28	—	572
Substandard	—	—	—	—	—	359	—	359
Total real estate - commercial	18,705	44,982	42,309	40,309	32,726	50,687	29,802	259,520

Other real estate construction
Pass	3,624	18,370	13,379	3,183	1,575	4,354	3,539	48,024
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	3,624	18,370	13,379	3,183	1,575	4,354	3,539	48,024

Real estate 1-4 family construction
Pass	2,911	4,467	—	—	—	—	13,867	21,245
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	2,911	4,467	—	—	—	—	13,867	21,245

Real estate - residential
Pass	10,952	12,782	18,479	18,969	11,798	13,262	67,294	153,536
Watch	323	—	—	—	202	696	—	1,221
Special Mention	—	—	102	—	119	64	—	285
Substandard	—	—	—	—	—	437	—	437
Total real estate - residential	11,275	12,782	18,581	18,969	12,119	14,459	67,294	155,479

Home equity
Pass	2,797	7,188	4,751	6,307	3,264	9,095	37,258	70,660
Watch	—	—	—	16	—	99	—	115
Special Mention	—	—	75	100	—	20	—	195
Substandard	—	—	—	—	107	—	—	107
Total home equity	2,797	7,188	4,826	6,423	3,371	9,214	37,258	71,077

Consumer loans
Pass	1,093	1,415	682	266	16	406	6,016	9,894
Watch	—	65	—	—	—	—	—	65
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	1,093	1,480	682	266	16	406	6,016	9,959

Other loans
Pass	—	636	—	1,598	937	1,471	162	4,804
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	—	636	—	1,598	937	1,471	162	4,804

Total Pass	60,947	113,229	92,646	81,953	59,065	86,817	173,176	667,833
Total Watch	328	102	6,229	16	202	853	38	7,768
Total Special Mention	—	—	177	100	663	112	—	1,052
Total Substandard	—	—	—	—	107	796	—	903
Total loans	$61,275	$113,331	$99,052	$82,069	$60,037	$88,578	$173,214	$677,556

During the six months ended June 30, 2025, fifty-one loans totaling $5.5 million were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

December 31, 2024	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$25,634	$18,992	$14,319	$11,948	$2,292	$10,270	$20,964	$104,419
Watch	48	117	—	—	—	—	182	347
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	15	—	88	—	—	—	103
Total commercial	25,682	19,124	14,319	12,036	2,292	10,270	21,146	104,869

Real estate - commercial
Pass	38,684	55,090	48,600	30,383	20,722	48,127	3,040	244,646
Watch	—	—	—	—	—	63	—	63
Special Mention	—	—	—	561	—	32	—	593
Substandard	—	—	—	—	113	264	—	377
Total real estate - commercial	38,684	55,090	48,600	30,944	20,835	48,486	3,040	245,679

Other real estate construction
Pass	22,447	15,004	4,981	2,287	3,211	2,172	795	50,897
Watch	—	—	—	—	—	44	—	44
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,447	15,004	4,981	2,287	3,211	2,216	795	50,941

Real estate 1-4 family construction
Pass	19,845	7,944	—	—	—	—	—	27,789
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	19,845	7,944	—	—	—	—	—	27,789

Real estate - residential
Pass	29,936	37,448	34,018	21,613	10,473	14,397	1,829	149,714
Watch	—	—	—	204	365	490	—	1,059
Special Mention	—	104	—	122	—	83	—	309
Substandard	—	—	—	—	—	302	—	302
Total real estate - residential	29,936	37,552	34,018	21,939	10,838	15,272	1,829	151,384

Home equity
Pass	57	255	159	192	402	1,679	65,158	67,902
Watch	—	—	—	—	—	84	140	224
Special Mention	—	—	100	—	—	20	—	120
Substandard	—	—	—	—	—	41	—	41
Total home equity	57	255	259	192	402	1,824	65,298	68,287

Consumer loans
Pass	3,934	1,944	985	170	70	320	3,586	11,009
Watch	11	—	—	—	—	—	—	11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,945	1,944	985	170	70	320	3,586	11,020

Other loans
Pass	644	—	1,598	2,602	1,211	353	—	6,408
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	644	—	1,598	2,602	1,211	353	—	6,408

Total Pass	141,181	136,677	104,660	69,195	38,381	77,318	95,372	662,784
Total Watch	59	117	—	204	365	681	322	1,748
Total Special Mention	—	104	100	683	—	135	—	1,022
Total Substandard	—	15	—	88	113	607	—	823
Total loans	$141,240	$136,913	$104,760	$70,170	$38,859	$78,741	$95,694	$666,377

The following tables present gross charge-offs by origination date as of June 30, 2025 and December 31, 2024:

June 30, 2025	Gross Loan Charge-offs by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$9	$—	$16	$88	$—	$—	$113
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	29	5	2	—	2	40	78
Total charge-offs	$—	$38	$5	$18	$88	$2	$40	$191

December 31, 2024	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$10	$—	$137	$164	$—	$10	$321
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	1	—	1
Consumer loans	12	51	7	12	7	4	65	158
Total charge-offs	$12	$61	$7	$149	$171	$5	$75	$480

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both June 30, 2025 and December 31, 2024 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2025 and December 31, 2024:

June 30, 2025	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$107,448	$—	$107,448
Real estate - commercial	259,520	—	259,520
Other real estate construction	48,024	—	48,024
Real estate 1-4 family construction	21,245	—	21,245
Real estate - residential	155,275	204	155,479
Home equity	70,970	107	71,077
Consumer loans	9,959	—	9,959
Other loans	4,804	—	4,804
Total	$677,245	$311	$677,556

December 31, 2024	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$104,782	$88	$104,870
Real estate - commercial	245,679	—	245,679
Other real estate construction	50,940	—	50,940
Real estate 1-4 family construction	27,789	—	27,789
Real estate - residential	151,320	64	151,384
Home equity	68,247	40	68,287
Consumer loans	11,020	—	11,020
Other loans	6,408	—	6,408
Total	$666,185	$192	$666,377

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

There were no loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2025 or during the twelve months ended December 31, 2024. As such, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2025 or during the twelve months ended December 31, 2024 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of one to four years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2025, operating lease ROU assets were $912,000 and the operating lease liability was $985,000, compared to operating lease ROU assets of $1.1 million and an operating lease liability of $1.2 million at December 31, 2024. Lease costs associated with all leases was $106,000 and $212,000 for the three and six months ended June 30, 2025, respectively.

The table below summarizes other information related to our operating leases:

	Six Months Ended June 30,
	2025	2024
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$226	$221
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	2.6	3.5
Weighted-average discount rate - operating leases	2.70%	2.61%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2025
(dollars in thousands)
2025	$230
2026	416
2027	260
2028	97
2029	20
Thereafter	-
Total lease payments	1,023
Less: Interest	(38)
Present value of lease liabilities	$985

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

At June 30, 2025 and December 31, 2024, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Commitments to extend credit	$221,847	$224,708
Credit card commitments	26,344	26,715
Standby letters of credit	8,136	8,141
Total commitments	$256,327	$259,564

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $186,000 and $167,000 at June 30, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2025.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2024	$167
Provision for credit losses	19
Balance, June 30, 2025	$186

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$23,705	$23,705	$—	$—
U.S. government agencies	46,054	—	46,054	—
GSE - Mortgage-backed securities and CMOs	163,370	—	163,370	—
Asset-backed securities	22,075	—	22,075	—
State and political subdivisions	79,954	—	79,954	—
Corporate bonds	5,827	—	5,827	—
Equity securities	325	325	—	—
Mortgage banking derivatives	1,076	—	104	972
Total assets at fair value on a recurring basis	$342,386	$24,030	$317,384	$972
Mortgage banking derivatives	$170	$—	$170	$—
Total liabilities at fair value on a recurring basis	$170	$—	$170	$—

	December 31, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$29,894	$29,894	$—	$—
U.S. government agencies	41,729	—	41,729	—
GSE - Mortgage-backed securities and CMOs	152,789	—	152,789	—
Asset-backed securities	23,578	—	23,578	—
State and political subdivisions	79,253	—	79,253	—
Corporate bonds	5,743	—	5,743	—
Equity securities	334	334	—	—
Mortgage banking derivatives	795	—	204	591
Total assets at fair value on a recurring basis	$334,115	$30,228	$303,296	$591
Mortgage banking derivatives	$—	$—	$—	$—
Total liabilities at fair value on a recurring basis	$—	$—	$—	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	June 30, 2025
	Mortgage banking derivatives: Interest rate lock commitments	Total
	(dollars in thousands)
Balance at December 31, 2024	$591	$591
Change in fair value:
Included in income from mortgage banking	381	381
Change in observability of significant inputs:
Included in income from mortgage banking	—	—
Balance at June 30, 2025	$972	$972

The fair value of mortgage IRLCs at June 30, 2025 was calculated based on a notional amount of $33.6 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At June 30, 2025, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 84.7% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2024 was calculated based on a notional amount of $32.4 million. Significant unobservable inputs were the same as those used for the six months ended June 30, 2025 and assumed a weighted average projected pull-through rate of 90.1% at December 31, 2024. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets, such as other real estate owned and individually evaluated loans, that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2025. There were no assets for which a nonrecurring fair value adjustment was required as of December 31, 2024.

	June 30, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$118	$—	$—	$118
Total assets at fair value on a nonrecurring basis	$118	$—	$—	$118

The following table provides quantitative information about Level 3 fair value measurements:

June 30, 2025
	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	10 - 25%

Note 11 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at June 30, 2025 and December 31, 2024 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2025 and December 31, 2024:

June 30, 2025	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$73,274	$73,274	$73,274	$—	$—
Securities available for sale	340,985	340,985	23,705	317,280	—
Securities held to maturity	23,699	21,047	—	10,073	10,974
Equity securities	325	325	325	—	—
Loans held for investment, net	671,325	642,928	—	—	642,928
Loans held for sale	9,147	9,147	—	9,147	—
Restricted stock	1,749	1,749	1,749	—	—
Loan servicing assets	3,828	7,447	—	7,447	—
Mortgage banking derivatives	1,076	1,076	—	104	972
Accrued interest receivable	4,300	4,300	—	—	4,300

FINANCIAL LIABILITIES
Deposits	$1,062,364	1,061,735	—	1,061,735	—
Short-term borrowings	1,132	1,132	—	1,132	—
Long-term borrowings	29,200	26,150	—	—	26,150
Mortgage banking derivatives	170	170	—	170	—
Accrued interest payable	468	468	—	—	468

December 31, 2024	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$52,267	$52,267	$52,267	$—	$—
Securities available for sale	332,986	332,986	29,894	303,092	—
Securities held to maturity	26,745	24,561	—	10,735	13,826
Equity securities	334	334	334	—	—
Loans held for investment, net	660,553	629,111	—	—	629,111
Loans held for sale	4,561	4,561	—	4,561	—
Restricted stock	1,709	1,709	1,709	—	—
Loan servicing assets	3,903	7,323	—	7,323	—
Mortgage banking derivatives	795	795	—	204	591
Accrued interest receivable	4,355	4,355	—	—	4,355

FINANCIAL LIABILITIES
Deposits	$1,030,236	$1,029,696	$—	$1,029,696	$—
Short-term borrowings	1,414	1,414	—	1,414	—
Long-term borrowings	29,161	25,725	—	—	25,725
Accrued interest payable	505	505	—	—	505

At June 30, 2025 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 (Commitments and Contingencies) to the Company’s Notes to Consolidated Financial Statements.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of June 30, 2025 and December 31, 2024.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at June 30, 2025
Included in mortgage banking derivative assets:
Interest rate lock commitments	$33,610	$972
Forward sales commitments	5,474	104
Included in mortgage banking derivative liabilities:
To-be-announced mortgage-backed securities trades	38,500	170

Balance at December 31, 2024
Included in mortgage banking derivative assets:
Interest rate lock commitments	$32,352	$591
Forward sales commitments	2,173	44
To-be-announced mortgage-backed securities trades	25,500	160

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances income tax disclosure requirements. Under the new guidance, entities must disclose additional information in specified categories for federal, state and foreign income taxes with respect to the reconciliation of the effective tax rate to the statutory rate (rate reconciliation). Greater detail is also required about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. Additionally, the amendments require that entities must disaggregate income taxes paid, net of refunds received, for federal, state and foreign taxes and further disaggregate for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The quantitative threshold is equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. ASU 2023-09 is effective for the Company on January 1, 2025, though early adoption is permitted. Entities may apply the amendments prospectively or may elect retrospective application. The Company does not expect the adoption of the ASU to have a material impact on the Company's financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” requiring public business entities to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied prospectively. The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). The Company is currently evaluating income tax implications of the Act. The Company does not expect the Act to have a material impact on the Company's financial statements.

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

	Banking, Mortgage and Wealth Management	Other	Consolidated
	(dollars in thousands)
For the Three Months Ended June 30, 2025
Interest income	$14,331	$5	$14,336
Interest expense	4,270	335	4,605
Net interest income	10,061	(330)	9,731
Noninterest income	3,023	61	3,084
Noninterest expense	8,834	146	8,980
Pre-tax, pre-provision income	4,250	(415)	3,835
Provision for (recovery of) credit losses	254	—	254
Provision for income taxes	841	(84)	757
Net income (loss)	$3,155	$(331)	$2,824

For the Six Months Ended June 30, 2025
Interest income	$28,128	$10	$28,138
Interest expense	8,625	678	9,303
Net interest income	19,503	(668)	18,835
Noninterest income	5,393	72	5,465
Noninterest expense	16,631	277	16,908
Pre-tax, pre-provision income	8,265	(873)	7,392
Provision for (recovery of) credit losses	535	—	535
Provision for income taxes	1,656	(176)	1,480
Net income (loss)	$6,074	$(697)	$5,377

Total assets as of June 30, 2025	$1,166,175	$3,579	$1,169,754

For the Three Months Ended June 30, 2024
Interest income	$13,316	$5	$13,321
Interest expense	4,158	347	4,505
Net interest income	9,158	(342)	8,816
Noninterest income	2,218	8	2,226
Noninterest expense	7,699	133	7,832
Pre-tax, pre-provision income	3,677	(467)	3,210
Provision for (recovery of) credit losses	431	—	431
Provision for income taxes	660	(94)	566
Net income (loss)	$2,586	$(373)	$2,213

For the Six Months Ended June 30, 2024
Interest income	$25,969	$10	$25,979
Interest expense	7,934	691	8,625
Net interest income	18,035	(681)	17,354
Noninterest income	4,468	87	4,555
Noninterest expense	15,453	261	15,714
Pre-tax, pre-provision income	7,050	(855)	6,195
Provision for (recovery of) credit losses	401	—	401
Provision for income taxes	1,369	(171)	1,198
Net income (loss)	$5,280	$(684)	$4,596

Total assets as of December 31, 2024	$1,123,764	$5,044	$1,128,808

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025, the Company’s total assets increased $40.9 million, from $1.13 billion to $1.17 billion.

Cash and cash equivalents increased $21.0 million during the six months ended June 30, 2025, from $52.3 million to $73.3 million. The increase in cash and cash equivalents is the result of growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. For the six-month period ended June 30, 2025, investment securities increased $4.9 million from $359.8 million at December 31, 2024 to $364.7 million at June 30, 2025. At June 30, 2025, the Company had net unrealized losses on securities available for sale of $27.9 million, compared to net unrealized losses of $32.1 million at December 31, 2024, an improvement of $4.2 million. During the first six months of 2025, a $14,000 recovery was recorded against the allowance for credit losses on securities held to maturity, bringing the balance to $54,000 at June 30, 2025 compared to $68,000 at December 31, 2024. The amortized cost basis of securities held to maturity totaled $23.8 million and $26.8 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, equity securities deteriorated in value from $334,000 at December 31, 2024 to $325,000 as a result of the decrease in value in the equity market.

Loans held for sale increased $4.6 million from December 31, 2024 to $9.1 million at June 30, 2025. Loans held for investment increased from $666.4 million at December 31, 2024 to $677.6 million at June 30, 2025, an increase of $11.2 million. The Company experienced a net decrease in loans categorized as “Other Real Estate - Construction,” “Real Estate - 1-4 Family Construction,” “Consumer,” and “Commercial - Other.” All other loan sectors experienced a net increase during the quarter ended June 30, 2025.

The allowance for credit losses on loans was $6.2 million at June 30, 2025, which represented 0.92% of total loans held for investment, compared to $5.8 million, or 0.87% of total loans held for investment, at December 31, 2024. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which decreased $947,000 from $9.0 million at December 31, 2024 to $8.0 million at June 30, 2025 as a result of the improvement in fair value of the available for sale securities portfolio. Mortgage banking derivatives increased $281,000 during the first six months of 2025, primarily related to an increase in the value of interest rate lock commitments (“IRLCs”). The value of IRLCs appreciated $381,000 during the six-month period ended June 30, 2025 as the notional amount of the mortgage pipeline increased $1.3 million. Annual Company contributions, enhanced by positive market adjustments, increased the balance of supplemental executive retirement plans (“SERP”) by $348,000 during the six months ended June 30, 2025.

Customer deposits, our primary funding source, experienced a $32.1 million increase during the six-month period ended June 30, 2025, increasing from $1.03 billion to $1.06 billion. The overall increase in deposits is attributable to organic deposit growth combined with higher yielding time deposit products. Demand noninterest-bearing checking accounts increased $19.1 million and time deposits increased $3.6 million during the six-month period ended June 30, 2025. Interest checking and money market accounts decreased $224,000 and savings deposits increased $9.7 million during the six months ended June 30, 2025.

Total short-term borrowings decreased $282,000 for the six-month period ended June 30, 2025. At June 30, 2025, the Company had $29.2 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that became redeemable by the Company on September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. Of the subordinated debt that remains outstanding at June 30, 2025, $27.3 million qualifies as Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at June 30, 2025.

Other changes in the Company’s liabilities are related to an increase of $1.2 million in other liabilities from December 31, 2024 to June 30, 2025, $529,000 of which is related to the accrual of reserves for payables due throughout 2025. As with SERP assets mentioned above, SERP liabilities increased $348,000. Mortgage banking derivative liabilities increased in the form of to-be-announced mortgage-backed securities (“TBAs”) by $170,000 during the same period.

At June 30, 2025, total shareholders’ equity was $65.4 million, an increase of $7.7 million from December 31, 2024. Net income for the six-month period ended June 30, 2025 was $5.4 million, which positively contributed to shareholders’ equity. Improvement in the unrealized loss position of the available for sale securities portfolio also contributed to the increase in shareholders’ equity during the same six-month period. During the six months ended June 30, 2025, the Company repurchased 64,889 shares of common stock at a total cost of $596,000, and the Company paid $280,000 in dividends attributable to noncontrolling interest. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended June 30, 2025 and 2024.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.8 million for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024. Net income available to common shareholders was $2.7 million, or $0.38 per common share, for the three months ended June 30, 2025, compared to $2.1 million, or $0.29 per common share, for the three months ended June 30, 2024. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended June 30, 2025 was $9.7 million, a $915,000 increase from the $8.8 million reported for the comparative period in 2024. During the second quarter of 2025, the average yield on our interest-earning assets increased 8 basis points to 5.22% from the same period in 2024, and the average rate we paid for our interest-bearing liabilities decreased 9 basis points to 2.31%. These changes resulted in an interest rate spread of 2.91% as of June 30, 2025, compared to 2.74% as of June 30, 2024. The Company’s net interest margin was 3.56% and 3.42% for the comparable periods in 2025 and 2024, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended June 30, 2025 and 2024, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2025	2024	2025	2024	2025	2024
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$307,652	$309,283	$2,876	$3,011	3.75%	3.92%
Non-taxable securities (1)	58,756	57,908	314	310	2.73%	2.70%
Short-term investments	62,577	57,206	662	710	4.24%	4.99%
Equity securities	311	343	5	5	6.45%	5.86%
Taxable loans	668,533	609,358	10,391	9,151	6.23%	6.04%
Non-taxable loans (1)	12,057	17,312	88	134	3.73%	3.91%
Total interest-earning assets	1,109,886	1,051,410	14,336	13,321	5.22%	5.14%
Interest-bearing liabilities:
Interest-bearing deposits	769,483	720,248	4,270	4,097	2.23%	2.29%
Short-term borrowed funds	1,233	6,283	11	76	3.58%	4.87%
Long-term debt	29,189	29,127	324	332	4.45%	4.58%
Total interest bearing liabilities	799,905	755,658	4,605	4,505	2.31%	2.40%
Net interest spread	$309,981	$295,752	$9,731	$8,816	2.91%	2.74%
Net interest margin (1) (% of earning assets)					3.56%	3.42%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses was $254,000 for the three months ended June 30, 2025, compared to a provision of $431,000 for the same period in 2024. There were net loan charge-offs of $76,000 for the three months ended June 30, 2025, as compared to net loan charge-offs of $24,000 during the same period of 2024. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $858,000 for the three-month period ended June 30, 2025, as compared to the same period in 2024. Income from mortgage banking increased $421,000 quarter-over-quarter, driven by increased loan pipeline volume. Income associated with market adjustments on supplemental executive retirement plans increased by $407,000 during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

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

	Three Months Ended June 30,
	2025	2024
	(dollars in thousands)
Income from debit card transactions	$618	$592
Income from credit card transactions	174	177
Gross interchange and transaction fee income	792	769
Network costs - debit card	306	281
Network costs - credit card	178	166
Total	$308	$322

Noninterest Expense

Noninterest expense for the three months ended June 30, 2025 increased by $1.1 million from the same period in 2024. Salaries and benefits, the largest component of noninterest expense, increased $566,000 due to wage increases and more commissions paid on increased production in the mortgage division during 2025. Expense associated with market adjustments on supplemental executive retirement plans increased by $407,000 during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Total other noninterest expense increased $69,000 for the three months ended June 30, 2025, compared to the same period in 2024. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended June 30,
	2025	2024
	(dollars in thousands)
Office supplies and printing	$29	$17
Franchise and other taxes	57	26
Employee education	30	40
Shareholder relations expense	46	48
Telephone and data lines	43	53
Postage	70	57
Director fees and expense	78	65
Dues and subscriptions	114	93
Armored transport service	37	35
Other	216	217
Total	$720	$651

Income Tax Expense

The Company had income tax expense of $757,000 for the three months ended June 31, 2025 at an effective tax rate of 21.1% compared to income tax expense of $566,000 with an effective tax rate of 20.4% in the comparable 2024 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended June 30, 2025, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to greater projected interest expense for 2025 compared to 2024.

Results of Operations for the Six Months Ended June 30, 2025 and 2024.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $5.4 million for the six months ended June 30, 2025, as compared to $4.6 million for the six months ended June 30, 2024, an increase of $781,000. Net income available to common shareholders was $5.1 million, or $0.72 per common share, for the six months ended June 30, 2025, compared to $4.3 million, or $0.60 per common share, for the six months ended June 30, 2024. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2025 was $18.8 million, a $1.5 million increase from the $17.4 million reported for the comparative period in 2024. During the first six months of 2025, the average yield on our interest-earning assets increased 13 basis points to 5.20% from the same period in 2024, and the average rate we paid for our interest-bearing liabilities increased 4 basis points to 2.35%. These changes resulted in a higher interest rate spread of 2.85% as of June 30, 2025, compared to 2.76% as of June 30, 2024. The Company’s net interest margin was 3.49% and 3.40% for the comparable periods in 2025 and 2024, respectively.

The following table presents average balance sheet and a net interest income analysis for the six months ended June 30, 2025 and 2024, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2025	2024	2025	2024	2025	2024
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$304,914	$308,501	$5,653	$5,932	3.74%	3.87%
Non-taxable securities (1)	58,970	57,855	619	622	2.69%	2.71%
Short-term investments	59,935	57,411	1,152	1,336	3.88%	4.68%
Equity securities	323	322	10	10	6.24%	6.25%
Taxable loans	661,407	598,320	20,485	17,815	6.25%	5.99%
Non-taxable loans (1)	14,158	17,397	219	264	3.96%	3.83%
Total interest-earning assets	1,099,707	1,039,806	28,138	25,979	5.20%	5.07%
Interest-bearing liabilities:
Interest-bearing deposits	768,887	714,866	8,625	7,826	2.26%	2.20%
Short-term borrowed funds	1,326	5,679	23	137	3.50%	4.85%
Long-term debt	29,179	29,118	655	662	4.53%	4.57%
Total interest-bearing liabilities	799,392	749,663	9,303	8,625	2.35%	2.31%
Net interest spread	$300,315	$290,143	$18,835	$17,354	2.85%	2.76%
Net interest margin (1) (% of earning assets)					3.49%	3.40%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses was $535,000 for the six months ended June 30, 2025, compared to a provision of $401,000 for the same period in 2024. There were net loan charge-offs of $123,000 for the six months ended June 30, 2025, as compared to net loan charge-offs of $58,000 during the same period of 2024. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $910,000 for the six-month period ended June 30, 2025, as compared to the same period in 2024. The primary factor contributing to the overall improvement in noninterest income was an increase of $638,000 in income from mortgage banking. This improvement is the result of an increased loan pipeline and improved pricing on loans. The 2024 period included a loss of $148,000 on the call of a held to maturity security under early redemption provisions, compared to no losses from sales or calls of securities during the 2025 period. Another factor contributing to the overall increase was a $170,000 increase in income associated with market adjustments on supplemental executive retirement plans during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

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

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
Income from debit card transactions	$1,185	$1,152
Income from credit card transactions	346	350
Gross interchange and transaction fee income	1,531	1,502
Network costs - debit card	602	569
Network costs - credit card	372	323
Total	$557	$610

Noninterest Expense

Noninterest expense for the six months ended June 30, 2025 increased by $1.2 million from the same period in 2024, to $16.9 million. Salaries and employee benefits contributed $772,000 to the increase in noninterest expense due to wage increases and more commissions paid on increased production in the mortgage division during the first six months of 2025.

Total other noninterest expense increased $21,000 for the six months ended June 30, 2025, compared to the same period in 2024. The table below reflects the composition of other noninterest expense for the referenced periods.

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
Office supplies and printing	$57	$37
Franchise and other taxes	90	62
Employee education	61	73
Shareholder relations expense	93	96
Telephone and data lines	94	102
Postage	133	117
Director fees and expense	160	143
Dues and subscriptions	215	175
Armored transport service	70	65
Other	301	383
Total	$1,274	$1,253

Income Tax Expense

The Company had income tax expense of $1.5 million for the six months ended June 30, 2025 at an effective tax rate of 21.6% compared to income tax expense of $1.2 million with an effective tax rate of 20.7% in the comparable 2024 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the six months ended June 30, 2025, the effective tax rate increased due to the increase in interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The larger disallowance is due to greater projected interest expense for 2025 compared to 2024.

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

The Company individually reviews loans when it is determined that it does not share similar risk characteristics with other loans and with total relationship exposure greater than or equal to $100,000 that are determined to be collateral dependent. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate. This evaluation is inherently subjective, as it requires material estimates, including internal and external appraisal services. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses on loans and may require additions for estimated losses based upon judgments different from those of management.

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

At June 30, 2025, the level of our individually assessed loans, which includes all collateral dependent loans in nonaccrual status with total relationship exposure greater than or equal to $100,000, was $136,000. The allowance for credit losses related to individually evaluated loans was $18,000 at June 30, 2025.

The allowance, expressed as a percentage of gross loans held for investment, increased five basis points from 0.87% at December 31, 2024 to 0.92% at June 30, 2025. The change in estimate of the allowance model altered the allocation of these percentages between the collectively assessed population and qualitative factors. The collectively assessed portion decreased from 0.75% at December 31, 2024 to 0.51% at June 30, 2025, and the qualitative factors portion increased from 0.12% to 0.41% over the same period. The increase in the allowance was driven by overall loan growth of $15.8 million, growth in commercial and industrial loans with higher loss given default rates and increases in the National unemployment rate forecasts. The ratio of nonaccrual loans to total loans increased from 0.03% at December 31, 2024 to 0.05% at June 30, 2025, and was related to the $119,000 increase in nonaccrual loans. Three loans totaling $260,000 were converted to nonaccrual during the first half of 2025, offset by paydowns of $13,000, two loans totaling $88,000 that were charged off, and one loan totaling $40,000 that was moved to other real estate owned and subsequently sold.

Other real estate owned was $0 at June 30, 2025 and December 31, 2024.

As of June 30, 2025, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at June 30, 2025 and December 31, 2024:

Nonperforming Assets

(dollars in thousands)

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	311	192
Other real estate owned	—	—
Total nonperforming assets	$311	$192
Allowance for credit losses on loans	$6,231	$5,824
Nonaccrual loans to total loans	0.05%	0.03%
Allowance for credit losses on loans to total loans	0.92%	0.87%
Allowance for credit losses on loans to nonaccrual loans	2003.54%	3033.33%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 39.2% and 38.8% of total deposits at June 30, 2025 and December 31, 2024, respectively. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At June 30, 2025, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the FHLB, with available credit of $174.9 million; and access to borrowings from the FRB discount window, with available credit of $28.1 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of June 30, 2025, $3.0 million remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Interest-earning cash and cash equivalents	62,598	42,554
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	9.2%	6.4%
Total earning assets	5.6%	4.0%
Total deposits	5.9%	4.1%

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital. As of June 30, 2025, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2025, the Company had $29.2 million, net of unamortized debt issuance costs of $192,000, in subordinated debt outstanding, of which $27.3 million qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2025, with the exception of mortgage banking derivatives. See Note 12 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2025. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2025.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
April 1, 2025 Through April 30, 2025	—	$—	—	$—
May 1, 2025 Through May 31, 2025	14,978	$8.79	—	$—
June 1, 2025 Through June 30, 2025	33,747	$9.43	—	$—
Total	48,725	$9.23	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 5, 2025	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 5, 2025	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer