Form 10-Q
period 2025-09-30
UWHARRIE CAPITAL CORP
filed 2025-11-04
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,988,394 shares of common stock outstanding as of November 3, 2025.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	September 30, 2025 (Unaudited)	December 31, 2024*
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,768	$9,713
Interest-earning deposits with banks	100,250	42,554
Cash and cash equivalents	111,018	52,267
Securities available for sale, at fair value (amortized cost $378,890 and $365,088 respectively)	354,920	332,986
Securities held to maturity, at amortized cost (fair value $20,016 and $24,561 respectively)	22,023	26,813
Less allowance for credit losses on securities held to maturity	(46)	(68)
Net securities held to maturity	21,977	26,745
Equity securities, at fair value	332	334
Loans held for sale	5,083	4,561
Loans held for investment	677,390	666,377
Less allowance for credit losses on loans	(6,356)	(5,824)
Net loans held for investment	671,034	660,553
Premises and equipment, net	14,171	14,479
Interest receivable	4,700	4,355
Restricted stock	1,779	1,709
Bank-owned life insurance	8,044	7,938
Deferred income tax benefit	7,132	8,983
Loan servicing assets	3,799	3,903
Mortgage banking derivatives	944	795
Other assets	10,893	9,200
Total assets	$1,215,826	$1,128,808

LIABILITIES
Deposits:
Demand noninterest-bearing	$287,219	$272,355
Interest checking and money market accounts	429,147	395,079
Savings deposits	100,842	92,954
Time deposits, $250,000 and over	137,654	133,335
Other time deposits	149,191	136,513
Total deposits	1,104,053	1,030,236
Short-term borrowed funds	43	1,414
Long-term debt	29,219	29,161
Mortgage banking derivatives	52	—
Other liabilities	11,493	10,318
Total liabilities	1,144,860	1,071,129

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,988,394 and 7,077,941 at September 30, 2025 and December 31, 2024, respectively	8,735	8,847
Common stock dividend distributable	262	—
Additional paid-in capital	13,666	12,553
Undivided profits	56,089	50,351
Accumulated other comprehensive loss	(18,441)	(24,727)
Total Uwharrie Capital Corp shareholders’ equity	60,311	47,024
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	70,966	57,679
Total liabilities and shareholders’ equity	$1,215,826	$1,128,808

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$10,800	$9,966	$31,504	$28,045
Investment securities:
Investment securities, taxable	2,883	3,066	8,536	8,998
Investment securities, non-taxable	330	307	949	929
Equity securities	5	5	15	15
Interest-earning deposits with banks and federal funds sold	682	780	1,834	2,116
Total interest income	14,700	14,124	42,838	40,103
Interest Expense
Interest checking and money market accounts	1,741	1,763	4,910	4,953
Savings deposits	158	136	430	410
Time deposits, $250,000 and over	1,335	1,431	3,895	3,435
Other time deposits	1,247	1,328	3,871	3,686
Short-term borrowed funds	1	69	24	206
Long-term debt	330	339	985	1,001
Total interest expense	4,812	5,066	14,115	13,691
Net interest income	9,888	9,058	28,723	26,412
Provision for (recovery of) credit losses on:
Loans	192	(223)	722	182
Securities held to maturity	(8)	—	(22)	10
Unfunded loan commitments	(8)	(7)	11	(21)
Total provision for (recovery of) credit losses	176	(230)	711	171
Net interest income after provision for (recovery of) credit losses	9,712	9,288	28,012	26,241
Noninterest Income
Service charges on deposit accounts	280	283	802	818
Other service fees and commissions	1,002	991	2,972	2,819
Interchange and card transaction fees, net	252	267	809	877
Loss on sale/call of securities	—	—	—	(148)
Realized/unrealized gain (loss) on equity securities	7	31	(2)	53
Income from mortgage banking	927	861	3,005	2,301
Supplemental executive retirement plan gain (loss)	293	(66)	417	(112)
Other income	145	162	368	476
Total noninterest income	2,906	2,529	8,371	7,084
Noninterest Expense
Salaries and employee benefits	5,581	5,152	16,712	15,511
Net occupancy expense	488	454	1,385	1,308
Equipment expense	195	217	606	642
Data processing costs	223	177	664	610
Loan costs	47	58	205	142
Professional fees and services	289	252	826	778
Marketing and donations	375	383	1,093	1,088
Electronic banking expense	137	107	371	320
Software amortization and maintenance	412	344	1,132	1,003
FDIC insurance	137	126	400	375
Supplemental executive retirement plan gain (loss)	293	(66)	417	(112)
Other noninterest expense	684	616	1,958	1,869
Total noninterest expense	8,861	7,820	25,769	23,534
Income before income taxes	3,757	3,997	10,614	9,791
Income taxes	867	962	2,347	2,160
Net income	$2,890	$3,035	$8,267	$7,631
Consolidated net income	$2,890	$3,035	$8,267	$7,631
Less: net income attributable to noncontrolling interest	(142)	(142)	(422)	(424)
Net income attributable to common shareholders	2,748	2,893	7,845	7,207
Net income per common share
Basic	$0.38	$0.39	$1.08	$0.97
Diluted	$0.38	$0.39	$1.08	$0.97
Weighted average common shares outstanding
Basic	7,216,259	7,376,072	7,254,062	7,436,961
Diluted	7,216,259	7,376,072	7,254,062	7,436,961

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net income	$2,890	$3,035	$8,267	$7,631
Other comprehensive income:
Unrealized gain on available for sale securities	3,962	8,987	8,133	7,445
Related tax effect	(900)	(2,064)	(1,847)	(1,710)
Total other comprehensive income	3,062	6,923	6,286	5,735
Comprehensive income	5,952	9,958	14,553	13,366
Less: Comprehensive income attributable to noncontrolling interest	(142)	(142)	(422)	(424)
Comprehensive income attributable to Uwharrie Capital Corp	$5,810	$9,816	$14,131	$12,942

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, June 30, 2024	7,068,577	$8,836	$—	$12,510	$46,419	$(26,288)	$10,655	$52,132
Net Income	—	—	—	—	2,893	—	142	3,035
2% stock dividend declaration	—	—	174	921	(1,095)	—	—	—
Repurchase of common stock	(104,254)	(131)	—	(696)	—	—	—	(827)
Other comprehensive loss	—	—	—	—	—	6,923	—	6,923
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2024	6,964,323	$8,705	$174	$12,735	$48,217	$(19,365)	$10,655	$61,121

Balance, June 30, 2025	7,013,052	$8,766	$—	$12,038	$55,448	$(21,503)	$10,655	$65,404
Net Income	—	—	—	—	2,748	—	142	2,890
3% stock dividend declaration	—	—	262	1,845	(2,107)	—	—	—
Repurchase of common stock	(24,658)	(31)	—	(217)	—	—	—	(248)
Other comprehensive income	—	—	—	—	—	3,062	—	3,062
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2025	6,988,394	$8,735	$262	$13,666	$56,089	$(18,441)	$10,655	$70,966

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2023	7,124,438	$8,905	$—	$12,876	$42,105	$(25,100)	$10,655	$49,441
Net Income	—	—	—	—	7,207	—	424	7,631
2% stock dividend declaration	—	—	174	921	(1,095)	—	—	—
Repurchase of common stock	(160,115)	(200)	—	(1,062)	—	—	—	(1,262)
Other comprehensive loss	—	—	—	—	—	5,735	—	5,735
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(313)	(313)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2024	6,964,323	$8,705	$174	$12,735	$48,217	$(19,365)	$10,655	$61,121

Balance, December 31, 2024	7,077,941	$8,847	$—	$12,553	$50,351	$(24,727)	$10,655	$57,679
Net Income	—	—	—	—	7,845	—	422	8,267
3% stock dividend declaration	—	—	262	1,845	(2,107)	—	—	—
Repurchase of common stock	(89,547)	(112)	—	(732)	—	—	—	(844)
Other comprehensive income	—	—	—	—	—	6,286	—	6,286
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2025	6,988,394	$8,735	$262	$13,666	$56,089	$(18,441)	$10,655	$70,966

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
Cash flows from operating activities
Net income	$8,267	$7,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799	832
Right of use asset amortization	296	289
Provision for credit losses	711	171
Loss on call of securities held to maturity	—	148
Gain on sale of mortgage loans	(1,447)	(589)
Loss on sale of premises and equipment	—	8
Gain on sale of OREO	(83)	—
Realized/unrealized (gain) loss on equity securities	2	(53)
Net amortization of premium on investment securities available for sale	1,335	1,303
Net amortization of premium on investment securities held to maturity	90	95
Amortization of loan servicing assets	930	927
Originations and purchases of mortgage loans for sale	(125,295)	(77,728)
Proceeds from sales of mortgage loans for sale	126,220	78,225
Mortgage banking derivatives	(97)	(581)
Loan servicing assets	(826)	(622)
Accrued interest receivable	(345)	(428)
Prepaid assets	(2)	30
Cash surrender value of life insurance	(106)	(108)
Miscellaneous other assets	(1,763)	(188)
Deferred income taxes	4	—
Accrued interest payable	(61)	58
Miscellaneous other liabilities	1,225	835
Net cash provided by operating activities	9,854	10,255
Cash flows from investing activities
Proceeds from maturities, calls and paydowns of securities available for sale	35,256	47,940
Proceeds from maturities, calls and paydowns of securities held to maturity	4,700	1,514
Purchase of investment securities available for sale	(50,392)	(37,729)
Purchase of investments in other assets	(89)	(350)
Proceeds from distributions of investments in other assets	161	224
Net change in restricted stock	(70)	(57)
Net increase in loans	(11,309)	(55,061)
Purchase of premises and equipment	(729)	(735)
Proceeds from sale of premises and equipment	—	31
Proceeds from sale of OREO	189	—
Net cash used by investing activities	(22,283)	(44,223)
Cash flows from financing activities
Net increase in deposit accounts	73,817	96,098
Net increase (decrease) in federal funds purchased and other short-term borrowings	(1,371)	40
Repayment of long term borrowings	—	(20)
Repurchase of common stock, net	(844)	(1,262)
Dividends paid on preferred stock (noncontrolling interest)	(422)	(424)
Net cash provided by financing activities	71,180	94,432
Increase in cash and cash equivalents	58,751	60,464
Cash and cash equivalents, beginning of period	52,267	63,434
Cash and cash equivalents, end of period	$111,018	$123,898
Supplemental disclosures of cash flow information
Interest paid	$14,118	$13,570
Income taxes paid	2,707	2,312
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$6,286	$5,735
Loans transferred to foreclosed real estate	106	—

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

In conjunction with this change, it was also necessary to update the framework we used for establishing qualitative reserves, which has likewise been modified to use new indices and metrics. The change in estimate of the forecast model for the collectively assessed population also increased the maximum potential allowance allocated to the qualitative factors. While these changes altered the overall composition of the allowance model, the overall impact is not material.

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

The following table presents the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Beginning balance	$(21,503)	$(26,288)	$(24,727)	$(25,100)
Other comprehensive income before reclassifications, net of ($900), ($2,064), ($1,847) and ($1,710) tax effect, respectively	3,062	6,923	6,286	5,735
Amounts reclassified from accumulated other comprehensive loss, net of $0, $0, $0, and $0 tax effect, respectively	—	—	—	—
Net current-period other comprehensive income	3,062	6,923	6,286	5,735
Ending balance	$(18,441)	$(19,365)	$(18,441)	$(19,365)

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

Note 4 – Per Share Data

On October 28, 2025, the Company's Board of Directors declared a 3% stock dividend payable December 1, 2025 to shareholders of record on November 10, 2025. All information in the accompanying consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. The weighted average number of shares outstanding and earnings per share for the 2024 periods have also been adjusted for the 2% stock dividend declared on October 15, 2024.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2025 or December 31, 2024.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$25,813	$—	$1,963	$23,850
U.S. government agencies	49,081	66	867	48,280
GSE - Mortgage-backed securities and CMOs	180,083	694	8,969	171,808
Asset-backed securities	21,340	310	61	21,589
State and political subdivisions	98,573	195	13,240	85,528
Corporate bonds	4,000	—	135	3,865
Total securities available for sale	$378,890	$1,265	$25,235	$354,920

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,723	$—	$1,215	$10,508	$—	$11,723
Corporate bonds	10,300	—	792	9,508	46	10,254
Total securities held to maturity	$22,023	$—	$2,007	$20,016	$46	$21,977

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$32,961	$—	$3,067	$29,894
U.S. government agencies	42,667	97	1,035	$41,729
GSE - Mortgage-backed securities and CMOs	165,561	198	12,970	$152,789
Asset-backed securities	23,215	407	44	$23,578
State and political subdivisions	94,684	5	15,436	$79,253
Corporate bonds	6,000	—	257	$5,743
Total securities available for sale	$365,088	$707	$32,809	$332,986

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,813	$—	$1,078	$10,735	$—	$11,813
Corporate bonds	15,000	—	1,174	13,826	68	14,932
Total securities held to maturity	$26,813	$—	$2,252	$24,561	$68	$26,745

The Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000 at September 30, 2025 and December 31, 2024. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $819,000 and $750,000 at September 30, 2025 and December 31, 2024, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2025.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the nine months ended September 30, 2025.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2024	$—	$68	$68
Recovery of credit losses	—	(22)	(22)
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, September 30, 2025	$—	$46	$46

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at September 30, 2025.

September 30, 2025	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—
Aa1/Aa2/Aa3	11,116	—	11,116
A1/A2	—	—	—
BBB	—	—	—
Not rated	607	10,300	10,907
Total	$11,723	$10,300	$22,023

At September 30, 2025, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the nine months ended September 30, 2025.

The Company had no sales of securities available for sale during the nine-month periods ended September 30, 2025 and 2024.

At September 30, 2025 and December 31, 2024, securities available for sale with a carrying amount of $171.5 million and $161.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments.

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024.

	Less than 12 Months			12 Months or More			Total
September 30, 2025	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	—	$—	$—	5	$23,850	$1,963	$23,850	$1,963
U.S. government agencies	17	19,256	106	27	19,716	761	38,972	867
GSE-Mortgage-backed securities and CMOs	16	32,207	270	57	87,018	8,699	119,225	8,969
Asset-backed securities	—	—	—	4	4,398	61	4,398	61
State and political subdivisions	4	1,972	94	58	73,274	13,146	75,246	13,240
Corporate bonds	—	—	—	2	3,865	135	3,865	135
Total securities available for sale	37	$53,435	$470	153	$212,121	$24,765	$265,556	$25,235

	Less than 12 Months			12 Months or More			Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	7	$29,894	$3,067	$29,894	$3,067
U.S. government agencies	9	9,956	134	24	19,995	901	29,951	1,035
GSE-Mortgage-backed securities and CMOs	19	32,580	313	57	97,798	12,657	130,378	12,970
Asset-backed securities	2	2,872	21	3	4,189	23	7,061	44
State and political subdivisions	5	7,773	253	57	70,169	15,183	77,942	15,436
Corporate bonds	—	—	—	3	5,743	257	5,743	257
Total securities available for sale	35	$53,181	$721	151	$227,788	$32,088	$280,969	$32,809

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At September 30, 2025, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of September 30, 2025:

	September 30, 2025
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	2,675	2,614	1.45%
Due after one but within five years	64,389	60,681	1.94%
Due after five but within ten years	56,381	51,850	2.92%
Due after ten years	255,445	239,775	3.88%
	$378,890	$354,920	3.39%

	September 30, 2025
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due after one but within five years	3,300	3,252	8.42%
Due after five but within ten years	9,609	8,769	3.51%
Due after ten years	9,114	7,995	3.39%
	$22,023	$20,016	4.20%

The portion of unrealized gains and losses for the three and nine months ended September 30, 2025 and 2024 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$—	$—

Net gains (losses) recognized during the period on equity securities	$7	$31	$(2)	$53
Less: Net gains (losses) recognized from equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$7	$31	$(2)	$53

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Commercial
Commercial	$108,142	$104,872
Real estate - commercial	254,498	245,569
Other real estate construction loans	51,214	50,940
Other loans	4,819	6,408
Noncommercial
Real estate 1-4 family construction	18,031	27,789
Real estate - residential	158,598	150,667
Home equity	71,541	68,287
Consumer loans	9,719	11,020
	676,562	665,552
Less:
Allowance for credit losses	(6,356)	(5,824)
Deferred loan costs net	828	825

Loans held for investment, net	$671,034	$660,553

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three and nine months ended September 30, 2025 and 2024.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2025	$1,333	$2,361	$409	$15	$99	$1,264	$651	$99	$6,231
Provision for (recovery of) credit losses	65	(24)	17	1	(11)	2	128	14	192
Charge-offs	(10)	—	—	—	—	—	(89)	(37)	(136)
Recoveries	43	—	—	—	—	1	2	23	69
Net (charge-offs) recoveries	33	—	—	—	—	1	(87)	(14)	(67)
Balance, September 30, 2025	$1,431	$2,337	$426	$16	$88	$1,267	$692	$99	$6,356

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2024	$1,454	$2,208	$368	$10	$42	$962	$669	$195	$5,908
Provision for (recovery of) credit losses	158	(21)	(3)	2	1	(190)	(130)	(40)	(223)
Charge-offs	(20)	—	—	—	—	—	—	(22)	(42)
Recoveries	62	—	—	—	—	1	—	30	93
Net (charge-offs) recoveries	42	—	—	—	—	1	—	8	51
Balance, September 30, 2024	$1,654	$2,187	$365	$12	$43	$773	$539	$163	$5,736

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824
Provision for (recovery of) credit losses	(65)	71	14	(2)	32	484	190	(2)	722
Charge-offs	(123)	—	—	—	—	—	(89)	(115)	(327)
Recoveries	91	—	—	—	—	2	3	41	137
Net (charge-offs) recoveries	(32)	—	—	—	—	2	(86)	(74)	(190)
Balance, September 30, 2025	$1,431	$2,337	$426	$16	$88	$1,267	$692	$99	$6,356

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561
Provision for (recovery of) credit losses	79	130	(24)	3	12	(25)	(43)	50	182
Charge-offs	(37)	—	—	—	—	—	(1)	(140)	(178)
Recoveries	119	—	—	—	—	2	1	49	171
Net (charge-offs) recoveries	82	—	—	—	—	2	—	(91)	(7)
Balance, September 30, 2024	$1,654	$2,187	$365	$12	$43	$773	$539	$163	$5,736

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

September 30, 2025	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$16	$—	$16	$108,125	$108,141	$—
Real estate - commercial	—	—	—	254,596	254,596	—
Other real estate construction	—	—	—	51,214	51,214	—
Real estate 1-4 family construction	—	—	—	18,031	18,031	—
Real estate - residential	881	198	1,079	158,250	159,329	—
Home equity	75	205	280	71,261	71,541	—
Consumer loans	1	—	1	9,718	9,719	—
Other loans	—	—	—	4,819	4,819	—
Total	$973	$403	$1,376	$676,014	$677,390	$—

December 31, 2024	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$9	$88	$97	$104,773	$104,870	$—
Real estate - commercial	43	—	43	245,636	245,679	—
Other real estate construction	—	—	—	50,940	50,940	—
Real estate 1-4 family construction	—	—	—	27,789	27,789	—
Real estate - residential	429	64	493	150,891	151,384	—
Home equity	176	40	216	68,071	68,287	—
Consumer loan	42	—	42	10,978	11,020	—
Other loans	—	—	—	6,408	6,408	—
Total	$699	$192	$891	$665,486	$666,377	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off.

The carrying value of foreclosed properties held as other real estate was $0 at September 30, 2025 and December 31, 2024. The Company had no foreclosed residential real estate and $136,000 of residential real estate in process of foreclosure at September 30,

2025. At December 31, 2024, the Company had no foreclosed residential real estate and $93,000 of residential real estate in process of foreclosure.

The composition of nonaccrual loans by class as of September 30, 2025 and December 31, 2024 was as follows:

Nine Months Ended
	September 30, 2025			September 30, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	198	198	12
Home equity	—	205	205	6
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$403	$403	$18

				Nine Months Ended
	December 31, 2024			September 30, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$88	$88	$5
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	64	64	19
Home equity	—	40	40	2
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$192	$192	$26

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

The following table details the amortized cost of collateral dependent loans and any related allowance at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	135	18	—	—
Home equity	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$135	$18	$—	$—

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2025:

September 30, 2025	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$35,409	$20,594	$10,796	$11,179	$7,619	$9,681	$12,661	$107,939
Watch	121	36	3	—	—	—	42	202
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	35,530	20,630	10,799	11,179	7,619	9,681	12,703	108,141

Real estate - commercial
Pass	26,134	42,804	44,116	44,333	35,940	53,292	1,532	248,151
Watch	—	—	6,017	—	—	55	—	6,072
Special Mention	—	—	—	—	—	26	—	26
Substandard	—	—	—	—	—	347	—	347
Total real estate - commercial	26,134	42,804	50,133	44,333	35,940	53,720	1,532	254,596

Other real estate construction
Pass	8,994	16,781	13,433	3,817	1,823	4,734	1,632	51,214
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	8,994	16,781	13,433	3,817	1,823	4,734	1,632	51,214

Real estate 1-4 family construction
Pass	8,476	9,555	—	—	—	—	—	18,031
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	8,476	9,555	—	—	—	—	—	18,031

Real estate - residential
Pass	28,203	22,750	32,319	29,996	20,650	21,533	2,123	157,574
Watch	323	—	—	—	201	561	—	1,085
Special Mention	—	—	101	—	118	23	—	242
Substandard	—	—	—	—	—	428	—	428
Total real estate - residential	28,526	22,750	32,420	29,996	20,969	22,545	2,123	159,329

Home equity
Pass	10	44	553	326	173	2,098	68,002	71,206
Watch	—	—	—	15	—	40	—	55
Special Mention	—	—	75	—	—	—	—	75
Substandard	—	—	—	100	105	—	—	205
Total home equity	10	44	628	441	278	2,138	68,002	71,541

Consumer loans
Pass	2,431	2,079	1,088	550	73	315	3,131	9,667
Watch	—	52	—	—	—	—	—	52
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	2,431	2,131	1,088	550	73	315	3,131	9,719

Other loans
Pass	66	631	—	1,598	1,095	1,429	—	4,819
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	66	631	—	1,598	1,095	1,429	—	4,819

Total Pass	109,723	115,238	102,305	91,799	67,373	93,082	89,081	668,601
Total Watch	444	88	6,020	15	201	656	42	7,466
Total Special Mention	—	—	176	—	118	49	—	343
Total Substandard	—	—	—	100	105	775	—	980
Total loans	$110,167	$115,326	$108,501	$91,914	$67,797	$94,562	$89,123	$677,390

During the nine months ended September 30, 2025, seventy-five loans totaling $10.2 million were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

December 31, 2024	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$25,634	$18,992	$14,319	$11,948	$2,292	$10,270	$20,964	$104,419
Watch	48	117	—	—	—	—	182	347
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	15	—	88	—	—	—	103
Total commercial	25,682	19,124	14,319	12,036	2,292	10,270	21,146	104,869

Real estate - commercial
Pass	38,684	55,090	48,600	30,383	20,722	48,127	3,040	244,646
Watch	—	—	—	—	—	63	—	63
Special Mention	—	—	—	561	—	32	—	593
Substandard	—	—	—	—	113	264	—	377
Total real estate - commercial	38,684	55,090	48,600	30,944	20,835	48,486	3,040	245,679

Other real estate construction
Pass	22,447	15,004	4,981	2,287	3,211	2,172	795	50,897
Watch	—	—	—	—	—	44	—	44
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,447	15,004	4,981	2,287	3,211	2,216	795	50,941

Real estate 1-4 family construction
Pass	19,845	7,944	—	—	—	—	—	27,789
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	19,845	7,944	—	—	—	—	—	27,789

Real estate - residential
Pass	29,936	37,448	34,018	21,613	10,473	14,397	1,829	149,714
Watch	—	—	—	204	365	490	—	1,059
Special Mention	—	104	—	122	—	83	—	309
Substandard	—	—	—	—	—	302	—	302
Total real estate - residential	29,936	37,552	34,018	21,939	10,838	15,272	1,829	151,384

Home equity
Pass	57	255	159	192	402	1,679	65,158	67,902
Watch	—	—	—	—	—	84	140	224
Special Mention	—	—	100	—	—	20	—	120
Substandard	—	—	—	—	—	41	—	41
Total home equity	57	255	259	192	402	1,824	65,298	68,287

Consumer loans
Pass	3,934	1,944	985	170	70	320	3,586	11,009
Watch	11	—	—	—	—	—	—	11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,945	1,944	985	170	70	320	3,586	11,020

Other loans
Pass	644	—	1,598	2,602	1,211	353	—	6,408
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	644	—	1,598	2,602	1,211	353	—	6,408

Total Pass	141,181	136,677	104,660	69,195	38,381	77,318	95,372	662,784
Total Watch	59	117	—	204	365	681	322	1,748
Total Special Mention	—	104	100	683	—	135	—	1,022
Total Substandard	—	15	—	88	113	607	—	823
Total loans	$141,240	$136,913	$104,760	$70,170	$38,859	$78,741	$95,694	$666,377

The following tables present gross charge-offs by origination date as of September 30, 2025 and December 31, 2024:

September 30, 2025	Gross Loan Charge-offs by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$9	$—	$16	$88	$—	$10	$123
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	89	—	89
Consumer loans	—	33	4	2	—	2	74	115
Total charge-offs	$—	$42	$4	$18	$88	$91	$84	$327

December 31, 2024	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$10	$—	$137	$164	$—	$10	$321
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	1	—	1
Consumer loans	12	51	7	12	7	4	65	158
Total charge-offs	$12	$61	$7	$149	$171	$5	$75	$480

Loans that are in nonaccrual status or 90 days past due and still accruing are considered to be nonperforming. At both September 30, 2025 and December 31, 2024 there were no loans 90 days past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2025 and December 31, 2024:

September 30, 2025	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$108,141	$—	$108,141
Real estate - commercial	254,596	—	254,596
Other real estate construction	51,214	—	51,214
Real estate 1-4 family construction	18,031	—	18,031
Real estate - residential	159,131	198	159,329
Home equity	71,336	205	71,541
Consumer loans	9,719	—	9,719
Other loans	4,819	—	4,819
Total	$676,987	$403	$677,390

December 31, 2024	Performing	Non- Performing	Total
	(dollars in thousands)
Commercial	$104,782	$88	$104,870
Real estate - commercial	245,679	—	245,679
Other real estate construction	50,940	—	50,940
Real estate 1-4 family construction	27,789	—	27,789
Real estate - residential	151,320	64	151,384
Home equity	68,247	40	68,287
Consumer loans	11,020	—	11,020
Other loans	6,408	—	6,408
Total	$666,185	$192	$666,377

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

There were no loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2025 or during the twelve months ended December 31, 2024. As such, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2025 or during the twelve months ended December 31, 2024 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of one to four years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2025, operating lease ROU assets were $813,000 and the operating lease liability was $877,000, compared to operating lease ROU assets of $1.1 million and an operating lease liability of $1.2 million at December 31, 2024. Lease costs associated with all leases was $106,000 and $317,000 for the three and nine months ended September 30, 2025, respectively.

The table below summarizes other information related to our operating leases:

	Nine Months Ended September 30,
	2025	2024
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$340	$333
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	2.4	3.3
Weighted-average discount rate - operating leases	2.74%	2.63%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2025
(dollars in thousands)
2025	$115
2026	416
2027	260
2028	97
2029	20
Thereafter	-
Total lease payments	908
Less: Interest	(31)
Present value of lease liabilities	$877

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

At September 30, 2025 and December 31, 2024, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Commitments to extend credit	$216,327	$224,708
Credit card commitments	26,219	26,715
Standby letters of credit	8,000	8,141
Total commitments	$250,546	$259,564

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $179,000 and $167,000 at September 30, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2025.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2024	$167
Provision for credit losses	12
Balance, September 30, 2025	$179

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$23,850	$23,850	$—	$—
U.S. government agencies	48,280	—	48,280	—
GSE - Mortgage-backed securities and CMOs	171,808	—	171,808	—
Asset-backed securities	21,589	—	21,589	—
State and political subdivisions	85,528	—	85,528	—
Corporate bonds	3,865	—	3,865	—
Equity securities	332	332	—	—
Mortgage banking derivatives	944	—	49	895
Total assets at fair value on a recurring basis	$356,196	$24,182	$331,119	$895
Mortgage banking derivatives	$52	$—	$52	$—
Total liabilities at fair value on a recurring basis	$52	$—	$52	$—

	December 31, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$29,894	$29,894	$—	$—
U.S. government agencies	41,729	—	41,729	—
GSE - Mortgage-backed securities and CMOs	152,789	—	152,789	—
Asset-backed securities	23,578	—	23,578	—
State and political subdivisions	79,253	—	79,253	—
Corporate bonds	5,743	—	5,743	—
Equity securities	334	334	—	—
Mortgage banking derivatives	795	—	204	591
Total assets at fair value on a recurring basis	$334,115	$30,228	$303,296	$591
Mortgage banking derivatives	$—	$—	$—	$—
Total liabilities at fair value on a recurring basis	$—	$—	$—	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

	September 30, 2025
	Mortgage banking derivatives: Interest rate lock commitments	Total
	(dollars in thousands)
Balance at December 31, 2024	$591	$591
Change in fair value:
Included in income from mortgage banking	304	304
Change in observability of significant inputs:
Included in income from mortgage banking	—	—
Balance at September 30, 2025	$895	$895

The fair value of mortgage IRLCs at September 30, 2025 was calculated based on a notional amount of $31.7 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At September 30, 2025, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 90.2% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2024 was calculated based on a notional amount of $32.4 million. Significant unobservable inputs were the same as those used for the nine months ended September 30, 2025 and assumed a weighted average projected pull-through rate of 90.1% at December 31, 2024. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets, such as other real estate owned and individually evaluated loans, that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2025. There were no assets for which a nonrecurring fair value adjustment was required as of December 31, 2024.

	September 30, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$118	$—	$—	$118
Total assets at fair value on a nonrecurring basis	$118	$—	$—	$118

The following table provides quantitative information about Level 3 fair value measurements:

September 30, 2025
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

The fair value estimates presented at September 30, 2025 and December 31, 2024 are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2025 and December 31, 2024:

September 30, 2025	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$111,018	$111,018	$111,018	$—	$—
Securities available for sale	354,920	354,920	23,850	331,070	—
Securities held to maturity	21,977	20,016	—	10,508	9,508
Equity securities	332	332	332	—	—
Loans held for investment, net	671,034	648,487	—	—	648,487
Loans held for sale	5,083	5,083	—	5,083	—
Restricted stock	1,779	1,779	1,779	—	—
Loan servicing assets	3,799	7,449	—	7,449	—
Mortgage banking derivatives	944	944	—	49	895
Accrued interest receivable	4,700	4,700	—	—	4,700

FINANCIAL LIABILITIES
Deposits	$1,104,053	1,103,766	—	1,103,766	—
Short-term borrowings	43	43	—	43	—
Long-term borrowings	29,219	26,723	—	—	26,723
Mortgage banking derivatives	52	52	—	52	—
Accrued interest payable	444	444	—	—	444

December 31, 2024	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$52,267	$52,267	$52,267	$—	$—
Securities available for sale	332,986	332,986	29,894	303,092	—
Securities held to maturity	26,745	24,561	—	10,735	13,826
Equity securities	334	334	334	—	—
Loans held for investment, net	660,553	629,111	—	—	629,111
Loans held for sale	4,561	4,561	—	4,561	—
Restricted stock	1,709	1,709	1,709	—	—
Loan servicing assets	3,903	7,323	—	7,323	—
Mortgage banking derivatives	795	795	—	204	591
Accrued interest receivable	4,355	4,355	—	—	4,355

FINANCIAL LIABILITIES
Deposits	$1,030,236	$1,029,696	$—	$1,029,696	$—
Short-term borrowings	1,414	1,414	—	1,414	—
Long-term borrowings	29,161	25,725	—	—	25,725
Accrued interest payable	505	505	—	—	505

At September 30, 2025 the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 (Commitments and Contingencies) to the Company’s Notes to Consolidated Financial Statements.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of September 30, 2025 and December 31, 2024.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at September 30, 2025
Included in mortgage banking derivative assets:
Interest rate lock commitments	$31,745	$895
Forward sales commitments	1,778	49
Included in mortgage banking derivative liabilities:
To-be-announced mortgage-backed securities trades	30,000	52

Balance at December 31, 2024
Included in mortgage banking derivative assets:
Interest rate lock commitments	$32,352	$591
Forward sales commitments	2,173	44
To-be-announced mortgage-backed securities trades	25,500	160

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances income tax disclosure requirements. Under the new guidance, entities must disclose additional information in specified categories for federal, state and foreign income taxes with respect to the reconciliation of the effective tax rate to the statutory rate (rate reconciliation). Greater detail is also required about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. Additionally, the amendments require that entities must disaggregate income taxes paid, net of refunds received, for federal, state and foreign taxes and further disaggregate for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The quantitative threshold is equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. ASU 2023-09 became effective for the Company on January 1, 2025. Entities may apply the amendments prospectively or may elect retrospective application. The Company does not expect the adoption of the ASU to have a material impact on the Company's financial statements.

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

	Banking, Mortgage and Wealth Management	Other	Consolidated
	(dollars in thousands)
For the Three Months Ended September 30, 2025
Interest income	$14,695	$5	$14,700
Interest expense	4,481	331	4,812
Net interest income	10,214	(326)	9,888
Noninterest income	2,847	59	2,906
Noninterest expense	8,722	139	8,861
Pre-tax, pre-provision income	4,339	(406)	3,933
Provision for (recovery of) credit losses	176	—	176
Provision for income taxes	951	(84)	867
Net income (loss)	$3,212	$(322)	$2,890

For the Nine Months Ended September 30, 2025
Interest income	$42,823	$15	$42,838
Interest expense	13,106	1,009	14,115
Net interest income	29,717	(994)	28,723
Noninterest income	8,240	131	8,371
Noninterest expense	25,353	416	25,769
Pre-tax, pre-provision income	12,604	(1,279)	11,325
Provision for (recovery of) credit losses	711	—	711
Provision for income taxes	2,607	(260)	2,347
Net income (loss)	$9,286	$(1,019)	$8,267

Total assets as of September 30, 2025	$1,211,240	$4,586	$1,215,826

For the Three Months Ended September 30, 2024
Interest income	$14,119	$5	$14,124
Interest expense	4,712	354	5,066
Net interest income	9,407	(349)	9,058
Noninterest income	2,442	87	2,529
Noninterest expense	7,697	123	7,820
Pre-tax, pre-provision income	4,152	(385)	3,767
Provision for (recovery of) credit losses	(230)	—	(230)
Provision for income taxes	1,038	(76)	962
Net income (loss)	$3,344	$(309)	$3,035

For the Nine Months Ended September 30, 2024
Interest income	$40,088	$15	$40,103
Interest expense	12,646	1,045	13,691
Net interest income	27,442	(1,030)	26,412
Noninterest income	6,911	173	7,084
Noninterest expense	23,151	383	23,534
Pre-tax, pre-provision income	11,202	(1,240)	9,962
Provision for (recovery of) credit losses	171	—	171
Provision for income taxes	2,408	(248)	2,160
Net income (loss)	$8,623	$(992)	$7,631

Total assets as of December 31, 2024	$1,123,764	$5,044	$1,128,808

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, the Company’s total assets increased $87.0 million, from $1.13 billion to $1.22 billion.

Cash and cash equivalents increased $58.7 million during the nine months ended September 30, 2025, from $52.3 million to $111.0 million. The increase in cash and cash equivalents is the result of growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. For the nine-month period ended September 30, 2025, investment securities increased $17.1 million from $359.8 million at December 31, 2024 to $376.9 million at September 30, 2025. At September 30, 2025, the Company had net unrealized losses on securities available for sale of $24.0 million, compared to net unrealized losses of $32.1 million at December 31, 2024, an improvement of $8.1 million. During the first nine months of 2025, a $22,000 recovery was recorded against the allowance for credit losses on securities held to maturity, bringing the balance to $46,000 at September 30, 2025 compared to $68,000 at December 31, 2024. The amortized cost basis of securities held to maturity totaled $22.0 million and $26.8 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, equity securities had deteriorated slightly in value from $334,000 at December 31, 2024 to $332,000, making an almost complete recovery from the volatility in the equity market earlier in the year.

Loans held for sale increased $522,000 from December 31, 2024 to $5.1 million at September 30, 2025. Loans held for investment increased from $666.4 million at December 31, 2024 to $677.4 million at September 30, 2025, an increase of $11.0 million. The Company experienced a net decrease in loans categorized as “Real Estate - 1-4 Family Construction,” “Consumer,” and “Commercial - Other.” All other loan sectors experienced a net increase during the nine months ended September 30, 2025.

The allowance for credit losses on loans was $6.4 million at September 30, 2025, which represented 0.94% of total loans held for investment, compared to $5.8 million, or 0.87% of total loans held for investment, at December 31, 2024. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which decreased $1.9 million from $9.0 million at December 31, 2024 to $7.1 million at September 30, 2025 as a result of the improvement in fair value of the available for sale securities portfolio. Annual Company contributions, supplemented by positive market adjustments, increased the balance of supplemental executive retirement plans (“SERPs”), included in Other Assets, by $640,000 during the nine months ended September 30, 2025. Also included in Other Assets, accounts receivable increased $777,000 during the same period as a result of larger payments receivable on U.S. government agency securities.

Customer deposits, our primary funding source, experienced a $73.8 million increase during the nine-month period ended September 30, 2025, increasing from $1.03 billion to $1.10 billion. The overall increase in deposits is attributable to organic deposit growth. Demand noninterest-bearing checking accounts increased $14.9 million and interest checking and money market accounts increased $34.1 million, primarily from growth in public funds accounts, during the nine-month period ended September 30, 2025. Savings deposits increased $8.0 million and time deposits increased $17.0 million during the nine months ended September 30, 2025.

Total short-term borrowings decreased $1.4 million for the nine-month period ended September 30, 2025 due to the closing of a master note account during the third quarter that carried a balance of at least $1.1 million. At September 30, 2025, the Company had $29.2 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that became redeemable by the Company on September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. Of the subordinated debt that remains outstanding at September 30, 2025, $25.4 million qualifies as Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at September 30, 2025.

Other changes in the Company’s liabilities are related to an increase of $1.2 million in other liabilities from December 31, 2024 to September 30, 2025, $955,000 of which is related to the accrual of reserves for payables due throughout 2025. As with SERP assets mentioned above, SERP liabilities increased $640,000 during the same period. These increases were offset by a decrease of $319,000 in lease liability as leases approach expiration.

At September 30, 2025, total shareholders’ equity was $71.0 million, an increase of $13.3 million from December 31, 2024. Net income for the nine-month period ended September 30, 2025 was $8.3 million, which positively contributed to shareholders’ equity. Improvement in the unrealized loss position of the available for sale securities portfolio also contributed to the increase in shareholders’ equity during the same nine-month period. During the nine months ended September 30, 2025, the Company repurchased 89,547 shares of common stock at a total cost of $844,000, and the Company paid $422,000 in dividends attributable to noncontrolling interest. See Note 3 (Noncontrolling Interest) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended September 30, 2025 and 2024.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.9 million for the three months ended September 30, 2025, compared to $3.0 million for the three months ended September 30, 2024. Net income available to common shareholders was $2.7 million, or $0.38 per common share, for the three months ended September 30, 2025, compared to $2.9 million, or $0.39 per common share, for the three months ended September 30, 2024. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended September 30, 2025 was $9.9 million, an $830,000 increase from the $9.1 million reported for the comparative period in 2024. During the third quarter of 2025, the average yield on our interest-earning assets increased 1 basis point to 5.19% from the same period in 2024, and the average rate we paid for our interest-bearing liabilities decreased 23 basis points to 2.32%. These changes resulted in an interest rate spread of 2.86% as of September 30, 2025, compared to 2.63% as of September 30, 2024. The Company’s net interest margin was 3.50% and 3.34% for the comparable periods in 2025 and 2024, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended September 30, 2025 and 2024, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2025	2024	2025	2024	2025	2024
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$306,918	$314,789	$2,883	$3,066	3.73%	3.87%
Non-taxable securities (1)	59,796	57,538	330	307	2.81%	2.66%
Short-term investments	78,139	76,883	682	780	3.46%	4.04%
Equity securities	325	324	5	5	6.10%	6.14%
Taxable loans	671,609	627,215	10,650	9,836	6.29%	6.24%
Non-taxable loans (1)	17,202	16,466	150	130	4.44%	3.93%
Total interest-earning assets	1,133,989	1,093,215	14,700	14,124	5.19%	5.18%
Interest-bearing liabilities:
Interest-bearing deposits	791,955	755,728	4,481	4,659	2.24%	2.45%
Short-term borrowed funds	73	5,723	1	70	5.43%	4.87%
Long-term debt	29,208	29,429	330	338	4.48%	4.57%
Total interest bearing liabilities	821,236	790,880	4,812	5,067	2.32%	2.55%
Net interest spread	$312,753	$302,335	$9,888	$9,057	2.86%	2.63%
Net interest margin (1) (% of earning assets)					3.50%	3.34%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The provision for credit losses was $176,000 for the three months ended September 30, 2025, compared to a recovery of $230,000 for the same period in 2024. There were net loan charge-offs of $67,000 for the three months ended September 30, 2025, as compared to net loan recoveries of $51,000 during the same period of 2024. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $377,000 for the three-month period ended September 30, 2025, as compared to the same period in 2024. Income associated with market adjustments on SERP accounts increased by $359,000 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point-of-sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. A comparison of gross interchange and card transaction fees net of associated network costs for the reported periods is presented in the table below:

	Three Months Ended September 30,
	2025	2024
	(dollars in thousands)
Income from debit card transactions	$636	$587
Income from credit card transactions	169	174
Gross interchange and transaction fee income	805	761
Network costs - debit card	342	313
Network costs - credit card	211	181
Total	$252	$267

Noninterest Expense

Noninterest expense for the three months ended September 30, 2025 increased by $1.0 million from the same period in 2024. Salaries and benefits, the largest component of noninterest expense, increased $429,000 due to wage and benefit increases during 2025. Expense associated with market adjustments on SERP accounts increased by $359,000 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Total other noninterest expense increased $68,000 for the three months ended September 30, 2025, compared to the same period in 2024. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended September 30,
	2025	2024
	(dollars in thousands)
Office supplies and printing	$18	$19
Franchise and other taxes	42	28
Employee education	34	33
Shareholder relations expense	53	48
Telephone and data lines	39	51
Postage	65	61
Director fees and expense	77	67
Dues and subscriptions	114	90
Armored transport service	35	30
Other	207	189
Total	$684	$616

Income Tax Expense

The Company had income tax expense of $867,000 for the three months ended September 30, 2025 at an effective tax rate of 23.1% compared to income tax expense of $962,000 with an effective tax rate of 24.1% in the comparable 2024 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance. For the three months ended September 30, 2024, the effective tax rate was higher due to an adjustment for increased interest expense disallowance resulting from compliance with the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”).

Results of Operations for the Nine Months Ended September 30, 2025 and 2024.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $8.3 million for the nine months ended September 30, 2025, as compared to $7.6 million for the nine months ended September 30, 2024, an increase of $636,000. Net income available to common shareholders was $7.8 million, or $1.08 per common share, for the nine months ended September 30, 2025, compared to $7.2 million, or $0.97 per common share, for the nine months ended September 30, 2024. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2025 was $28.7 million, a $2.3 million increase from the $26.4 million reported for the comparative period in 2024. During the first nine months of 2025, the average yield on our interest-earning assets increased 9 basis points to 5.20% from the same period in 2024, and the average rate we paid for our interest-bearing liabilities decreased 6 basis points to 2.34%. These changes resulted in a higher interest rate spread of 2.86% as of September 30, 2025, compared to 2.71% as of September 30, 2024. The Company’s net interest margin was 3.50% and 3.38% for the comparable periods in 2025 and 2024, respectively.

The following table presents average balance sheet and a net interest income analysis for the nine months ended September 30, 2025 and 2024, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2025	2024	2025	2024	2025	2024
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$306,157	$310,912	$8,536	$8,998	3.73%	3.87%
Non-taxable securities (1)	58,681	57,475	949	929	2.78%	4.08%
Short-term investments	66,070	63,949	1,834	2,116	3.71%	4.42%
Equity securities	323	323	15	15	6.21%	6.20%
Taxable loans	664,845	608,021	31,135	27,651	6.26%	6.07%
Non-taxable loans (1)	15,184	17,085	369	394	4.17%	5.82%
Total interest-earning assets	1,111,260	1,057,765	42,838	40,103	5.20%	5.11%
Interest-bearing liabilities:
Interest-bearing deposits	776,661	728,587	13,106	12,484	2.26%	2.29%
Short-term borrowed funds	904	5,694	24	206	3.55%	4.83%
Long-term debt	29,189	29,222	985	1,001	4.51%	4.58%
Total interest-bearing liabilities	806,754	763,503	14,115	13,691	2.34%	2.40%
Net interest spread	$304,506	$294,262	$28,723	$26,412	2.86%	2.71%
Net interest margin (1) (% of earning assets)					3.50%	3.38%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for Credit Losses

The provision for credit losses was $711,000 for the nine months ended September 30, 2025, compared to a provision of $171,000 for the same period in 2024. There were net loan charge-offs of $190,000 for the nine months ended September 30, 2025, as compared to net loan charge-offs of $7,000 during the same period of 2024. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $1.3 million for the nine-month period ended September 30, 2025, as compared to the same period in 2024. The primary factor contributing to the overall improvement in noninterest income was an increase of $704,000 in income from mortgage banking. This improvement is the result of increased volume in the mortgage loan pipeline. Another driver of the overall increase was a $529,000 increase in income associated with market adjustments on SERP accounts during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point-of-sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. A comparison of gross interchange and card transaction fees net of associated network costs for the reported periods is presented in the table below:

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
Income from debit card transactions	$1,821	$1,739
Income from credit card transactions	515	524
Gross interchange and transaction fee income	2,336	2,263
Network costs - debit card	944	882
Network costs - credit card	583	504
Total	$809	$877

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2025 increased by $2.2 million from the same period in 2024, to $25.8 million. Salaries and employee benefits contributed $1.2 million to the increase in noninterest expense due to wage increases and more commissions paid on increased production in the mortgage division during the first nine months of 2025. Additionally, expense associated with market adjustments on SERP accounts increased by $529,000 during the nine-month period ended September 30, 2025, compared to the same period in 2024.

Total other noninterest expense increased $89,000 for the nine months ended September 30, 2025, compared to the same period in 2024. The table below reflects the composition of other noninterest expense for the referenced periods.

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
Office supplies and printing	$75	$56
Franchise and other taxes	132	89
Employee education	95	107
Shareholder relations expense	145	144
Telephone and data lines	133	154
Postage	198	178
Director fees and expense	237	210
Dues and subscriptions	330	265
Armored transport service	106	95
Other	507	571
Total	$1,958	$1,869

Income Tax Expense

The Company had income tax expense of $2.3 million for the nine months ended September 30, 2025 at an effective tax rate of 22.1% compared to income tax expense of $2.2 million with an effective tax rate of 22.1% in the comparable 2024 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance.

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

At September 30, 2025, the level of our individually assessed loans, which includes all collateral dependent loans in nonaccrual status with total relationship exposure greater than or equal to $100,000, was $136,000. The allowance for credit losses related to individually evaluated loans was $18,000 at September 30, 2025.

The allowance, expressed as a percentage of gross loans held for investment, increased seven basis points from 0.87% at December 31, 2024 to 0.94% at September 30, 2025. During the second quarter of 2025, the Company implemented a change in estimate of the allowance model which altered the allocation of these percentages between the collectively assessed population and qualitative factors. The collectively assessed portion decreased from 0.75% at December 31, 2024 to 0.53% at September 30, 2025, and the qualitative factors portion increased from 0.12% to 0.41% over the same period. The increase in the allowance was driven by an increase in the national unemployment rate forecast used in the commercial regression model. Additionally, while total loans decreased during the third quarter of 2025, newly originated loans had a higher forecasted loss rate due to a longer projected duration than the loans that were fully repaid during the same quarter. The ratio of nonaccrual loans to total loans increased from 0.03% at December 31, 2024 to 0.06% at September 30, 2025, and was related to the $211,000 increase in nonaccrual loans. Four loans totaling $360,000 were converted to nonaccrual during the first nine months of 2025, offset by paydowns of $20,000, two loans totaling $88,000 were charged off, and one loan totaling $40,000 was moved to other real estate owned and subsequently sold.

Other real estate owned was $0 at September 30, 2025 and December 31, 2024.

As of September 30, 2025, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at September 30, 2025 and December 31, 2024:

Nonperforming Assets

(dollars in thousands)

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	403	192
Other real estate owned	—	—
Total nonperforming assets	$403	$192
Allowance for credit losses on loans	$6,356	$5,824
Nonaccrual loans to total loans	0.06%	0.03%
Allowance for credit losses on loans to total loans	0.94%	0.87%
Allowance for credit losses on loans to nonaccrual loans	1577.17%	3033.33%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flow generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 42.0% and 38.8% of total deposits at September 30, 2025 and December 31, 2024, respectively. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At September 30, 2025, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the FHLB, with available credit of $145.1 million; and access to borrowings from the FRB discount window, with available credit of $26.5 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of September 30, 2025, $3.0 million remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Interest-earning cash and cash equivalents	100,250	42,554
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	14.8%	6.4%
Total earning assets	8.6%	4.0%
Total deposits	9.1%	4.1%

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital. As of September 30, 2025, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2025, the Company had $29.2 million, net of unamortized debt issuance costs of $173,000, in subordinated debt outstanding, of which $25.4 million qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2025, with the exception of mortgage banking derivatives. See Note 12 (Mortgage Banking Derivatives) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2025. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2025.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
July 1, 2025 Through July 31, 2025	—	$—	—	$—
August 1, 2025 Through August 31, 2025	11,200	$9.71	—	$—
September 1, 2025 Through September 30, 2025	13,458	$10.29	—	$—
Total	24,658	$10.03	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 4, 2025	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 4, 2025	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer