Form 10-K
period 2025-12-31
UWHARRIE CAPITAL CORP
filed 2026-03-05
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $61,616,164.00.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 7,160,254 shares of common stock outstanding as of March 2, 2026.

Documents Incorporated by Reference.

Portions of the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORM 10-K CROSS REFERENCE INDEX

As indicated below, portions of the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which the Registrant plans to file with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this report.

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

During 2002, the Company expanded its service area into the Cabarrus County market. On April 10, 2003 the Company capitalized a new wholly owned subsidiary bank, Cabarrus Bank & Trust Company. As of that date, Cabarrus Bank & Trust Company purchased two Cabarrus County branch offices of the Bank in order to commence operations. Cabarrus Bank & Trust Company was merged with and into the Bank, effective September 1, 2013.

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

At December 31, 2025, the Company and related subsidiaries had 176 full-time and 23 part-time employees.

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

Among commercial banks, the Bank competes in its market areas with some of the largest banking organizations operating in the state, several of which have numerous branches throughout North Carolina and are larger than the Bank in terms of asset size. Consequently, some competitors have substantially higher lending limits due to their greater total capitalization, and may perform functions for their customers that the Company currently does not offer. The Company could encounter increased competition in the future, from existing or new competitors that may limit its ability to maintain or increase its market share or otherwise materially and adversely affect its business, results of operations and financial condition.

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

Available Information

The Company makes its periodic and current reports available, free of charge, on or through its website, www.uwharrie.com, as soon as practicable after such material is electronically filed with, or furnished to, the SEC. In addition, the public may read and copy any materials filed with the SEC free of charge at the SEC’s website, www.sec.gov, that contains reports, proxy statements and other information regarding issuers that file electronically.

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

At December 31, 2025 the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 15.16% and 14.35%, respectively. The Bank has not been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2025 was 7.61%, compared to 7.09% at December 31, 2024. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to the Company.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2025, the Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The Federal Reserve, FDIC and Office of the Comptroller of the Currency have established an integrated regulatory capital framework that implements the regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known as “Basel III,” and certain provisions of the Dodd-Frank Act.

The major provisions of the rule applicable to us are:

•
Minimum capital requirements, including a common equity Tier 1 capital requirement, and criteria that instruments must meet in order to be considered Common Equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The minimum capital to risk-weighted assets (“RWA”) requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to average total assets) is 4.0%.
•
Disallowance of the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward (subject to certain exceptions), and constraints on the inclusion of minority interests, mortgage-servicing assets (“MSAs”), deferred tax assets (“DTAs”), and certain investments in the capital of unconsolidated financial institutions.
•
In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. Banking organizations are also prohibited from making distributions or discretionary bonus payments during any quarter if their eligible retained income is negative in that quarter and their capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. The minimum capital requirements plus the capital conservation buffer exceed the PCA well-capitalized thresholds.

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

Community Bank Leverage Ratio. As discussed below, in 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) became law, which directed the federal banking agencies (which includes the FDIC, Federal Reserve Board, and Office of the Comptroller of the Currency, or OCC) to develop a community bank leverage ratio (“CBLR”) of not less than 8% and not more than 10% for qualifying community banking organizations. EGRRCPA defines a qualifying community banking organization as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, which would include the Company and its banking subsidiary. A qualifying community banking organization that exceeds the CBLR level established by the agencies is considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the agencies’ capital rule; (ii) the capital ratio requirements in order to be considered well capitalized under the agencies’ PCA framework (in the case of insured depository institutions); and (iii) any other applicable capital or leverage requirements. Section 201 of EGRRCPA defines the CBLR as the ratio of a banking organization’s CBLR tangible equity to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filing.

The federal bank regulatory agencies have set the minimum required CBLR at 9%. Under the final rule, a qualifying community banking organization may elect to use the CBLR framework if its CBLR is greater than 9%. A qualifying community banking organization that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements. A bank is also considered to have met the capital ratio requirements to be well capitalized for the agencies’ prompt corrective action rules provided it has a CBLR greater than 9%. On November 25, 2025, federal banking regulators issued a proposed rule that would lower the CBLR from 9% to 8%. No assurance can be made as to when and in what form a final rule will be adopted. We have not elected to implement the CBLR framework at this time.

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

The Bank’s insurance assessments during 2025 and 2024 were $540,000 and $543,000, respectively.

The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The FDIC has authority to increase deposit insurance assessments. A significant increase in deposit insurance assessments would likely have an adverse effect on the operating expenses and results of operations of the Company and the Bank. Management cannot predict what deposit insurance assessment rates will be in the future.

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

The application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in light of new and rapidly evolving data-driven technologies and significant increases in computing power. These laws and regulations are constantly evolving, remain a focus of regulators, and will continue to have a significant impact on our businesses and operations. Violations of these laws and regulations can give rise to enforcement actions by governmental agencies and to private lawsuits for damages and other forms of relief.

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

Federal Home Loan Bank System

The FHLB System consists of 12 district Federal Home Loan Banks (“FHLBs”) subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock of $819,000 at December 31, 2025. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agribusinesses.

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

As of December 31, 2025, our C&D concentration as a percentage of risk-based capital totaled 62.4% and our CRE concentration, net of owner-occupied loans, as a percentage of risk-based capital totaled 178.0%.

Limitations on Incentive Compensation

The Federal Reserve reviews incentive compensation arrangements of bank holding companies such as Uwharrie Capital Corp as part of its regular, risk-focused supervisory process. The federal banking agencies have also issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of the banking organizations. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Risks from Cybersecurity Threats

As of the date of this report, we have not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are expected to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our Board’s Audit Committee oversees cybersecurity risk.

Management’s Role in Cybersecurity Risk Management

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

Item 3. Legal Proceedings.

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. In the opinion of management, as of December 31, 2025 there are no material pending legal proceedings to which the Company, or any of its subsidiaries, is a party, or of which any of their property is the subject.

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

Holders

On February 12, 2026 there were approximately 2,334 shareholders of record of the Company’s common stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Dividends

There were no cash dividends declared on the Company’s common stock in 2025 or 2024. The timing and amount of cash dividends paid, if any, depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. See “Payment of Dividends and Other Restrictions” under Item 1 of this Report for more information on restrictions on the Company’s ability to declare and pay dividends. The Company can offer no assurance that the board of directors will declare or pay cash dividends in any future period.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information with respect to shares of common stock repurchased by the Company during each of the three months in the quarterly period ended December 31, 2025.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2025 Through October 31, 2025	—	$—	—	$—
November 1, 2025 Through November 30, 2025	12,000	$10.65	—	$—
December 1, 2025 Through December 31, 2025	9,392	$10.55	—	$—
Total	21,392	$10.61	—	$—

(1) Trades of the Company’s common stock occur in the Over-the-Counter market from time to time. The Company also has in place a Stock Repurchase Plan that may provide liquidity to its shareholders in the event a willing buyer is not available to purchase shares that are offered for sale. The Company is under no obligation to purchase shares offered; however, it will accommodate such offers as its Stock Repurchase Plan allows.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A discussion and analysis of the Company’s operating results and financial condition are presented in the following narrative and financial tables. This discussion is intended to supplement and should be reviewed in conjunction with the consolidated financial statements and notes thereto appearing on pages 31 through 69 of this Annual Report. References to changes in assets and liabilities represent end-of-period balances unless otherwise noted. Statements contained in this Annual Report, which are not historical facts, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary because of market and other factors. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents periodically filed by the Company with the SEC. Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “might,” “planned,” “estimated,” “potential,” and similar words. Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of the Company that are subject to various factors, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: increases in our past due loans and provision for credit losses that may result from local and/or broader economic effects, including constraints on the availability of credit that may impact our borrowers; declines in general economic conditions, including increased stress in the financial markets; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. Any use of “we” or “our” in the following discussion refers to the Company on a consolidated basis.

Financial Condition at December 31, 2025 and December 31, 2024

The Company’s total assets increased $67.5 million from $1.13 billion at December 31, 2024 to $1.20 billion at December 31, 2025. Cash and cash equivalents increased $21.1 million during the same period as a result of growth in customer deposits.

Investment securities consist of securities available for sale and securities held to maturity. Total investment securities increased $20.0 million, or 5.5%, from $359.7 million at December 31, 2024 to $379.7 million at December 31, 2025. At December 31, 2025, the Company had net unrealized losses on securities available for sale of $21.5 million, compared to net unrealized losses of $32.1 million at December 31, 2024. The allowance for credit losses on securities held to maturity was $68,000 at December 31, 2024. During 2025, a recovery of $23,000 was recorded against the allowance for credit losses on securities held to maturity bringing the balance to $45,000, with an amortized cost basis of $22.0 million, at December 31, 2025.

During 2025, the unrealized gain on equity securities decreased by $31,000, resulting in a fair value of $303,000 at December 31, 2025, compared to a fair value of $334,000 at December 31, 2024.

Loans held for sale increased $4.5 million from December 31, 2024 to $9.0 million at December 31, 2025. Loans held for investment increased $23.2 million, or 3.5%, from $666.4 million at December 31, 2024 to $689.6 million at December 31, 2025. The Company experienced net growth in all loan sectors with the exception of loans categorized as “Real Estate 1-4 Family Construction,” “Consumer,” and “Commercial - Other”.

The allowance for credit losses on loans was $5.8 million at December 31, 2024, which represented 0.87% of the total loans held for investment. At December 31, 2025, the allowance for credit losses on loans was $6.4 million, or 0.93% of total loans held for investment. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which decreased $2.1 million from $9.0 million at December 31, 2024 to $6.8 million at December 31, 2025 as a result of the improvement in fair value of the available for sale securities portfolio. Annual Company contributions, supplemented by positive market adjustments, increased the balance of supplemental executive retirement plans (“SERPs”), included in Other Assets, by $855,000 during 2025. Also included in Other Assets, accounts receivable increased $376,000 during the same period as a result of larger payments receivable on U.S. government agency securities.

Customer deposits, our primary funding source, experienced a $50.5 million increase during the year, increasing from $1.03 billion to $1.08 billion at December 31, 2025, a 4.9% increase. The overall increase in deposits is attributable to organic deposit growth. During 2025, demand noninterest-bearing checking accounts decreased $2.8 million and interest checking and money market accounts increased $26.3 million. Savings deposits increased $12.1 million and time deposits increased $14.9 million during the twelve-month period ended December 31, 2025.

Borrowings consist of both short-term and long-term borrowed funds. The Company has access to both short-term and long-term advances from the Federal Home Loan Bank. At December 31, 2025 and 2024, there were no outstanding Federal Home Loan Bank advances. During 2025, the Company’s net borrowings decreased by $1.5 million due to the closing of a master note account that carried a balance of $1.1 million. Short-term borrowings consisted of $25,000 in master notes, and long-term borrowings consisted solely of junior subordinated debt securities totaling $29.0 million, net of unamortized debt issuance costs of $154,000, at December 31, 2025.

Other changes in the Company’s liabilities are related to an increase of $558,000 in other liabilities from December 31, 2024 to December 31, 2025 resulting primarily from an increase in SERP balances, which increased $855,000 for the year. This increase was largely offset by a decrease of $428,000 in lease liability as leases approach expiration.

At December 31, 2025, total shareholders’ equity was $75.6 million, an increase of $17.9 million from December 31, 2024. Net income for the year ended December 31, 2025 was $11.4 million. Improvement in the unrealized loss position on our available for sale securities portfolio contributed $8.2 million to the increase in shareholders’ equity during the same period. During the twelve-month period ended December 31, 2025, the Company repurchased 110,939 shares of common stock at a total cost of $1.1 million, and the Company paid $565,000 in dividends attributable to noncontrolling interest. See Note 1 (Significant Accounting Policies) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest. At December 31, 2025, the Company and its subsidiary bank exceeded all applicable regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2025 and 2024

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $11.4 million for the twelve months ended December 31, 2025, compared to $9.9 million for the twelve months ended December 31, 2024, an increase of $1.4 million. Net income available to common shareholders was $10.8 million, or $1.49 per common share, for the year ended December 31, 2025, compared to net income available to common shareholders of $9.3 million, or $1.26 per common share, for the year ended December 31, 2024. Net income available to common shareholders is net income less any dividends paid on the aforementioned noncontrolling interest.

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

Net interest income increased $2.9 million to a total of $38.9 million for the twelve months ended December 31, 2025 from the $35.9 million reported for the comparative period in 2024. The average yield on our interest-earning assets increased 4 basis points to 5.19%, while the average rate paid for interest-bearing liabilities decreased 10 basis points to 2.33%. These changes resulted in a net increase of 13 basis points in our interest rate spread, from 2.73% in 2024 to 2.86% in 2025. Our net interest margin for 2025 was 3.50%, compared to 3.40% in 2024. As a part of the loan agreements, a portion of the Company’s loan portfolio has interest rate floors and caps. The interest rate floor feature allows the Company to maintain a more favorable interest margin despite a decline in rates; however, the interest rate cap could hurt the margin in a rising rate environment. Financial Table 1 presents a detailed analysis of the components of the Company’s net interest income, while Financial Table 2 summarizes the effects on net interest income from changes in interest rates and in the dollar volume of the components of interest-earning assets and interest-bearing liabilities. Financial Table 1 and Table 2, as well other Financial Tables referenced here appear at the end of this discussion and analysis.

Provision for Credit Losses

The net provision for credit losses was $726,000 for the twelve months ended December 31, 2025, compared to a net provision of $528,000 for the same period in 2024. There were net loan charge-offs of $160,000 for the twelve months ended December 31, 2025, as compared to net loan charge-offs of $270,000 during the same period of 2024. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company generates most of its revenue from net interest income; however, diversification of our revenue sources is a key strategic initiative to our long-term success. Noninterest income increased 15.6%, from $9.7 million in 2024, to $11.3 million in 2025, an increase of $1.5 million. This improvement is primarily related to an increase of $1.1 million in income from mortgage banking, driven by increased mortgage production during 2025. Positive market value adjustments on supplemental executive retirement plans totaling $293,000 and an increase of $325,000 in other service fees and commissions also contributed to the overall increase.

Noninterest Expense

Noninterest expense for the year ended December 31, 2025 was $34.8 million compared to $32.4 million for 2024, an increase of $2.4 million. Salaries and employee benefits, the largest component of noninterest expense, increased $1.6 million, from $20.8 million for the twelve months ended December 31, 2024 to $22.4 million for the twelve months ended December 31, 2025 due to wage increases and more commissions paid on greater mortgage production during 2025. Additionally, positive market value adjustments on supplemental executive retirement plans contributed $293,000 to the increase in noninterest expense. Financial Table 5 reflects the additional breakdown of other noninterest expense.

Income Tax Expense

The Company had income tax expense of $3.3 million for 2025 at an effective tax rate of 22.26% compared to income tax expense of $2.9 million for 2024 with an effective tax rate of 22.35%. The year-over-year decrease in the effective tax rate is due, in part, to a $44,000 charge to income tax expense during 2025, compared to a charge of $63,000 during the twelve-month period ended December 31, 2024, as a result of revaluing the North Carolina deferred tax asset for unrealized losses on the available for sale securities portfolio. Income taxes computed at the statutory rate are affected primarily by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank owned life insurance.

Results of Operations for the Years Ended December 31, 2024 and 2023

Results of operations for the years ended December 31, 2024 and 2023 can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 6, 2025.

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

Previously, the Company individually reviewed loans that do not share the same risk characteristics as other loans and were determined to be collateral dependent. Beginning in the last quarter of 2025, the Company expanded its individual review process to include loans that do not share the same risk characteristics as loans in the collectively assessed population, regardless of collateral dependence. Individually assessed loans determined to be collateral dependent are evaluated based on the fair value of the underlying collateral, as repayment is expected to be derived through the operation or sale of the collateral. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are measured using the fair value of collateral at the reporting date, adjusted for selling costs as appropriate. Loans that are not deemed collateral dependent are assigned a probability of default based on default history. If the loan has defaulted, it will be assigned a 100% probability of default; otherwise, it will be assigned a probability of default based on the Company’s historical experience, which is higher than the forecasted probability of default applied in the collectively assessed portfolio. This evaluation is inherently subjective, as it requires material estimates, including internal and external appraisal services. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses on loans and may require additions for estimated losses based upon judgments different from those of management.

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

At December 31, 2025, the level of our individually evaluated loans was $5.0 million, and the allowance for credit losses related to individually evaluated loans was $179,000. The allowance, expressed as a percentage of gross loans held for investment, increased six basis points from 0.87% at December 31, 2024 to 0.93% at December 31, 2025. During the second quarter of 2025, the Company implemented a change in estimate of the allowance model which altered the allocation of these percentages between the collectively assessed population and qualitative factors. The collectively assessed portion decreased from 0.75% at December 31, 2024 to 0.53% at December 31, 2025, and the qualitative factors portion increased from 0.12% to 0.40% over the same period. The ratio of nonaccrual loans to total loans increased from 0.03% at December 31, 2024 to 0.05% at December 31, 2025, and was related to the $185,000 increase in nonaccrual loans. Four loans totaling $360,000 were converted to nonaccrual during 2025. These additions were offset by paydowns of $46,000, two loans that were charged off for $88,000, and one loan totaling $40,000 that was moved to other real estate owned and the underlying collateral was subsequently sold.

The Company held no other real estate owned at December 31, 2025 and December 31, 2024.

As of December 31, 2025, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with generally accepted accounting principles, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets as of December 31, 2025 and 2024:

Nonperforming Assets
(dollars in thousands)
	At December 31,
	2025	2024
Nonperforming Assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	378	192
Other real estate owned	—	—
Total nonperforming assets	$378	$192
Allowance for credit losses on loans	$6,420	$5,824
Nonaccrual loans to total loans	0.05%	0.03%
Allowance for credit losses on loans to total loans	0.93%	0.87%
Allowance for credit losses on loans to nonaccrual loans	1698.41%	3033.33%

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

Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is exempt from Basel III. As of December 31, 2025, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital adequacy rules.

In 2013, the Company’s subsidiary bank issued a total of $10.7 million of Fixed Rate Noncumulative Perpetual Preferred Stock, Series B and Series C. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at a rate of 5.30%. The offering raised $10.7 million less issuance costs of $136,000. The preferred stock has no voting rights.

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which $9.5 million was outstanding at December 31, 2025. These securities have a final maturity date of September 30, 2029 and became redeemable by the Company on September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualify as and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. At December 31, 2025, $5.7 million of the subordinated debt issued in 2019 qualifies as Tier 2 capital.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2025, $11.8 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”) plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

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

Dividends

The Board of Directors of Uwharrie Capital Corp declared a 3.0% stock dividend in 2025 and a 2.0% stock dividend in 2024 and 2023. All references in this Annual Report to net income per share and weighted average common and common equivalent shares outstanding reflect the effects of these stock dividends.

Liquidity

The objective of the Company’s liquidity management policy is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on any opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature and to fund new loans and investments as opportunities arise. Liquidity is managed primarily by the selection of asset mix and the maturity mix of liabilities. The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flows generated by investments. Maturities and the marketability of securities provide a source of liquidity to meet deposit fluctuations. Maturities of the securities portfolio are presented in Financial Table 3. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 40.5% and 38.8% of total deposits at December 31, 2025 and 2024, respectively.

The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At December 31, 2025, these sources are the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the Federal Home Loan Bank, with available credit of $162.2 million; and access to borrowings from the Federal Reserve Bank discount window, with available credit of $33.8 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of December 31, 2025, $3.0 million remains available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Interest-earning cash and cash equivalents	$59,289	$42,554
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	8.6%	6.4%
Total earning assets	5.2%	4.0%
Total deposits	5.5%	4.1%

At December 31, 2025, short-term borrowings totaled $25,000. Long-term debt at that date consisted solely of $29.0 million of junior subordinated debt, net of issuance costs. Other contractual obligations of the Company exist in the form of operating leases and deposits. Obligations for operating leases and deposits totaled $768,000 and $1.1 billion, respectively, at December 31, 2025. Note 7 (Leases) and Note 8 (Deposits) to the Notes to Consolidated Financial Statements provide additional information, including maturities, regarding these obligations.

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

On a regular basis, the allowance for credit losses is evaluated both individually and collectively by loan segments. The Company measures expected credit losses for loans on a collective basis when similar risk characteristics exist. However, loans that do not share the same risk characteristics as loans in the collectively assessed population are individually reviewed. Appropriately dividing the loan portfolio into different segments with similar risk characteristics aids in providing a more accurate estimation of the portfolio’s expected credit losses. The Company’s methodology for estimating lifetime credit losses is well documented and supported by internal controls, and validation of the process is performed on a recurring basis.

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

The Company models immediate rising and declining rate shocks of up to 4% (in 1% intervals) on its subsidiary bank, using a static balance sheet for a two-year horizon, as preferred by regulators. The most recent consolidated 2% rate shock projections for a one-year horizon indicates a negative impact of 9.19% on Margin in a rates-down scenario and a positive impact of 0.92% in a rates-up scenario. Based on the most recent twelve-month forecast, the subsidiary bank is more asset-sensitive and may experience some negative impact to earnings should interest rates decrease. The Bank has the potential to benefit from an increasing interest rate environment, but current market deposit pricing and embedded options in the balance sheet may limit the potential benefit.

The principal goals for asset liability management for the Company are to maintain adequate levels and sources of liquidity and to manage interest rate risk. Interest rate risk management attempts to balance the effects of interest rate changes on both interest-sensitive assets and interest-sensitive liabilities to protect Margin from wide fluctuations as a result of changes in market interest rates. To that end, management has recommended and the Board of Directors has approved policy limits that minimize the downside risk from interest rate shifts. The aforementioned ratios are within those stated limits of -18% for the respective modeled scenarios at the subsidiary bank and combined. Managing interest rate risk is an important factor to the long-term viability of the Company since Margin is such a large component of earnings. The Company’s Asset Liability Management Committee (ALCO) monitors market changes in interest rates and assists with the pricing of loans and deposit products while considering funding source needs, asset growth projections, and necessary operating liquidity.

Financial Table 1

Average Balances and Net Interest Income Analysis

	2025			2024			2023
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income	Yield
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Interest-earning assets
Taxable securities	$309,129	$11,487	3.72%	$308,335	$11,866	3.85%	$297,662	$10,743	3.61%
Non-taxable securities (1)	60,365	1,319	2.81%	57,719	1,234	2.74%	60,041	1,324	2.76%
Short-term investments	72,179	2,765	3.83%	69,986	3,231	4.62%	89,839	4,131	4.60%
Equity Securities	326	20	6.13%	331	20	6.04%	305	20	6.56%
Taxable loans (2)	665,916	41,712	6.26%	617,726	37,838	6.13%	531,211	29,159	5.49%
Non-taxable loans (1)	15,636	517	4.25%	16,970	534	4.03%	13,964	342	3.07%
Total interest-earning assets	1,123,551	57,820	5.19%	1,071,067	54,723	5.15%	993,022	45,719	4.65%
Non-earning assets
Cash and due from banks	7,105			7,307			7,418
Premises and equipment, net	14,310			14,790			14,967
Interest receivable and other	30,237			30,418			32,323
Total non-earning assets	51,652			52,515			54,708
Total assets	$1,175,203			$1,123,582			$1,047,730
Interest-bearing liabilities
Savings deposits	$98,316	$602	0.61%	$96,778	$550	0.57%	$100,945	$434	0.43%
Interest checking & MMDA	409,587	6,650	1.62%	405,444	6,724	1.66%	440,087	6,124	1.39%
Time deposits	276,677	10,378	3.75%	238,576	9,977	4.18%	147,218	5,088	3.46%
Total deposits	784,580	17,630	2.25%	740,798	17,251	2.33%	688,250	11,646	1.69%
Short-term borrowed funds	698	25	3.58%	4,618	220	4.76%	1,077	46	4.27%
Long-term debt	29,177	1,313	4.50%	29,205	1,327	4.54%	29,216	1,331	4.56%
Total interest-bearing liabilities	814,455	18,968	2.33%	774,621	18,798	2.43%	718,543	13,023	1.81%
Noninterest liabilities
Transaction deposits	283,357			284,384			276,960
Interest payable and other	11,151			11,503			11,902
Total liabilities	1,108,963			1,070,508			1,007,405
Shareholders’ equity	66,240			53,074			40,325
Total liabilities and shareholders’ equity	$1,175,203			$1,123,582			$1,047,730
Interest rate spread			2.86%			2.73%			2.84%
Net interest income and net interest margin		$38,852	3.50%		$35,925	3.40%		$32,696	3.34%

(1) Yields related to securities and loans exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2025, 2024 and 2023.

(2) Nonaccrual loans are included in loans, net of unearned income.

Financial Table 2

Volume and Rate Variance Analysis

	2025 Versus 2024			2024 Versus 2023
			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets
Taxable securities	$30	$(409)	$(379)	$398	$725	$1,123
Non-taxable securities	57	28	85	(50)	(40)	(90)
Short-term investments	93	(559)	(466)	(915)	15	(900)
Equity securities	—	—	—	2	(2)	—
Taxable loans	2,985	889	3,874	5,024	3,655	8,679
Non-taxable loans	(43)	26	(17)	84	108	192
Total interest-earning assets	3,122	(25)	3,097	4,543	4,461	9,004
Interest-bearing liabilities
Savings deposits	9	43	52	(21)	137	116
Transaction and MMDA deposits	68	(142)	(74)	(528)	1,128	600
Other time deposits	1,511	(1,110)	401	3,489	1,400	4,889
Short-term borrowed funds	(164)	(31)	(195)	160	14	174
Long-term debt	(1)	(13)	(14)	(1)	(3)	(4)
Total interest-bearing liabilities	1,423	(1,253)	170	3,099	2,676	5,775
Net interest income	$1,699	$1,228	$2,927	$1,444	$1,785	$3,229

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

Financial Table 3

Weighted Average Yield on Investment Securities

	December 31, 2025	December 31, 2024
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities available for sale
U.S. Treasury
Due within twelve months	—	2.02%
Due after one but within five years	1.24%	1.24%
	1.24%	1.41%
U.S. Government agencies
Due within twelve months	1.82%	—
Due after one but within five years	3.35%	3.53%
Due after five but within ten years	4.74%	5.34%
Due after ten years	4.60%	5.21%
	4.50%	4.98%
Mortgage-backed securities
Due within twelve months	2.43%	6.94%
Due after one but within five years	1.78%	1.79%
Due after five but within ten years	2.08%	2.04%
Due after ten years	3.97%	3.77%
	3.51%	3.30%
Asset-backed securities
Due after ten years	5.53%	6.29%
	5.53%	6.29%
State and political
Due within twelve months	5.75%	5.62%
Due after one but within five years	3.88%	3.27%
Due after five but within ten years	1.87%	2.04%
Due after ten years	2.60%	2.25%
	2.48%	2.23%
Corporate Bonds
Due within twelve months	1.05%	5.71%
Due after one but within five years	4.00%	2.53%
	2.53%	3.59%
Total Securities available for sale
Due within twelve months	1.43%	3.18%
Due after one but within five years	1.91%	1.84%
Due after five but within ten years	2.73%	2.53%
Due after ten years	3.79%	3.77%
	3.30%	3.24%

(1) Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2025 and 2024.

Financial Table 3

Weighted Average Yield on Investment Securities (Continued)

	December 31, 2025	December 31, 2024
	Weighted	Weighted
	Average Yield (1)	Average Yield (1)
Securities held to maturity
State and political
Due after five but within ten years	2.68%	2.68%
Due after ten years	3.38%	3.35%
	3.23%	3.20%
Corporate Bonds
Due after one but within five years	6.56%	8.65%
Due after five but within ten years	3.69%	4.34%
	5.17%	5.20%
Total Securities held to maturity
Due after one but within five years	6.56%	8.65%
Due after five but within ten years	3.35%	4.04%
Due after ten years	3.38%	3.35%
	4.14%	4.32%

(1) Yields on securities and investments exempt from federal and/or state income taxes are stated on a fully tax-equivalent basis, assuming a 21.00% tax rate for 2025 and 2024.

Financial Table 4

Noninterest Income

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Income from mortgage banking	$3,872	$2,781	$3,159
Asset management fees	2,581	2,329	1,980
Interchange and card transaction fees, net	1,094	1,193	1,252
Service charges on deposit accounts	1,060	1,091	1,056
Other banking fees	934	1,035	982
Brokerage commissions	613	439	481
Other gains (losses) from sale of assets	15	(11)	204
Investment securities losses	—	(148)	(42)
Supplemental executive retirement plan gain (loss)	631	338	(90)
Other noninterest income	459	689	486
Total noninterest income	$11,259	$9,736	$9,468

Financial Table 5

Other Noninterest Expense

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Director fees and expense	$322	$278	$329
Dues and subscriptions	444	356	285
Postage	266	242	227
Shareholder relations expense	199	184	213
Telephone and data lines	182	196	198
Insurance	155	149	151
Employee education	140	157	141
Franchise and other taxes	156	134	120
Armored transport service	141	126	109
Office supplies and printing	100	75	94
Other	578	778	562
Total other noninterest expense	$2,683	$2,675	$2,429

Financial Table 6

Loan Portfolio Composition

	At December 31,
	2025		2024
		% of Total		% of Total
(dollars in thousands)	Amount	Loans	Amount	Loans
Loan type:
Commercial	$110,088	15.98%	$104,872	15.76%
Real estate - commercial	255,850	37.15%	245,569	36.90%
Real estate - construction	76,700	11.14%	78,729	11.83%
Real estate - residential	231,818	33.66%	218,954	32.90%
Consumer	9,611	1.39%	11,020	1.65%
Other	4,683	0.68%	6,408	0.96%
Total loans	688,750	100.00%	665,552	100.00%
Less:
Allowance for credit losses	(6,420)		(5,824)
Unearned net loan costs	812		825
Net loans	$683,142		$660,553

Financial Table 7

Selected Loan Maturities

	December 31, 2025
			Five to
	One Year	One to	Fifteen	Over Fifteen
(dollars in thousands)	or Less	Five Years	Years	Years	Total
Commercial and agricultural	$9,073	$27,977	$20,498	$52,540	$110,088
Real estate - construction	24,615	5,431	15,575	31,079	76,700
Total selected loans	$33,688	$33,408	$36,073	$83,619	$186,788
Fixed rate loans	$3,875	$27,721	$39,886	$59,463	$130,945
Sensitivity to rate changes:
Variable interest rates	$45,987	$34,956	$159,465	$318,209	$558,617

Financial Table 8

Allocation of Charge-Offs and Recoveries

	At December 31,
	2025			2024
(dollars in thousands)	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans	Net charge-offs (recoveries)	Average loans	Net charge-offs (recoveries) to average loans
Commercial	$15	$108,026	0.01%	$187	$103,871	0.18%
Real estate - commercial	—	252,899	—	—	231,577	—
Other real estate construction	—	49,972	—	—	43,566	—
Real estate 1-4 family construction	—	22,607	—	—	19,537	—
Real estate - residential	(3)	154,881	(0.002)%	(2)	149,600	(0.001)%
Home equity	85	70,904	0.12%	—	64,179	—
Consumer loans	63	9,797	0.64%	85	11,410	0.74%
Other loans	—	5,164	—	—	6,134	—
Total	$160	$674,250	0.024%	$270	$629,874	0.043%

Financial Table 9

Allocation of the Allowance for Credit Losses

	At December 31,
	2025		2024
		% of Total		% of Total
(dollars in thousands)	Amount	Loans (1)	Amount	Loans (1)
Commercial	$1,479	23.04%	$1,528	26.24%
Real estate - commercial	2,420	37.70%	2,266	38.91%
Other real estate construction	487	7.59%	412	7.07%
Real estate 1-4 family construction	83	1.29%	56	0.96%
Real estate - residential	1,155	17.99%	781	13.41%
Home equity	687	10.70%	588	10.10%
Consumer loan	94	1.46%	175	3.00%
Other loans	15	0.23%	18	0.31%
Total loans	$6,420	100.00%	$5,824	100.00%

(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

Financial Table 10

Maturities of Time Deposits

	December 31, 2025
	3 Months	Over 3 Months	Over 1 Year	Over
	or Less	to 1 Year	to 3 Years	3 Years	Total
	(dollars in thousands)
U.S. time deposits in amounts in excess of the FDIC insurance limit	$69,625	$63,781	$818	$—	$134,224
Other time deposits	66,107	79,115	4,424	926	150,572
	$135,732	$142,896	$5,242	$926	$284,796

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Item not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Uwharrie Capital Corp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uwharrie Capital Corp and Subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) on loans was $6.4 million at December 31, 2025. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist, evaluating credit risk in the Consumer segment based on consumer credit scores and collateral and the Commercial segment based upon loan risk grade and collateral. The allowance for credit losses for each segment is calculated using a non‑discounted cash flow methodology that incorporates macroeconomic forecasts to project expected losses. A third-party forecast is utilized to project defaults for two years followed by a one‑year reversion period to the historical long‑run average economic forecast for the remainder of the portfolio life. Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation model.

We identified the Company’s estimate of the ACL, and more specifically, the overall application of the qualitative reserve framework, as a critical audit matter. The principal considerations for our determination included the use of professionals with specialized skills and knowledge and the high degree of auditor judgment required to evaluate management’s application of the qualitative reserve framework, and in particular, the cumulative effect of key qualitative considerations and key assumptions not fully reflected in quantitative model outputs, due to the inherent estimation uncertainty involved.

The following are the primary procedures we performed to address this critical audit matter:

We obtained an understanding of the Company’s process and evaluated the design and implementation of internal controls related to management’s development of the ACL, including those specifically related to the overall application of the qualitative reserve framework.

We tested management’s process for developing the ACL, including the application of the qualitative reserve framework, through:

•
Assessing the appropriateness and reasonableness of the qualitative framework, including key judgments and assumptions applied by management.
•
Evaluating the relevance and reliability of key data used in developing the qualitative reserve and the appropriateness of qualitative adjustments, including testing the completeness and accuracy of the data used and mathematical accuracy of the calculations significant to the estimate.
•
Evaluating, with the support of our internal specialists, the conceptual soundness of certain aspects of the model methodology. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to supporting documentation.

We evaluated the reasonableness of the overall qualitative ACL amount, considering past performance of the Company's loan portfolio, trends in credit quality, and peer-bank information.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 1996.

Charlotte, North Carolina

March 5, 2026

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024
	(dollars in thousands)
ASSETS
Cash and due from banks	$14,040	$9,713
Interest-earning deposits with banks	59,289	42,554
Cash and cash equivalents	73,329	52,267
Securities available for sale, at fair value (amortized cost $379,272 and $365,088, respectively)	357,740	332,986
Securities held to maturity, at amortized cost (fair value $20,208 and $24,561, respectively)	21,992	26,813
Less allowance for credit losses on securities held to maturity	(45)	(68)
Net securities held to maturity	21,947	26,745
Equity securities, at fair value	303	334
Loans held for sale	9,019	4,561
Loans held for investment	689,562	666,377
Less allowance for credit losses on loans	(6,420)	(5,824)
Net loans held for investment	683,142	660,553
Premises and equipment, net	14,710	14,479
Interest receivable	4,428	4,355
Prepaid expenses	1,255	1,359
Restricted stock	1,779	1,709
Bank-owned life insurance	8,081	7,938
Deferred income tax	6,840	8,983
Loan servicing assets	3,702	3,903
Mortgage banking derivatives	883	795
Other assets	9,187	7,841
Total assets	$1,196,345	$1,128,808

LIABILITIES
Deposits:
Demand noninterest-bearing	$269,566	$272,355
Interest checking and money market accounts	421,381	395,079
Savings deposits	105,038	92,954
Time deposits, $250,000 and over	135,474	133,335
Other time deposits	149,322	136,513
Total deposits	1,080,781	1,030,236
Short-term borrowed funds	25	1,414
Long-term debt	29,048	29,161
Mortgage banking derivatives	58	—
Other liabilities	10,876	10,318
Total liabilities	1,120,788	1,071,129
Off balance sheet items, commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,175,297 and 7,077,941, at December 31, 2025 and 2024, respectively	8,969	8,847
Additional paid-in capital	13,492	12,553
Undivided profits	58,996	50,351
Accumulated other comprehensive loss	(16,555)	(24,727)
Total Uwharrie Capital Corp shareholders’ equity	64,902	47,024
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	75,557	57,679
Total liabilities and shareholders’ equity	$1,196,345	$1,128,808

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(dollars in thousands, except share and per share data)
Interest Income
Loans, including fees	$42,229	$38,372	$29,501
Investment securities:
Investment securities, taxable	11,487	11,866	10,743
Investment securities, non-taxable	1,319	1,234	1,324
Equity securities	20	20	20
Interest-earning deposits with banks and federal funds sold	2,765	3,231	4,131
Total interest income	57,820	54,723	45,719
Interest Expense
Interest checking and money market accounts	6,650	6,723	6,124
Savings deposits	602	550	434
Time deposits, $250,000 and over	5,188	4,893	2,333
Other time deposits	5,190	5,085	2,755
Short-term borrowed funds	25	220	46
Long-term debt	1,313	1,327	1,331
Total interest expense	18,968	18,798	13,023
Net interest income	38,852	35,925	32,696
Provision for (recovery of) credit losses
Loans	756	533	1,495
Securities held to maturity	(23)	12	(15)
Unfunded loan commitments	(7)	(17)	34
Total provision for credit losses	726	528	1,514
Net interest income after provision for credit losses	38,126	35,397	31,182
Noninterest Income
Service charges on deposit accounts	1,060	1,091	1,056
Other service fees and commissions	4,128	3,803	3,443
Interchange and card transaction fees, net	1,094	1,193	1,252
Loss on sale/call of securities	—	(148)	(42)
Realized/unrealized gain (loss) on equity securities	(31)	32	10
Income from mortgage banking	3,872	2,781	3,159
Supplemental executive retirement plan gain (loss)	631	338	(90)
Other income	505	646	680
Total noninterest income	11,259	9,736	9,468
Noninterest Expense
Salaries and employee benefits	22,437	20,806	19,306
Net occupancy expense	1,873	1,793	1,783
Equipment expense	808	849	788
Data processing costs	889	851	733
Loan costs	270	146	390
Professional fees and services	1,119	1,079	964
Marketing and donations	1,484	1,499	1,298
Electronic banking expense	504	426	563
Software amortization and maintenance	1,546	1,349	1,247
FDIC insurance	538	563	475
Supplemental executive retirement plan gain (loss)	631	338	(90)
Other noninterest expense	2,683	2,675	2,429
Total noninterest expense	34,782	32,374	29,886
Income before income taxes	14,603	12,759	10,764
Income taxes	3,250	2,851	2,168
Net income	$11,353	$9,908	$8,596
Consolidated net income	$11,353	$9,908	$8,596
Less: Net income attributable to noncontrolling interest	(565)	(566)	(565)
Net income attributable to Uwharrie Capital Corp and common shareholders	10,788	9,342	8,031
Net income per common share
Basic	$1.49	$1.26	$1.06
Diluted	$1.49	$1.26	$1.06
Weighted average common shares outstanding
Basic	7,237,873	7,403,667	7,561,689
Diluted	7,237,873	7,403,667	7,561,689

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(dollars in thousands)
Net Income	$11,353	$9,908	$8,596
Other comprehensive income:
Unrealized gain on available for sale securities	10,570	485	8,624
Related tax effect	(2,398)	(112)	(1,993)
Reclassification of loss recognized in net income	—	—	42
Related tax effect	—	—	(8)
Total other comprehensive income	8,172	373	6,665
Comprehensive income	19,525	10,281	15,261
Less: Comprehensive income attributable to noncontrolling interest	(565)	(566)	(565)
Comprehensive income attributable to Uwharrie Capital Corp	$18,960	$9,715	$14,696

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2025, 2024 and 2023

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2022	7,075,125	$8,844	$12,633	$37,030	$(31,765)	$10,655	$37,397
Cumulative effect of change in accounting principle	—	$—	$—	$(1,915)	—	$—	(1,915)
Net Income	—	—	—	8,031	—	565	8,596
Repurchase of common stock	(90,017)	(113)	(615)	—	—	—	(728)
2.0% stock dividend	139,330	174	858	(1,032)	—	—	—
Cash paid – fractional shares	—	—	—	(9)	—	—	(9)
Other comprehensive income	—	—	—	—	6,665	—	6,665
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(416)	(416)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2023	7,124,438	$8,905	$12,876	$42,105	$(25,100)	$10,655	$49,441
Net Income	—	—	—	9,342	—	566	9,908
Repurchase of common stock	(184,478)	(231)	(1,236)	—	—	—	(1,467)
2.0% stock dividend	137,981	173	913	(1,086)	—	—	—
Cash paid – fractional shares	—	—	—	(10)	—	—	(10)
Other comprehensive income	—	—	—	—	373	—	373
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(417)	(417)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2024	7,077,941	$8,847	$12,553	$50,351	$(24,727)	$10,655	$57,679
Net Income	—	—	—	10,788	—	565	11,353
Repurchase of common stock	(110,939)	(138)	(932)	—	—	—	(1,070)
3.0% stock dividend	208,295	260	1,871	(2,131)	—	—	—
Cash paid – fractional shares	—	—	—	(12)	—	—	(12)
Other comprehensive income	—	—	—	—	8,172	—	8,172
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(416)	(416)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(149)	(149)
Balance, December 31, 2025	7,175,297	$8,969	$13,492	$58,996	$(16,555)	$10,655	$75,557

The accompanying notes are an integral part of the consolidated financial statements.

UWHARRIE CAPITAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(dollars in thousands)
Cash flows from operating activities
Net income	$11,353	$9,908	$8,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,071	1,105	1,110
Right of use asset amortization	396	386	377
Provision for credit losses	726	528	1,514
Loss on sale of securities available for sale	—	—	42
Loss on call of securities held to maturity	—	148	—
Gain on sale of mortgage loans	(1,902)	(1,000)	(1,103)
(Gain) loss on sale of premises and equipment	(15)	11	(167)
Gain on sale of OREO	(83)	—	—
OREO write-down	—	141	—
Realized/unrealized (gain) loss on equity securities	31	(32)	(10)
Net amortization of premium on investment securities available for sale	1,763	1,702	1,939
Net amortization of premium on investment securities held to maturity	121	126	143
Amortization of loan servicing rights	1,290	1,213	1,228
Originations and purchases of mortgage loans for sale	(170,390)	(109,352)	(84,694)
Proceeds from sale of mortgage loans for sale	167,834	110,486	83,876
Mortgage banking derivatives	(31)	(231)	(739)
Loan servicing assets	(1,089)	(829)	(584)
Accrued interest receivable	(73)	38	(760)
Prepaid assets	104	62	(591)
Cash surrender value of life insurance	(143)	(145)	(140)
Miscellaneous other assets	(1,418)	334	882
Deferred income taxes	(254)	(186)	(794)
Accrued interest payable	(52)	91	306
Miscellaneous other liabilities	617	(422)	(1,094)
Net cash provided by operating activities	9,856	14,082	9,337
Cash flows from investing activities
Proceeds from sale of investment securities available for sale	—	—	11,329
Proceeds from maturities, calls and paydowns of securities available for sale	44,588	59,232	28,969
Proceeds from maturities, calls and paydowns of securities held to maturity	4,700	1,513	1,563
Purchase of investment securities available for sale	(60,535)	(56,721)	(45,644)
Purchase of investments in other assets	(89)	(564)	(217)
Proceeds from distributions of investments in other assets	161	224	—
Proceeds from redemptions of restricted stock	—	20	243
Purchases of restricted stock	(70)	(57)	(487)
Net increase in loans	(23,451)	(74,576)	(94,953)
Purchase of premises and equipment	(1,659)	(846)	(1,797)
Proceeds from sale of premises, equipment and other assets	53	31	200
Proceeds from sale of OREO	189	—	—
Net cash used by investing activities	(36,113)	(71,744)	(100,794)
Cash flows from financing activities
Net increase in deposit accounts	50,545	48,523	41,857
Net increase (decrease) in federal funds purchased and other short-term borrowings	(1,389)	35	335
Repayment of long-term borrowings	(190)	(20)	(580)
Repurchase of common stock, net	(1,070)	(1,467)	(728)
Dividends paid on preferred stock (noncontrolling interest)	(565)	(566)	(565)
Cash paid for fractional shares	(12)	(10)	(9)
Net cash provided by financing activities	47,319	46,495	40,310
Increase (decrease) in cash and cash equivalents	21,062	(11,167)	(51,147)
Cash and cash equivalents, beginning of year	52,267	63,434	114,581
Cash and cash equivalents, end of year	$73,329	$52,267	$63,434
Supplemental disclosures of cash flow information
Interest paid	$18,943	$18,624	$12,633
Income taxes paid	3,646	3,062	2,427
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	8,172	373	6,665
Loans transferred to foreclosed real estate	106	—	142

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

On January 19, 2000, the Company completed its acquisition of Anson BanCorp, Inc. and its subsidiary, Anson Savings Bank. The savings bank retained its North Carolina savings bank charter and became a wholly owned subsidiary of Uwharrie Capital Corp as Anson Bank & Trust Company (“Anson”), operating out of its main office branch in Wadesboro, North Carolina. Anson was consolidated into Uwharrie Bank effective September 1, 2013.

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

Note 1 - Significant Accounting Policies (Continued)

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

Investment Securities Available for Sale

Investment securities available for sale consist of United States Treasuries, United States Government agency securities, Government Sponsored Enterprise (GSE) mortgage-backed securities and collateralized mortgage obligations (CMOs), Federal Family Education Loan Program (FFELP) student loan asset-backed securities, corporate bonds and state and political subdivision bonds. Gains and losses on the sale of available for sale securities are determined using the specific identification method and recorded on a trade basis. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025, there was no allowance for credit loss related to the available for sale securities portfolio. Accrued interest receivable on available for sale debt securities, included in interest receivable in the consolidated balance sheets, totaled $1.9 million at December 31, 2025 and was excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, included in interest receivable in the consolidated balance sheets, was excluded from the estimate of credit losses.

The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. Management classifies the held to maturity portfolio into the following major security types: state and political subdivisions and corporate bonds. The state and political subdivisions securities held by the Company are highly rated by major rating agencies. As such, there was minimal allowance for credit losses recorded at December 31, 2025 and December 31, 2024 for state and political subdivisions securities.

Note 1 - Significant Accounting Policies (Continued)

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Accrued interest receivable is excluded from the estimate of credit losses.

The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company evaluates credit risk in the Consumer segment based upon consumer credit scores and collateral and the Commercial segment based upon loan risk grade and collateral. The allowance for credit losses for each segment is calculated using a non-discounted cash flow methodology. The non-discounted cash flow methodology incorporates macroeconomic forecasts to project expected losses. Significant macroeconomic factors used in estimating the expected losses include the national unemployment rate and the NC unemployment rate. A third-party forecast is utilized to project defaults for two years followed by a one year reversion period to the historical long run average economic forecast for the remainder of the portfolio life.

Previously, the Company individually reviewed loans that do not share the same risk characteristics as other loans and were determined to be collateral dependent. Beginning in the last quarter of 2025, the Company expanded its individual review process to include loans that do not share the same risk characteristics as loans in the collectively assessed population, regardless of collateral dependence. Individually assessed loans determined to be collateral dependent are evaluated based on the fair value of the underlying collateral, as repayment is expected to be derived through the operation or sale of the collateral. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are measured using the fair value of collateral at the reporting date, adjusted for selling costs as appropriate. Loans that are not deemed collateral dependent are assigned a probability of default based on default history. If the loan has defaulted, it will be assigned a 100% probability of default; otherwise, it will be assigned a probability of default based on the Company’s historical experience, which is higher than the forecasted probability of default applied in the collectively assessed portfolio.

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

Note 1 - Significant Accounting Policies (Continued)

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of December 31, 2025 and December 31, 2024.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at December 31, 2025
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$25,267	$845
Forward sales commitments	3,452	38
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	22,250	58

Balance at December 31, 2024
Included in mortgage banking derivatives asset:
Interest rate lock commitments	$32,352	$591
Forward sales commitments	2,173	44
To-be-announced mortgage-backed securities trades	25,500	160

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

Note 1 - Significant Accounting Policies (Continued)

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Additions and major replacements or betterments which extend the useful lives of premises and equipment are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Depreciation is computed principally by the straight-line method over estimated useful lives, except in the case of leasehold improvements, which are amortized over the term of the leases, if shorter. Useful lives range from five to seven years for furniture, fixtures and equipment, to ten to thirty-nine years for leasehold improvements and buildings, respectively. Upon retirement or other disposition of the assets, the cost and the related accumulated depreciation are removed from the accounts and any gains or losses are reflected in income. Right-of-use (“ROU”) assets that are recognized at the initial adoption of a lease arrangement are included in premises and equipment. More information regarding ROU assets can be found in Note 7 (Leases) to the Company’s Notes to Consolidated Financial Statements.

Restricted Stock

As a requirement for membership, the Bank invests in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these investments, the Company estimated that fair value approximates cost and that these investments were not impaired.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. As of December 31, 2025 and December 31, 2024, there are no outstanding awards.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate North Carolina income tax returns. The Bank files a separate South Carolina income tax return. The provision for income taxes in the accompanying consolidated financial statements is provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold. The tax returns for the Company are subject to audit by federal and state taxing authorities for the 2022 fiscal year and thereafter. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of other expenses in the income statement; however, if interest becomes a material amount, it would be reclassified as interest expense. There were no interest or penalties accrued during the years ended December 31, 2025, 2024 or 2023.

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

For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognize revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions and fees derived from our customers’ use of various interchange and ATM/debit card/credit card networks. Network costs associated with debit card and credit card transactions are netted against the related fees from such transactions. For the twelve months ended December 31, 2025, gross interchange and card transaction fees totaled $3.1 million while related network costs totaled $2.1 million. On a net basis, we reported $1.1 million as interchange and card transaction fees in the accompanying Consolidated Statement of Income for the twelve months ended December 31, 2025. For the twelve months ended December 31, 2024 and December 31, 2023, interchange and card transaction fees were $3.1 million and $3.0 million, respectively, on a gross basis while related network costs were $1.9 million and $1.7 million, respectively.

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

Note 1 - Significant Accounting Policies (Continued)

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

The Company does not record loans at fair value on a recurring basis. The Company measures expected credit losses on loans held at amortized cost using the CECL model. Loans that do not share common risk characteristics with other loans are evaluated on an individual basis. For individually evaluated loans, expected credit losses are measured using one or more methods, which may include non-discounted cash flow analyses or the fair value of collateral. For collateral dependent loans, expected credit losses are measured based on the fair value of the collateral, less estimated costs to sell when foreclosure is probable. In certain circumstances, the fair value of collateral may exceed the amortized cost basis of the loan. If the fair value of collateral equals or exceeds the amortized cost basis of a collateral dependent loan, the measured expected credit loss is zero and no allowance is recorded for that loan. The Company generally determines the fair value of collateral using appraised values, which involve significant management judgment and are classified as Level 3 valuations within the fair value hierarchy.

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

The following table presents the changes in accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Beginning Balance	$(24,727)	$(25,100)	$(31,765)
Accumulated other comprehensive income before reclassifications, net of ($2,398), ($112) and ($1,993) tax effect, respectively	8,172	373	6,631
Amounts reclassified from accumulated other comprehensive income, net of $0, $0, and ($8) tax effect, respectively	—	—	34
Net current-period other comprehensive income	8,172	373	6,665
Ending Balance	$(16,555)	$(24,727)	$(25,100)

Earnings per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company had no stock options outstanding at December 31, 2025, 2024 and 2023.

Note 1 - Significant Accounting Policies (Continued)

On October 28, 2025, the Company’s Board of Directors declared a 3.0% stock dividend payable on December 1, 2025 to shareholders of record on November 10, 2025. All information presented in the accompanying consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend.

The computation of weighted average shares used in the calculation of basic and dilutive earnings per share is summarized below:

	2025	2024	2023
Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per common share	7,237,873	7,403,667	7,561,689

The Company had no outstanding dilutive securities at December 31, 2025, 2024 and 2023.

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

Segment Reporting

The Company operates in three operating segments: banking operations, mortgage banking, and wealth management. The Company’s operating segments are determined based on the nature of the products and services. The Executive Management Team (as defined in Note 18) has determined it is appropriate to aggregate the three operating segments into one reportable segment. See Note 18 (Segment Reporting) to the Company’s Notes to Consolidated Financial Statements for more information regarding segment reporting.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances income tax disclosure requirements. Under the new guidance, entities must disclose additional information in specified categories for federal, state and foreign income taxes with respect to the reconciliation of the effective tax rate to the statutory rate (rate reconciliation). Greater detail is also required about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. Additionally, the amendments require that entities must disaggregate income taxes paid, net of refunds received, for federal, state and foreign taxes and further disaggregate for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The quantitative threshold is equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. ASU 2023-09 became effective for the Company on January 1, 2025. Entities may apply the amendments prospectively or may elect retrospective application. The Company has adopted the ASU on a prospective basis as presented in Note 11 (Income Tax Matters) to the Company’s Notes to Consolidated Financial Statements. This adoption did not have a material impact on the Company’s financial statements.

Note 1 - Significant Accounting Policies (Continued)

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

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). The Company is currently evaluating income tax implications of the Act. The Company does not expect the Act to have a material impact on the Company’s financial statements.

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

Note 2 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$25,753	$—	$1,756	$23,997
U.S. Government agencies	45,862	95	729	45,228
GSE - Mortgage-backed securities and CMOs	182,088	839	8,173	174,754
Asset-backed securities	20,726	271	32	20,965
State and political subdivisions	100,843	221	12,178	88,886
Corporate bonds	4,000	—	90	3,910
Total securities available for sale	$379,272	$1,426	$22,958	$357,740

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity
State and political subdivisions	$11,692	$—	$1,133	$10,559	$—	$11,692
Corporate bonds	10,300	—	651	9,649	45	10,255
Total securities held to maturity	$21,992	$—	$1,784	$20,208	$45	$21,947

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Treasury	$32,961	$—	$3,067	$29,894
U.S. Government agencies	42,667	97	1,035	41,729
GSE - Mortgage-backed securities and CMOs	165,561	198	12,970	152,789
Asset-backed securities	23,215	407	44	23,578
State and political subdivisions	94,684	5	15,436	79,253
Corporate bonds	6,000	—	257	5,743
Total securities available for sale	$365,088	$707	$32,809	$332,986

Note 2 - Investment and Equity Securities (Continued)

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity
State and political subdivisions	$11,813	$—	$1,078	$10,735	$—	$11,813
Corporate bonds	15,000	—	1,174	13,826	68	14,932
Total securities held to maturity	$26,813	$—	$2,252	$24,561	$68	$26,745

At December 31, 2025 and December 31, 2024, the Company owned Federal Reserve Bank (FRB) stock reported at cost of $959,000. The Company owned Federal Home Loan Bank (FHLB) stock reported at cost of $819,000 and $750,000 at December 31, 2025 and December 31, 2024, respectively. The investments in Federal Reserve stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated the fair value approximated cost and that these investments were not impaired at December 31, 2025.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the year ended December 31, 2025.

	State and political subdivisions	Corporate bonds	Total

Balance, December 31, 2024	$—	$68	$68
Recovery of credit losses	—	(23)	(23)
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, December 31, 2025	$—	$45	$45

On a quarterly basis, the Company monitors the credit quality of the debt securities held to maturity through the use of credit ratings. For unrated securities, primarily corporate bonds consisting of subordinated debt of bank holding companies, individual financial reports are reviewed quarterly. Capital, profitability, liquidity and other ratios are reviewed to assist in determining credit quality. The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at December 31, 2025.

December 31, 2025	State and political subdivisions	Corporate bonds	Total

Aaa	$—	$—	$—
Aa1/Aa2/Aa3	11,088	—	11,088
A1/A2	—	—	—
BBB	—	—	—
Not rated	604	10,300	10,904
Total	$11,692	$10,300	$21,992

At December 31, 2025, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the year ended December 31, 2025.

Results from sales of securities available for sale for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$11,329
Realized gains from sales	$—	$—	$54
Realized losses from sales	—	—	(96)
Net realized gains (losses)	$—	$—	$(42)

Note 2 - Investment and Equity Securities (Continued)

At December 31, 2025 and 2024 securities available for sale with a carrying amount of $167.4 million and $161.5 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

We believe the unrealized losses on investment securities are a result of a volatile market and fluctuations in market prices due to a rise in interest rates, which will adjust if rates decline. Management does not believe these fluctuations are a reflection of the credit quality of the investments.

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024.

December 31, 2025	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	5	$23,997	$1,756	$23,997	$1,756
U.S. Government agencies	11	13,378	56	28	18,932	673	32,310	729
GSE - Mortgage-backed securities and CMOs	11	23,048	177	61	94,444	7,996	117,492	8,173
Asset-backed securities	1	466	2	4	4,316	30	4,782	32
State and political subdivisions	4	5,376	113	57	72,704	12,065	78,080	12,178
Corporate bonds	—	—	—	2	3,910	90	3,910	90
Total securities available for sale	27	$42,268	$348	157	$218,303	$22,610	$260,571	$22,958

December 31, 2024	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	7	$29,894	$3,067	$29,894	$3,067
U.S. Government agencies	9	9,956	134	24	19,995	901	29,951	1,035
GSE - Mortgage-backed securities and CMOs	19	32,580	313	57	97,798	12,657	130,378	12,970
Asset-backed securities	2	2,872	21	3	4,189	23	7,061	44
State and political subdivisions	5	7,773	253	57	70,169	15,183	77,942	15,436
Corporate bonds	—	—	—	3	5,743	257	5,743	257
Total securities available for sale	35	$53,181	$721	151	$227,788	$32,088	$280,969	$32,809

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

At December 31, 2025, the Company did not intend to sell and believed it was not likely to be required to sell the available for sale securities that were in a loss position prior to full recovery.

Note 2 - Investment and Equity Securities (Continued)

The following tables show contractual maturities of the investment portfolio as of December 31, 2025:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities available for sale
Due within twelve months	$2,605	$2,562
Due after one but within five years	63,791	60,554
Due after five but within ten years	55,525	51,334
Due after ten years	257,351	243,290
	$379,272	$357,740

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Securities held to maturity
Due after one but within five years	$5,300	$5,086
Due after five but within ten years	7,599	7,082
Due after ten years	9,093	8,040
	$21,992	$20,208

The portion of unrealized gains and losses for the twelve months ended December 31, 2025 and 2024 related to equity securities still held at the reporting date is calculated as follows:

	Twelve Months Ended December 31,
	2025	2024
	(dollars in thousands)
Gross proceeds from sales	$—	$—

Net gains (losses) recognized during the period on equity securities	$(31)	$32
Less: Net gains (losses) recognized from equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(31)	$32

Note 3 – Loans Held for Investment

The composition of net loans held for investment by class as of December 31, 2025 and 2024 is as follows:

	2025	2024
	(dollars in thousands)
Commercial
Commercial	$110,088	$104,872
Real estate - commercial	255,850	245,569
Other real estate construction loans	57,247	50,940
Other loans	4,683	6,408
Noncommercial
Real estate 1-4 family construction	19,453	27,789
Real estate - residential	158,556	150,667
Home equity	73,262	68,287
Consumer loans	9,611	11,020
	688,750	665,552
Less:
Allowance for credit losses	(6,420)	(5,824)
Deferred loan fees, net	812	825
Loans held for investment, net	$683,142	$660,553

Note 3 – Loans Held for Investment (Continued)

Although the Bank’s loan portfolio is diversified, there is a concentration of mortgage real estate loans, primarily one-to-four family residential and home equity loans, which represents 33.7% of total loans. Additionally, there is a concentration in commercial loans secured by real estate that represents 37.1% of total loans. The commercial loan real estate portfolio is diversified and comprised of different types of real estate including, but not limited to, commercial buildings, commercial land development, multi-family housing, hotels, agriculture, and shopping center locations. There is not a concentration of a particular type of credit in this group of commercial loans. The Company’s loan policies are written to address loan-to-value ratios and collateralization methods with respect to each lending category. Consideration is given to the economic and credit risk of lending areas and customers associated with each category.

The carrying value of foreclosed properties held as other real estate was $0 at December 31, 2025 and December 31, 2024. The Company had no residential real estate in process of foreclosure at December 31, 2025. At December 31, 2024, the Company had $93,000 of residential real estate in process of foreclosure.

Note 4 - Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the years ended December 31, 2025 and 2024.

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824
Provision for (recovery of) credit losses	(34)	154	75	(3)	27	371	184	(18)	756
Charge-offs	(123)	—	—	—	—	—	(89)	(130)	(342)
Recoveries	108	—	—	—	—	3	4	67	182
Net (charge-offs) recoveries	(15)	—	—	—	—	3	(85)	(63)	(160)
Balance, December 31, 2025	$1,479	$2,420	$487	$15	$83	$1,155	$687	$94	$6,420

	Commercial Loans				Noncommercial Loans
(dollars in thousands)	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total Loans

Balance, December 31, 2023	$1,493	$2,057	$389	$9	$31	$796	$582	$204	$5,561
Provision for (recovery of) credit losses	222	209	23	9	25	(17)	6	56	533
Charge-offs	(322)	—	—	—	—	—	(1)	(157)	(480)
Recoveries	135	—	—	—	—	2	1	72	210
Net (charge-offs) recoveries	(187)	—	—	—	—	2	—	(85)	(270)
Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824

Note 4 - Allowance for Credit Losses on Loans (Continued)

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

December 31, 2025	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$22	$—	$22	$110,066	$110,088	$—
Real estate - commercial	—	—	—	255,944	255,944	—
Other real estate construction	—	—	—	57,247	57,247	—
Real estate 1-4 family construction	—	—	—	19,453	19,453	—
Real estate - residential	561	179	740	158,534	159,274	—
Home equity	104	199	303	72,959	73,262	—
Consumer loans	13	—	13	9,598	9,611	—
Other loans	—	—	—	4,683	4,683	—
Total	$700	$378	$1,078	$688,484	$689,562	$—

December 31, 2024	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$9	$88	$97	$104,773	$104,870	$—
Real estate - commercial	43	—	43	245,636	245,679	—
Other real estate construction	—	—	—	50,940	50,940	—
Real estate 1-4 family construction	—	—	—	27,789	27,789	—
Real estate - residential	429	64	493	150,891	151,384	—
Home equity	176	40	216	68,071	68,287	—
Consumer loans	42	—	42	10,978	11,020	—
Other loans	—	—	—	6,408	6,408	—
Total	$699	$192	$891	$665,486	$666,377	$—

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accrual status 90 days or more until they are paid current or charged off.

The composition of nonaccrual loans by class as of December 31, 2025 and 2024 is as follows:

	December 31, 2025			Twelve Months Ended
	Nonaccrual Loans	Nonaccrual Loans	Total Nonaccrual	December 31, 2025
	with No Allowance	with an Allowance	Loans	Interest Income
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	179	179	26
Home equity	—	199	199	11
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$378	$378	$37

Note 4 - Allowance for Credit Losses on Loans (Continued)

	December 31, 2024			Twelve Months Ended
	Nonaccrual Loans	Nonaccrual Loans	Total Nonaccrual	December 31, 2024
	with No Allowance	with an Allowance	Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$88	$88	$1
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	64	64	13
Home equity	—	40	40	1
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$192	$192	$15

Loans that are in nonaccrual status or 90 days or more past due and still accruing are considered to be nonperforming. At both December 31, 2025 and 2024, there were no loans 90 days or more past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class as of December 31, 2025 and 2024:

December 31, 2025	Performing	Nonperforming	Total
	(dollars in thousands)
Commercial	$110,088	$—	$110,088
Real estate - commercial	255,944	—	255,944
Other real estate construction	57,247	—	57,247
Real estate 1-4 family construction	19,453	—	19,453
Real estate - residential	159,095	179	159,274
Home equity	73,063	199	73,262
Consumer loans	9,611	—	9,611
Other loans	4,683	—	4,683
Total	$689,184	$378	$689,562

December 31, 2024	Performing	Nonperforming	Total
	(dollars in thousands)
Commercial	$104,782	$88	$104,870
Real estate - commercial	245,679	—	245,679
Other real estate construction	50,940	—	50,940
Real estate 1-4 family construction	27,789	—	27,789
Real estate - residential	151,320	64	151,384
Home equity	68,247	40	68,287
Consumer loans	11,020	—	11,020
Other loans	6,408	—	6,408
Total	$666,185	$192	$666,377

Note 4 - Allowance for Credit Losses on Loans (Continued)

Loans that do not share the same risk characteristics as loans in the collectively assessed population will be individually assessed. Individually assessed loans determined to be collateral dependent are evaluated based on the fair value of the underlying collateral, as repayment is expected to be derived through the operation or sale of the collateral. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are measured using the fair value of collateral at the reporting date, adjusted for selling costs as appropriate. Loans that are not deemed collateral dependent are assigned a probability of default based on default history. If the loan has defaulted, it will be assigned a 100% probability of default; otherwise, it will be assigned a probability of default based on the Company’s historical experience, which is higher than the forecasted probability of default applied in the collectively assessed portfolio.

The Company did not have any individually assessed loans deemed to be collateral dependent at December 31, 2025 or 2024.

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

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

December 31, 2025	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$41,614	$18,998	$10,134	$9,822	$4,665	$9,300	$14,673	$109,206
Watch	40	—	3	—	640	39	160	882
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	41,654	18,998	10,137	9,822	5,305	9,339	14,833	110,088

Real estate - commercial
Pass	33,690	44,721	38,979	43,708	35,143	52,174	2,666	251,081
Watch	—	—	—	—	—	148	85	233
Special Mention	—	—	4,267	—	—	24	—	4,291
Substandard	—	—	—	—	—	339	—	339
Total real estate - commercial	33,690	44,721	43,246	43,708	35,143	52,685	2,751	255,944

Other real estate construction
Pass	20,951	14,474	8,480	3,754	1,778	4,633	1,330	55,400
Watch	1,847	—	—	—	—	—	—	1,847
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,798	14,474	8,480	3,754	1,778	4,633	1,330	57,247

Real estate 1-4 family construction
Pass	12,819	6,634	—	—	—	—	—	19,453
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	12,819	6,634	—	—	—	—	—	19,453

Real estate - residential
Pass	30,041	24,409	31,429	29,022	19,789	20,706	2,268	157,664
Watch	322	—	—	—	200	446	—	968
Special Mention	—	—	99	—	117	22	—	238
Substandard	—	—	—	—	—	404	—	404
Total real estate - residential	30,363	24,409	31,528	29,022	20,106	21,578	2,268	159,274

Home equity
Pass	52	43	610	332	254	2,100	69,507	72,898
Watch	—	—	—	15	—	75	—	90
Special Mention	—	—	75	—	—	—	—	75
Substandard	—	—	—	96	103	—	—	199
Total home equity	52	43	685	443	357	2,175	69,507	73,262

Consumer loans
Pass	3,014	1,800	865	456	62	278	3,086	9,561
Watch	—	50	—	—	—	—	—	50
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,014	1,850	865	456	62	278	3,086	9,611

Other loans
Pass	66	567	—	1,597	1,071	1,382	—	4,683
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	66	567	—	1,597	1,071	1,382	—	4,683

Total Pass	142,247	111,646	90,497	88,691	62,762	90,573	93,530	679,946
Total Watch	2,209	50	3	15	840	708	245	4,070
Total Special Mention	—	—	4,441	—	117	46	—	4,604
Total Substandard	—	—	—	96	103	743	—	942
Total loans	$144,456	$111,696	$94,941	$88,802	$63,822	$92,070	$93,775	$689,562

During the year ended December 31, 2025, ninety-nine loans totaling $10.4 million were converted from revolving to term loans.

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

December 31, 2024	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$25,634	$18,992	$14,319	$11,948	$2,292	$10,270	$20,964	$104,419
Watch	48	117	—	—	—	—	182	347
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	15	—	88	—	—	—	103
Total commercial	25,682	19,124	14,319	12,036	2,292	10,270	21,146	104,869

Real estate - commercial
Pass	38,684	55,090	48,600	30,383	20,722	48,127	3,040	244,646
Watch	—	—	—	—	—	63	—	63
Special Mention	—	—	—	561	—	32	—	593
Substandard	—	—	—	—	113	264	—	377
Total real estate - commercial	38,684	55,090	48,600	30,944	20,835	48,486	3,040	245,679

Other real estate construction
Pass	22,447	15,004	4,981	2,287	3,211	2,172	795	50,897
Watch	—	—	—	—	—	44	—	44
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,447	15,004	4,981	2,287	3,211	2,216	795	50,941

Real estate 1-4 family construction
Pass	19,845	7,944	—	—	—	—	—	27,789
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	19,845	7,944	—	—	—	—	—	27,789

Real estate - residential
Pass	29,936	37,448	34,018	21,613	10,473	14,397	1,829	149,714
Watch	—	—	—	204	365	490	—	1,059
Special Mention	—	104	—	122	—	83	—	309
Substandard	—	—	—	—	—	302	—	302
Total real estate - residential	29,936	37,552	34,018	21,939	10,838	15,272	1,829	151,384

Home equity
Pass	57	255	159	192	402	1,679	65,158	67,902
Watch	—	—	—	—	—	84	140	224
Special Mention	—	—	100	—	—	20	—	120
Substandard	—	—	—	—	—	41	—	41
Total home equity	57	255	259	192	402	1,824	65,298	68,287

Consumer loans
Pass	3,934	1,944	985	170	70	320	3,586	11,009
Watch	11	—	—	—	—	—	—	11
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,945	1,944	985	170	70	320	3,586	11,020

Other loans
Pass	644	—	1,598	2,602	1,211	353	—	6,408
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	644	—	1,598	2,602	1,211	353	—	6,408

Total Pass	141,181	136,677	104,660	69,195	38,381	77,318	95,372	662,784
Total Watch	59	117	—	204	365	681	322	1,748
Total Special Mention	—	104	100	683	—	135	—	1,022
Total Substandard	—	15	—	88	113	607	—	823
Total loans	$141,240	$136,913	$104,760	$70,170	$38,859	$78,741	$95,694	$666,377

During the year ended December 31, 2024, one hundred and thirty-two totaling $2.5 million were converted from revolving to term loans.

Note 4 - Allowance for Credit Losses on Loans (Continued)

The following tables present gross charge-offs by origination date for the years ended December 31, 2025 and 2024:

December 31, 2025	Gross Loan Charge-offs by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$9	$—	$16	$88	$—	$10	$123
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—		—	—	—	89	—	89
Consumer loans	—	33	7	2	—	2	86	130
Total charge-offs	$—	$42	$7	$18	$88	$91	$96	$342

December 31, 2024	Gross Loan Charge-offs by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$10	$—	$137	$164	$—	$10	$321
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	1	—	1
Consumer loans	12	51	7	12	7	4	65	158
Total charge-offs	$12	$61	$7	$149	$171	$5	$75	$480

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

There were no loans modified for borrowers experiencing financial difficulty during the twelve months ended December 31, 2025 or December 31, 2024. As such, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the twelve months ended December 31, 2025 or December 31, 2024 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

Note 5 – Loan Servicing Assets

The principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were approximately $729.1 million and $720.8 million at December 31, 2025 and 2024, respectively. The carrying value of capitalized servicing rights, net of valuation allowances, is included in other assets. A summary of loan servicing rights follows:

	2025	2024	2023
	(dollars in thousands)
Beginning of year servicing rights:	$3,903	$4,287	$4,931
Amounts capitalized	1,089	829	584
Amortization	(1,290)	(1,213)	(1,228)
Impairment	—	—	—
End of year	$3,702	$3,903	$4,287

Amortization expense is estimated as follows:

Year ending December 31,
(dollars in thousands)
2026	$874
2027	757
2028	639
2029	522
2030	404
Thereafter	506
Total	$3,702

The amortization expense table above does not anticipate or pro-forma loan prepayments.

The fair value of loan servicing rights was $7.4 million at December 31, 2025 and $7.3 million at December 31, 2024. The key assumptions used to value loan servicing rights were as follows:

	2025	2024
Weighted average remaining life	282 months	284 months
Weighted average discount rate	11.24%	11.22%
Weighted average coupon	4.29%	3.99%
Weighted average prepayment speed	126%	115%

Note 6 - Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31, 2025 and 2024 are listed below:

	2025	2024
	(dollars in thousands)
Land	$2,903	$2,903
Building and improvements	14,219	13,785
ROU assets	713	1,109
Furniture and equipment	12,402	11,352
Total fixed assets	30,237	29,149
Less accumulated depreciation	15,527	14,670
Net fixed assets	$14,710	$14,479

Depreciation expense was $994,000 for the year ended December 31, 2025 and $1.1 million for the years ended December 31, 2024 and 2023, and is included in net occupancy expense, equipment expense and software amortization and maintenance expense.

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of one to four years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2025, operating lease ROU assets were $713,000 and the lease liability was $768,000. Operating lease ROU assets were $1.1 million and the lease liability was $1.2 million at December 31, 2024. The table below depicts information related to the Company’s leases:

	Twelve Months Ended December 31,
	2025	2024
	(in thousands except percent and period data)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$455	$445
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	2.2	3.0
Weighted-average discount rate - operating leases	3.0%	2.8%

Total rental expense related to the operating leases was $455,000, $445,000, and $435,000 for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in net occupancy expense.

A table detailing the lease payments associated with the aforementioned properties is below.

December 31,
(dollars in thousands)
2026	416
2027	260
2028	98
2029	20
2030	—
Thereafter	—
Total lease payments	794
Less: Interest	(26)
Present value of lease liabilities	$768

Note 8 - Deposits

The composition of deposits at December 31, 2025 and 2024 is as follows:

	2025		2024
	Amount	Percentage of Total	Amount	Percentage of Total
	(dollars in thousands)
Demand noninterest-bearing	$269,566	25%	$272,355	27%
Interest checking and money market	421,381	39%	395,079	38%
Savings	105,038	10%	92,954	9%
Time deposits $250,000 and over	135,474	12%	133,335	13%
Other time deposits	149,322	14%	136,513	13%
Total	$1,080,781	100%	$1,030,236	100%

Note 8 - Deposits (Continued)

The maturities of fixed-rate time deposits at December 31, 2025 are reflected in the table below:

	Time Deposits	Other
Year ending December 31,	$250,000 and Over	Time Deposits
	(dollars in thousands)
2026	$134,656	$143,972
2027	818	4,005
2028	—	419
2029	—	389
2030	—	537
Thereafter	—	—
Total	$135,474	$149,322

Note 9 - Short-Term Borrowed Funds

The following tables set forth certain information regarding the amounts, year-end weighted average rates, average balances, weighted average rate, and maximum month-end balances for short-term borrowed funds, at and during 2025 and 2024:

	2025		2024
	Amount	Rate	Amount	Rate
	(dollars in thousands)
At year-end
Master notes and other short-term borrowings	$25	3.78%	$1,414	3.69%
	$25	3.78%	$1,414	3.69%

	2025		2024
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Average for the year
Federal funds purchased	$2	4.91%	$2	5.82%
Master notes and other short-term borrowings	696	3.56%	1,351	4.36%
Notes payable	—	—	3,265	4.93%
	$698	3.57%	$4,618	4.77%

	2025	2024
	(dollars in thousands)
Maximum month-end balance
Master notes and other short-term borrowings	$1,467	$1,463

Master notes represent an overnight investment in commercial paper issued by the Company to customers of its subsidiary bank, where an agreement is in place.

The subsidiary bank has combined available lines of credit for federal funds and Federal Reserve discount window availability in the amount of $71.8 million at December 31, 2025.

Note 10 - Long-Term Debt

The Company has a line of credit with the Federal Home Loan Bank secured by qualifying first lien and second lien mortgage loans and commercial real estate loans with eligible collateral value of $182.2 million with $162.2 million available for advances at December 31, 2025. The Company utilized a $20.0 million letter of credit with FHLB as collateral for public deposits at December 31, 2025. There were no long-term advances under this line at December 31, 2025 or at December 31, 2024. The Company also secured a $3.0 million line of credit with TIB The Independent BankersBank, N.A. during 2020. The line is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of December 31, 2025, there was no outstanding balance on the line of credit. This loan carries certain debt covenants, and as of December 31, 2025, the Company was in compliance with all of these covenants.

Note 10 - Long-Term Debt (Continued)

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which $9.5 million was outstanding at December 31, 2025. These securities have a final maturity date of September 30, 2029 and became redeemable by the Company on September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualified as and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. At December 31, 2025, $5.7 million of the subordinated debt issued in 2019 qualifies as Tier 2 capital.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2025, $11.8 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”) plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt was structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively.

Debt is reported net of unamortized debt issuance costs of $154,000 and $231,000 at December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025, the scheduled maturities of these long-term borrowings are as follows:

Year Ended December 31, 2025
(dollars in thousands)
2026	$—
2027	—
2028	—
2029	9,452
2030	—
Thereafter	19,750
29,202
Less: unamortized debt issuance costs	(154)
Total	$29,048

Note 11 - Income Tax Matters

Cash paid for income taxes, net of refunds, disaggregated by taxing jurisdiction is summarized in the following table for the year ended December 31, 2025.

2025
(dollars in thousands)
Federal	$3,250
States
North Carolina	343
South Carolina	53
Foreign	—
Total	$3,646

Note 11 - Income Tax Matters (Continued)

Pretax income is entirely related to domestic activities as the Company did not have any foreign operations.

The significant components of income tax expense for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

	2025	2024	2023
	(dollars in thousands)
Current tax expense:
Federal	$3,106	$2,728	$2,706
State	398	309	256
Total	3,504	3,037	2,962
Deferred tax expense (benefit):
Federal	(320)	(263)	(709)
State	66	77	(85)
Total	(254)	(186)	(794)
Net provision for income taxes from continuing operations	$3,250	$2,851	$2,168

The Company did not have any income tax expense (benefit) in foreign jurisdictions.

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% to income before taxes is summarized below in accordance with ASU 2023-09:

	2025
	Amount	% of Pretax Income
	(dollars in thousands)
Tax computed at the statutory federal rate	$3,067	21.00%
State income taxes, net of federal benefit (a)	367	2.51%
Nontaxable or nondeductible items
Meals and entertainment	42	0.29%
Tax exempt income on bank-owned life insurance policies	(30)	-0.21%
Tax exempt interest, net	(193)	-1.32%
Other	(6)	-0.04%
Other adjustments	3	0.02%
Provision for income taxes	$3,250	22.26%

(a) State taxes in North Carolina make up the majority (greater than 50%) of the tax effect in this category.

The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate of 21% to income before taxes is summarized below before the adoption of ASU 2023-09:

	2024	2023
	(dollars in thousands)
Tax computed at the statutory federal rate	$2,679	$2,260
Increases (decreases) resulting from:
State income taxes, net of federal benefit	305	135
Meals and entertainment	49	33
Tax exempt income on bank-owned life insurance policies	(30)	(29)
Tax exempt interest, net	(181)	(315)
Other	29	84
Provision for income taxes	$2,851	$2,168

Note 11 - Income Tax Matters (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes at December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
	(dollars in thousands)
Deferred tax assets relating to:
Net unrealized loss on securities available for sale	$4,870	$7,311	$7,487
Allowance for credit losses	1,483	1,366	1,333
Deferred compensation	1,253	1,086	967
Lease liability	172	270	369
Other	42	74	20
Total deferred tax assets	7,820	10,107	10,176

Deferred tax liabilities relating to:
Deferred loan fees and costs	(533)	(544)	(529)
ROU asset	(160)	(250)	(344)
Loan servicing	(207)	(220)	(239)
Premises and equipment	(73)	(95)	(147)
2016-01 unrealized gain	(7)	(15)	(7)
Total deferred tax liabilities	(980)	(1,124)	(1,266)

Net recorded deferred tax asset	$6,840	$8,983	$8,910

The net deferred tax asset is included in deferred income tax benefit on the accompanying consolidated balance sheet. The Company has no uncertain tax positions. The Company is subject to U.S. federal income tax as well as income tax of North Carolina and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2022.

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

As of December 31, 2025 and 2024, outstanding financial instruments whose contract amounts represent credit risk were as follows:

	2025	2024
	(dollars in thousands)
Commitments to extend credit	$195,681	$224,708
Credit card commitments	26,453	26,715
Standby letters of credit	8,020	8,141
Total commitments	$230,154	$259,564

Note 12 - Commitments and Contingencies (Continued)

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $160,000 and $167,000 at December 31, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the year ended December 31, 2025.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2024	$167
Recovery of credit losses	(7)
Balance, December 31, 2025	$160

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

	2025	2024
	(dollars in thousands)
Balance, at beginning of the year	$5,282	$4,853
Disbursements during the year	3,396	1,487
Collections during the year	(4,123)	(1,058)
Balance, at end of the year	$4,555	$5,282

At December 31, 2025, the Company had approved, but unused lines of credit, totaling $11.3 million to executive officers and directors, and their related interests, compared to $5.3 million at December 31, 2024. In addition, at December 31, 2025, the Company had $34.5 million of deposits for executive officers and directors, and their related interests compared to $28.1 million at December 31, 2024. Preferred stock issued to directors, executive officers and their related interests was $1.2 million at December 31, 2025 and 2024. Additionally, certain directors own subordinated debt issued by the Company. The amount of related interest ownership of the Company’s subordinated debt was $685,000 at December 31, 2025 and 2024.

Note 14 – Shareholders’ Equity and Regulatory Matters

The Company and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These requirements, among other things, establish minimum levels of capital, restrict the amount of dividends that may be distributed, and require that reserves on deposit liabilities be maintained in the form of vault cash or deposits with the Federal Reserve Bank. For the reserve maintenance period in effect at December 31, 2025, there was no requirement of the Bank to maintain reserve balances in cash or on deposit with the Federal Reserve Bank as reserves on deposit liabilities.

The Company and its subsidiary bank are subject to federal regulatory risk-based capital guidelines for banks and bank holding companies. Each must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices which measure Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital to risk-weighted assets and Tier 1 Capital to average assets. As of December 31, 2025, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under the capital adequacy rules.

Quantitative measures established by regulation to ensure capital adequacy and the Company’s consolidated capital ratios are set forth in the table below. The Company expects to meet or exceed these minimums without altering current operations or strategy.

			Minimum		Minimum to Be Well
			For Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025	(dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$123,799	15.2%	$65,079	8.0%
Uwharrie Bank	123,142	15.2%	64,966	8.0%	81,207	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	92,112	11.3%	48,809	6.0%
Uwharrie Bank	116,517	14.3%	48,724	6.0%	64,966	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	81,457	10.0%	36,607	4.5%
Uwharrie Bank	105,862	13.0%	36,543	4.5%	52,785	6.5%
Tier 1 Capital to Average Assets:
Consolidated	92,112	7.6%	48,428	4.0%
Uwharrie Bank	116,517	9.6%	48,372	4.0%	60,465	5.0%

			Minimum		Minimum to Be Well
			For Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024	(dollars in thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$115,464	14.3%	$64,547	8.0%
Uwharrie Bank	112,609	14.0%	64,501	8.0%	80,626	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	82,406	10.2%	48,410	6.0%
Uwharrie Bank	106,548	13.2%	48,376	6.0%	64,501	8.0%
Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	71,751	8.9%	36,308	4.5%
Uwharrie Bank	95,893	11.9%	36,282	4.5%	52,407	6.5%
Tier 1 Capital to Average Assets:
Consolidated	82,406	7.1%	46,469	4.0%
Uwharrie Bank	106,548	9.2%	46,385	4.0%	57,981	5.0%

As of December 31, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company’s subsidiary bank as being well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since such notification that management believes would have changed the categorization.

Note 14 – Shareholders’ Equity and Regulatory Matters (Continued)

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

During the third quarter of 2019, the Company conducted a private placement offering of fixed rate junior subordinated debt securities at $1,000 per security with a required minimum investment of $50,000. The offering raised $10.0 million, of which $9.5 million was outstanding at December 31, 2024. These securities have a final maturity date of September 30, 2029 and became redeemable by the Company on September 30, 2024. The junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. All proceeds of this private placement qualified as and are included in the calculation of Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. At December 31, 2025, $5.7 million of the subordinated debt issued in 2019 qualifies as Tier 2 capital.

During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. At December 31, 2025, $11.8 million and $8.0 million remained outstanding of the 10-year and 15-year subordinated notes, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt was structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction per year of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. The Company will have a twenty percent reduction beginning at September 3, 2026 and September 3, 2031 for the 10-year and 15-year subordinated notes, respectively. Proceeds of the Company’s aforementioned securities that have been invested in its subsidiary bank qualify for Tier 1 capital treatment for the Bank and are included as such in its year end capital ratios.

Stock Repurchase Program

On February 21, 1995, the Company’s Board of Directors authorized and approved a Stock Repurchase Program, to be reaffirmed annually, pursuant to which the Company may repurchase shares of the Company’s common stock for the primary purpose of providing liquidity to its shareholders. During 2025, the Company repurchased 110,939 shares of outstanding common stock and repurchased 184,478 and 90,017 shares of outstanding common stock during 2024 and 2023, respectively.

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

Note 15 - Employee and Director Benefit Plans (Continued)

The Company’s annual contribution to the plan was $759,000 in 2025, $711,000 in 2024 and $665,000 in 2023, determined as follows:

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

During 2025, $223,000 was expensed for benefits provided under the plans. Benefits provided under the plans were $223,000 for 2024 and 2023, respectively. The liability accrued for deferred compensation under the plan amounted to $6.0 million and $5.1 million at December 31, 2025 and 2024, respectively.

Split-Dollar Life Insurance

The Company has entered into Life Insurance Endorsement Method Split-Dollar Agreements with certain officers. Under these agreements, upon death of the officer, the Company first recovers the cash surrender value of the contract and then shares the remaining death benefits from insurance contracts, which are written with different carriers, with the designated beneficiaries of the officers. The death benefit to the officers’ beneficiaries is a multiple of base salary at the time of the agreements. The Company, as owner of the policies, retains an interest in the life insurance proceeds and a 100% interest in the cash surrender value of the policies. During 2025, the income associated with these policies was $45,000. During 2024, the income associated with these policies was $68,000 compared to income of $79,000 during 2023. The liability associated with the split-dollar life insurance policies is $620,000 and $664,000 at December 31, 2025 and 2024, respectively.

Stock Grant Plan

During 2015, the Company adopted the 2015 Stock Grant Plan (“SGP”), under which the Company, at its discretion, may choose to make grants or awards of Uwharrie Capital Corp common stock (the “Common Stock”) to employees, directors or independent contractors of the Company or its subsidiaries as an alternate form of compensation or as a performance bonus. Shares of the Company’s Common Stock to be used for Stock Grants under this Plan are outstanding shares purchased by a revocable trust formed by the Company (the “Trust”). Participants are 100% vested in the shares purchased on their behalf as soon as the Trust’s purchase is completed. The Company recognizes expense for the value of the shares at the time they are purchased by the Trust. During 2025, there were 21,803 shares granted at an expense of $195,000 compared to 22,683 shares granted at an expense of $173,000 in 2024 and 23,576 shares granted at an expense of $183,000 in 2023.

Note 16 - Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value estimates presented at December 31, 2025 and December 31, 2024, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company. The following table reflects a comparison of carrying amounts and the estimated fair value of the financial instruments as of December 31, 2025 and December 31, 2024:

	Carrying	Estimated
December 31, 2025	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$73,329	$73,329	$73,329	$—	$—
Securities available for sale	357,740	357,740	23,997	333,743	—
Securities held to maturity, net	21,947	20,208	—	10,559	9,649
Equity securities	303	303	303	—	—
Loans held for investment, net	683,142	666,337	—	—	666,337
Loans held for sale	9,019	9,019	—	9,019	—
Restricted stock	1,779	1,779	1,779	—	—
Loan servicing assets	3,702	7,413	—	7,413	—
Mortgage banking derivatives	883	883	—	38	845
Accrued interest receivable	4,428	4,428	—	—	4,428

FINANCIAL LIABILITIES
Deposits	$1,080,781	$1,080,610	$—	$1,080,610	$—
Short-term borrowings	25	25	—	25	—
Long-term debt	29,048	27,369	—	—	27,369
Mortgage banking derivatives	58	58	—	58	—
Accrued interest payable	453	453	—	—	453

	Carrying	Estimated
December 31, 2024	Value	Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$52,267	$52,267	$52,267	$—	$—
Securities available for sale	332,986	332,986	29,894	303,092	—
Securities held to maturity, net	26,745	24,561	—	10,735	13,826
Equity securities	334	334	334	—	—
Loans held for investment, net	660,553	629,111	—	—	629,111
Loans held for sale	4,561	4,561	—	4,561	—
Restricted stock	1,709	1,709	1,709	—	—
Loan servicing assets	3,903	7,323	—	7,323	—
Mortgage banking derivatives	795	795	—	204	591
Accrued interest receivable	4,355	4,355	—	—	4,355

FINANCIAL LIABILITIES
Deposits	$1,030,236	$1,029,696	$—	$1,029,696	$—
Short-term borrowings	1,414	1,414	—	1,414	—
Long-term debt	29,161	25,725	—	—	25,725
Accrued interest payable	505	505	—	—	505

Note 16 - Fair Values of Financial Instruments (Continued)

At December 31, 2025, the subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed. The fair value is not material. See Note 12 (Commitments and Contingencies) to the Company’s Notes to Consolidated Financial Statements for more information regarding commitments and contingent liabilities.

The following table provides fair value information for assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$23,997	$23,997	$—	$—
U.S. Government agencies	45,228	—	45,228	—
GSE - Mortgage-backed securities and CMOs	174,754	—	174,754	—
Asset-backed securities	20,965	—	20,965	—
State and political subdivisions	88,886	—	88,886	—
Corporate bonds	3,910	—	3,910	—
Equity securities	303	303	—	—
Mortgage banking derivatives	883	—	38	845
Total assets at fair value	$358,926	$24,300	$333,781	$845
Mortgage banking derivatives	$58	$—	$58	$—
Total liabilities at fair value	$58	$—	$58	$—

	December 31, 2024
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$29,894	$29,894	$—	$—
U.S. Government agencies	41,729	—	41,729	—
GSE - Mortgage-backed securities and CMOs	152,789	—	152,789	—
Asset-backed securities	23,578	—	23,578	—
State and political subdivisions	79,253	—	79,253	—
Corporate bonds	5,743	—	5,743	—
Equity securities	334	334	—	—
Mortgage banking derivatives	795	—	204	591
Total assets at fair value	$334,115	$30,228	$303,296	$591
Mortgage banking derivatives	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

The following table provides a reconciliation for recurring Level 3 fair value measurements:

	December 31, 2025
	Mortgage banking derivatives: Interest rate lock commitments	Total
	(dollars in thousands)
Balance at December 31, 2023	$806	$806
Change in fair value:
Included in income from mortgage banking	(215)	(215)
Balance at December 31, 2024	$591	$591
Change in fair value:
Included in income from mortgage banking	254	254
Balance at December 31, 2025	$845	$845

Note 16 - Fair Values of Financial Instruments (Continued)

The fair value of mortgage IRLCs at December 31, 2025 was calculated based on a notional amount of $25.3 million. Significant unobservable inputs are used to determine the fair value of these derivatives. For the twelve months ended December 31, 2025, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 88.5% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2024 was calculated based on a notional amount of $32.4 million. Significant unobservable inputs were the same as those used for the twelve months ended December 31, 2024 and assumed a weighted average projected pull-through rate of 90.1% at December 31, 2024. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets, such as other real estate owned and individually evaluated loans deemed to be collateral dependent, that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. There were no assets for which a nonrecurring fair value adjustment was required as of December 31, 2025 and 2024.

Note 17 - Parent Company Financial Data

The following is a summary of the condensed financial statements of Uwharrie Capital Corp:

Condensed Balance Sheets

	December 31,
	2025	2024
	(dollars in thousands)
Assets
Cash and demand deposits	$106	$102
Interest-earning deposits	2,676	4,549
Equity securities	303	334
Investments in:
Bank subsidiaries	89,308	71,165
Nonbank subsidiaries	1,048	911
Other assets	851	838
Total assets	$94,292	$77,899
Liabilities and shareholders’ equity
Master notes	$25	$1,414
Long term debt	29,048	29,161
Other liabilities	317	300
Total liabilities	29,390	30,875
Shareholders’ equity	64,902	47,024
Total liabilities and shareholders’ equity	$94,292	$77,899

Note 17 - Parent Company Financial Data (Continued)

Condensed Statements of Income

	2025	2024	2023
	(dollars in thousands)
Equity in undistributed earnings of subsidiaries	$10,672	$9,154	$7,907
Dividends received from subsidiaries	2,000	2,000	2,000
Interest income	67	103	87
Other income	146	203	167
Interest expense	(1,338)	(1,386)	(1,377)
Other operating expense	(545)	(497)	(537)
Income tax benefit	351	331	349
Net income	$11,353	$9,908	$8,596
Consolidated net income	$11,353	$9,908	$8,596
Less: Net income attributable to noncontrolling interest	(565)	(566)	(565)
Net income attributable to Uwharrie Capital Corp	10,788	9,342	8,031
Net income available to common shareholders	$10,788	$9,342	$8,031
Net income per common share
Basic	$1.49	$1.26	$1.06
Diluted	$1.49	$1.26	$1.06
Weighted average shares outstanding
Basic	7,237,873	7,403,667	7,561,689
Diluted	7,237,873	7,403,667	7,561,689

Condensed Statements of Cash Flows

	2025	2024	2023
	(dollars in thousands)
Cash flows from operating activities
Net income	$11,353	$9,908	$8,596
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(10,672)	(9,154)	(7,907)
Realized/unrealized (gain) loss on equity securities	31	(32)	(10)
Amortization of debt issuance costs	77	77	77
(Increase) decrease in other assets	(13)	12	397
Increase (decrease) in other liabilities	16	(60)	(169)
Net cash provided by operating activities	792	751	984
Cash flows from financing activities
Net increase (decrease) in master notes	(1,389)	35	335
Net decrease in long-term debt	(190)	(20)	(580)
Repurchase of common stock, net	(1,070)	(1,467)	(728)
Cash paid for fractional shares	(12)	(10)	(9)
Net cash used by financing activities	(2,661)	(1,462)	(982)
Net increase in cash and cash equivalents	(1,869)	(711)	2
Cash and cash equivalents at beginning of year	4,651	5,362	5,360
Cash and cash equivalents at end of year	$2,782	$4,651	$5,362

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

Note 18 - Segment Reporting (Continued)

	Banking, Mortgage and Wealth Management	Other	Consolidated
	(dollars in thousands)
For the Year Ended December 31, 2025
Interest income	$57,800	$20	$57,820
Interest expense	17,630	1,338	18,968
Net interest income	40,170	(1,318)	38,852
Noninterest income	11,113	146	11,259
Noninterest expense	34,237	545	34,782
Pre-tax, pre-provision income	17,046	(1,717)	15,329
Provision for (recovery of) credit losses	726	—	726
Provision for income taxes	3,601	(351)	3,250
Net income (loss)	$12,719	$(1,366)	$11,353
Total assets as of December 31, 2025	$1,192,527	$3,818	$1,196,345

For the Year Ended December 31, 2024
Interest income	$54,703	$20	$54,723
Interest expense	17,412	1,386	18,798
Net interest income	37,291	(1,366)	35,925
Noninterest income	9,533	203	9,736
Noninterest expense	31,877	497	32,374
Pre-tax, pre-provision income	14,947	(1,660)	13,287
Provision for (recovery of) credit losses	528	—	528
Provision for income taxes	3,183	(332)	2,851
Net income (loss)	$11,236	$(1,328)	$9,908
Total assets as of December 31, 2024	$1,123,764	$5,044	$1,128,808

For the year ended December 31, 2023
Interest income	$45,699	$20	$45,719
Interest expense	11,646	1,377	13,023
Net interest income	34,053	(1,357)	32,696
Noninterest income	9,301	167	9,468
Noninterest expense	29,350	536	29,886
Pre-tax, pre-provision income	14,004	(1,726)	12,278
Provision for (recovery of) credit losses	1,514	—	1,514
Provision for income taxes	2,516	(348)	2,168
Net income (loss)	$9,974	$(1,378)	$8,596
Total assets as of December 31, 2023	$1,066,192	$6,399	$1,072,591

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control Integrated Framework 2013. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment pursuant to the COSO Internal Control Integrated Framework 2013, the Company believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable Securities and Exchange Commission rules.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2025. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2025 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, its Principal Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct and Ethics is available on the Company’s website at https://www.uwharrie.com/about/investor, and is incorporated by reference as Exhibit 19 to this Report. The Code of Business Conduct and Ethics contains a section on “Insider Trading and Tipping” that governs transactions in the Company’s securities by the Company’s directors, officers and employees. The Company does not transact in its own securities if it is aware of material non-public information about the Company. The Company believes that these policies are reasonably designed to promote compliance with insider trading laws, rules, and regulations.

Item 11. Executive Compensation.

Incorporated by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

The following table sets forth information with respect to certain equity compensation plans at December 31, 2025.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Asheville, North Carolina.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

1.
Financial statements from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2025, which are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

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

10.3	2015 Stock Grant Plan (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed with SEC on October 27, 2015)

10.4	Form of 10-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with SEC on September 8, 2021)

10.5	Form of 15-Year Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with SEC on September 8, 2021)

10.6	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Adoption Agreement (Incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.7	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Plan Document (Incorporated by reference to Exhibit 99.2 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.8	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment for SECURE Act (Incorporated by reference to Exhibit 99.3 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.9	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment for CARES Act (Incorporated by reference to Exhibit 99.4 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

10.10	Uwharrie Capital Corp Employees 401(k) Retirement Plan – Amendment Number Three (Incorporated by reference to Exhibit 99.5 of Registrant’s Form S-8 filed with SEC on December 23, 2021)

19	Code of Business Conduct and Ethics (including insider trading policies) (Incorporated by reference to Exhibit 19 of Registrant’s Annual Report on Form 10-K filed with SEC on March 6, 2025)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Forvis Mazars, LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

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

/s/ Roger L. Dick	March 5, 2026
Roger L. Dick, Chief Executive Officer

/s/ Heather H. Almond	March 5, 2026
Heather H. Almond, Principal Financial Officer and Principal Accounting Officer

/s/ Merlin Amirtharaj	March 5, 2026
Merlin Amirtharaj, Director

/s/ Aaron D. Bates	March 5, 2026
Aaron D. Bates, Director

/s/ Dean M. Bowers	March 5, 2026
Dean M. Bowers, Director

/s/ Vanessa O. Chambers	March 5, 2026
Vanessa O. Chambers, Director

/s/ Deidre B. Foster	March 5, 2026
Deidre B. Foster, Director

/s/ Allen K. Furr	March 5, 2026
Allen K. Furr, Director

/s/ Cynthia B. Hanson	March 5, 2026
Cynthia B. Hanson, Director

/s/ Mary N. Klauder	March 5, 2026
Mary N. Klauder, Director

/s/ Matthew D. McAulay	March 5, 2026
Matthew D. McAulay, Director

/s/ Wesley A. Morgan	March 5, 2026
Wesley A. Morgan, Director

/s/ Chris M. Poplin	March 5, 2026
Chris M. Poplin, Director

/s/ Frank A. Rankin, III	March 5, 2026
Frank A. Rankin, III, Director

/s/ Vernon A. Russell	March 5, 2026
Vernon A. Russell, Director

/s/ S. Todd Swaringen	March 5, 2026
S. Todd Swaringen, Director