Form 10-Q
period 2026-03-31
UWHARRIE CAPITAL CORP
filed 2026-05-05
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,143,379 shares of common stock outstanding as of May 4, 2026.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	March 31, 2026 (Unaudited)	December 31, 2025*
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,543	$14,040
Interest-earning deposits with banks	105,646	59,289
Cash and cash equivalents	116,189	73,329
Securities available for sale, at fair value (amortized cost $390,536 and $379,272 respectively)	366,836	357,740
Securities held to maturity, at amortized cost (fair value $19,997 and $20,208 respectively)	21,962	21,992
Less allowance for credit losses on securities held to maturity	(45)	(45)
Net securities held to maturity	21,917	21,947
Equity securities, at fair value	324	303
Loans held for sale	11,322	9,019
Loans held for investment	685,959	689,562
Less allowance for credit losses on loans	(6,399)	(6,420)
Net loans held for investment	679,560	683,142
Premises and equipment, net	15,617	14,710
Interest receivable	4,578	4,428
Prepaid expenses	1,430	1,255
Restricted stock	1,825	1,779
Bank-owned life insurance	8,114	8,081
Deferred income tax	7,311	6,840
Loan servicing assets	3,593	3,702
Mortgage banking derivatives	1,240	883
Other assets	9,358	9,187
Total assets	$1,249,214	$1,196,345

LIABILITIES
Deposits:
Demand noninterest-bearing	$299,137	$269,566
Interest checking and money market accounts	428,956	421,381
Savings deposits	114,101	105,038
Time deposits, $250,000 and over	133,564	135,474
Other time deposits	155,645	149,322
Total deposits	1,131,403	1,080,781
Short-term borrowed funds	166	25
Long-term debt	29,067	29,048
Mortgage banking derivatives	—	58
Other liabilities	11,918	10,876
Total liabilities	1,172,554	1,120,788

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,149,685 and 7,175,297 at March 31, 2026 and December 31, 2025, respectively	8,937	8,969
Additional paid-in capital	13,250	13,492
Undivided profits	62,072	58,996
Accumulated other comprehensive loss	(18,254)	(16,555)
Total Uwharrie Capital Corp shareholders’ equity	66,005	64,902
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	76,660	75,557
Total liabilities and shareholders’ equity	$1,249,214	$1,196,345

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$10,614	$10,225
Investment securities:
Investment securities, taxable	2,791	2,777
Investment securities, non-taxable	445	305
Equity securities	5	5
Interest-earning deposits with banks and federal funds sold	728	490
Total interest income	14,583	13,802
Interest Expense
Interest checking and money market accounts	1,725	1,560
Savings deposits	261	134
Time deposits, $250,000 and over	1,204	1,343
Other time deposits	1,304	1,318
Short-term borrowed funds	1	12
Long-term debt	324	331
Total interest expense	4,819	4,698
Net interest income	9,764	9,104
Provision for (recovery of) credit losses on:
Loans	(82)	288
Securities held to maturity	—	—
Unfunded loan commitments	20	(7)
Total provision for (recovery of) credit losses	(62)	281
Net interest income after provision for (recovery of) credit losses	9,826	8,823
Noninterest Income
Service charges on deposit accounts	289	259
Other service fees and commissions	1,054	981
Interchange and card transaction fees, net	242	249
Gain on sale of securities	186	—
Realized/unrealized gain (loss) on equity securities	21	(23)
Income from mortgage banking	1,181	1,051
Supplemental executive retirement plan loss	(194)	(249)
Other income	180	113
Total noninterest income	2,959	2,381
Noninterest Expense
Salaries and employee benefits	5,882	5,420
Net occupancy expense	497	464
Equipment expense	199	204
Data processing costs	225	213
Loan costs	66	89
Professional fees and services	213	270
Marketing and donations	395	359
Electronic banking expense	138	111
Software amortization and maintenance	410	364
FDIC insurance	141	129
Supplemental executive retirement plan loss	(194)	(249)
Other noninterest expense	723	554
Total noninterest expense	8,695	7,928
Income before income taxes	4,090	3,276
Income taxes	875	723
Net income	$3,215	$2,553
Consolidated net income	$3,215	$2,553
Less: net income attributable to noncontrolling interest	(139)	(139)
Net income attributable to common shareholders	3,076	2,414
Net income per common share
Basic	$0.43	$0.33
Diluted	$0.43	$0.33
Weighted average common shares outstanding
Basic	7,167,728	7,288,141
Diluted	7,167,728	7,288,141

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Net income	$3,215	$2,553
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(1,982)	3,101
Related tax effect	429	(702)
Reclassification of gain recognized in net income	(186)	—
Related tax effect	40	—
Total other comprehensive income (loss)	(1,699)	2,399
Comprehensive income	1,516	4,952
Less: Comprehensive income attributable to noncontrolling interest	(139)	(139)
Comprehensive income attributable to Uwharrie Capital Corp	$1,377	$4,813

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2024	7,077,941	$8,847	$12,553	$50,351	$(24,727)	$10,655	$57,679
Net Income	—	—	—	2,414	—	139	2,553
Repurchase of common stock	(16,164)	(20)	(126)	—	—	—	(146)
Other comprehensive income	—	—	—	—	2,399	—	2,399
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2025	7,061,777	$8,827	$12,427	$52,765	$(22,328)	$10,655	$62,346

Balance, December 31, 2025	7,175,297	$8,969	$13,492	$58,996	$(16,555)	$10,655	$75,557
Net Income	—	—	—	3,076	—	139	3,215
Repurchase of common stock	(25,612)	(32)	(242)	—	—	—	(274)
Other comprehensive loss	—	—	—	—	(1,699)	—	(1,699)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(36)	(36)
Balance, March 31, 2026	7,149,685	$8,937	$13,250	$62,072	$(18,254)	$10,655	$76,660

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Cash flows from operating activities
Net income	$3,215	$2,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	270
Right of use asset amortization	101	98
Provision for (recovery of) credit losses	(62)	281
Gain on sale of securities available for sale	(186)	—
Gain on sale of mortgage loans	(407)	(370)
Gain on sale of OREO	—	(78)
Realized/unrealized (gain) loss on equity securities	(21)	23
Net amortization of premium on investment securities available for sale	399	465
Net amortization of premium on investment securities held to maturity	30	29
Amortization of loan servicing assets	310	289
Originations and purchases of mortgage loans for sale	(36,089)	(29,039)
Proceeds from sales of mortgage loans for sale	34,193	29,424
Mortgage banking derivatives	(414)	(296)
Loan servicing assets	(201)	(220)
Accrued interest receivable	(150)	(342)
Prepaid assets	(175)	(142)
Cash surrender value of life insurance	(33)	(34)
Miscellaneous other assets	(155)	(552)
Accrued interest payable	39	7
Miscellaneous other liabilities	983	705
Net cash provided by operating activities	1,647	3,071
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	29,817	—
Proceeds from maturities, calls and paydowns of securities available for sale	8,361	10,285
Purchase of investment securities available for sale	(49,655)	(18,529)
Purchase of investments in other assets	(19)	—
Purchases of restricted stock	(46)	(39)
Net decrease in loans	3,664	1,322
Purchase of premises and equipment	(1,259)	(78)
Proceeds from sale of OREO	—	78
Net cash used by investing activities	(9,137)	(6,961)
Cash flows from financing activities
Net increase in deposit accounts	50,622	29,055
Net increase in federal funds purchased and other short-term borrowings	141	53
Repurchase of common stock, net	(274)	(146)
Dividends paid on preferred stock (noncontrolling interest)	(139)	(139)
Net cash provided by financing activities	50,350	28,823
Increase in cash and cash equivalents	42,860	24,933
Cash and cash equivalents, beginning of period	73,329	52,267
Cash and cash equivalents, end of period	$116,189	$77,200
Supplemental disclosures of cash flow information
Interest paid	$4,761	$4,672
Income taxes paid	—	—
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(1,699)	$2,399
Loans transferred to foreclosed real estate	—	106

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to consolidated financial statements filed as part of the Company’s 2025 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2026. This Quarterly Report should be read in conjunction with such Annual Report.

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

Accounting Changes and Reclassifications

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements for the year ended December 31, 2025 and are contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Note 2 – Comprehensive Income (Loss)

The Company reports as comprehensive income (loss) all changes in shareholders’ equity during the year from sources other than shareholders. Other comprehensive income (loss) refers to all components (revenues, expenses, gains, and losses) of comprehensive income (loss) that are excluded from net income. The Company’s only component of other comprehensive income (loss) is unrealized gains and losses, net of income tax, on investment securities available for sale.

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Beginning balance	$(16,555)	$(24,727)
Other comprehensive income (loss) before reclassifications, net of $429 and ($702) tax effect, respectively	(1,553)	2,399
Amounts reclassified from accumulated other comprehensive income (loss), net of $40 and $0 tax effect, respectively	(146)	—
Net current-period other comprehensive income (loss)	(1,699)	2,399
Ending balance	$(18,254)	$(22,328)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at March 31, 2026 or December 31, 2025. The weighted average number of shares outstanding and earnings per share for the 2025 periods have been adjusted for the 3% stock dividend declared on October 28, 2025.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$25,695	$—	$1,817	$23,878
U.S. government agencies	52,151	127	666	51,612
GSE - Mortgage-backed securities and CMOs	178,275	350	8,516	170,109
Asset-backed securities	20,056	236	52	20,240
State and political subdivisions	110,359	136	13,423	97,072
Corporate bonds	4,000	—	75	3,925
Total securities available for sale	$390,536	$849	$24,549	$366,836

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,662	$—	$1,344	$10,318	$—	$11,662
Corporate bonds	10,300	—	621	9,679	45	10,255
Total securities held to maturity	$21,962	$—	$1,965	$19,997	$45	$21,917

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$25,753	$—	$1,756	$23,997
U.S. government agencies	45,862	95	729	45,228
GSE - Mortgage-backed securities and CMOs	182,088	839	8,173	174,754
Asset-backed securities	20,726	271	32	20,965
State and political subdivisions	100,843	221	12,178	88,886
Corporate bonds	4,000	—	90	3,910
Total securities available for sale	$379,272	$1,426	$22,958	$357,740

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,692	$—	$1,133	$10,559	$—	$11,692
Corporate bonds	10,300	—	651	9,649	45	10,255
Total securities held to maturity	$21,992	$—	$1,784	$20,208	$45	$21,947

The Company owned Federal Reserve Bank ("FRB") stock reported at cost of $959,000 at March 31, 2026 and December 31, 2025. The Company owned Federal Home Loan Bank ("FHLB") stock reported at cost of $866,000 and $819,000 at March 31, 2026 and December 31, 2025, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock on the consolidated balance sheet. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at March 31, 2026.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the three months ended March 31, 2026.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2025	$—	$45	$45
Provision for (recovery of) credit losses	—	—	—
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, March 31, 2026	$—	$45	$45

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at March 31, 2026.

March 31, 2026	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—
Aa1/Aa2/Aa3	11,060	—	11,060
A1/A2	—	—	—
BBB	—	—	—
Not rated	602	10,300	10,902
Total	$11,662	$10,300	$21,962

At March 31, 2026, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the three months ended March 31, 2026.

Results from sales of securities available for sale during the three-month periods ended March 31, 2026 and 2025, respectively, were as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Gross proceeds from sales	$29,817	$—

Realized gains from sales	$289	$—
Realized losses from sales	103	—
Net realized gains (losses)	$186	$—

At March 31, 2026 and December 31, 2025, securities available for sale with a carrying amount of $179.9 million and $167.4 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025.

	Less than 12 Months			12 Months or More			Total
March 31, 2026	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	—	$—	$—	5	$23,878	$1,817	$23,878	$1,817
U.S. government agencies	8	11,214	58	27	17,545	608	28,759	666
GSE-Mortgage-backed securities and CMOs	16	40,479	565	53	78,163	7,951	118,642	8,516
Asset-backed securities	3	3,362	14	3	2,579	38	5,941	52
State and political subdivisions	9	17,437	579	57	70,330	12,844	87,767	13,423
Corporate bonds	—	—	—	2	3,925	75	3,925	75
Total securities available for sale	36	$72,492	$1,216	147	$196,420	$23,333	$268,912	$24,549

	Less than 12 Months			12 Months or More			Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	5	$23,997	$1,756	$23,997	$1,756
U.S. government agencies	11	13,378	56	28	18,932	673	32,310	729
GSE-Mortgage-backed securities and CMOs	11	23,048	177	61	94,444	7,996	117,492	8,173
Asset-backed securities	1	466	2	4	4,316	30	4,782	32
State and political subdivisions	4	5,376	113	57	72,704	12,065	78,080	12,178
Corporate bonds	—	—	—	2	3,910	90	3,910	90
Total securities available for sale	27	$42,268	$348	157	$218,303	$22,610	$260,571	$22,958

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the length of time and extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At March 31, 2026, the Company did not intend to sell, and believed it was not likely to be required to sell, the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of March 31, 2026:

	March 31, 2026
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	2,424	2,388	1.37%
Due after one but within five years	57,428	54,194	1.76%
Due after five but within ten years	62,590	57,841	2.77%
Due after ten years	268,094	252,413	3.75%
	$390,536	$366,836	3.28%

	March 31, 2026
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due after one but within five years	5,300	5,104	7.82%
Due after five but within ten years	7,588	7,060	3.35%
Due after ten years	9,074	7,833	3.38%
	$21,962	$19,997	4.44%

The portion of unrealized gains and losses for the three months ended March 31, 2026 and 2025 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Gross proceeds from sales	$—	$—

Net gains (losses) recognized during the period on equity securities	$21	$(23)
Less: Net gains (losses) recognized from equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$21	$(23)

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Commercial
Commercial	$109,508	$110,088
Real estate - commercial	253,780	255,850
Other real estate construction loans	60,033	57,247
Other loans	4,632	4,683
Noncommercial
Real estate 1-4 family construction	20,640	19,453
Real estate - residential	154,359	158,556
Home equity	73,151	73,262
Consumer loans	9,013	9,611
	685,116	688,750
Less:
Allowance for credit losses	(6,399)	(6,420)
Deferred loan costs, net	843	812
Loans held for investment, net	$679,560	$683,142

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three months ended March 31, 2026 and 2025.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2025	$1,479	$2,420	$487	$15	$83	$1,155	$687	$94	$6,420
Provision for (recovery of) credit losses	(95)	(15)	6	(1)	4	(41)	10	50	(82)
Charge-offs	(10)	—	—	—	—	—	—	(24)	(34)
Recoveries	75	—	—	—	—	1	3	16	95
Net (charge-offs) recoveries	65	—	—	—	—	1	3	(8)	61
Balance, March 31, 2026	$1,449	$2,405	$493	$14	$87	$1,115	$700	$136	$6,399

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824
Provision for (recovery of) credit losses	154	58	(72)	2	1	27	64	54	288
Charge-offs	(16)	—	—	—	—	—	—	(72)	(88)
Recoveries	33	—	—	—	—	1	—	7	41
Net (charge-offs) recoveries	17	—	—	—	—	1	—	(65)	(47)
Balance, March 31, 2025	$1,699	$2,324	$340	$20	$57	$809	$652	$164	$6,065

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

March 31, 2026	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$—	$—	$—	$109,508	$109,508	$—
Real estate - commercial	—	—	—	253,869	253,869	—
Other real estate construction	—	—	—	60,033	60,033	—
Real estate 1-4 family construction	—	—	—	20,640	20,640	—
Real estate - residential	1,555	170	1,725	153,388	155,113	—
Home equity	44	196	240	72,911	73,151	—
Consumer loans	11	50	61	8,952	9,013	—
Other loans	—	—	—	4,632	4,632	—
Total	$1,610	$416	$2,026	$683,933	$685,959	$—

December 31, 2025	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$22	$—	$22	$110,066	$110,088	$—
Real estate - commercial	—	—	—	255,944	255,944	—
Other real estate construction	—	—	—	57,247	57,247	—
Real estate 1-4 family construction	—	—	—	19,453	19,453	—
Real estate - residential	561	179	740	158,534	159,274	—
Home equity	104	199	303	72,959	73,262	—
Consumer loan	13	—	13	9,598	9,611	—
Other loans	—	—	—	4,683	4,683	—
Total	$700	$378	$1,078	$688,484	$689,562	$—

The carrying value of foreclosed properties held as other real estate was $0 at March 31, 2026 and December 31, 2025. The Company had $100,000 and $0 of residential real estate in process of foreclosure at March 31, 2026 and December 31, 2025, respectively.

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off. The composition of nonaccrual loans by class as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026			Three Months Ended
	Nonaccrual Loans	Nonaccrual Loans	Total Nonaccrual	March 31, 2026
	with No Allowance	with an Allowance	Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	170	170	5
Home equity	—	196	196	4
Consumer loans	—	50	50	—
Other loans	—	—	—	—
	$—	$416	$416	$9

	December 31, 2025			Three Months Ended
	Nonaccrual Loans	Nonaccrual Loans	Total Nonaccrual	March 31, 2025
	with No Allowance	with an Allowance	Loans	Interest Income
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	179	179	3
Home equity	—	199	199	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$378	$378	$3

Loans that are in nonaccrual status or 90 days or more past due and still accruing are considered to be nonperforming. At both March 31, 2026 and December 31, 2025, there were no loans 90 days or more past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at March 31, 2026 and December 31, 2025:

March 31, 2026	Performing	Nonperforming	Total
	(dollars in thousands)
Commercial	$109,508	$—	$109,508
Real estate - commercial	253,869	—	253,869
Other real estate construction	60,033	—	60,033
Real estate 1-4 family construction	20,640	—	20,640
Real estate - residential	154,943	170	155,113
Home equity	72,955	196	73,151
Consumer loans	8,963	50	9,013
Other loans	4,632	—	4,632
Total	$685,543	$416	$685,959

December 31, 2025	Performing	Nonperforming	Total
	(dollars in thousands)
Commercial	$110,088	$—	$110,088
Real estate - commercial	255,944	—	255,944
Other real estate construction	57,247	—	57,247
Real estate 1-4 family construction	19,453	—	19,453
Real estate - residential	159,095	179	159,274
Home equity	73,063	199	73,262
Consumer loans	9,611	—	9,611
Other loans	4,683	—	4,683
Total	$689,184	$378	$689,562

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

The following table details the amortized cost of individually assessed collateral dependent loans and any related allowance at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	—	—	—
Home equity	—	—	—	—
Consumer loans	50	41	—	—
Other loans	—	—	—	—
Total	$50	$41	$—	$—

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2026:

March 31, 2026	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior		Revolving	Total
	(dollars in thousands)
Commercial
Pass	$4,138	$39,886	$18,227	$9,283	$9,401	$13,193		$14,509	$108,637
Watch	180	—	—	2	—	619		70	871
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—		—	—
Total commercial	4,318	39,886	18,227	9,285	9,401	13,812		14,579	109,508

Real estate - commercial
Pass	3,099	35,161	38,329	40,888	43,094	85,760		2,689	249,020
Watch	—	—	—	—	—	142		89	231
Special Mention	—	—	—	4,267	—	22		—	4,289
Substandard	—	—	—	—	—	329		—	329
Total real estate - commercial	3,099	35,161	38,329	45,155	43,094	86,253		2,778	253,869

Other real estate construction
Pass	9,374	21,072	13,155	2,435	3,663	6,286		1,408	57,393
Watch	—	2,640	—	—	—	—		—	2,640
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—		—	—
Total other real estate construction	9,374	23,712	13,155	2,435	3,663	6,286	—	1,408	60,033

Real estate 1-4 family construction
Pass	2,188	14,459	3,993	—	—	—		—	20,640
Watch	—	—	—	—	—	—		—	—
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—		—	—
Total real estate 1-4 family construction	2,188	14,459	3,993	—	—	—		—	20,640

Real estate - residential
Pass	3,960	29,999	21,119	29,237	27,489	39,752		2,227	153,783
Watch	—	—	—	—	—	702		—	702
Special Mention	—	—	—	99	—	136		—	235
Substandard	—	—	—	—	—	393		—	393
Total real estate - residential	3,960	29,999	21,119	29,336	27,489	40,983		2,227	155,113

Home equity
Pass	1	52	69	632	342	2,367		69,328	72,791
Watch	—	—	—	—	15	74		—	89
Special Mention	—	—	—	75	—	—		—	75
Substandard	—	—	—	—	96	100		—	196
Total home equity	1	52	69	707	453	2,541		69,328	73,151

Consumer loans
Pass	1,128	1,903	1,496	683	393	322		3,038	8,963
Watch	—	—	—	—	—	—		—	—
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	50	—	—	—		—	50
Total consumer loans	1,128	1,903	1,546	683	393	322		3,038	9,013

Other loans
Pass	—	66	563	—	1,598	2,405		—	4,632
Watch	—	—	—	—	—	—		—	—
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—		—	—
Total other loans	—	66	563	—	1,598	2,405		—	4,632

Total Pass	23,888	142,598	96,951	83,158	85,980	150,085		93,199	675,859
Total Watch	180	2,640	—	2	15	1,537		159	4,533
Total Special Mention	—	—	—	4,441	—	158		—	4,599
Total Substandard	—	—	50	—	96	822		—	968
Total loans	$24,068	$145,238	$97,001	$87,601	$86,091	$152,602		$93,358	$685,959

During the three months ended March 31, 2026, twenty-one loans totaling $439,000 were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

December 31, 2025	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$41,614	$18,998	$10,134	$9,822	$4,665	$9,300	$14,673	$109,206
Watch	40	—	3	—	640	39	160	882
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	41,654	18,998	10,137	9,822	5,305	9,339	14,833	110,088

Real estate - commercial
Pass	33,690	44,721	38,979	43,708	35,143	52,174	2,666	251,081
Watch	—	—	—	—	—	148	85	233
Special Mention	—	—	4,267	—	—	24	—	4,291
Substandard	—	—	—	—	—	339	—	339
Total real estate - commercial	33,690	44,721	43,246	43,708	35,143	52,685	2,751	255,944

Other real estate construction
Pass	20,951	14,474	8,480	3,754	1,778	4,633	1,330	55,400
Watch	1,847	—	—	—	—	—	—	1,847
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,798	14,474	8,480	3,754	1,778	4,633	1,330	57,247

Real estate 1-4 family construction
Pass	12,819	6,634	—	—	—	—	—	19,453
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	12,819	6,634	—	—	—	—	—	19,453

Real estate - residential
Pass	30,041	24,409	31,429	29,022	19,789	20,706	2,268	157,664
Watch	322	—	—	—	200	446	—	968
Special Mention	—	—	99	—	117	22	—	238
Substandard	—	—	—	—	—	404	—	404
Total real estate - residential	30,363	24,409	31,528	29,022	20,106	21,578	2,268	159,274

Home equity
Pass	52	43	610	332	254	2,100	69,507	72,898
Watch	—	—	—	15	—	75	—	90
Special Mention	—	—	75	—	—	—	—	75
Substandard	—	—	—	96	103	—	—	199
Total home equity	52	43	685	443	357	2,175	69,507	73,262

Consumer loans
Pass	3,014	1,800	865	456	62	278	3,086	9,561
Watch	—	50	—	—	—	—	—	50
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,014	1,850	865	456	62	278	3,086	9,611

Other loans
Pass	66	567	—	1,597	1,071	1,382	—	4,683
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	66	567	—	1,597	1,071	1,382	—	4,683

Total Pass	142,247	111,646	90,497	88,691	62,762	90,573	93,530	679,946
Total Watch	2,209	50	3	15	840	708	245	4,070
Total Special Mention	—	—	4,441	—	117	46	—	4,604
Total Substandard	—	—	—	96	103	743	—	942
Total loans	$144,456	$111,696	$94,941	$88,802	$63,822	$92,070	$93,775	$689,562

During the year ended December 31, 2025 ninety-nine loans totaling $10.4 million were converted from revolving to term loans.

The following tables present gross charge-offs by origination date as of March 31, 2026 and December 31, 2025:

March 31, 2026	Gross Loan Charge-offs by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$10	$—	$—	$—	$—	$—	$10
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	3	13	4	—	1	3	24
Total charge-offs	$—	$13	$13	$4	$—	$1	$3	$34

December 31, 2025	Gross Loan Charge-offs by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$9	$—	$16	$88	$—	$10	$123
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—		—	—	—	89	—	89
Consumer loans	—	33	7	2	—	2	86	130
Total charge-offs	$—	$42	$7	$18	$88	$91	$96	$342

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

There were no loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2026 or during the twelve months ended December 31, 2025. As such, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 or during the twelve months ended December 31, 2025 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of one to four years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2026, operating lease ROU assets were $612,000 and the operating lease liability was $658,000, compared to operating lease ROU assets of $1.0 million and an operating lease liability of $1.1 million at March 31, 2025. Lease costs associated with all leases was $106,000 for the three months ended March 31, 2026 and 2025.

The table below summarizes other information related to our operating leases for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$115	$112
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	2.0	2.8
Weighted-average discount rate - operating leases	2.85%	2.67%

The table below summarizes the maturity of remaining lease liabilities at March 31, 2026:

March 31, 2026
(dollars in thousands)
2026	$302
2027	260
2028	98
2029	20
2030	-
Thereafter	-
Total lease payments	680
Less: Interest	(22)
Present value of lease liabilities	$658

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

At March 31, 2026 and December 31, 2025, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Commitments to extend credit	$210,225	$195,681
Credit card commitments	26,599	26,453
Standby letters of credit	7,950	8,020
Total commitments	$244,774	$230,154

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $180,000 and $160,000 at March 31, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2026.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2025	$160
Provision for credit losses	20
Balance, March 31, 2026	$180

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

Prices for U.S. Treasury and marketable equity securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the Level 1 input column. Prices for government agency securities, mortgage-backed securities, asset-backed securities, state, county and municipal securities and corporate bonds are obtained for similar securities, and the resulting fair values are shown in the Level 2 input column. Prices for all other non-marketable investments are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the Level 3 input column. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer. The changes in securities between Level 1 and Level 2 were related to the purchase and sale of several securities and not the transfer of securities.

Mortgage banking derivatives, which are composed of interest rate lock commitments ("IRLCs"), mortgage forward sales commitments and to-be-announced mortgage-backed securities trades ("TBAs"), are recorded at fair value on a recurring basis. Fair value of the IRLCs is based on projected pull-through rates and anticipated margins based on changes in market interest rates. The Company considers these to be Level 3 valuations. The fair value of mortgage forward sales commitments and TBAs is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date and is considered to be a Level 2 input.

The Company does not record loans at fair value on a recurring basis. The Company measures expected credit losses on loans held at amortized cost using the current expected credit loss model. Loans that do not share common risk characteristics with other loans are evaluated on an individual basis. For individually evaluated loans, expected credit losses are measured using one or more methods, which may include non-discounted cash flow analyses or the fair value of collateral. For collateral dependent loans, expected credit losses are measured based on the fair value of the collateral, less estimated costs to sell when foreclosure is probable. In certain circumstances, the fair value of collateral may exceed the amortized cost basis of the loan. If the fair value of collateral equals or exceeds the amortized cost basis of a collateral dependent loan, the measured expected credit loss is zero and no allowance is recorded for that loan. The Company generally determines the fair value of collateral using appraised values, which involve significant management judgment and are classified as Level 3 valuations within the fair value hierarchy.

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$23,878	$23,878	$—	$—
U.S. government agencies	51,612	—	51,612	—
GSE - Mortgage-backed securities and CMOs	170,109	—	170,109	—
Asset-backed securities	20,240	—	20,240	—
State and political subdivisions	97,072	—	97,072	—
Corporate bonds	3,925	—	3,925	—
Equity securities	324	324	—	—
Mortgage banking derivatives	1,240	—	228	1,012
Total assets at fair value on a recurring basis	$368,400	$24,202	$343,186	$1,012
Mortgage banking derivatives	$—	$—	$—	$—
Total liabilities at fair value on a recurring basis	$—	$—	$—	$—

	December 31, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$23,997	$23,997	$—	$—
U.S. government agencies	45,228	—	45,228	—
GSE - Mortgage-backed securities and CMOs	174,754	—	174,754	—
Asset-backed securities	20,965	—	20,965	—
State and political subdivisions	88,886	—	88,886	—
Corporate bonds	3,910	—	3,910	—
Equity securities	303	303	—	—
Mortgage banking derivatives	883	—	38	845
Total assets at fair value on a recurring basis	$358,926	$24,300	$333,781	$845
Mortgage banking derivatives	$58	$—	$58	$—
Total liabilities at fair value on a recurring basis	$58	$—	$58	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

March 31, 2026
Mortgage banking derivatives: Interest rate lock commitments
(dollars in thousands)
Balance at December 31, 2025	$845
Change in fair value:
Included in income from mortgage banking	167
Change in observability of significant inputs:
Included in income from mortgage banking	—
Balance at March 31, 2026	$1,012

The fair value of mortgage IRLCs at March 31, 2026 was calculated based on a notional amount of $47.1 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At March 31, 2026, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 90.5% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2025 was calculated based on a notional amount of $25.3 million. Significant unobservable inputs were the same as those used for the three months ended March 31, 2026 and assumed a weighted average projected pull-through rate of 88.5% at December 31, 2025. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets, such as other real estate owned and individually evaluated loans deemed to be collateral dependent, that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2026. There were no assets for which a nonrecurring fair value adjustment was required as of December 31, 2025.

	March 31, 2026
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$9	$—	$—	$9
Total assets at fair value on a nonrecurring basis	$9	$—	$—	$9

The following table provides quantitative information about Level 3 fair value measurements:

March 31, 2026	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	10 - 25%

Note 11 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The fair value estimates presented at March 31, 2026 and December 31, 2025, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of March 31, 2026 and December 31, 2025:

March 31, 2026	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$116,189	$116,189	$116,189	$—	$—
Securities available for sale	366,836	366,836	23,878	342,958	—
Securities held to maturity, net	21,917	19,997	—	10,318	9,679
Equity securities	324	324	324	—	—
Loans held for investment, net	679,560	658,154	—	—	658,154
Loans held for sale	11,322	11,322	—	11,322	—
Restricted stock	1,825	1,825	—	1,825	—
Loan servicing assets	3,593	7,251	—	7,251	—
Mortgage banking derivatives	1,240	1,240	—	228	1,012
Accrued interest receivable	4,578	4,578	—	—	4,578

FINANCIAL LIABILITIES
Deposits	$1,131,403	1,130,969	—	1,130,969	—
Short-term borrowings	166	166	—	166	—
Long-term borrowings	29,067	27,705	—	—	27,705
Accrued interest payable	492	492	—	—	492

December 31, 2025	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$73,329	$73,329	$73,329	$—	$—
Securities available for sale	357,740	357,740	23,997	333,743	—
Securities held to maturity, net	21,947	20,208	—	10,559	9,649
Equity securities	303	303	303	—	—
Loans held for investment, net	683,142	666,337	—	—	666,337
Loans held for sale	9,019	9,019	—	9,019	—
Restricted stock	1,779	1,779	—	1,779	—
Loan servicing assets	3,702	7,413	—	7,413	—
Mortgage banking derivatives	883	883	—	38	845
Accrued interest receivable	4,428	4,428	—	—	4,428

FINANCIAL LIABILITIES
Deposits	$1,080,781	$1,080,610	$—	$1,080,610	$—
Short-term borrowings	25	25	—	25	—
Long-term borrowings	29,048	27,369	—	—	27,369
Mortgage banking derivatives	58	58	—	58	—
Accrued interest payable	453	453	—	—	453

At March 31, 2026, the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 ("Commitments and Contingencies") to the Company’s Notes to Consolidated Financial Statements for more information regarding commitments and contingent liabilities.

Note 12 – Mortgage Banking Derivatives

The Company enters into IRLCs to originate loans whereby the interest rate on the loan is determined prior to funding. IRLCs on mortgage loans that will be held for resale are considered to be derivatives and must be accounted for at fair value on the balance sheet. Accordingly, such commitments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. Fair value is based on anticipated margins determined by market movement from the original lock date and projected pull-through rates on a loan-by-loan basis based on loan product, loan stage, and loan purpose.

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

The Company also enters into purchase and sale agreements of TBAs. A TBA trade is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from IRLCs. TBAs are accounted for as derivatives when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statement of income. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of March 31, 2026 and December 31, 2025.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at March 31, 2026
Included in mortgage banking derivative assets:
Interest rate lock commitments	$47,105	$1,012
Forward sales commitments	2,511	54
To-be-announced mortgage-backed securities trades	34,500	174

Balance at December 31, 2025
Included in mortgage banking derivative assets:
Interest rate lock commitments	$25,267	$845
Forward sales commitments	3,452	38
Included in mortgage banking derivatives liability:
To-be-announced mortgage-backed securities trades	22,250	58

Note 13 – Recent Accounting Pronouncements and Other Changes

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

	Banking, Mortgage and Wealth Management	Other	Consolidated
	(dollars in thousands)
For the Three Months Ended March 31, 2026
Interest income	$14,578	$5	$14,583
Interest expense	4,494	325	4,819
Net interest income	10,084	(320)	9,764
Noninterest income	2,837	122	2,959
Noninterest expense	8,559	136	8,695
Pre-tax, pre-provision income	4,362	(334)	4,028
Provision for (recovery of) credit losses	(62)	—	(62)
Provision for income taxes	944	(69)	875
Net income (loss)	$3,480	$(265)	$3,215
Total assets as of March 31, 2026	$1,246,470	$2,744	$1,249,214

For the Three Months Ended March 31, 2025
Interest income	$13,797	$5	$13,802
Interest expense	4,354	344	4,698
Net interest income	9,443	(339)	9,104
Noninterest income	2,370	11	2,381
Noninterest expense	7,798	130	7,928
Pre-tax, pre-provision income	4,015	(458)	3,557
Provision for (recovery of) credit losses	281	—	281
Provision for income taxes	815	(92)	723
Net income (loss)	$2,919	$(366)	$2,553
Total assets as of December 31, 2025	$1,192,527	$3,818	$1,196,345

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

Comparison of Financial Condition at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026, the Company’s total assets increased by $52.9 million, from $1.20 billion to $1.25 billion. Cash and cash equivalents increased by $42.9 million during the three months ended March 31, 2026, from $73.3 million to $116.2 million. The increase in cash and cash equivalents is the result of growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. For the three-month period ended March 31, 2026, investment securities increased by $9.1 million from $379.7 million at December 31, 2025 to $388.8 million at March 31, 2026. At March 31, 2026, the Company had net unrealized losses on securities available for sale of $23.7 million, compared to net unrealized losses of $21.5 million at December 31, 2025, a deterioration of $2.2 million. The allowance for credit losses on securities held to maturity was $45,000 at March 31, 2026 and December 31, 2025. The amortized cost basis of securities held to maturity totaled $22.0 million at March 31, 2026 and December 31, 2025, respectively.

The unrealized gain on equity securities increased by $21,000 during the first three months of the year, resulting in a fair value of $324,000 at March 31, 2026, compared to $303,000 at December 31, 2025.

Loans held for sale increased by $2.3 million from December 31, 2025 to $11.3 million at March 31, 2026. Loans held for investment decreased from $689.6 million at December 31, 2025 to $686.0 million at March 31, 2026, a decrease of $3.6 million. The Company experienced a net decrease in all loan sectors with the exception of commercial construction loans and residential construction loans.

The allowance for credit losses on loans was $6.4 million at March 31, 2026, which represented 0.93% of total loans held for investment, at March 31, 2026 and December 31, 2025. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which increased by $471,000 from $6.8 million at December 31, 2025 to $7.3 million at March 31, 2026 as a result of the decline in fair value of the available for sale securities portfolio. Premises and equipment increased by $907,000 from $14.7 million as of December 31, 2025 to $15.6 million at March 31, 2026 related to construction expenses for a new branch in Mount Pleasant, North Carolina, which will replace the currently leased branch location. Mortgage banking derivatives increased by $357,000 during the first three months of 2026, primarily related to a $232,000 increase in the value of TBAs. The value of IRLCs appreciated $167,000 during the three-month period ended March 31, 2026 as the notional amount of the mortgage pipeline increased $21.8 million.

Customer deposits, our primary funding source, experienced a $50.6 million increase during the three-month period ended March 31, 2026, increasing from $1.08 billion to $1.13 billion. The overall increase in deposits is attributable to organic deposit growth. Demand noninterest-bearing checking accounts increased $29.6 million and interest checking and money market accounts increased $7.6 million during the three-month period ended March 31, 2026. Savings deposits increased $9.1 million and time deposits increased $4.4 million during the three months ended March 31, 2026.

Total short-term borrowings increased by $141,000 for the three-month period ended March 31, 2026. At March 31, 2026, the Company had $29.1 million in long-term debt outstanding, which consists solely of its junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that became redeemable by the Company on September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3,

2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. Of the subordinated debt that remains outstanding at March 31, 2026, $25.4 million qualifies as Tier 2 capital. The Company also has a $3.0 million line of credit of which $3.0 million was available to use at March 31, 2026.

Other changes in the Company’s liabilities are related to an increase of $1.0 million in other liabilities from December 31, 2025 to March 31, 2026 resulting primarily from accrual of reserves for payables due throughout 2026.

At March 31, 2026, total shareholders’ equity was $76.7 million, an increase of $1.1 million from December 31, 2025. Net income for the three-month period ended March 31, 2026 was $3.2 million, which positively contributed to shareholders’ equity. During the three months ended March 31, 2026, the Company repurchased 25,612 shares of common stock at a total cost of $274,000, and the Company paid $139,000 in dividends attributable to noncontrolling interest. See Note 3 ("Noncontrolling Interest") to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended March 31, 2026 and 2025.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $3.2 million for the three months ended March 31, 2026, compared to $2.6 million for the three months ended March 31, 2025. Net income available to common shareholders was $3.1 million, or $0.43 per common share, for the three months ended March 31, 2026, compared to $2.4 million, or $0.33 per common share, for the three months ended March 31, 2025. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended March 31, 2026 was $9.8 million, a $660,000 increase from the $9.1 million reported for the comparative period in 2025. During the first three months of 2026, the average yield on our interest-earning assets decreased by 5 basis points to 5.07% from the same period in 2025, and the average rate we paid for our interest-bearing liabilities decreased 9 basis points to 2.27%. These changes resulted in an interest rate spread of 2.81% as of March 31, 2026, compared to 2.77% as of March 31, 2025. The Company’s net interest margin was 3.42% and 3.39% for the comparable periods in 2026 and 2025, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended March 31, 2026 and 2025, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2026	2025	2026	2025	2026	2025
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$309,591	$303,789	$2,791	$2,777	3.66%	3.67%
Non-taxable securities (1)	74,644	57,475	445	305	3.08%	2.76%
Short-term investments	96,461	57,265	728	490	3.06%	3.43%
Equity securities	303	334	5	5	6.69%	6.00%
Taxable loans	680,145	654,174	10,470	10,094	6.24%	6.19%
Non-taxable loans (1)	16,816	16,309	144	131	4.42%	4.18%
Total interest-earning assets	1,177,960	1,089,346	14,583	13,802	5.07%	5.12%
Interest-bearing liabilities:
Interest-bearing deposits	833,028	768,284	4,494	4,355	2.19%	2.27%
Short-term borrowed funds	67	1,421	1	12	6.05%	3.39%
Long-term debt	29,059	29,168	324	331	4.52%	4.55%
Total interest-bearing liabilities	862,154	798,873	4,819	4,698	2.27%	2.36%
Net interest spread	$315,806	$290,473	$9,764	$9,104	2.81%	2.77%
Net interest margin (1) (% of earning assets)					3.42%	3.39%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The Company recorded a $62,000 recovery of credit losses for the three months ended March 31, 2026, compared to a provision of $281,000 for the same period in 2025. There were net loan recoveries of $61,000 for the three months ended March 31, 2026, as compared to net loan charge-offs of $47,000 during the same period of 2025. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $578,000 for the three-month period ended March 31, 2026, as compared to the same period in 2025. The gain on sale of securities increased $186,000 related to the sale of available for sale securities during the first quarter of 2026. Income from mortgage banking increased $130,000 quarter-over-quarter, driven by increased mortgage loan production.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point-of-sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. A comparison of gross interchange and card transaction fees, net of associated network costs for the reported periods is presented in the table below:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Income from debit card transactions	$603	$567
Income from credit card transactions	173	172
Gross interchange and transaction fee income	776	739
Network costs - debit card	(333)	(296)
Network costs - credit card	(201)	(194)
Total	$242	$249

Noninterest Expense

Noninterest expense for the three months ended March 31, 2026 increased by $767,000 compared to the same period in 2025. Salaries and benefits, the largest component of noninterest expense, increased by $462,000 due to wage and benefit increases and increased commissions related to higher mortgage production during the first quarter of 2026.

Total other noninterest expense increased by $169,000 for the three months ended March 31, 2026, compared to the same period in 2025. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Office supplies and printing	$27	$28
Franchise and other taxes	30	34
Employee education	42	30
Shareholder relations expense	54	47
Telephone and data lines	48	51
Postage	64	63
Director fees and expense	78	82
Dues and subscriptions	125	101
Armored transport service	37	34
Other	218	84
Total	$723	$554

Income Tax Expense

The Company had income tax expense of $875,000 for the three months ended March 31, 2026 at an effective tax rate of 21.4% compared to income tax expense of $723,000 with an effective tax rate of 22.1% in the comparable 2025 period. The decrease in the effective tax rate is related to an increase in tax exempt income during the first quarter of 2026. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance.

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

The Company individually reviews loans that do not share the same risk characteristics as loans in the collectively assessed population. Individually assessed loans determined to be collateral dependent are evaluated based on the fair value of the underlying collateral, as repayment is expected to be derived through the operation or sale of the collateral. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are measured using the fair value of collateral at the reporting date, adjusted for selling costs as appropriate. Loans that are not deemed collateral dependent are assigned a probability of default based on default history. If the loan has defaulted, it will be assigned a 100% probability of default; otherwise, it will be assigned a probability of default based on the Company’s historical experience, which is higher than the forecasted probability of default applied in the collectively assessed portfolio. This evaluation is inherently subjective, as it requires material estimates, including internal and external appraisal services. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses on loans and may require additions for estimated losses based upon judgments different from those of management.

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

At March 31, 2026, the level of our individually evaluated loans was $5.2 million, and the allowance for credit losses related to individually evaluated loans was $308,000. The allowance, expressed as a percentage of gross loans held for investment, was 0.93% at December 31, 2025 and March 31, 2026. The ratio of nonaccrual loans to total loans increased from 0.05% at December 31, 2025 to 0.06% at March 31, 2026, and was related to the $38,000 increase in nonaccrual loans. One loan totaling $50,000 was converted to nonaccrual during the first three months of 2026, offset by paydowns of $12,000.

The Company did not hold any other real estate owned at March 31, 2026 and December 31, 2025.

As of March 31, 2026, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with GAAP, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	416	378
Other real estate owned	—	—
Total nonperforming assets	$416	$378
Allowance for credit losses on loans	$6,399	$6,420
Nonaccrual loans to total loans	0.06%	0.05%
Allowance for credit losses on loans to total loans	0.93%	0.93%
Allowance for credit losses on loans to nonaccrual loans	1538.22%	1698.41%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flows generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 41.9% and 40.5% of total deposits at March 31, 2026 and December 31, 2025, respectively. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At March 31, 2026, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the FHLB, with available credit of $183.6 million; and access to borrowings from the FRB discount window, with available credit of $28.6 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of March 31, 2026, $3.0 million remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Interest-earning cash and cash equivalents	$105,646	$59,289
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	15.4%	8.6%
Total earning assets	8.9%	5.2%
Total deposits	9.3%	5.5%

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital. As of March 31, 2026, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At March 31, 2026, the Company had $29.1 million, net of unamortized debt issuance costs of $135,000, in subordinated debt outstanding, of which $25.4 million qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through March 31, 2026, with the exception of mortgage banking derivatives. See Note 12 ("Mortgage Banking Derivatives") to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

Contractual Obligations

The timing and amount of our contractual obligations has not changed materially since our 2025 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2026.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2026. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2026.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
January 1, 2026 through January 31, 2026	—	$—	—	$—
February 1, 2026 through February 28, 2026	15,043	$10.74	—	$—
March 1, 2026 through March 31, 2026	10,569	$10.60	—	$—
Total	25,612	$10.68	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	May 5, 2026	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	May 5, 2026	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer