Form 10-Q
period 2026-06-30
UWHARRIE CAPITAL CORP
filed 2026-08-11
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,089,015 shares of common stock outstanding as of August 10, 2026.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	June 30, 2026 (Unaudited)	December 31, 2025*
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,617	$14,040
Interest-earning deposits with banks	81,095	59,289
Cash and cash equivalents	91,712	73,329
Securities available for sale, at fair value (amortized cost $382,025 and $379,272 respectively)	359,771	357,740
Securities held to maturity, at amortized cost (fair value $20,373 and $20,208 respectively)	21,924	21,992
Less allowance for credit losses on securities held to maturity	(44)	(45)
Net securities held to maturity	21,880	21,947
Equity securities, at fair value	878	303
Loans held for sale	7,820	9,019
Loans held for investment	692,231	689,562
Less allowance for credit losses on loans	(5,986)	(6,420)
Net loans held for investment	686,245	683,142
Premises and equipment, net	16,745	14,710
Interest receivable	4,353	4,428
Prepaid expenses	1,526	1,255
Restricted stock	1,825	1,779
Bank-owned life insurance	8,149	8,081
Deferred income tax	6,857	6,840
Loan servicing assets	3,647	3,702
Mortgage banking derivatives	883	883
Other assets	9,815	9,187
Total assets	$1,222,106	$1,196,345

LIABILITIES
Deposits:
Demand noninterest-bearing	$295,307	$269,566
Interest checking and money market accounts	412,841	421,381
Savings deposits	115,381	105,038
Time deposits, $250,000 and over	120,779	135,474
Other time deposits	154,758	149,322
Total deposits	1,099,066	1,080,781
Short-term borrowed funds	228	25
Long-term debt	30,086	29,048
Mortgage banking derivatives	26	58
Other liabilities	11,636	10,876
Total liabilities	1,141,042	1,120,788

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 7,107,034 and 7,175,297 at June 30, 2026 and December 31, 2025, respectively	8,884	8,969
Additional paid-in capital	12,812	13,492
Undivided profits	65,844	58,996
Accumulated other comprehensive loss	(17,131)	(16,555)
Total Uwharrie Capital Corp shareholders’ equity	70,409	64,902
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	81,064	75,557
Total liabilities and shareholders’ equity	$1,222,106	$1,196,345

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$10,691	$10,479	$21,305	$20,704
Investment securities:
Investment securities, taxable	2,836	2,876	5,627	5,653
Investment securities, non-taxable	465	314	910	619
Equity securities	5	5	10	10
Interest-earning deposits with banks and federal funds sold	882	662	1,610	1,152
Total interest income	14,879	14,336	29,462	28,138
Interest Expense
Interest checking and money market accounts	1,671	1,609	3,396	3,169
Savings deposits	304	138	565	272
Time deposits, $250,000 and over	1,125	1,217	2,329	2,560
Other time deposits	1,251	1,306	2,555	2,624
Short-term borrowed funds	1	11	2	23
Long-term debt	341	324	665	655
Total interest expense	4,693	4,605	9,512	9,303
Net interest income	10,186	9,731	19,950	18,835
Provision for (recovery of) credit losses on:
Loans	(405)	242	(487)	530
Securities held to maturity	(1)	(14)	(1)	(14)
Unfunded loan commitments	(18)	26	2	19
Total provision for (recovery of) credit losses	(424)	254	(486)	535
Net interest income after provision for (recovery of) credit losses	10,610	9,477	20,436	18,300
Noninterest Income
Service charges on deposit accounts	286	263	575	522
Other service fees and commissions	1,109	989	2,163	1,970
Interchange and card transaction fees, net	341	308	583	557
Gain on sale of securities	—	—	186	—
Realized/unrealized gain (loss) on equity securities	825	14	846	(9)
Income from mortgage banking	997	1,027	2,178	2,078
Supplemental executive retirement plan loss	363	373	169	124
Other income	124	110	304	223
Total noninterest income	4,045	3,084	7,004	5,465
Noninterest Expense
Salaries and employee benefits	5,973	5,711	11,855	11,131
Net occupancy expense	480	433	977	897
Equipment expense	205	207	404	411
Data processing costs	237	228	462	441
Loan costs	84	69	150	158
Professional fees and services	210	267	423	537
Marketing and donations	666	359	1,061	718
Electronic banking expense	129	123	267	234
Software amortization and maintenance	431	356	841	720
FDIC insurance	142	134	283	263
Supplemental executive retirement plan loss	363	373	169	124
Other noninterest expense	743	720	1,466	1,274
Total noninterest expense	9,663	8,980	18,358	16,908
Income before income taxes	4,992	3,581	9,082	6,857
Income taxes	1,079	757	1,954	1,480
Net income	$3,913	$2,824	$7,128	$5,377
Consolidated net income	$3,913	$2,824	$7,128	$5,377
Less: net income attributable to noncontrolling interest	(141)	(141)	(280)	(280)
Net income attributable to common shareholders	3,772	2,683	6,848	5,097
Net income per common share
Basic	$0.53	$0.37	$0.96	$0.70
Diluted	$0.53	$0.37	$0.96	$0.70
Weighted average common shares outstanding
Basic	7,131,251	7,258,577	7,149,389	7,273,277
Diluted	7,131,251	7,258,577	7,149,389	7,273,277

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net income	$3,913	$2,824	$7,128	$5,377
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	1,446	1,070	(536)	4,171
Related tax effect	(323)	(245)	106	(947)
Reclassification of gain recognized in net income	—	—	(186)	—
Related tax effect	—	—	40	—
Total other comprehensive income (loss)	1,123	825	(576)	3,224
Comprehensive income	5,036	3,649	6,552	8,601
Less: Comprehensive income attributable to noncontrolling interest	(141)	(141)	(280)	(280)
Comprehensive income attributable to Uwharrie Capital Corp	$4,895	$3,508	$6,272	$8,321

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, March 31, 2025	7,061,777	$8,827	$12,427	$52,765	$(22,328)	$10,655	$62,346
Net income	—	—	—	2,683	—	141	2,824
Repurchase of common stock	(48,725)	(61)	(389)	—	—	—	(450)
Other comprehensive income	—	—	—	—	825	—	825
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(103)	(103)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(38)	(38)
Balance, June 30, 2025	7,013,052	$8,766	$12,038	$55,448	$(21,503)	$10,655	$65,404

Balance, March 31, 2026	7,149,685	$8,937	$13,250	$62,072	$(18,254)	$10,655	$76,660
Net income	—	—	—	3,772	—	141	3,913
Repurchase of common stock	(42,651)	(53)	(438)	—	—	—	(491)
Other comprehensive income	—	—	—	—	1,123	—	1,123
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	(104)	(104)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	(37)	(37)
Balance, June 30, 2026	7,107,034	$8,884	$12,812	$65,844	$(17,131)	$10,655	$81,064

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2024	7,077,941	$8,847	$12,553	$50,351	$(24,727)	$10,655	$57,679
Net income	—	—	—	5,097	—	280	5,377
Repurchase of common stock	(64,889)	(81)	(515)	—	—	—	(596)
Other comprehensive income	—	—	—	—	3,224	—	3,224
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(206)	(206)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(74)	(74)
Balance, June 30, 2025	7,013,052	$8,766	$12,038	$55,448	$(21,503)	$10,655	$65,404

Balance, December 31, 2025	7,175,297	$8,969	$13,492	$58,996	$(16,555)	$10,655	$75,557
Net income	—	—	—	6,848	—	280	7,128
Repurchase of common stock	(68,263)	(85)	(680)	—	—	—	(765)
Other comprehensive loss	—	—	—	—	(576)	—	(576)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	(207)	(207)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	(73)	(73)
Balance, June 30, 2026	7,107,034	$8,884	$12,812	$65,844	$(17,131)	$10,655	$81,064

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Cash flows from operating activities
Net income	$7,128	$5,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	539	537
Right of use asset amortization	202	197
Provision for (recovery of) credit losses	(486)	535
Gain on sale of securities available for sale	(186)	—
Gain on Visa stock exchange	(827)	—
Gain on sale of mortgage loans	(1,114)	(980)
Gain on sale of OREO	—	(83)
Realized/unrealized (gain) loss on equity securities	(18)	9
Net amortization of premium on investment securities available for sale	758	896
Net amortization of premium on investment securities held to maturity	68	60
Amortization of loan servicing assets	643	601
Originations and purchases of mortgage loans for sale	(91,424)	(84,680)
Proceeds from sales of mortgage loans for sale	93,737	81,074
Mortgage banking derivatives	(31)	(111)
Loan servicing assets	(588)	(526)
Accrued interest receivable	75	55
Prepaid assets	(271)	(70)
Cash surrender value of life insurance	(68)	(70)
Miscellaneous other assets	(363)	(621)
Deferred income taxes	129	—
Accrued interest payable	22	(37)
Miscellaneous other liabilities	736	1,184
Net cash provided by operating activities	8,661	3,347
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	29,817	—
Proceeds from sales of equity securities	270	—
Proceeds from maturities, calls and paydowns of securities available for sale	16,513	23,609
Proceeds from maturities, calls and paydowns of securities held to maturity	—	3,000
Purchase of investment securities available for sale	(49,655)	(28,333)
Purchase of investments in other assets	(266)	(57)
Purchases of restricted stock	(46)	(40)
Net increase in loans	(2,616)	(11,408)
Purchase of premises and equipment	(2,738)	(270)
Proceeds from sale of OREO	—	189
Net cash used by investing activities	(8,721)	(13,310)
Cash flows from financing activities
Net increase in deposit accounts	18,285	32,128
Net increase (decrease) in federal funds purchased and other short-term borrowings	203	(282)
Proceeds from long-term borrowings	1,000	—
Repurchase of common stock, net	(765)	(596)
Dividends paid on preferred stock (noncontrolling interest)	(280)	(280)
Net cash provided by financing activities	18,443	30,970
Increase in cash and cash equivalents	18,383	21,007
Cash and cash equivalents, beginning of period	73,329	52,267
Cash and cash equivalents, end of period	$91,712	$73,274
Supplemental disclosures of cash flow information
Interest paid	$9,452	$9,301
Income taxes paid, net of refunds	1,862	1,771
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(576)	$3,224
Loans transferred to foreclosed real estate	—	106

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

The following table presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Beginning balance	$(18,254)	$(22,328)	$(16,555)	$(24,727)
Other comprehensive income (loss) before reclassifications, net of ($323), ($245), $106, and ($947) tax effect, respectively	1,123	825	(430)	3,224
Amounts reclassified from accumulated other comprehensive income (loss), net of $0, $0, $40, and $0 tax effect, respectively	—	—	(146)	—
Net current-period other comprehensive income (loss)	1,123	825	(576)	3,224
Ending balance	$(17,131)	$(21,503)	$(17,131)	$(21,503)

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

Note 4 – Per Share Data

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at June 30, 2026 or December 31, 2025. The weighted average number of shares outstanding and earnings per share for the 2025 periods have been adjusted for the 3% stock dividend declared on October 28, 2025.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$25,636	$—	$1,860	$23,776
U.S. government agencies	49,367	83	771	48,679
GSE - Mortgage-backed securities and CMOs	173,604	249	8,729	165,124
Asset-backed securities	19,349	248	52	19,545
State and political subdivisions	110,069	316	11,688	98,697
Corporate bonds	4,000	—	50	3,950
Total securities available for sale	$382,025	$896	$23,150	$359,771

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,624	$—	$1,021	$10,603	$—	$11,624
Corporate bonds	10,300	—	530	9,770	44	10,256
Total securities held to maturity	$21,924	$—	$1,551	$20,373	$44	$21,880

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$25,753	$—	$1,756	$23,997
U.S. government agencies	45,862	95	729	45,228
GSE - Mortgage-backed securities and CMOs	182,088	839	8,173	174,754
Asset-backed securities	20,726	271	32	20,965
State and political subdivisions	100,843	221	12,178	88,886
Corporate bonds	4,000	—	90	3,910
Total securities available for sale	$379,272	$1,426	$22,958	$357,740

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,692	$—	$1,133	$10,559	$—	$11,692
Corporate bonds	10,300	—	651	9,649	45	10,255
Total securities held to maturity	$21,992	$—	$1,784	$20,208	$45	$21,947

The Company owned Federal Reserve Bank (“FRB”) stock reported at cost of $959,000 at June 30, 2026 and December 31, 2025. The Company owned Federal Home Loan Bank (“FHLB”) stock reported at cost of $866,000 and $819,000 at June 30, 2026 and December 31, 2025, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock in the consolidated balance sheets. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at June 30, 2026.

There is no allowance for credit losses on available for sale securities. The following table shows a rollforward of the allowance for credit losses on held to maturity securities for the six months ended June 30, 2026.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2025	$—	$45	$45
Provision for (recovery of) credit losses	—	(1)	(1)
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, June 30, 2026	$—	$44	$44

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at June 30, 2026.

June 30, 2026	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—
Aa1/Aa2/Aa3	11,025	—	11,025
A1/A2	—	—	—
BBB	—	—	—
Not rated	599	10,300	10,899
Total	$11,624	$10,300	$21,924

At June 30, 2026, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the six months ended June 30, 2026.

Results from sales of securities available for sale during the three and six-month periods ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Gross proceeds from sales	$—	$—	$29,817	$—

Realized gains from sales	$—	$—	$289	$—
Realized losses from sales	—	—	103	—
Net realized gains (losses)	$—	$—	$186	$—

At June 30, 2026 and December 31, 2025, securities available for sale with a carrying amount of $162.8 million and $167.4 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and estimated fair value of available for sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025.

	Less than 12 Months			12 Months or More			Total
June 30, 2026	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	—	$—	$—	5	$23,776	$1,860	$23,776	$1,860
U.S. government agencies	13	16,548	100	31	21,777	671	38,325	771
GSE-Mortgage-backed securities and CMOs	19	46,572	731	53	76,045	7,998	122,617	8,729
Asset-backed securities	4	3,860	26	2	1,861	26	5,721	52
State and political subdivisions	8	13,618	161	57	71,421	11,527	85,039	11,688
Corporate bonds	—	—	—	2	3,950	50	3,950	50
Total securities available for sale	44	$80,598	$1,018	150	$198,830	$22,132	$279,428	$23,150

	Less than 12 Months			12 Months or More			Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	5	$23,997	$1,756	$23,997	$1,756
U.S. government agencies	11	13,378	56	28	18,932	673	32,310	729
GSE-Mortgage-backed securities and CMOs	11	23,048	177	61	94,444	7,996	117,492	8,173
Asset-backed securities	1	466	2	4	4,316	30	4,782	32
State and political subdivisions	4	5,376	113	57	72,704	12,065	78,080	12,178
Corporate bonds	—	—	—	2	3,910	90	3,910	90
Total securities available for sale	27	$42,268	$348	157	$218,303	$22,610	$260,571	$22,958

Declines in the fair value of the available for sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the length of time and extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At June 30, 2026, the Company did not intend to sell, and believed it was not likely to be required to sell, the available for sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of June 30, 2026:

	June 30, 2026
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	2,250	2,236	1.12%
Due after one but within five years	56,799	53,483	1.75%
Due after five but within ten years	64,633	59,984	2.84%
Due after ten years	258,343	244,068	3.71%
	$382,025	$359,771	3.26%

	June 30, 2026
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due after one but within five years	5,800	5,593	7.66%
Due after five but within ten years	7,077	6,656	3.36%
Due after ten years	9,047	8,124	3.37%
	$21,924	$20,373	4.50%

During the quarter ended June 30, 2026, the Company participated in Visa Inc.’s exchange offer for holders of Visa Class B-1 common stock. The Company exchanged 2,202 shares of Visa Class B-1 common stock for 550 shares of Visa Class B-3 common stock and 633 shares of Visa Class C common stock. In connection with the exchange, the Company received cash in lieu of fractional shares totaling less than $1,000.

The exchanged Visa Class B-1 common stock had no carrying value. The Visa Class B-3 common stock received in the exchange represents a continuation of the Company’s restricted ownership interest and, therefore, no carrying value was assigned to the Class B-3 shares received. Accordingly, the Company recognized a gain of $827,000, which includes the fair value of the Visa Class C common stock received of approximately $826,000 and cash received in lieu of fractional shares. The gain is reflected in realized/unrealized gain (loss) on equity securities in the consolidated statements of income. Following the exchange, the Company’s investment in Visa Class C common stock is carried at fair value, with subsequent changes in fair value recognized in earnings. During the quarter, the Company sold 211 shares of Visa Class C common stock received in the exchange. At June 30, 2026, the Company held 422 shares of Visa Class C common stock.

The portion of unrealized gains and losses for the three and six months ended June 30, 2026 and 2025 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Gross proceeds from sales	$270	$—	$270	$—

Net gains (losses) recognized during the period on equity securities	$(3)	$14	$18	$(9)
Less: Net gains (losses) recognized from equity securities sold during the period	(6)	—	(6)	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$3	$14	$24	$(9)

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Commercial
Commercial	$110,491	$110,088
Real estate - commercial	253,108	255,850
Other real estate construction loans	64,119	57,247
Other loans	5,089	4,683
Noncommercial
Real estate 1-4 family construction	20,447	19,453
Real estate - residential	152,162	158,556
Home equity	76,779	73,262
Consumer loans	9,225	9,611
	691,420	688,750
Less:
Allowance for credit losses	(5,986)	(6,420)
Deferred loan costs, net	811	812
Loans held for investment, net	$686,245	$683,142

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three and six months ended June 30, 2026 and 2025.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2026	$1,449	$2,405	$493	$14	$87	$1,115	$700	$136	$6,399
Provision for (recovery of) credit losses	(146)	(38)	(14)	5	(18)	(176)	(24)	6	(405)
Charge-offs	(10)	—	—	—	—	(1)	—	(51)	(62)
Recoveries	25	—	—	—	—	—	4	25	54
Net (charge-offs) recoveries	15	—	—	—	—	(1)	4	(26)	(8)
Balance, June 30, 2026	$1,318	$2,367	$479	$19	$69	$938	$680	$116	$5,986

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, March 31, 2025	$1,699	$2,324	$340	$20	$57	$809	$652	$164	$6,065
Provision for (recovery of) credit losses	(284)	37	69	(5)	42	455	(2)	(70)	242
Charge-offs	(97)	—	—	—	—	—	—	(6)	(103)
Recoveries	15	—	—	—	—	—	1	11	27
Net (charge-offs) recoveries	(82)	—	—	—	—	—	1	5	(76)
Balance, June 30, 2025	$1,333	$2,361	$409	$15	$99	$1,264	$651	$99	$6,231

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2025	$1,479	$2,420	$487	$15	$83	$1,155	$687	$94	$6,420
Provision for (recovery of) credit losses	(241)	(53)	(8)	4	(14)	(217)	(14)	56	(487)
Charge-offs	(20)	—	—	—	—	(1)	—	(75)	(96)
Recoveries	100	—	—	—	—	1	7	41	149
Net (charge-offs) recoveries	80	—	—	—	—	0	7	(34)	53
Balance, June 30, 2026	$1,318	$2,367	$479	$19	$69	$938	$680	$116	$5,986

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824
Provision for (recovery of) credit losses	(130)	95	(3)	(3)	43	482	62	(16)	530
Charge-offs	(113)	—	—	—	—	—	—	(78)	(191)
Recoveries	48	—	—	—	—	1	1	18	68
Net (charge-offs) recoveries	(65)	—	—	—	—	1	1	(60)	(123)
Balance, June 30, 2025	$1,333	$2,361	$409	$15	$99	$1,264	$651	$99	$6,231

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

June 30, 2026	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$15	$—	$15	$110,476	$110,491	$—
Real estate - commercial	119	—	119	253,074	253,193	—
Other real estate construction	—	—	—	64,119	64,119	—
Real estate 1-4 family construction	—	—	—	20,447	20,447	—
Real estate - residential	1,373	489	1,862	151,026	152,888	—
Home equity	57	259	316	76,463	76,779	—
Consumer loans	8	23	31	9,194	9,225	—
Other loans	—	—	—	5,089	5,089	—
Total	$1,572	$771	$2,343	$689,888	$692,231	$—

December 31, 2025	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$22	$—	$22	$110,066	$110,088	$—
Real estate - commercial	—	—	—	255,944	255,944	—
Other real estate construction	—	—	—	57,247	57,247	—
Real estate 1-4 family construction	—	—	—	19,453	19,453	—
Real estate - residential	561	179	740	158,534	159,274	—
Home equity	104	199	303	72,959	73,262	—
Consumer loan	13	—	13	9,598	9,611	—
Other loans	—	—	—	4,683	4,683	—
Total	$700	$378	$1,078	$688,484	$689,562	$—

The carrying value of foreclosed properties held as other real estate was $0 at June 30, 2026 and December 31, 2025. The Company had $111,000 and $0 of residential real estate in process of foreclosure at June 30, 2026 and December 31, 2025, respectively.

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off. The composition of nonaccrual loans by class as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026			Six Months Ended
	Nonaccrual Loans	Nonaccrual Loans	Total Nonaccrual	June 30, 2026
	with No Allowance	with an Allowance	Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	10	479	489	23
Home equity	—	259	259	7
Consumer loans	—	23	23	1
Other loans	—	—	—	—
	$10	$761	$771	$31

	December 31, 2025			Six Months Ended
	Nonaccrual Loans	Nonaccrual Loans	Total Nonaccrual	June 30, 2025
	with No Allowance	with an Allowance	Loans	Interest Income
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	179	179	9
Home equity	—	199	199	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$378	$378	$9

Loans that are in nonaccrual status or 90 days or more past due and still accruing are considered to be nonperforming. At both June 30, 2026 and December 31, 2025, there were no loans 90 days or more past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at June 30, 2026 and December 31, 2025:

June 30, 2026	Performing	Nonperforming	Total
	(dollars in thousands)
Commercial	$110,491	$—	$110,491
Real estate - commercial	253,193	—	253,193
Other real estate construction	64,119	—	64,119
Real estate 1-4 family construction	20,447	—	20,447
Real estate - residential	152,399	489	152,888
Home equity	76,520	259	76,779
Consumer loans	9,202	23	9,225
Other loans	5,089	—	5,089
Total	$691,460	$771	$692,231

December 31, 2025	Performing	Nonperforming	Total
	(dollars in thousands)
Commercial	$110,088	$—	$110,088
Real estate - commercial	255,944	—	255,944
Other real estate construction	57,247	—	57,247
Real estate 1-4 family construction	19,453	—	19,453
Real estate - residential	159,095	179	159,274
Home equity	73,063	199	73,262
Consumer loans	9,611	—	9,611
Other loans	4,683	—	4,683
Total	$689,184	$378	$689,562

Loans that do not share the same risk characteristics as loans in the collectively assessed population will be individually assessed. Individually assessed loans determined to be collateral dependent are evaluated based on the fair value of the underlying collateral, as repayment is expected to be derived through the operation or sale of the collateral. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are measured using the fair value of collateral at the reporting date, adjusted for selling costs as appropriate. Loan that are not deemed collateral dependent are assigned a probability of default based on default history. If the loan has defaulted, it will be assigned a 100% probability of default; otherwise, it will be assigned a probability of default based on the Company's historical experience, which is higher than the forecasted probability of default applied in the collectively assessed portfolio.

The following table details the amortized cost of individually assessed collateral dependent loans and any related allowance at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	148	10	—	—
Home equity	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$148	$10	$—	$—

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2026:

June 30, 2026	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior		Revolving	Total
	(dollars in thousands)
Commercial
Pass	$8,113	$38,930	$16,941	$8,899	$8,663	$12,109		$15,977	$109,632
Watch	172	—	—	1	—	617		69	859
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—		—	—
Total commercial	8,285	38,930	16,941	8,900	8,663	12,726		16,046	110,491

Real estate - commercial
Pass	9,262	35,885	37,974	39,063	42,355	82,724		2,635	249,898
Watch	—	—	—	—	—	136		89	225
Special Mention	—	—	—	2,730	—	20		—	2,750
Substandard	—	—	—	—	—	320		—	320
Total real estate - commercial	9,262	35,885	37,974	41,793	42,355	83,200		2,724	253,193

Other real estate construction
Pass	25,351	14,502	8,581	2,344	2,660	5,955		1,177	60,570
Watch	—	3,549	—	—	—	—		—	3,549
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—		—	—
Total other real estate construction	25,351	18,051	8,581	2,344	2,660	5,955	—	1,177	64,119

Real estate 1-4 family construction
Pass	6,361	10,558	3,528	—	—	—		—	20,447
Watch	—	—	—	—	—	—		—	—
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—		—	—
Total real estate 1-4 family construction	6,361	10,558	3,528	—	—	—		—	20,447

Real estate - residential
Pass	9,818	26,735	20,175	27,775	26,496	38,025		2,249	151,273
Watch	—	—	—	—	—	675		—	675
Special Mention	—	—	—	97	—	134		—	231
Substandard	—	—	—	—	172	537		—	709
Total real estate - residential	9,818	26,735	20,175	27,872	26,668	39,371		2,249	152,888

Home equity
Pass	571	52	68	581	341	2,278		72,483	76,374
Watch	—	—	—	—	14	57		—	71
Special Mention	—	—	—	75	—	—		—	75
Substandard	—	—	—	49	96	114		—	259
Total home equity	571	52	68	705	451	2,449		72,483	76,779

Consumer loans
Pass	2,076	1,557	1,250	556	348	309		3,096	9,192
Watch	10	—	—	—	—	—		—	10
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	23	—	—	—	—		—	23
Total consumer loans	2,086	1,580	1,250	556	348	309		3,096	9,225

Other loans
Pass	539	53	558	—	1,596	2,343		—	5,089
Watch	—	—	—	—	—	—		—	—
Special Mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—		—	—
Total other loans	539	53	558	—	1,596	2,343		—	5,089

Total Pass	62,091	128,272	89,075	79,218	82,459	143,743		97,617	682,475
Total Watch	182	3,549	—	1	14	1,485		158	5,389
Total Special Mention	—	—	—	2,902	—	154		—	3,056
Total Substandard	—	23	—	49	268	971		—	1,311
Total loans	$62,273	$131,844	$89,075	$82,170	$82,741	$146,353		$97,775	$692,231

During the six months ended June 30, 2026, forty-six loans totaling $580,000 were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

December 31, 2025	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$41,614	$18,998	$10,134	$9,822	$4,665	$9,300	$14,673	$109,206
Watch	40	—	3	—	640	39	160	882
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	41,654	18,998	10,137	9,822	5,305	9,339	14,833	110,088

Real estate - commercial
Pass	33,690	44,721	38,979	43,708	35,143	52,174	2,666	251,081
Watch	—	—	—	—	—	148	85	233
Special Mention	—	—	4,267	—	—	24	—	4,291
Substandard	—	—	—	—	—	339	—	339
Total real estate - commercial	33,690	44,721	43,246	43,708	35,143	52,685	2,751	255,944

Other real estate construction
Pass	20,951	14,474	8,480	3,754	1,778	4,633	1,330	55,400
Watch	1,847	—	—	—	—	—	—	1,847
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,798	14,474	8,480	3,754	1,778	4,633	1,330	57,247

Real estate 1-4 family construction
Pass	12,819	6,634	—	—	—	—	—	19,453
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	12,819	6,634	—	—	—	—	—	19,453

Real estate - residential
Pass	30,041	24,409	31,429	29,022	19,789	20,706	2,268	157,664
Watch	322	—	—	—	200	446	—	968
Special Mention	—	—	99	—	117	22	—	238
Substandard	—	—	—	—	—	404	—	404
Total real estate - residential	30,363	24,409	31,528	29,022	20,106	21,578	2,268	159,274

Home equity
Pass	52	43	610	332	254	2,100	69,507	72,898
Watch	—	—	—	15	—	75	—	90
Special Mention	—	—	75	—	—	—	—	75
Substandard	—	—	—	96	103	—	—	199
Total home equity	52	43	685	443	357	2,175	69,507	73,262

Consumer loans
Pass	3,014	1,800	865	456	62	278	3,086	9,561
Watch	—	50	—	—	—	—	—	50
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,014	1,850	865	456	62	278	3,086	9,611

Other loans
Pass	66	567	—	1,597	1,071	1,382	—	4,683
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	66	567	—	1,597	1,071	1,382	—	4,683

Total Pass	142,247	111,646	90,497	88,691	62,762	90,573	93,530	679,946
Total Watch	2,209	50	3	15	840	708	245	4,070
Total Special Mention	—	—	4,441	—	117	46	—	4,604
Total Substandard	—	—	—	96	103	743	—	942
Total loans	$144,456	$111,696	$94,941	$88,802	$63,822	$92,070	$93,775	$689,562

During the year ended December 31, 2025 ninety-nine loans totaling $10.4 million were converted from revolving to term loans.

The following tables present gross charge-offs by origination date as of June 30, 2026 and December 31, 2025:

June 30, 2026	Gross Loan Charge-offs by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$9	$—	$—	$—	$—	$11	$20
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	1	—	—	1
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	9	54	6	—	1	5	75
Total charge-offs	$—	$18	$54	$6	$1	$1	$16	$96

December 31, 2025	Gross Loan Charge-offs by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$9	$—	$16	$88	$—	$10	$123
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—		—	—	—	89	—	89
Consumer loans	—	33	7	2	—	2	86	130
Total charge-offs	$—	$42	$7	$18	$88	$91	$96	$342

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

There were no loans modified for borrowers experiencing financial difficulty during the six months ended June 30, 2026 or during the twelve months ended December 31, 2025. As such, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2026 or during the twelve months ended December 31, 2025 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

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

Our leases relate to four office locations, three of which are branch locations, with remaining terms of one to three years. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of June 30, 2026, operating lease ROU assets were $511,000 and the operating lease liability was $547,000, compared to operating lease ROU assets of $713,000 and an operating lease liability of $768,000 at December 31, 2025. Lease costs associated with all leases was $106,000 and $212,000 for the three and six months ended June 30, 2026, respectively.

The table below summarizes other information related to our operating leases for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$231	$226
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	1.9	2.6
Weighted-average discount rate - operating leases	2.94%	2.70%

The table below summarizes the maturity of remaining lease liabilities at June 30, 2026:

June 30, 2026
(dollars in thousands)
2026	$186
2027	260
2028	97
2029	20
2030	-
Thereafter	-
Total lease payments	563
Less: Interest	(16)
Present value of lease liabilities	$547

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

At June 30, 2026 and December 31, 2025, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Commitments to extend credit	$211,760	$195,681
Credit card commitments	26,853	26,453
Standby letters of credit	7,950	8,020
Total commitments	$246,563	$230,154

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $162,000 and $160,000 at June 30, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2026.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2025	$160
Provision for credit losses	2
Balance, June 30, 2026	$162

In connection with the exchange of the Company’s Visa Class B-1 common stock for Visa Class B-3 and Class C common stock, the Company entered into a make-whole agreement with Visa. The agreement may require the Company to fund a portion of future litigation escrow obligations associated with the exchanged shares under specified circumstances. Management has evaluated the arrangement and determined that any potential loss contingency is not presently estimable; therefore, no liability has been recorded as of June 30, 2026.

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

Mortgage banking derivatives, which are composed of interest rate lock commitments (“IRLCs”), mortgage forward sales commitments and to-be-announced mortgage-backed securities trades (“TBAs”), are recorded at fair value on a recurring basis. Fair value of the IRLCs is based on projected pull-through rates and anticipated margins based on changes in market interest rates. The Company considers these to be Level 3 valuations. The fair value of mortgage forward sales commitments and TBAs is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date and is considered to be a Level 2 input.

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$23,776	$23,776	$—	$—
U.S. government agencies	48,679	—	48,679	—
GSE - Mortgage-backed securities and CMOs	165,124	—	165,124	—
Asset-backed securities	19,545	—	19,545	—
State and political subdivisions	98,697	—	98,697	—
Corporate bonds	3,950	—	3,950	—
Equity securities	878	878	—	—
Mortgage banking derivatives	883	—	108	775
Total assets at fair value on a recurring basis	$361,532	$24,654	$336,103	$775
Mortgage banking derivatives	$26	$—	$26	$—
Total liabilities at fair value on a recurring basis	$26	$—	$26	$—

	December 31, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$23,997	$23,997	$—	$—
U.S. government agencies	45,228	—	45,228	—
GSE - Mortgage-backed securities and CMOs	174,754	—	174,754	—
Asset-backed securities	20,965	—	20,965	—
State and political subdivisions	88,886	—	88,886	—
Corporate bonds	3,910	—	3,910	—
Equity securities	303	303	—	—
Mortgage banking derivatives	883	—	38	845
Total assets at fair value on a recurring basis	$358,926	$24,300	$333,781	$845
Mortgage banking derivatives	$58	$—	$58	$—
Total liabilities at fair value on a recurring basis	$58	$—	$58	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

June 30, 2026
Mortgage banking derivatives: Interest rate lock commitments
(dollars in thousands)
Balance at December 31, 2025	$845
Change in fair value:
Included in income from mortgage banking	(70)
Change in observability of significant inputs:
Included in income from mortgage banking	—
Balance at June 30, 2026	$775

The fair value of mortgage IRLCs at June 30, 2026 was calculated based on a notional amount of $35.4 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At June 30, 2026, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 91.8% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2025 was calculated based on a notional amount of $25.3 million. Significant unobservable inputs were the same as those used for the six months ended June 30, 2026 and assumed a weighted average projected pull-through rate of 88.5% at December 31, 2025. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets, such as other real estate owned and individually evaluated loans deemed to be collateral dependent, that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2026. There were no assets for which a nonrecurring fair value adjustment was required as of December 31, 2025.

	June 30, 2026
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$139	$—	$—	$139
Total assets at fair value on a nonrecurring basis	$139	$—	$—	$139

The following table provides quantitative information about Level 3 fair value measurements:

June 30, 2026	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	5 - 20%

Note 11 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The fair value estimates presented at June 30, 2026 and December 31, 2025, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of June 30, 2026 and December 31, 2025:

June 30, 2026	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$91,712	$91,712	$91,712	$—	$—
Securities available for sale	359,771	359,771	23,776	335,995	—
Securities held to maturity, net	21,880	20,373	—	10,603	9,770
Equity securities	878	878	878	—	—
Loans held for investment, net	686,245	662,501	—	—	662,501
Loans held for sale	7,820	7,820	—	7,820	—
Loan servicing assets	3,647	7,308	—	7,308	—
Mortgage banking derivatives	883	883	—	108	775
Accrued interest receivable	4,353	4,353	—	—	4,353

FINANCIAL LIABILITIES
Deposits	$1,099,066	1,098,432	—	1,098,432	—
Short-term borrowings	228	228	—	228	—
Long-term borrowings	30,086	27,697	—	—	27,697
Mortgage banking derivatives	26	26	—	26	—
Accrued interest payable	475	475	—	—	475

December 31, 2025	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$73,329	$73,329	$73,329	$—	$—
Securities available for sale	357,740	357,740	23,997	333,743	—
Securities held to maturity, net	21,947	20,208	—	10,559	9,649
Equity securities	303	303	303	—	—
Loans held for investment, net	683,142	666,337	—	—	666,337
Loans held for sale	9,019	9,019	—	9,019	—
Loan servicing assets	3,702	7,413	—	7,413	—
Mortgage banking derivatives	883	883	—	38	845
Accrued interest receivable	4,428	4,428	—	—	4,428

FINANCIAL LIABILITIES
Deposits	$1,080,781	$1,080,610	$—	$1,080,610	$—
Short-term borrowings	25	25	—	25	—
Long-term borrowings	29,048	27,369	—	—	27,369
Mortgage banking derivatives	58	58	—	58	—
Accrued interest payable	453	453	—	—	453

At June 30, 2026, the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 ("Commitments and Contingencies") to the Company’s Notes to Consolidated Financial Statements for more information regarding commitments and contingent liabilities.

Note 12 – Mortgage Banking Derivatives

The Company enters into IRLCs to originate loans whereby the interest rate on the loan is determined prior to funding. IRLCs on mortgage loans that will be held for resale are considered to be derivatives and must be accounted for at fair value on the balance sheet. Accordingly, such commitments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statements of income. Fair value is based on anticipated margins determined by market movement from the original lock date and projected pull-through rates on a loan-by-loan basis based on loan product, loan stage, and loan purpose.

During the term of the IRLC, the Company is exposed to the risk that the interest rate will change from the rate quoted to the borrower. In an effort to mitigate interest rate risk, the Company also enters into mortgage forward sales commitments on a mandatory basis for future delivery of residential mortgage loans after an interest rate lock is committed to the borrower. Mandatory commitments require that the loan must be delivered to the investor or a pair-off fee be paid. These forward commitments are recorded at fair value in the mortgage banking derivatives asset or liability, and changes in fair value are recorded to income from mortgage banking within the consolidated statements of income. The fair value of the forward commitments is based on the gain or loss that would occur if the Company were to pair-off the transaction at the measurement date.

The Company also enters into purchase and sale agreements of TBAs. A TBA trade is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from IRLCs. TBAs are accounted for as derivatives when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value in the mortgage banking derivatives asset or liability with changes in fair value recorded in income from mortgage banking within the consolidated statements of income. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of June 30, 2026 and December 31, 2025.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at June 30, 2026
Included in mortgage banking derivative assets:
Interest rate lock commitments	$35,439	$775
Forward sales commitments	3,927	108
Included in mortgage banking derivative liabilities:
To-be-announced mortgage-backed securities trades	41,500	26

Balance at December 31, 2025
Included in mortgage banking derivative assets:
Interest rate lock commitments	$25,267	$845
Forward sales commitments	3,452	38
Included in mortgage banking derivative liabilities:
To-be-announced mortgage-backed securities trades	22,250	58

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

	Banking, Mortgage and Wealth Management	Other	Consolidated
	(dollars in thousands)
For the Three Months Ended June 30, 2026
Interest income	$14,874	$5	$14,879
Interest expense	4,351	342	4,693
Net interest income	10,523	(337)	10,186
Noninterest income	4,015	30	4,045
Noninterest expense	9,533	130	9,663
Pre-tax, pre-provision income	5,005	(437)	4,568
Provision for (recovery of) credit losses	(424)	—	(424)
Provision for income taxes	1,169	(90)	1,079
Net income (loss)	$4,260	$(347)	$3,913

For the Six Months Ended June 30, 2026
Interest income	$29,452	$10	$29,462
Interest expense	8,845	667	9,512
Net interest income	20,607	(657)	19,950
Noninterest income	6,852	152	7,004
Noninterest expense	18,093	265	18,358
Pre-tax, pre-provision income	9,366	(770)	8,596
Provision for (recovery of) credit losses	(486)	—	(486)
Provision for income taxes	2,113	(159)	1,954
Net income (loss)	$7,739	$(611)	$7,128

Total assets as of June 30, 2026	$1,219,072	$3,034	$1,222,106

For the Three Months Ended June 30, 2025
Interest income	$14,331	$5	$14,336
Interest expense	4,270	335	4,605
Net interest income	10,061	(330)	9,731
Noninterest income	3,023	61	3,084
Noninterest expense	8,834	146	8,980
Pre-tax, pre-provision income	4,250	(415)	3,835
Provision for (recovery of) credit losses	254	—	254
Provision for income taxes	841	(84)	757
Net income (loss)	$3,155	$(331)	$2,824

For the Six Months Ended June 30, 2025
Interest income	$28,128	$10	$28,138
Interest expense	8,625	678	9,303
Net interest income	19,503	(668)	18,835
Noninterest income	5,393	72	5,465
Noninterest expense	16,631	277	16,908
Pre-tax, pre-provision income	8,265	(873)	7,392
Provision for (recovery of) credit losses	535	—	535
Provision for income taxes	1,656	(176)	1,480
Net income (loss)	$6,074	$(697)	$5,377

Total assets as of December 31, 2025	$1,192,527	$3,818	$1,196,345

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2026, the Company’s total assets increased by $25.8 million, from $1.20 billion to $1.22 billion. Cash and cash equivalents increased by $18.4 million during the six months ended June 30, 2026, from $73.3 million to $91.7 million. The increase in cash and cash equivalents is the result of growth in deposits.

Investment securities consist of securities available for sale and securities held to maturity. For the six-month period ended June 30, 2026, investment securities increased by $2.0 million from $379.7 million at December 31, 2025 to $381.7 million at June 30, 2026. At June 30, 2026, the Company had net unrealized losses on securities available for sale of $22.3 million, compared to net unrealized losses of $21.5 million at December 31, 2025, a deterioration of $722,000. The allowance for credit losses on securities held to maturity was $44,000 at June 30, 2026 and $45,000 at December 31, 2025. The amortized cost basis of securities held to maturity was $22.0 million at both June 30, 2026 and December 31, 2025.

Equity securities increased by $575,000 at June 30, 2026, compared to December 31, 2025, primarily due to the Company’s participation in Visa Inc.’s exchange offer described in Note 5 of the Notes to Consolidated Financial Statements (Unaudited) included in Item 1 of this Report. The Company received Visa Class C common stock with a fair value of approximately $826,000 and subsequently sold 211 shares during the quarter, resulting in a net increase in equity securities at period end. The Company also received 550 shares of Visa Class B-3 common stock in the exchange; however, no carrying value was assigned to the Class B-3 shares, and therefore they are not included in the Company’s equity securities balance at June 30, 2026.

Loans held for sale decreased by $1.2 million from December 31, 2025 to $7.8 million at June 30, 2026. Loans held for investment increased from $689.6 million at December 31, 2025 to $692.2 million at June 30, 2026, an increase of $2.7 million. The Company experienced a net increase in all loan sectors with the exception of real estate commercial, real estate residential, and consumer loans.

The allowance for credit losses on loans was $6.0 million at June 30, 2026, which represented 0.86% of total loans held for investment, compared to $6.4 million, or 0.93% of total loans held for investment, at December 31, 2025. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to premises and equipment, which increased by $2.0 million from $14.7 million at December 31, 2025 to $16.7 million at June 30, 2026 related to construction expenses for a new branch in Mount Pleasant, North Carolina, which will replace the currently leased branch location. Other assets increased by $628,000 during the six months ended June 30, 2026, primarily due to a $392,000 increase in supplemental executive retirement plan (“SERP”) account balances, driven by annual Company contributions and favorable market performance. In addition, the Company’s investment in a Small Business Investment Company (“SBIC”) increased by $266,000.

Customer deposits, our primary funding source, experienced growth of $18.3 million during the six-month period ended June 30, 2026, increasing from $1.08 billion to $1.10 billion. The overall increase in deposits is attributable to organic deposit growth. Demand noninterest-bearing checking accounts increased by $25.7 million while interest checking and money market accounts declined by $8.5 million during the six-month period ended June 30, 2026. Savings deposits increased by $10.3 million and time deposits decreased by $9.3 million during the same period.

Total short-term borrowings increased by $203,000 for the six-month period ended June 30, 2026. At June 30, 2026, the Company had $30.1 million in long-term debt outstanding, $29.1 million of which consists of junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that became redeemable by the Company on September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031, though they are redeemable at the Company’s option on or after September 3, 2026, and initially pay interest quarterly at an annual rate of 3.5%. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. Of the subordinated debt that remains outstanding at June 30, 2026, $25.3 million qualifies as Tier 2 capital. The Company also maintains a $3.0 million line of credit, of which $1.0 million was outstanding at June 30, 2026.

Other changes in the Company’s liabilities are related to an increase of $760,000 in other liabilities from December 31, 2025 to June 30, 2026 resulting primarily from accrual of reserves for payables due throughout 2026.

At June 30, 2026, total shareholders’ equity was $81.1 million, an increase of $5.5 million from December 31, 2025. Net income for the six-month period ended June 30, 2026 was $7.1 million, which positively contributed to shareholders’ equity. During the six months ended June 30, 2026, the Company repurchased 68,263 shares of common stock at a total cost of $765,000, and the Company paid $280,000 in dividends attributable to noncontrolling interest. See Note 3 (“Noncontrolling Interest”) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended June 30, 2026 and 2025.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $3.9 million for the three months ended June 30, 2026, compared to $2.8 million for the three months ended June 30, 2025. Net income available to common shareholders was $3.8 million, or $0.53 per common share, for the three months ended June 30, 2026, compared to $2.7 million, or $0.37 per common share, for the three months ended June 30, 2025. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended June 30, 2026 was $10.2 million, a $455,000 increase from the $9.7 million reported for the comparative period in 2025. During the second quarter of 2026, the average yield on our interest-earning assets decreased by 10 basis points to 5.12% from the same period in 2025, and the average rate we paid for our interest-bearing liabilities decreased 9 basis points to 2.22%. These changes resulted in an interest rate spread of 2.90% as of June 30, 2026, compared to 2.91% as of June 30, 2025. The Company’s net interest margin was 3.52% and 3.56% for the comparable periods in 2026 and 2025, respectively.

The following table presents average balance sheet and a net interest income analysis for the three months ended June 30, 2026 and 2025, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2026	2025	2026	2025	2026	2025
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$308,236	$307,652	$2,836	$2,876	3.69%	3.75%
Non-taxable securities (1)	77,448	58,756	465	314	3.07%	2.73%
Short-term investments	92,996	62,577	882	662	3.80%	4.24%
Equity securities	330	311	5	5	6.08%	6.45%
Taxable loans	682,714	668,533	10,545	10,391	6.20%	6.23%
Non-taxable loans (1)	16,441	12,057	146	88	4.54%	3.73%
Total interest-earning assets	1,178,165	1,109,886	14,879	14,336	5.12%	5.22%
Interest-bearing liabilities:
Interest-bearing deposits	818,983	769,483	4,351	4,270	2.13%	2.23%
Short-term borrowed funds	101	1,233	1	11	3.97%	3.58%
Long-term debt	29,869	29,189	341	324	4.58%	4.45%
Total interest bearing liabilities	848,953	799,905	4,693	4,605	2.22%	2.31%
Net interest spread	$329,212	$309,981	$10,186	$9,731	2.90%	2.91%
Net interest margin (1) (% of earning assets)					3.52%	3.56%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The Company recorded a $424,000 recovery of credit losses for the three months ended June 30, 2026, compared to a provision of $254,000 for the same period in 2025. There were net loan charge-offs of $8,000 for the three months ended June 30, 2026, as compared to net loan charge-offs of $76,000 during the same period of 2025. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $961,000 for the three-month period ended June 30, 2026, as compared to the same period in 2025. The increase in noninterest income was primarily attributable to a gain of $827,000 recognized in connection with Visa Inc.’s exchange offer. During the second quarter of 2026, the Company exchanged its Visa Class B-1 common stock for Class B-3 common stock and Class C common stock. Because the exchanged Class B-1 common stock had no carrying value, the Company recognized the fair value of the Class C common stock received, along with cash received in lieu of fractional shares, as a gain. The Visa Class B-3 common stock received in the exchange represents a continuation of the Company’s restricted ownership interest and, therefore, no carrying value was assigned to the Class B-3 shares received. The Company also sold 211 shares of Visa Class C common stock received in the exchange during the quarter. The Visa-related transactions were nonrecurring in nature and favorably impacted current-period earnings. The remaining Visa Class C common stock is carried at fair value, with subsequent changes in fair value recognized in earnings as part of noninterest income. Also contributing to the increase in total noninterest income, growth in assets under management (“AUM”) within the wealth management division resulted in a $120,000 increase in other service fees and commissions.

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

	Three Months Ended June 30,
	2026	2025
	(dollars in thousands)
Income from debit card transactions	$656	$618
Income from credit card transactions	191	174
Gross interchange and transaction fee income	847	792
Network costs - debit card	(326)	(306)
Network costs - credit card	(180)	(178)
Total	$341	$308

Noninterest Expense

Noninterest expense for the three months ended June 30, 2026 increased by $683,000 compared to the same period in 2025. Salaries and benefits, the largest component of noninterest expense, increased by $262,000 due to higher wages and benefit costs during the three months ended June 30, 2026. Marketing and donations expense increased by $307,000 during the same period, primarily due to the timing of several large donations.

Total other noninterest expense increased by $23,000 for the three months ended June 30, 2026, compared to the same period in 2025. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended June 30,
	2026	2025
	(dollars in thousands)
Office supplies and printing	$28	$29
Franchise and other taxes	33	57
Employee education	37	30
Shareholder relations expense	51	46
Telephone and data lines	48	43
Postage	77	70
Director fees and expense	88	78
Dues and subscriptions	141	114
Armored transport service	42	37
Other	198	216
Total	$743	$720

Income Tax Expense

The Company had income tax expense of $1.1 million for the three months ended June 30, 2026 at an effective tax rate of 21.6% compared to income tax expense of $757,000 with an effective tax rate of 21.1% in the comparable 2025 period. The increase in the effective tax rate reflects normal period-to-period fluctuations. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance.

Results of Operations for the Six Months Ended June 30, 2026 and 2025.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $7.1 million for the six months ended June 30, 2026, compared to $5.4 million for the six months ended June 30, 2025. Net income available to common shareholders was $6.8 million, or $0.96 per common share, for the six months ended June 30, 2026, compared to $5.1 million, or $0.70 per common share, for the six months ended June 30, 2025. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the six months ended June 30, 2026 was $20.0 million, a $1.1 million increase from the $18.8 million reported for the comparative period in 2025. During the first six months of 2026, the average yield on our interest-earning assets decreased by 10 basis points to 5.10% from the same period in 2025, and the average rate we paid for our interest-bearing liabilities decreased 11 basis points to 2.24%. These changes resulted in an interest rate spread of 2.86% as of June 30, 2026, compared to 2.85% as of June 30, 2025. The Company’s net interest margin was 3.47% and 3.49% for the comparable periods in 2026 and 2025, respectively.

The following table presents average balance sheet and a net interest income analysis for the six months ended June 30, 2026 and 2025, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2026	2025	2026	2025	2026	2025
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$308,910	$304,914	$5,627	$5,653	3.67%	3.74%
Non-taxable securities (1)	76,053	58,970	910	619	3.07%	2.69%
Short-term investments	94,719	59,935	1,610	1,152	3.43%	3.88%
Equity securities	316	323	10	10	6.38%	6.24%
Taxable loans	681,437	661,407	21,015	20,485	6.22%	6.25%
Non-taxable loans (1)	16,628	14,158	290	219	4.48%	3.96%
Total interest-earning assets	1,178,063	1,099,707	29,462	28,138	5.10%	5.20%
Interest-bearing liabilities:
Interest-bearing deposits	825,967	768,887	8,845	8,625	2.16%	2.26%
Short-term borrowed funds	84	1,326	2	23	4.80%	3.50%
Long-term debt	29,466	29,179	665	655	4.55%	4.53%
Total interest-bearing liabilities	855,517	799,392	9,512	9,303	2.24%	2.35%
Net interest spread	$322,546	$300,315	$19,950	$18,835	2.86%	2.85%
Net interest margin (1) (% of earning assets)					3.47%	3.49%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The Company recorded a $486,000 recovery of credit losses for the six months ended June 30, 2026, compared to a provision of $535,000 for the same period in 2025. There were net loan recoveries of $53,000 for the six months ended June 30, 2026, as compared to net loan charge-offs of $123,000 during the same period of 2025. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $1.5 million for the six-month period ended June 30, 2026, as compared to the same period in 2025. The increase in noninterest income was primarily attributable to a gain of $827,000 recognized in connection with Visa Inc.’s exchange offer. During the second quarter of 2026, the Company exchanged its Visa Class B-1 common stock for Class B-3 common stock and Class C common stock. Because the exchanged Class B-1 common stock had no carrying value, the Company recognized the fair value of the Class C common stock received, along with cash received in lieu of fractional shares, as a gain. The Visa Class B-3 common stock received in the exchange represents a continuation of the Company’s restricted ownership interest and, therefore, no carrying value was assigned to the Class B-3 shares received. The Company also sold 211 shares of Visa Class C common stock received in the exchange during the quarter. The Visa-related transactions were nonrecurring in nature and favorably impacted current-period earnings. The remaining Visa Class C common stock is carried at fair value, with subsequent changes in fair value recognized in earnings as part of noninterest income. The gain on sale of securities increased $186,000 related to the sale of available for sale securities during 2026, and growth in assets under management (“AUM”) within the wealth management division resulted in a $193,000 increase in other service fees and commissions.

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

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Income from debit card transactions	$1,259	$1,185
Income from credit card transactions	364	346
Gross interchange and transaction fee income	1,623	1,531
Network costs - debit card	(659)	(602)
Network costs - credit card	(381)	(372)
Total	$583	$557

Noninterest Expense

Noninterest expense for the six months ended June 30, 2026 increased by $1.5 million compared to the same period in 2025. Salaries and benefits, the largest component of noninterest expense, increased by $724,000 due to higher wages and benefit costs and increased commissions related to higher mortgage production during the first half of 2026. Marketing and donations expense increased by $343,000 during the first half of 2026 compared to the same period in 2025, primarily due to larger donations being made earlier in the year. Management expects overall giving for 2026 to remain consistent with the Company’s customary level of support.

Total other noninterest expense increased by $192,000 for the six months ended June 30, 2026, compared to the same period in 2025. The table below reflects the composition of other noninterest expense for the referenced periods.

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Office supplies and printing	$54	$57
Franchise and other taxes	63	90
Employee education	79	61
Shareholder relations expense	105	93
Telephone and data lines	97	94
Postage	142	133
Director fees and expense	166	160
Dues and subscriptions	265	215
Armored transport service	79	70
Other	416	301
Total	$1,466	$1,274

Income Tax Expense

The Company had income tax expense of $2.0 million for the six months ended June 30, 2026 at an effective tax rate of 21.5% compared to income tax expense of $1.5 million with an effective tax rate of 21.6% in the comparable 2025 period. Income taxes computed at the statutory rate are primarily affected by the state income tax expense offset by the eligible amount of interest earned on state and municipal securities, tax-free municipal loans and income earned on bank-owned life insurance.

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

At June 30, 2026, the level of our individually evaluated loans was $4.0 million, and the allowance for credit losses related to individually evaluated loans was $552,000. The allowance, expressed as a percentage of gross loans held for investment, was 0.86 % and 0.93% at June 30, 2026 and December 31, 2025, respectively. The ratio of nonaccrual loans to total loans increased from 0.05% at December 31, 2025 to 0.11% at June 30, 2026, and was related to the $393,000 increase in nonaccrual loans. Seven loans totaling $468,000 were converted to nonaccrual during the first six months of 2026, offset by a $50,000 charge-off and paydowns of $25,000.

The Company did not hold any other real estate owned at June 30, 2026 and December 31, 2025.

As of June 30, 2026, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with GAAP, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	771	378
Other real estate owned	—	—
Total nonperforming assets	$771	$378
Allowance for credit losses on loans	$5,986	$6,420
Nonaccrual loans to total loans	0.11%	0.05%
Allowance for credit losses on loans to total loans	0.86%	0.93%
Allowance for credit losses on loans to nonaccrual loans	776.39%	1698.41%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flows generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 40.6% and 40.5% of total deposits at June 30, 2026 and December 31, 2025, respectively. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At June 30, 2026, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the FHLB, with available credit of $177.5 million; and access to borrowings from the FRB discount window, with available credit of $35.2 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of June 30, 2026, $2.0 million remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Interest-earning cash and cash equivalents	$81,095	$59,289
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	11.7%	8.6%
Total earning assets	7.0%	5.2%
Total deposits	7.4%	5.5%

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital. As of June 30, 2026, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At June 30, 2026, the Company had $29.1 million, net of unamortized debt issuance costs of $115,000, in subordinated debt outstanding, of which $25.3 million qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through June 30, 2026, with the exception of mortgage banking derivatives. See Note 12 (“Mortgage Banking Derivatives”) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2026. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2026.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
April 1, 2026 through April 30, 2026	2,584	$10.80	—	$—
May 1, 2026 through May 31, 2026	26,453	$11.60	—	$—
June 1, 2026 through June 30, 2026	13,614	$11.52	—	$—
Total	42,651	$11.52	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	August 11, 2026	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	August 11, 2026	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer