Form 10-Q
period 2026-09-30
UWHARRIE CAPITAL CORP
filed 2026-11-10
CIK 898171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 6,866,743 shares of common stock outstanding as of November 6, 2026.

Uwharrie Capital Corp and Subsidiaries

Consolidated Balance Sheets

Part I. Financial Information

Item 1. Financial Statements.

	September 30, 2026 (Unaudited)	December 31, 2025*
	(dollars in thousands)
ASSETS
Cash and due from banks	$10,035	$14,040
Interest-earning deposits with banks	65,256	59,289
Cash and cash equivalents	75,291	73,329
Securities available for sale, at fair value (amortized cost $412,383 and $379,272 respectively)	375,000	357,740
Securities held to maturity, at amortized cost (fair value $16,093 and $20,208 respectively)	18,643	21,992
Less allowance for credit losses on securities held to maturity	(30)	(45)
Net securities held to maturity	18,613	21,947
Equity securities, at fair value	269	303
Loans held for sale	6,588	9,019
Loans held for investment	702,750	689,562
Less allowance for credit losses on loans	(5,763)	(6,420)
Net loans held for investment	696,987	683,142
Premises and equipment, net	17,355	14,710
Interest receivable	4,777	4,428
Prepaid expenses	1,641	1,255
Restricted stock	1,825	1,779
Bank-owned life insurance	8,186	8,081
Deferred income tax	10,180	6,840
Loan servicing assets	3,596	3,702
Mortgage banking derivatives	531	883
Other assets	10,338	9,187
Total assets	$1,231,177	$1,196,345

LIABILITIES
Deposits:
Demand noninterest-bearing	$303,559	$269,566
Interest checking and money market accounts	434,280	421,381
Savings deposits	108,077	105,038
Time deposits, $250,000 and over	126,239	135,474
Other time deposits	145,681	149,322
Total deposits	1,117,836	1,080,781
Short-term borrowed funds	152	25
Long-term debt	31,606	29,048
Mortgage banking derivatives	330	58
Other liabilities	12,702	10,876
Total liabilities	1,162,626	1,120,788

Off balance sheet items, commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $1.25 par value: 20,000,000 shares authorized; shares issued and outstanding 6,866,743 and 7,175,297 at September 30, 2026 and December 31, 2025, respectively	8,583	8,969
Common stock dividend distributable	257	—
Additional paid-in capital	12,305	13,492
Undivided profits	65,695	58,996
Accumulated other comprehensive loss	(28,944)	(16,555)
Total Uwharrie Capital Corp shareholders’ equity	57,896	64,902
Noncontrolling interest	10,655	10,655
Total shareholders’ equity	68,551	75,557
Total liabilities and shareholders’ equity	$1,231,177	$1,196,345

(*) Derived from audited consolidated financial statements

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Interest Income
Loans, including fees	$10,864	$10,800	$32,169	$31,504
Investment securities:
Investment securities, taxable	2,971	2,883	8,598	8,536
Investment securities, non-taxable	477	330	1,387	949
Equity securities	5	5	15	15
Interest-earning deposits with banks and federal funds sold	730	682	2,340	1,834
Total interest income	15,047	14,700	44,509	42,838
Interest Expense
Interest checking and money market accounts	1,854	1,741	5,250	4,910
Savings deposits	300	158	865	430
Time deposits, $250,000 and over	1,112	1,335	3,441	3,895
Other time deposits	1,196	1,247	3,751	3,871
Short-term borrowed funds	1	1	3	24
Long-term debt	371	330	1,036	985
Total interest expense	4,834	4,812	14,346	14,115
Net interest income	10,213	9,888	30,163	28,723
Provision for (recovery of) credit losses on:
Loans	(234)	192	(721)	722
Securities held to maturity	(14)	(8)	(15)	(22)
Unfunded loan commitments	(39)	(8)	(37)	11
Total provision for (recovery of) credit losses	(287)	176	(773)	711
Net interest income after provision for (recovery of) credit losses	10,500	9,712	30,936	28,012
Noninterest Income
Service charges on deposit accounts	308	280	883	802
Other service fees and commissions	1,122	1,002	3,285	2,972
Interchange and card transaction fees, net	309	252	892	809
Gain (loss) on sale of securities	(28)	—	158	—
Realized/unrealized gain (loss) on equity securities	(17)	7	829	(2)
Income from mortgage banking	374	927	2,552	3,005
Supplemental executive retirement plan gain	739	293	908	417
Other income	254	145	558	368
Total noninterest income	3,061	2,906	10,065	8,371
Noninterest Expense
Salaries and employee benefits	5,840	5,581	17,695	16,712
Net occupancy expense	547	488	1,524	1,385
Equipment expense	244	195	648	606
Data processing costs	237	223	699	664
Loan costs	73	47	223	205
Professional fees and services	221	289	644	826
Marketing and donations	504	375	1,565	1,093
Electronic banking expense	131	137	398	371
Software amortization and maintenance	444	412	1,285	1,132
FDIC insurance	142	137	425	400
Supplemental executive retirement plan gain	739	293	908	417
Other noninterest expense	791	684	2,257	1,958
Total noninterest expense	9,913	8,861	28,271	25,769
Income before income taxes	3,648	3,757	12,730	10,614
Income taxes	788	867	2,742	2,347
Net income	$2,860	$2,890	$9,988	$8,267
Consolidated net income	$2,860	$2,890	$9,988	$8,267
Less: net income attributable to noncontrolling interest	(142)	(142)	(422)	(422)
Net income attributable to common shareholders	2,718	2,748	9,566	7,845
Net income per common share
Basic	$0.37	$0.37	$1.31	$1.05
Diluted	$0.37	$0.37	$1.31	$1.05
Weighted average common shares outstanding
Basic	7,257,667	7,432,747	7,328,080	7,471,684
Diluted	7,257,667	7,432,747	7,328,080	7,471,684

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net income	$2,860	$2,890	$9,988	$8,267
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(15,157)	3,962	(15,693)	8,133
Related tax effect	3,322	(900)	3,428	(1,847)
Reclassification of (gain) loss recognized in net income	28	—	(158)	—
Related tax effect	(6)	—	34	—
Total other comprehensive income (loss)	(11,813)	3,062	(12,389)	6,286
Comprehensive income (loss)	(8,953)	5,952	(2,401)	14,553
Less: Comprehensive income attributable to noncontrolling interest	(142)	(142)	(422)	(422)
Comprehensive income (loss) attributable to Uwharrie Capital Corp	$(9,095)	$5,810	$(2,823)	$14,131

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, June 30, 2025	7,013,052	$8,766	$—	$12,038	$55,448	$(21,503)	$10,655	$65,404
Net income	—	—	—	—	2,748	—	142	2,890
3% stock dividend declaration	—	—	262	1,845	(2,107)	—	—	—
Repurchase of common stock	(24,658)	(31)	—	(217)	—	—	—	(248)
Other comprehensive income	—	—	—	—	—	3,062	—	3,062
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	—	(105)	(105)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	—	(37)	(37)
Balance, September 30, 2025	6,988,394	$8,735	$262	$13,666	$56,089	$(18,441)	$10,655	$70,966

Balance, June 30, 2026	7,107,034	$8,884	$—	$12,812	$65,844	$(17,131)	$10,655	$81,064
Net income	—	—	—	—	2,718	—	142	2,860
3% stock dividend declaration	—	—	257	2,610	(2,867)	—	—	—
Repurchase of common stock	(240,291)	(301)	—	(3,117)	—	—	—	(3,418)
Other comprehensive loss	—	—	—	—	—	(11,813)	—	(11,813)
Record preferred stock dividend series B (noncontrolling interest)	—	—	—	—	—	—	(104)	(104)
Record preferred stock dividend series C (noncontrolling interest)	—	—	—	—	—	—	(38)	(38)
Balance, September 30, 2026	6,866,743	$8,583	$257	$12,305	$65,695	$(28,944)	$10,655	$68,551

	Number of Common Shares Issued	Common Stock	Common Stock Dividend Distributable	Additional Paid-in Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(dollars in thousands, except share data)
Balance, December 31, 2024	7,077,941	$8,847	$—	$12,553	$50,351	$(24,727)	$10,655	$57,679
Net income	—	—	—	—	7,845	—	422	8,267
3% stock dividend declaration	—	—	262	1,845	(2,107)	—	—	—
Repurchase of common stock	(89,547)	(112)	—	(732)	—	—	—	(844)
Other comprehensive income	—	—	—	—	—	6,286	—	6,286
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2025	6,988,394	$8,735	$262	$13,666	$56,089	$(18,441)	$10,655	$70,966

Balance, December 31, 2025	7,175,297	$8,969	$—	$13,492	$58,996	$(16,555)	$10,655	$75,557
Net income	—	—	—	—	9,566	—	422	9,988
3% stock dividend declaration	—	—	257	2,610	(2,867)	—	—	—
Repurchase of common stock	(308,554)	(386)	—	(3,797)	—	—	—	(4,183)
Other comprehensive loss	—	—	—	—	—	(12,389)	—	(12,389)
Record preferred stock dividend Series B (noncontrolling interest)	—	—	—	—	—	—	(311)	(311)
Record preferred stock dividend Series C (noncontrolling interest)	—	—	—	—	—	—	(111)	(111)
Balance, September 30, 2026	6,866,743	$8,583	$257	$12,305	$65,695	$(28,944)	$10,655	$68,551

See accompanying notes

Uwharrie Capital Corp and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Cash flows from operating activities
Net income	$9,988	$8,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	813	799
Right of use asset amortization	325	296
Provision for (recovery of) credit losses	(773)	711
Gain on sale of securities available for sale	(158)	—
Gain on Visa stock exchange	(827)	—
Gain on sale of mortgage loans	(1,667)	(1,447)
Gain on sale of premises and equipment	(108)	—
Gain on sale of OREO	—	(83)
Realized/unrealized (gain) loss on equity securities	(2)	2
Net amortization of premium on investment securities available for sale	1,091	1,335
Net amortization of premium on investment securities held to maturity	99	90
Amortization of loan servicing assets	965	930
Originations and purchases of mortgage loans for sale	(127,227)	(125,295)
Proceeds from sales of mortgage loans for sale	131,325	126,220
Mortgage banking derivatives	624	(97)
Loan servicing assets	(859)	(826)
Accrued interest receivable	(349)	(345)
Prepaid assets	(386)	(2)
Cash surrender value of life insurance	(105)	(106)
Miscellaneous other assets	(885)	(1,763)
Deferred income taxes	122	4
Accrued interest payable	(17)	(61)
Miscellaneous other liabilities	1,880	1,225
Net cash provided by operating activities	13,869	9,854
Cash flows from investing activities
Proceeds from sales of investment securities available for sale	31,119	—
Proceeds from sales of equity securities	863	—
Proceeds from maturities, calls and paydowns of securities available for sale	28,247	35,256
Proceeds from maturities, calls and paydowns of securities held to maturity	3,250	4,700
Purchase of investment securities available for sale	(93,410)	(50,392)
Purchase of investments in other assets	(266)	(89)
Proceeds from sales of investments in other assets	—	161
Purchases of restricted stock	(46)	(70)
Net increase in loans	(13,124)	(11,309)
Purchase of premises and equipment	(3,782)	(729)
Proceeds from sale of premises and equipment	165	—
Proceeds from sale of OREO	—	189
Net cash used by investing activities	(46,984)	(22,283)
Cash flows from financing activities
Net increase in deposit accounts	37,055	73,817
Net increase (decrease) in federal funds purchased and other short-term borrowings	127	(1,371)
Proceeds from long-term borrowings	2,500	—
Repurchase of common stock, net	(4,183)	(844)
Dividends paid on preferred stock (noncontrolling interest)	(422)	(422)
Net cash provided by financing activities	35,077	71,180
Increase in cash and cash equivalents	1,962	58,751
Cash and cash equivalents, beginning of period	73,329	52,267
Cash and cash equivalents, end of period	$75,291	$111,018
Supplemental disclosures of cash flow information
Interest paid	$14,304	$14,118
Income taxes paid, net of refunds	2,767	2,707
Supplemental schedule of non-cash activities
Net change in fair value of securities available for sale, net of tax	$(12,389)	$6,286
Loans transferred to foreclosed real estate	—	106

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

The following table presents the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Beginning balance	$(17,131)	$(21,503)	$(16,555)	$(24,727)
Other comprehensive income (loss) before reclassifications, net of $3,322, ($900), $3,428, and ($1,847) tax effect, respectively	(11,835)	3,062	(12,265)	6,286
Amounts reclassified from accumulated other comprehensive income (loss), net of ($6), $0, $34, and $0 tax effect, respectively	22	—	(124)	—
Net current-period other comprehensive income (loss)	(11,813)	3,062	(12,389)	6,286
Ending balance	$(28,944)	$(18,441)	$(28,944)	$(18,441)

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

Note 4 – Per Share Data

On October 20, 2026, the Company's Board of Directors declared a 3% stock dividend payable November 23, 2026 to shareholders of record on November 5, 2026. All information in the accompanying consolidated financial statements regarding earnings per share and weighted average number of shares outstanding has been computed giving effect to this stock dividend. The weighted average number of shares outstanding and earnings per share for the 2025 periods have also been adjusted for the 3% stock dividend declared on October 28, 2025.

Basic and diluted net income per common share is computed based on the weighted average number of shares outstanding during each period after retroactively adjusting for stock dividends. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. The Company had no stock options outstanding at September 30, 2026 or December 31, 2025.

Basic and diluted net income per common share have been computed based upon net income available to common shareholders as presented in the accompanying consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding.

Note 5 – Investment and Equity Securities

Carrying amounts and fair values of securities available for sale and held to maturity are summarized below:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$27,590	$—	$2,148	$25,442
U.S. government agencies	49,395	109	1,040	48,464
GSE - Mortgage-backed securities and CMOs	199,377	134	13,825	185,686
Asset-backed securities	17,455	263	14	17,704
State and political subdivisions	116,566	—	20,817	95,749
Corporate bonds	2,000	—	45	1,955
Total securities available for sale	$412,383	$506	$37,889	$375,000

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,593	$—	$2,156	$9,437	$—	$11,593
Corporate bonds	7,050	—	394	6,656	30	7,020
Total securities held to maturity	$18,643	$—	$2,550	$16,093	$30	$18,613

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale:
U.S. Treasury	$25,753	$—	$1,756	$23,997
U.S. government agencies	45,862	95	729	45,228
GSE - Mortgage-backed securities and CMOs	182,088	839	8,173	174,754
Asset-backed securities	20,726	271	32	20,965
State and political subdivisions	100,843	221	12,178	88,886
Corporate bonds	4,000	—	90	3,910
Total securities available for sale	$379,272	$1,426	$22,958	$357,740

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
	(dollars in thousands)
Securities held to maturity:
State and political subdivisions	$11,692	$—	$1,133	$10,559	$—	$11,692
Corporate bonds	10,300	—	651	9,649	45	10,255
Total securities held to maturity	$21,992	$—	$1,784	$20,208	$45	$21,947

The Company owned Federal Reserve Bank (“FRB”) stock reported at cost of $959,000 at September 30, 2026 and December 31, 2025. The Company owned Federal Home Loan Bank (“FHLB”) stock reported at cost of $866,000 and $819,000 at September 30, 2026 and December 31, 2025, respectively. The investments in FRB stock and FHLB stock are required investments related to the Company’s membership in, and borrowings with, these banks and are classified as restricted stock in the consolidated balance sheets. These investments are carried at cost since there is no ready market and redemption has historically been made at par value. The Company estimated that the fair value approximated cost and that these investments were not impaired at September 30, 2026.

There is no allowance for credit losses on available-for-sale securities. The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the nine months ended September 30, 2026.

	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Balance, December 31, 2025	$—	$45	$45
Recovery of credit losses	—	(15)	(15)
Charge-offs of securities	—	—	—
Recoveries	—	—	—
Balance, September 30, 2026	$—	$30	$30

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

The following table summarizes the credit ratings of debt securities held to maturity, presented at amortized cost, by major security type at September 30, 2026.

September 30, 2026	State and political subdivisions	Corporate bonds	Total
	(dollars in thousands)
Aaa	$—	$—	$—
Aa1/Aa2/Aa3	10,996	—	10,996
A1/A2	—	—	—
BBB	—	—	—
Not rated	597	7,050	7,647
Total	$11,593	$7,050	$18,643

At September 30, 2026, the Company had no securities held to maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held to maturity classified as nonaccrual for the nine months ended September 30, 2026.

Results from sales of securities available for sale during the three and nine-month periods ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Gross proceeds from sales	$1,302	$—	$31,119	$—

Realized gains from sales	$—	$—	$289	$—
Realized losses from sales	28	—	131	—
Net realized gains (losses)	$(28)	$—	$158	$—

At September 30, 2026 and December 31, 2025, securities available for sale with a carrying amount of $183.0 million and $167.4 million, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The following tables show the gross unrealized losses and estimated fair value of available-for-sale securities, for which an allowance has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025.

	Less than 12 Months			12 Months or More			Total
September 30, 2026	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale:
U.S. Treasury	1	$1,999	$15	5	$23,443	$2,133	$25,442	$2,148
U.S. government agencies	8	13,483	367	28	19,826	673	33,309	1,040
GSE-Mortgage-backed securities and CMOs	46	93,493	4,095	53	75,385	9,730	168,878	13,825
Asset-backed securities	3	3,342	10	1	520	4	3,862	14
State and political subdivisions	23	31,897	2,963	56	63,852	17,854	95,749	20,817
Corporate bonds	—	—	—	1	1,955	45	1,955	45
Total securities available for sale	81	$144,214	$7,450	144	$184,981	$30,439	$329,195	$37,889

	Less than 12 Months			12 Months or More			Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(dollars in thousands)
Securities available for sale
U.S. Treasury	—	$—	$—	5	$23,997	$1,756	$23,997	$1,756
U.S. government agencies	11	13,378	56	28	18,932	673	32,310	729
GSE-Mortgage-backed securities and CMOs	11	23,048	177	61	94,444	7,996	117,492	8,173
Asset-backed securities	1	466	2	4	4,316	30	4,782	32
State and political subdivisions	4	5,376	113	57	72,704	12,065	78,080	12,178
Corporate bonds	—	—	—	2	3,910	90	3,910	90
Total securities available for sale	27	$42,268	$348	157	$218,303	$22,610	$260,571	$22,958

Declines in the fair value of the available-for-sale investment portfolio are believed by management to be temporary in nature. When evaluating an investment for credit loss, management considers, among other things, the length of time and extent to which the fair value has been in a loss position; the financial condition of the issuer through the review of credit ratings and, if necessary, corporate financial statements; adverse conditions specifically related to the security such as past due principal or interest; underlying assets that collateralize the debt security; other economic conditions and demographics; and the intent and ability of the Company to hold the investment until the loss position is recovered. Any unrealized losses were largely due to increases in market interest rates over the yields available at the time of purchase. The fair value is expected to recover as the bonds approach their maturity date or market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. At September 30, 2026, the Company did not intend to sell, and believed it was not likely to be required to sell, the available-for-sale securities that were in a loss position prior to full recovery.

The following tables show contractual maturities of the investment portfolio as of September 30, 2026:

	September 30, 2026
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities available for sale:
Due within twelve months	—	—	—
Due after one but within five years	59,609	55,444	1.80%
Due after five but within ten years	75,093	67,117	2.93%
Due after ten years	277,681	252,439	3.93%
	$412,383	$375,000	3.44%

	September 30, 2026
	Amortized Cost	Estimated Fair Value	Book Yield
	(dollars in thousands)
Securities held to maturity:
Due after one but within five years	4,800	4,602	7.01%
Due after five but within ten years	4,817	4,433	3.15%
Due after ten years	9,026	7,058	3.39%
	$18,643	$16,093	4.26%

During the second quarter of 2026, the Company participated in Visa Inc.’s exchange offer for holders of Visa Class B-1 common stock. The Company exchanged 2,202 shares of Visa Class B-1 common stock for 550 shares of Visa Class B-3 common stock and 633 shares of Visa Class C common stock. In connection with the exchange, the Company received cash in lieu of fractional shares totaling less than $1,000.

The exchanged Visa Class B-1 common stock had no carrying value. The Visa Class B-3 common stock received in the exchange represents a continuation of the Company’s restricted ownership interest and, therefore, no carrying value was assigned to the Class B-3 shares received. Accordingly, the Company recognized a gain of $827,000, which includes the fair value of the Visa Class C common stock received of approximately $826,000 and cash received in lieu of fractional shares. The gain is reflected in realized/unrealized gain (loss) on equity securities in the consolidated statements of income. By September 30, 2026, the Company had converted and sold all 633 shares of Visa Class C common stock received in the exchange.

The portion of unrealized gains and losses for the three and nine months ended September 30, 2026 and 2025 related to equity securities still held at the reporting date is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Gross proceeds from sales	$593	$—	$863	$—

Net gains (losses) recognized during the period on equity securities	$(16)	$7	$2	$(2)
Less: Net gains (losses) recognized from equity securities sold during the period	42	—	36	—
Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(58)	$7	$(34)	$(2)

Note 6 – Loans Held for Investment

The composition of net loans held for investment by class as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Commercial
Commercial	$113,730	$110,088
Real estate - commercial	253,825	255,850
Other real estate construction loans	70,489	57,247
Other loans	5,244	4,683
Noncommercial
Real estate 1-4 family construction	18,440	19,453
Real estate - residential	150,677	158,556
Home equity	80,422	73,262
Consumer loans	9,085	9,611
	701,912	688,750
Less:
Allowance for credit losses	(5,763)	(6,420)
Deferred loan costs, net	838	812
Loans held for investment, net	$696,987	$683,142

Note 7 – Allowance for Credit Losses on Loans

The following tables summarize the activity related to the allowance for credit losses on loans for the three and nine months ended September 30, 2026 and 2025.

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2026	$1,318	$2,367	$479	$19	$69	$938	$680	$116	$5,986
Provision for (recovery of) credit losses	(93)	12	(4)	—	(14)	(90)	(34)	(11)	(234)
Charge-offs	—	—	—	—	—	—	—	(17)	(17)
Recoveries	11	—	—	—	—	1	4	12	28
Net (charge-offs) recoveries	11	—	—	—	—	1	4	(5)	11
Balance, September 30, 2026	$1,236	$2,379	$475	$19	$55	$849	$650	$100	$5,763

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, June 30, 2025	$1,333	$2,361	$409	$15	$99	$1,264	$651	$99	$6,231
Provision for (recovery of) credit losses	65	(24)	17	1	(11)	2	128	14	192
Charge-offs	(10)	—	—	—	—	—	(89)	(37)	(136)
Recoveries	43	—	—	—	—	1	2	23	69
Net (charge-offs) recoveries	33	—	—	—	—	1	(87)	(14)	(67)
Balance, September 30, 2025	$1,431	$2,337	$426	$16	$88	$1,267	$692	$99	$6,356

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2025	$1,479	$2,420	$487	$15	$83	$1,155	$687	$94	$6,420
Provision for (recovery of) credit losses	(334)	(41)	(12)	4	(28)	(307)	(48)	45	(721)
Charge-offs	(20)	—	—	—	—	(1)	—	(92)	(113)
Recoveries	111	—	—	—	—	2	11	53	177
Net (charge-offs) recoveries	91	—	—	—	—	1	11	(39)	64
Balance, September 30, 2026	$1,236	$2,379	$475	$19	$55	$849	$650	$100	$5,763

	Commercial Loans				Noncommercial Loans
	Commercial	Real estate commercial	Other real estate construction	Other loans	Real estate 1-4 family construction	Real estate residential	Home equity	Consumer	Total
	(dollars in thousands)
Balance, December 31, 2024	$1,528	$2,266	$412	$18	$56	$781	$588	$175	$5,824
Provision for (recovery of) credit losses	(65)	71	14	(2)	32	484	190	(2)	722
Charge-offs	(123)	—	—	—	—	—	(89)	(115)	(327)
Recoveries	91	—	—	—	—	2	3	41	137
Net (charge-offs) recoveries	(32)	—	—	—	—	2	(86)	(74)	(190)
Balance, September 30, 2025	$1,431	$2,337	$426	$16	$88	$1,267	$692	$99	$6,356

Past due loan information is used by management when assessing the adequacy of the allowance for credit losses. The following tables summarize the past due information of the loan portfolio by class as of the dates indicated:

September 30, 2026	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$14	$—	$14	$113,716	$113,730	$—
Real estate - commercial	517	—	517	253,389	253,906	—
Other real estate construction	96	—	96	70,393	70,489	—
Real estate 1-4 family construction	—	—	—	18,440	18,440	—
Real estate - residential	654	475	1,129	150,305	151,434	—
Home equity	43	253	296	80,126	80,422	—
Consumer loans	10	11	21	9,064	9,085	—
Other loans	—	—	—	5,244	5,244	—
Total	$1,334	$739	$2,073	$700,677	$702,750	$—

December 31, 2025	Loans 30-89 Days Past Due	Nonaccrual Loans	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Commercial	$22	$—	$22	$110,066	$110,088	$—
Real estate - commercial	—	—	—	255,944	255,944	—
Other real estate construction	—	—	—	57,247	57,247	—
Real estate 1-4 family construction	—	—	—	19,453	19,453	—
Real estate - residential	561	179	740	158,534	159,274	—
Home equity	104	199	303	72,959	73,262	—
Consumer loan	13	—	13	9,598	9,611	—
Other loans	—	—	—	4,683	4,683	—
Total	$700	$378	$1,078	$688,484	$689,562	$—

The carrying value of foreclosed properties held as other real estate was $0 at September 30, 2026 and December 31, 2025. The Company had $147,000 of residential real estate in process of foreclosure at September 30, 2026 and no residential real estate in process of foreclosure at December 31, 2025.

Once a loan becomes 90 days past due, the loan is automatically transferred to a nonaccrual status. The exception to this policy is credit card loans that remain in accruing status 90 days or more until they are paid current or charged off. The composition of nonaccrual loans by class as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026			Nine Months Ended
	Nonaccrual Loans	Nonaccrual Loans	Total Nonaccrual	September 30, 2026
	with No Allowance	with an Allowance	Loans	Interest Income
	(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	30	445	475	33
Home equity	15	238	253	12
Consumer loans	—	11	11	2
Other loans	—	—	—	—
	$45	$694	$739	$47

	December 31, 2025			Nine Months Ended
	Nonaccrual Loans	Nonaccrual Loans	Total Nonaccrual	September 30, 2025
	with No Allowance	with an Allowance	Loans	Interest Income
(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	—	—	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	—	—	—	—
Real estate - residential	—	179	179	12
Home equity	—	199	199	6
Consumer loans	—	—	—	—
Other loans	—	—	—	—
	$—	$378	$378	$18

Loans that are in nonaccrual status or 90 days or more past due and still accruing are considered to be nonperforming. At both September 30, 2026 and December 31, 2025, there were no loans 90 days or more past due and still accruing. The following tables show the breakdown between performing and nonperforming loans by class at September 30, 2026 and December 31, 2025:

September 30, 2026	Performing	Nonperforming	Total
	(dollars in thousands)
Commercial	$113,730	$—	$113,730
Real estate - commercial	253,906	—	253,906
Other real estate construction	70,489	—	70,489
Real estate 1-4 family construction	18,440	—	18,440
Real estate - residential	150,959	475	151,434
Home equity	80,169	253	80,422
Consumer loans	9,074	11	9,085
Other loans	5,244	—	5,244
Total	$702,011	$739	$702,750

December 31, 2025	Performing	Nonperforming	Total
	(dollars in thousands)
Commercial	$110,088	$—	$110,088
Real estate - commercial	255,944	—	255,944
Other real estate construction	57,247	—	57,247
Real estate 1-4 family construction	19,453	—	19,453
Real estate - residential	159,095	179	159,274
Home equity	73,063	199	73,262
Consumer loans	9,611	—	9,611
Other loans	4,683	—	4,683
Total	$689,184	$378	$689,562

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

The following table details the amortized cost of individually assessed collateral dependent loans and any related allowance at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Amortized Cost	Allowance for Credit Losses
	(dollars in thousands)
Commercial	$—	$—	$—	$—
Real estate - commercial	516	189	—	—
Other real estate construction	—	—	—	—
Real estate 1-4 family construction	16	—	—	—
Real estate - residential	29	—	—	—
Home equity	—	—	—	—
Consumer loans	—	—	—	—
Other loans	—	—	—	—
Total	$561	$189	$—	$—

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2026:

September 30, 2026	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$16,751	$35,301	$16,329	$8,325	$8,431	$11,418	$16,325	$112,880
Watch	166	—	—	—	—	615	69	850
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	16,917	35,301	16,329	8,325	8,431	12,033	16,394	113,730

Real estate - commercial
Pass	30,663	28,271	34,289	37,695	37,575	80,198	2,436	251,127
Watch	—	—	—	—	—	131	89	220
Special Mention	—	—	—	2,231	—	18	—	2,249
Substandard	—	—	—	—	—	310	—	310
Total real estate - commercial	30,663	28,271	34,289	39,926	37,575	80,657	2,525	253,906

Other real estate construction
Pass	31,432	15,287	8,664	2,070	1,912	5,779	1,210	66,354
Watch	—	4,135	—	—	—	—	—	4,135
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	31,432	19,422	8,664	2,070	1,912	5,779	1,210	70,489

Real estate 1-4 family construction
Pass	9,406	6,404	2,630	—	—	—	—	18,440
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	9,406	6,404	2,630	—	—	—	—	18,440

Real estate - residential
Pass	17,490	22,392	19,603	26,047	25,266	36,392	2,397	149,587
Watch	260	—	—	—	—	668	—	928
Special Mention	—	—	—	96	—	132	—	228
Substandard	—	—	—	—	170	521	—	691
Total real estate - residential	17,750	22,392	19,603	26,143	25,436	37,713	2,397	151,434

Home equity
Pass	153	52	67	579	340	2,170	76,664	80,025
Watch	—	—	—	—	13	55	—	68
Special Mention	—	—	—	75	—	—	—	75
Substandard	—	—	—	48	96	110	—	254
Total home equity	153	52	67	702	449	2,335	76,664	80,422

Consumer loans
Pass	2,442	1,347	1,020	459	298	278	3,230	9,074
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	11	—	—	—	—	—	11
Total consumer loans	2,442	1,358	1,020	459	298	278	3,230	9,085

Other loans
Pass	754	53	553	—	1,589	2,295	—	5,244
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	754	53	553	—	1,589	2,295	—	5,244

Total Pass	109,091	109,107	83,155	75,175	75,411	138,530	102,262	692,731
Total Watch	426	4,135	—	—	13	1,469	158	6,201
Total Special Mention	—	—	—	2,402	—	150	—	2,552
Total Substandard	—	11	—	48	266	941	—	1,266
Total loans	$109,517	$113,253	$83,155	$77,625	$75,690	$141,090	$102,420	$702,750

During the nine months ended September 30, 2026, sixty-two loans totaling $715,000 were converted from revolving to term loans.

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

December 31, 2025	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Pass	$41,614	$18,998	$10,134	$9,822	$4,665	$9,300	$14,673	$109,206
Watch	40	—	3	—	640	39	160	882
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total commercial	41,654	18,998	10,137	9,822	5,305	9,339	14,833	110,088

Real estate - commercial
Pass	33,690	44,721	38,979	43,708	35,143	52,174	2,666	251,081
Watch	—	—	—	—	—	148	85	233
Special Mention	—	—	4,267	—	—	24	—	4,291
Substandard	—	—	—	—	—	339	—	339
Total real estate - commercial	33,690	44,721	43,246	43,708	35,143	52,685	2,751	255,944

Other real estate construction
Pass	20,951	14,474	8,480	3,754	1,778	4,633	1,330	55,400
Watch	1,847	—	—	—	—	—	—	1,847
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other real estate construction	22,798	14,474	8,480	3,754	1,778	4,633	1,330	57,247

Real estate 1-4 family construction
Pass	12,819	6,634	—	—	—	—	—	19,453
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total real estate 1-4 family construction	12,819	6,634	—	—	—	—	—	19,453

Real estate - residential
Pass	30,041	24,409	31,429	29,022	19,789	20,706	2,268	157,664
Watch	322	—	—	—	200	446	—	968
Special Mention	—	—	99	—	117	22	—	238
Substandard	—	—	—	—	—	404	—	404
Total real estate - residential	30,363	24,409	31,528	29,022	20,106	21,578	2,268	159,274

Home equity
Pass	52	43	610	332	254	2,100	69,507	72,898
Watch	—	—	—	15	—	75	—	90
Special Mention	—	—	75	—	—	—	—	75
Substandard	—	—	—	96	103	—	—	199
Total home equity	52	43	685	443	357	2,175	69,507	73,262

Consumer loans
Pass	3,014	1,800	865	456	62	278	3,086	9,561
Watch	—	50	—	—	—	—	—	50
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer loans	3,014	1,850	865	456	62	278	3,086	9,611

Other loans
Pass	66	567	—	1,597	1,071	1,382	—	4,683
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other loans	66	567	—	1,597	1,071	1,382	—	4,683

Total Pass	142,247	111,646	90,497	88,691	62,762	90,573	93,530	679,946
Total Watch	2,209	50	3	15	840	708	245	4,070
Total Special Mention	—	—	4,441	—	117	46	—	4,604
Total Substandard	—	—	—	96	103	743	—	942
Total loans	$144,456	$111,696	$94,941	$88,802	$63,822	$92,070	$93,775	$689,562

During the year ended December 31, 2025, ninety-nine loans totaling $10.4 million were converted from revolving to term loans.

The following tables present gross charge-offs by origination date as of September 30, 2026 and December 31, 2025:

September 30, 2026	Gross Loan Charge-offs by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$9	$—	$—	$—	$—	$11	$20
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	1	—	—	1
Home equity	—	—	—	—	—	—	—	—
Consumer loans	—	20	54	6	—	3	9	92
Total charge-offs	$—	$29	$54	$6	$1	$3	$20	$113

December 31, 2025	Gross Loan Charge-offs by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(dollars in thousands)
Commercial
Commercial	$—	$9	$—	$16	$88	$—	$10	$123
Real estate - commercial	—	—	—	—	—	—	—	—
Other real estate construction	—	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—	—
Noncommercial
Real estate 1-4 family construction	—	—	—	—	—	—	—	—
Real estate - residential	—	—	—	—	—	—	—	—
Home equity	—		—	—	—	89	—	89
Consumer loans	—	33	7	2	—	2	86	130
Total charge-offs	$—	$42	$7	$18	$88	$91	$96	$342

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

There were no loans modified for borrowers experiencing financial difficulty during the nine months ended September 30, 2026 or during the twelve months ended December 31, 2025. As such, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2026 or during the twelve months ended December 31, 2025 that subsequently defaulted. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

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

As of September 30, 2026, the Company had two active operating leases, both of which are branch locations. During the third quarter of 2026, one lease expired upon completion of its contractual term, and a second lease was terminated in connection with the Company’s relocation to its new branch location in Mount Pleasant, North Carolina. Certain lease arrangements contain extension options which range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2026, operating lease ROU assets were $388,000 and the operating lease liability was $414,000, compared to operating lease ROU assets of $713,000 and an operating lease liability of $768,000 at December 31, 2025. Lease costs associated with all leases were $106,000 and $317,000 for the three and nine months ended September 30, 2026, respectively.

The table below summarizes other information related to our operating leases for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands except percent and period data)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$348	$340
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term - operating leases, in years	1.9	2.4
Weighted-average discount rate - operating leases	3.06%	2.74%

The table below summarizes the maturity of remaining lease liabilities at September 30, 2026:

September 30, 2026
(dollars in thousands)
2026	$61
2027	248
2028	97
2029	20
2030	-
Thereafter	-
Total lease payments	426
Less: Interest	(12)
Present value of lease liabilities	$414

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

At September 30, 2026 and December 31, 2025, outstanding financial instruments whose contract amounts represent credit risk were approximately:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Commitments to extend credit	$207,697	$195,681
Credit card commitments	26,774	26,453
Standby letters of credit	6,386	8,020
Total commitments	$240,857	$230,154

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancelable. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $123,000 and $160,000 at September 30, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2026.

Total Allowance for Credit Losses - Unfunded Loan Commitments
(dollars in thousands)
Balance, December 31, 2025	$160
Recovery of credit losses	(37)
Balance, September 30, 2026	$123

In connection with the exchange of the Company’s Visa Class B-1 common stock for Visa Class B-3 and Class C common stock, the Company entered into a make-whole agreement with Visa. The agreement may require the Company to fund a portion of future litigation escrow obligations associated with the exchanged shares under specified circumstances. Management has evaluated the arrangement and determined that any potential loss contingency is not presently estimable; therefore, no liability has been recorded as of September 30, 2026.

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

The following tables provide fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$25,442	$25,442	$—	$—
U.S. government agencies	48,464	—	48,464	—
GSE - Mortgage-backed securities and CMOs	185,686	—	185,686	—
Asset-backed securities	17,704	—	17,704	—
State and political subdivisions	95,749	—	95,749	—
Corporate bonds	1,955	—	1,955	—
Equity securities	269	269	—	—
Mortgage banking derivatives	531	—	531	—
Total assets at fair value on a recurring basis	$375,800	$25,711	$350,089	$—
Mortgage banking derivatives	$330	$—	$125	$205
Total liabilities at fair value on a recurring basis	$330	$—	$125	$205

	December 31, 2025
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$23,997	$23,997	$—	$—
U.S. government agencies	45,228	—	45,228	—
GSE - Mortgage-backed securities and CMOs	174,754	—	174,754	—
Asset-backed securities	20,965	—	20,965	—
State and political subdivisions	88,886	—	88,886	—
Corporate bonds	3,910	—	3,910	—
Equity securities	303	303	—	—
Mortgage banking derivatives	883	—	38	845
Total assets at fair value on a recurring basis	$358,926	$24,300	$333,781	$845
Mortgage banking derivatives	$58	$—	$58	$—
Total liabilities at fair value on a recurring basis	$58	$—	$58	$—

The following table provides a rollforward for recurring Level 3 fair value measurements:

September 30, 2026
Mortgage banking derivatives: Interest rate lock commitments
(dollars in thousands)
Balance at December 31, 2025	$845
Change in fair value:
Included in income from mortgage banking	(1,050)
Change in observability of significant inputs:
Included in income from mortgage banking	—
Balance at September 30, 2026	$(205)

The fair value of mortgage IRLCs at September 30, 2026 was calculated based on a notional amount of $25.5 million. Significant unobservable inputs are used to determine the fair value of these derivatives. At September 30, 2026, such inputs included anticipated margins to be earned based on market movement from the original lock date and a weighted average projected pull-through rate of 89.7% determined by loan product, loan stage, and loan purpose. The fair value of mortgage IRLCs at December 31, 2025 was calculated based on a notional amount of $25.3 million. Significant unobservable inputs were the same as those used for the nine months ended September 30, 2026 and assumed a weighted average projected pull-through rate of 88.5% at December 31, 2025. Changes in interest rates and other assumptions could significantly change these estimated values.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets, such as other real estate owned and individually evaluated loans deemed to be collateral dependent, that are measured at the lower of cost or market value that were recognized at fair value less cost to sell at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2026. There were no assets for which a nonrecurring fair value adjustment was required as of December 31, 2025.

	September 30, 2026
	(dollars in thousands)
	Total	Level 1	Level 2	Level 3

Individually evaluated loans	$373	$—	$—	$373
Total assets at fair value on a nonrecurring basis	$373	$—	$—	$373

The following table provides quantitative information about Level 3 fair value measurements:

September 30, 2026	Valuation Technique	Unobservable Input	General Range
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals	Collateral discounts and estimated costs to sell	5 - 20%

Note 11 – Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The fair value estimates presented at September 30, 2026 and December 31, 2025, are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price an asset could be sold at or the price at which a liability could be settled. However, given there is no active market or observable market transactions for many of the Company’s financial instruments, the Company has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The estimated fair values disclosed in the following table do not represent market values of all assets and liabilities of the Company and should not be interpreted to represent the underlying value of the Company.

The following tables reflect a comparison of carrying amounts and the estimated fair value of the financial instruments as of September 30, 2026 and December 31, 2025:

September 30, 2026	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$75,291	$75,291	$75,291	$—	$—
Securities available for sale	375,000	375,000	25,442	349,558	—
Securities held to maturity, net	18,613	16,093	—	9,436	6,657
Equity securities	269	269	269	—	—
Loans held for investment, net	696,987	664,089	—	—	664,089
Loans held for sale	6,588	6,588	—	6,588	—
Loan servicing assets	3,596	7,517	—	7,517	—
Mortgage banking derivatives	531	531	—	531	—
Accrued interest receivable	4,777	4,777	—	—	4,777

FINANCIAL LIABILITIES
Deposits	$1,117,836	1,116,694	—	1,116,694	—
Short-term borrowings	152	152	—	152	—
Long-term borrowings	31,606	27,653	—	—	27,653
Mortgage banking derivatives	330	330	—	125	205
Accrued interest payable	436	436	—	—	436

December 31, 2025	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$73,329	$73,329	$73,329	$—	$—
Securities available for sale	357,740	357,740	23,997	333,743	—
Securities held to maturity, net	21,947	20,208	—	10,559	9,649
Equity securities	303	303	303	—	—
Loans held for investment, net	683,142	666,337	—	—	666,337
Loans held for sale	9,019	9,019	—	9,019	—
Loan servicing assets	3,702	7,413	—	7,413	—
Mortgage banking derivatives	883	883	—	38	845
Accrued interest receivable	4,428	4,428	—	—	4,428

FINANCIAL LIABILITIES
Deposits	$1,080,781	$1,080,610	$—	$1,080,610	$—
Short-term borrowings	25	25	—	25	—
Long-term borrowings	29,048	27,369	—	—	27,369
Mortgage banking derivatives	58	58	—	58	—
Accrued interest payable	453	453	—	—	453

At September 30, 2026, the Company’s subsidiary bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed; therefore, the fair value is the fee the Bank is expected to receive. This amount is deemed immaterial by management. See Note 9 ("Commitments and Contingencies") to the Company’s Notes to Consolidated Financial Statements for more information regarding commitments and contingent liabilities.

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

The following table reflects the notional amount and fair value of mortgage banking derivatives included in the balance sheet at fair value as of September 30, 2026 and December 31, 2025.

	Notional Amount	Fair Value
	(dollars in thousands)
Balance at September 30, 2026
Included in mortgage banking derivative assets:
To-be-announced mortgage-backed securities trades	$23,000	$531
Included in mortgage banking derivative liabilities:
Interest rate lock commitments	25,466	205
Forward sales commitments	6,065	125

Balance at December 31, 2025
Included in mortgage banking derivative assets:
Interest rate lock commitments	$25,267	$845
Forward sales commitments	3,452	38
Included in mortgage banking derivative liabilities:
To-be-announced mortgage-backed securities trades	22,250	58

Note 13 – Recent Accounting Pronouncements and Other Changes

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” requiring public business entities to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied prospectively. The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

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

	Banking, Mortgage and Wealth Management	Other	Consolidated
	(dollars in thousands)
For the Three Months Ended September 30, 2026
Interest income	$15,042	$5	$15,047
Interest expense	4,462	372	4,834
Net interest income	10,580	(367)	10,213
Noninterest income	3,013	48	3,061
Noninterest expense	9,729	184	9,913
Pre-tax, pre-provision income	3,864	(503)	3,361
Provision for (recovery of) credit losses	(287)	—	(287)
Provision for income taxes	893	(105)	788
Net income (loss)	$3,258	$(398)	$2,860

For the Nine Months Ended September 30, 2026
Interest income	$44,494	$15	$44,509
Interest expense	13,307	1,039	14,346
Net interest income	31,187	(1,024)	30,163
Noninterest income	9,865	200	10,065
Noninterest expense	27,821	450	28,271
Pre-tax, pre-provision income	13,231	(1,274)	11,957
Provision for (recovery of) credit losses	(773)	—	(773)
Provision for income taxes	3,006	(264)	2,742
Net income (loss)	$10,998	$(1,010)	$9,988

Total assets as of September 30, 2026	$1,227,438	$3,739	$1,231,177

For the Three Months Ended September 30, 2025
Interest income	$14,695	$5	$14,700
Interest expense	4,481	331	4,812
Net interest income	10,214	(326)	9,888
Noninterest income	2,847	59	2,906
Noninterest expense	8,722	139	8,861
Pre-tax, pre-provision income	4,339	(406)	3,933
Provision for (recovery of) credit losses	176	—	176
Provision for income taxes	951	(84)	867
Net income (loss)	$3,212	$(322)	$2,890

For the Nine Months Ended September 30, 2025
Interest income	$42,823	$15	$42,838
Interest expense	13,106	1,009	14,115
Net interest income	29,717	(994)	28,723
Noninterest income	8,240	131	8,371
Noninterest expense	25,353	416	25,769
Pre-tax, pre-provision income	12,604	(1,279)	11,325
Provision for (recovery of) credit losses	711	—	711
Provision for income taxes	2,607	(260)	2,347
Net income (loss)	$9,286	$(1,019)	$8,267

Total assets as of December 31, 2025	$1,192,527	$3,818	$1,196,345

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025.

During the nine months ended September 30, 2026, the Company’s total assets increased by $34.8 million, from $1.20 billion to $1.23 billion. Cash and cash equivalents increased by $2.0 million during the nine months ended September 30, 2026, from $73.3 million to $75.3 million.

Investment securities consist of securities available for sale and securities held to maturity. For the nine-month period ended September 30, 2026, investment securities increased by $13.9 million from $379.7 million at December 31, 2025 to $393.6 million at September 30, 2026. At September 30, 2026, the Company had net unrealized losses on securities available for sale of $37.4 million, compared to net unrealized losses of $21.5 million at December 31, 2025, a deterioration of $15.9 million. The allowance for credit losses on securities held to maturity was $30,000 at September 30, 2026 and $45,000 at December 31, 2025. The amortized cost basis of securities held to maturity totaled $18.6 million and $22.0 million at September 30, 2026 and December 31, 2025, respectively.

Equity securities decreased by $34,000 at September 30, 2026, compared to December 31, 2025, as a result of the decline in value in the equity market. During the nine-month period ended September 30, 2026, the Company participated in Visa Inc.’s exchange offer described in Note 5 of the Notes to Consolidated Financial Statements (Unaudited) included in Item 1 of this Report. The Company received Visa Class C common stock with a fair value of approximately $826,000 and subsequently converted and sold all 633 shares. The Company also received 550 shares of Visa Class B-3 common stock in the exchange; however, no carrying value was assigned to the Class B-3 shares, and therefore they are not included in the Company’s equity securities balance at September 30, 2026.

Loans held for sale decreased by $2.4 million from December 31, 2025 to $6.6 million at September 30, 2026. Loans held for investment increased from $689.6 million at December 31, 2025 to $702.8 million at September 30, 2026, an increase of $13.2 million. The allowance for credit losses on loans was $5.8 million at September 30, 2026, which represented 0.82% of total loans held for investment, compared to $6.4 million, or 0.93% of total loans held for investment, at December 31, 2025. Additional discussion regarding the allowance is included in the Asset Quality section below.

Other changes in the Company’s consolidated assets are primarily related to deferred tax assets, which increased by $3.3 million from $6.8 million at December 31, 2025 to $10.2 million at September 30, 2026, as a result of the deterioration in fair value of the available-for-sale securities portfolio. Premises and equipment increased by $2.6 million from $14.7 million at December 31, 2025 to $17.4 million at September 30, 2026 related to construction expenses for a new branch building in Mount Pleasant, North Carolina. Annual Company contributions and favorable market performance increased supplemental executive retirement plans (“SERP”), included in Other Assets, by $1.1 million during the nine months ended September 30, 2026. Also included in Other Assets, the Company’s investment in a Small Business Investment Company (“SBIC”) increased by $233,000.

Customer deposits, our primary funding source, experienced growth of $37.1 million during the nine-month period ended September 30, 2026, increasing from $1.08 billion to $1.12 billion. The overall increase in deposits is attributable to organic deposit growth. Demand noninterest-bearing checking accounts increased by $34.0 million while interest checking and money market accounts increased by $12.9 million during the nine-month period ended September 30, 2026. Savings deposits increased by $3.0 million and time deposits decreased by $12.9 million during the same period.

Total short-term borrowings increased by $127,000 for the nine-month period ended September 30, 2026. At September 30, 2026, the Company had $31.6 million in long-term debt outstanding, $29.1 million of which consists of junior subordinated debt securities, net of unamortized debt issuance costs. During the third quarter of 2019, the Company issued $10.0 million in subordinated debt securities with a final maturity date of September 30, 2029 that became redeemable by the Company on September 30, 2024. This junior subordinated debt pays interest quarterly at an annual fixed rate of 5.25%. During the third quarter of 2021, the Company issued $12.0 million and $8.0 million of 10-year and 15-year fixed-to-floating rate subordinated debt securities, respectively. The 10-year subordinated notes mature on September 3, 2031 and became redeemable at the Company’s option on September 3, 2026. From and including September 3, 2026 to but excluding September 3, 2031, or up to any early redemption date, the interest rate on the 10-year subordinated notes resets quarterly to an annual rate equal to the then-current three-month secured overnight financing rate (“SOFR”), plus 283 basis points payable quarterly in arrears. At September 30, 2026, the interest rate on the 10-year subordinated notes was 6.67%. The 15-year subordinated notes mature on September 3, 2036, though they are redeemable at the Company’s option on or after September 3, 2031, and initially pay interest quarterly at an annual rate of 4.0%. From and including September 3, 2031 to but excluding September 3, 2036, or up to any early redemption date, the interest rate on the 15-year subordinated notes will reset quarterly to an annual rate equal to the then-current three-month SOFR plus 292 basis points payable quarterly in arrears. The subordinated debt has been structured to qualify as and is included in the calculation of the Company’s Tier 2 capital. Once the remaining term to maturity drops under five years, the Company must impose a twenty percent annual reduction of the amount of the proceeds from the sale of these securities that are eligible to be counted as Tier 2 capital. Of the subordinated debt that remains outstanding at September 30, 2026, $21.1 million qualifies as Tier 2 capital. The Company also maintains a $3.0 million line of credit, of which $2.5 million was outstanding at September 30, 2026.

Other changes in the Company’s liabilities are related to an increase of $1.8 million in other liabilities from December 31, 2025 to September 30, 2026 resulting primarily from accrual of reserves for payables due during the last quarter of 2026. As with SERP assets mentioned above, SERP liabilities increased $1.1 million during the same period.

At September 30, 2026, total shareholders’ equity was $68.6 million, a decrease of $7.0 million from December 31, 2025. Net income for the nine-month period ended September 30, 2026 was $10.0 million, which positively contributed to shareholders’ equity. During the nine months ended September 30, 2026, the Company repurchased 308,554 shares of common stock at a total cost of $4.2 million, and the Company paid $422,000 in dividends attributable to noncontrolling interest. See Note 3 (“Noncontrolling Interest”) to the Company’s Notes to Consolidated Financial Statements for additional discussion of the noncontrolling interest.

Results of Operations for the Three Months Ended September 30, 2026 and 2025.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $2.9 million for both three-month periods ended September 30, 2026 and 2025. Net income available to common shareholders was $2.7 million, or $0.37 per common share, for the three months ended September 30, 2026 and 2025. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the three months ended September 30, 2026 was $10.2 million, a $325,000 increase from the $9.9 million reported for the comparative period in 2025. During the third quarter of 2026, the average yield on our interest-earning assets decreased by 9 basis points to 5.10% from the same period in 2025, and the average rate we paid for our interest-bearing liabilities decreased 7 basis points to 2.25%. These changes resulted in an interest rate spread of 2.86% as of both September 30, 2026 and September 30, 2025. The Company’s net interest margin was 3.48% and 3.50% for the comparable periods in 2026 and 2025, respectively. The following table presents average balance sheet and a net interest income analysis for the three months ended September 30, 2026 and 2025, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2026	2025	2026	2025	2026	2025
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$316,326	$306,918	$2,971	$2,883	3.73%	3.73%
Non-taxable securities (1)	77,842	59,796	477	330	3.10%	2.81%
Short-term investments	90,081	78,139	730	682	3.22%	3.46%
Equity securities	476	325	5	5	4.17%	6.10%
Taxable loans	680,814	671,609	10,707	10,650	6.24%	6.29%
Non-taxable loans (1)	17,217	17,202	157	150	4.61%	4.44%
Total interest-earning assets	1,182,756	1,133,989	15,047	14,700	5.10%	5.19%
Interest-bearing liabilities:
Interest-bearing deposits	823,827	791,955	4,462	4,481	2.15%	2.24%
Short-term borrowed funds	126	73	1	1	3.15%	5.43%
Long-term debt	29,874	29,208	371	330	4.93%	4.48%
Total interest bearing liabilities	853,827	821,236	4,834	4,812	2.25%	2.32%
Net interest spread	$328,929	$312,753	$10,213	$9,888	2.86%	2.86%
Net interest margin (1) (% of earning assets)					3.48%	3.50%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The Company recorded a $287,000 recovery of credit losses for the three months ended September 30, 2026, compared to a provision of $176,000 for the same period in 2025. There were net loan recoveries of $11,000 for the three months ended September 30, 2026, as compared to net loan charge-offs of $67,000 during the same period of 2025. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $155,000 for the three months ended September 30, 2026, compared to the same period in 2025. Income associated with market adjustments on SERP accounts increased by $446,000 and growth in assets under management (“AUM”) within the wealth management division contributed a $120,000 increase in other service fees and commissions. These increases offset the decline in mortgage banking income resulting from higher mortgage interest rates, which reduced mortgage origination and refinancing activity during the third quarter of 2026. Future mortgage banking income could be adversely affected if mortgage origination and refinancing volumes remain constrained by the higher interest rate environment.

Interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point-of-sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. A comparison of gross interchange and card transaction fees, net of associated network costs for the reported periods is presented in the table below:

	Three Months Ended September 30,
	2026	2025
	(dollars in thousands)
Income from debit card transactions	$653	$636
Income from credit card transactions	191	169
Gross interchange and transaction fee income	844	805
Network costs - debit card	(374)	(342)
Network costs - credit card	(161)	(211)
Total	$309	$252

Noninterest Expense

Noninterest expense for the three months ended September 30, 2026 increased by $1.1 million compared to the same period in 2025. Salaries and benefits, the largest component of noninterest expense, increased by $259,000 due to higher compensation and benefit costs during the three months ended September 30, 2026. Expense associated with market adjustments on SERP accounts increased by $446,000 compared to the three months ended September 30, 2025. Marketing and donations expense increased by $129,000 during the same period, primarily due to higher charitable contributions and other community support efforts.

Total other noninterest expense increased by $107,000 for the three months ended September 30, 2026, compared to the same period in 2025. The table below reflects the composition of other noninterest expense for the referenced periods.

	Three Months Ended September 30,
	2026	2025
	(dollars in thousands)
Office supplies and printing	$36	$18
Franchise and other taxes	93	42
Employee education	29	34
Shareholder relations expense	58	53
Telephone and data lines	50	39
Postage	74	65
Director fees and expense	85	77
Dues and subscriptions	126	114
Armored transport service	41	35
Other	199	207
Total	$791	$684

Income Tax Expense

The Company recorded income tax expense of $788,000 for the three months ended September 30, 2026, reflecting an effective tax rate of 21.6%, compared to income tax expense of $867,000 and an effective tax rate of 23.1% for the same period in 2025. The lower effective tax rate in 2026 was primarily attributable to a catch-up adjustment recorded during the third quarter of 2025 to align year-to-date tax expense with the estimated annual effective tax rate. Income taxes computed at the statutory rate are primarily affected by state income taxes, partially offset by tax-exempt interest earned on state and municipal securities, interest income from tax-free municipal loans, and income earned on bank-owned life insurance.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025.

Net Income and Net Income Available to Common Shareholders

Uwharrie Capital Corp reported net income of $10.0 million for the nine months ended September 30, 2026, compared to $8.3 million for the nine months ended September 30, 2025. Net income available to common shareholders was $9.6 million, or $1.31 per common share, for the nine months ended September 30, 2026, compared to $7.8 million, or $1.05 per common share, for the nine months ended September 30, 2025. Net income available to common shareholders is net income less dividends on the aforementioned noncontrolling interest.

Net Interest Income

Net interest income for the nine months ended September 30, 2026 was $30.2 million, a $1.4 million increase from the $28.7 million reported for the comparative period in 2025. During the first nine months of 2026, the average yield on our interest-earning assets decreased by 10 basis points to 5.10% from the same period in 2025, and the average rate we paid for our interest-bearing liabilities decreased 10 basis points to 2.24%. These changes resulted in an interest rate spread of 2.86% as of both September 30, 2026 and September 30, 2025. The Company’s net interest margin was 3.47% and 3.50% for the comparable periods in 2026 and 2025, respectively. The following table presents average balance sheet and a net interest income analysis for the nine months ended September 30, 2026 and 2025, respectively:

	Average Balance		Income/Expenses		Rate/Yield
	2026	2025	2026	2025	2026	2025
	(dollars in thousands)
Interest-earning assets:
Taxable securities	$311,412	$306,157	$8,598	$8,536	3.69%	3.73%
Non-taxable securities (1)	76,653	58,681	1,387	949	3.08%	2.78%
Short-term investments	93,156	66,070	2,340	1,834	3.36%	3.71%
Equity securities	370	323	15	15	5.42%	6.21%
Taxable loans	681,226	664,845	31,722	31,135	6.23%	6.26%
Non-taxable loans (1)	16,827	15,184	447	369	4.53%	4.17%
Total interest-earning assets	1,179,644	1,111,260	44,509	42,838	5.10%	5.20%
Interest-bearing liabilities:
Interest-bearing deposits	825,246	776,661	13,307	13,106	2.16%	2.26%
Short-term borrowed funds	98	904	3	24	4.09%	3.55%
Long-term debt	29,603	29,189	1,036	985	4.68%	4.51%
Total interest-bearing liabilities	854,947	806,754	14,346	14,115	2.24%	2.34%
Net interest spread	$324,697	$304,506	$30,163	$28,723	2.86%	2.86%
Net interest margin (1) (% of earning assets)					3.47%	3.50%
(1)
Yields related to securities and loans exempt from income taxes are stated on a fully tax-equivalent basis, assuming a 21% effective tax rate.

Provision for (Recovery of) Credit Losses

The Company recorded a $773,000 recovery of credit losses for the nine months ended September 30, 2026, compared to a provision of $711,000 for the same period in 2025. There were net loan recoveries of $64,000 for the nine months ended September 30, 2026, as compared to net loan charge-offs of $190,000 during the same period of 2025. Refer to the Asset Quality section below for further information.

Noninterest Income

The Company places significant emphasis on diversification of revenue sources rather than relying solely upon interest income. Total noninterest income increased by $1.7 million for the nine-month period ended September 30, 2026, compared to the same period in 2025. The increase in noninterest income was primarily attributable to a gain of $827,000 recognized in connection with Visa Inc.’s exchange offer. During the second quarter of 2026, the Company exchanged its Visa Class B-1 common stock for Class B-3 common stock and Visa Class C common stock. Because the exchanged Class B-1 common stock had no carrying value, the Company recognized a gain equal to the fair value of the Class C common stock received, together with cash received in lieu of fractional shares. The Visa Class B-3 common stock received in the exchange represents a continuation of the Company’s restricted ownership interest and, accordingly, no carrying value was assigned to the Class B-3 shares received. By September 30, 2026, the Company had converted and sold all 633 shares of Visa Class C common stock received in the exchange. These Visa-related transactions were nonrecurring in nature and positively impacted noninterest income and net income during the current period. Growth in AUM within the wealth management division contributed a $313,000 increase in other service fees and commissions during the nine months ended September 30, 2026, compared to the same period in 2025. In addition, income associated with market adjustments on SERP accounts increased by $491,000, while gains on the sale of available-for-sale securities increased by $158,000.

Interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Interchange and card transaction fees consist of income from check card usage, point-of-sale income from PIN-based debit card transactions, ATM service fees, and credit card usage. A comparison of gross interchange and card transaction fees, net of associated network costs for the reported periods is presented in the table below:

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Income from debit card transactions	$1,912	$1,821
Income from credit card transactions	555	515
Gross interchange and transaction fee income	2,467	2,336
Network costs - debit card	(1,033)	(944)
Network costs - credit card	(542)	(583)
Total	$892	$809

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2026 increased by $2.5 million compared to the same period in 2025. Salaries and benefits, the largest component of noninterest expense, increased by $983,000 due to higher compensation and benefit costs during 2026. Marketing and donations expense increased by $472,000 during the first nine months of 2026 compared to the same period in 2025, primarily due to larger donations being made earlier in the year, with contribution levels being adjusted to remain consistent with expected year-end giving. Management anticipates overall giving for 2026 will remain consistent with the Company’s customary level of support. Additionally, expense associated with market adjustments on SERP accounts increased by $491,000 during the nine-month period ended September 30, 2026, compared to the same period in 2025.

Total other noninterest expense increased by $299,000 for the nine months ended September 30, 2026, compared to the same period in 2025. The table below reflects the composition of other noninterest expense for the referenced periods.

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Office supplies and printing	$90	$75
Franchise and other taxes	155	132
Employee education	108	95
Shareholder relations expense	163	145
Telephone and data lines	147	133
Postage	216	198
Director fees and expense	251	237
Dues and subscriptions	392	330
Armored transport service	120	106
Other	615	507
Total	$2,257	$1,958

Income Tax Expense

The Company recorded income tax expense of $2.7 million for the nine months ended September 30, 2026, reflecting an effective tax rate of 21.5%, compared to income tax expense of $2.3 million and an effective tax rate of 22.1% for the same period in 2025. The decrease in the effective tax rate resulted from normal period-to-period fluctuations in the composition of taxable and tax-advantaged income. Income taxes computed at the statutory rate are primarily affected by state income taxes, partially offset by tax-exempt interest earned on state and municipal securities, interest income from tax-free municipal loans, and income earned on bank-owned life insurance.

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

At September 30, 2026, the level of our individually evaluated loans was $4.0 million, and the allowance for credit losses related to individually evaluated loans was $713,000. The allowance, expressed as a percentage of gross loans held for investment, was 0.82% and 0.93% at September 30, 2026 and December 31, 2025, respectively. The ratio of nonaccrual loans to total loans increased from 0.05% at December 31, 2025 to 0.11% at September 30, 2026, and was related to the $362,000 increase in nonaccrual loans. Seven loans totaling $468,000 were converted to nonaccrual during the first nine months of 2026, offset by a $50,000 charge-off and paydowns of $56,000.

The Company did not hold any other real estate owned at September 30, 2026 and December 31, 2025.

As of September 30, 2026, management believed the level of the allowance for credit losses on loans was appropriate in light of the risk inherent in the loan portfolio. While management believes that it uses the best information available to establish the allowance for credit losses on loans, future adjustments may be necessary and results of operations could be adversely affected if circumstances differ from the assumptions used in making the determinations. Furthermore, while management believes it has established the allowance in conformity with GAAP, there can be no assurance that banking regulators, in reviewing the Company’s loan portfolio, will not require an adjustment to the allowance for credit losses on loans. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance is adequate or that increases will not be necessary, should the quality of any loans deteriorate because of the factors discussed herein. Any material increase in the allowance for credit losses on loans may adversely affect the Company’s financial condition, results of operations and the value of its securities.

The following table shows the comparison of nonperforming assets at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days or more	$—	$—
Nonaccrual loans	739	378
Other real estate owned	—	—
Total nonperforming assets	$739	$378
Allowance for credit losses on loans	$5,763	$6,420
Nonaccrual loans to total loans	0.11%	0.05%
Allowance for credit losses on loans to total loans	0.82%	0.93%
Allowance for credit losses on loans to nonaccrual loans	779.84%	1698.41%

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

The Company’s primary sources of internally generated funds are principal and interest payments on loans, cash flows generated from operations and cash flows generated by investments. Growth in deposits is typically the primary source of funds for loan growth. Estimated uninsured deposits, including deposits collateralized by pledged assets, represented 41.2% and 40.5% of total deposits at September 30, 2026 and December 31, 2025, respectively. The Company and its subsidiary bank have multiple funding sources, in addition to deposits, that can be used to increase liquidity and provide additional financial flexibility. At September 30, 2026, these sources were the subsidiary bank’s established federal funds lines with correspondent banks aggregating $38.0 million, with available credit of $38.0 million; an established borrowing relationship with the FHLB, with available credit of $175.9 million; and access to borrowings from the FRB discount window, with available credit of $33.5 million. The Company also has a $3.0 million line of credit with TIB The Independent BankersBank, N.A. The line is held by the holding company and is secured with 100% of the outstanding common shares of the Company’s subsidiary bank. As of September 30, 2026, $500,000 remained available for use on the line of credit.

The following table summarizes the Company’s interest-earning cash and cash equivalents as of the periods indicated.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Interest-earning cash and cash equivalents	$65,256	$59,289
Interest-earning cash and cash equivalents as a percent of:
Total loans held for investment	9.3%	8.6%
Total earning assets	5.6%	5.2%
Total deposits	5.8%	5.5%

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve, the primary federal regulator of the Company and its subsidiary bank, has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets.

The Company continues to maintain capital ratios that support its asset growth. The federal bank regulatory agencies have implemented regulatory capital rules known as “Basel III.” The Basel III rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.50%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total capital to risk-weighted assets of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. There is also a capital conservation buffer that requires banks to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees. The Company’s accumulated other comprehensive income or loss, resulting from unrealized gains and losses, net of income tax, on investment securities available for sale, is excluded from regulatory capital. As of September 30, 2026, the Company’s subsidiary bank continued to exceed minimum capital standards and remained well-capitalized under the applicable rules.

The Company’s subsidiary bank has a net total of $10.7 million in outstanding Fixed Rate Noncumulative Perpetual Preferred Stock. The preferred stock qualifies as Tier 1 capital at the Bank and pays dividends at an annual rate of 5.30%. The net total of $10.7 million is presented as noncontrolling interest at the Company level and qualifies as Tier 1 capital at the Company. At September 30, 2026, the Company had $29.1 million, net of unamortized debt issuance costs of $96,000, in subordinated debt outstanding, of which $21.1 million qualifies as Tier 2 capital at the Company level. The Company has made all interest and dividend payments in a timely manner.

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

Derivative financial instruments include futures contracts, forward contracts, interest rate swaps, options contracts, and other financial instruments with similar characteristics. We have not engaged in significant derivative activities through September 30, 2026, with the exception of mortgage banking derivatives. See Note 12 (“Mortgage Banking Derivatives”) to the Company’s Notes to Consolidated Financial Statements for additional discussion of mortgage banking derivatives.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2026. In connection with such evaluation, the Company has determined that there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2026.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program(1)	(d) Maximum Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Plans
July 1, 2026 through July 31, 2026	16,106	$12.25	—	$—
August 1, 2026 through August 31, 2026	69,037	$14.60	—	$—
September 1, 2026 through September 30, 2026	155,148	$14.26	—	$—
Total	240,291	$14.22	—	$—
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
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, in inline XBRL (eXtensible Business Reporting Language) (filed herewith)

104	Cover page interactive data file (formatted in inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UWHARRIE CAPITAL CORP
(Registrant)

Date:	November 10, 2026	By:	/s/ Roger L. Dick
Roger L. Dick
President and Chief Executive Officer

Date:	November 10, 2026	By:	/s/ Heather H. Almond
Heather H. Almond
Principal Financial Officer